Form 10QSB
period 1999-06-30
FASHION DYNAMICS CORP
filed 1999-08-25
CIK 1046995

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

Registrant's SEC File Number: 000-24757









                     FASHION DYNAMICS, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0378451
(State of organization) (I.R.S. Employer Identification No.)

8105 Lake Hills Drive, Las Vegas, NV 89128
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 256-4250

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,600,000 shares of common stock issued and outstanding as of March 22, 1999.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that Form
10-SB filed with the SEC on May 24, 1999.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10Q-SB.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS.

FINANCIAL STATEMENTS

          Audited financial statements for the quarter ended June
            30, 1999.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                             July 19, 1999
Fashion Dynamics Corp.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Fashion Dynamics Corp. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period January 23, 1996 (inception), to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Dynamics Corp. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1999, for the six months ended June 30, 1998, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period January 23, 1996 (inception), to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                     Fashion Dynamics Corp.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 6 Mos. Ending     Year Ended Dec.
                                 June 30, 1999     31, 1998
            ASSETS
CURRENT ASSETS:
Cash                             $11,956           $16,255
TOTAL CURRENT ASSETS             $11,956           $16,255
FIXED ASSETS
Equipment (Net)                  $3,951            $2,103
TOTAL FIXED ASSETS               $3,951            $2,103
OTHER ASSETS:
Organization Costs (Net)         72                94
TOTAL OTHER ASSETS               72                94
TOTAL ASSETS                     15,979            18,452
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES:
Accounts Payable                  $1,000            0
TOTAL CURRENT LIABILITIES        $1,000            0
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $6,600
authorized 25,000,000 shares
issued and outstanding
December 31, 1998 - 6,600,000
shares
June 30, 1999 - 6,600,000 shares  $6,600
Additional paid-in Capital        24,400            24,400
Accumulated loss                  -16,021           -12,548
TOTAL STOCKHOLDERS' EQUITY       14,979            18,452
TOTAL LIABILITIES AND            15,979            18,452
STOCKHOLDERS' EQUITY

                     Fashion Dynamics Corp.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                    3 Mos.   3 Mos.     6 Mos.    6 Mos.
                    Ended    Ended      Ended     Ended
                    June     June 30,   June 30,  June 30,
                    30,      1998       1999      1998
                    1999
 INCOME:
Revenue             0        0          0         0
 EXPENSES:
General, Selling    $3,070   0          $3,070    $2,690
 and
 Administrative
Depreciation        246      135        381       270
Amortization        11       11         22        22
 Total Expenses     $3,327   $146       $3,473    $2,982
 Net Profit/Loss(-  $      - $ -146     $ -3,473  $ -2,982
 )                  3,327
 Net Profit/Loss    $      - NIL        $ -.0005  $ -.0004
 (-) Per weighted   .0005
 Share (Note 2)
 Weighted average   6,600,0  6,600,000  6,600,000 6,600,00
 Number of common   00                            0
 Shares
 outstanding

See accompanying notes to financial statements & audit report

                     Fashion Dynamics Corp.
                  (A Development Stage Company)
               STATEMENT OF OPERATION (continued)

                  Year      Year       Jan. 23,
                  Ended     Ended      1996
                  Dec. 31,  Dec. 31,   (Inceptio
                  1998      1997       n) to
                                       June 30,
                                       1999
INCOME:
Revenue            0         0          0
EXPENSES:
General, Selling   $2,890    $5,155     $14,877
and
Administrative
Depreciation       542       68         991
Amortization       45        45         153
Total Expenses    $3,477    $5,268     $16,021
Net Profit/Loss(- $ -3,477  $ -5,268   $ -16,021
)
Net Profit/Loss   $ -.0005  $ -.0008   $ -.0024
(-) Per weighted
Share (Note 2)
Weighted average  6,600,000 6,600,000  6,600,000
Number of common
Shares
outstanding


                     Fashion Dynamics Corp.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                    Common Shares     Stock Amount      Additional paid-  Accumulated
                                                        in Capital        Deficit
Balance,            1,100,000         $1,100            $29,900    $ -9,071
December 31, 1997
March 30, 1998      5,500,000         +5,500            -5,500
Forward Stock Split
6:1
Net Loss, Year                                                            -3,477
Ended
December 31, 1998
Balance,            6,600,000         $6,600            $24,400           $ -12,548
December 31, 1998
Net Loss January 1,                                                       -3,473
1999, to June 30,
1999
Balance,            6,600,000         $6,600            $24,400           $16,201
June 30, 1999

See accompanying notes to financial statements & audit report.

                     Fashion Dynamics Corp.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      6 Mos. Ended      6 Mos. Ended
                      June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
Cash Flows from
Operating Activities:
Net Loss               $ -3,327          $ -1,161          $ -3,473          $ -2,892
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Depreciation          +246              +135              +381              +270
Amortization          +11               +11               +22               +22
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0
Equipment             -2,229            0                 -2,229            0
Increase in current
Liabilities:
Accounts Payable      +1,000            0                 +1,000            0
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          $ -4,299          $ -1,015          $ -4,299          $ -2,690
(decrease) in cash
Cash, Beginning of    16,255            17,470            16,255            19,145
period
Cash, end of period   $11,956           $16,455           $11,956           $ 16,455

See accompanying notes to financial statements & audit report

                     Fashion Dynamics Corp.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)



                       Year Ended        Year Ended        Jan. 23, 1996
                       December 31,      December 31,      (Inception) to
                       1999              1998              June 30, 1999
Cash Flows from
Operating Activities:
Net Loss                $ -3,477          $ -5,268          $ -16,021
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Depreciation           +542              +68               +991
Amortization
Changes in Assets and
Liabilities:
Organization Costs     0                 0                 -225
Equipment              0                 -2,713            -4,942
Increase in current
Liabilities:
Accounts Payable       0                 0                 +1,000
Cash Flows from        0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common      0                 +25,000           +31,000
stock
Net increase           $ -2,890          $ +17,132         $ +11,956
(decrease) in cash
Cash, Beginning of     19,145            2,013             0
period
Cash, end of period    $16,255           $19,145           $11,956


                     Fashion Dynamics Corp.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
               June 30, 1999 and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 23, 1996, under the laws of the State of Nevada as Fashion Dynamics Corp. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

Depreciation

Depreciation  is calculated on the equipment on the  basis  of  5 year straight line.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


Net operation loss carry forward   $12,548
Valuation allowance      $12,548

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in 2016 and 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 25,000,000 shares with a par value of $0.001 per share.

Preferred Stock

Fashion Dynamics Corp. has no preferred stock.

On  February  6, 1996, the Company issued 600,000 shares  of  its
$0.001 par value common stock in consideration of $6,000.00 in cash.

On August 26, 1997, the Company completed an offering of its Common Stock under Regulation "D", Rule 504 for 500,000 Common
Shares of stock at $0.05 per share or $25,000.00.

On  March  30,  1998, the Company forward split its Common  Stock
6:1,  thus increasing the number of issued and outstanding Common
Stock shares from 1,100,000 to 6,600,000.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Form 10-SB, filed on May 24, 1999. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Fashion Dynamics, Inc.



                           By: /s/ Lee Figgins
                              Lee Figgins, Secretary and
                              Treasurer