Form 10KSB40
period 1999-12-31
FASHION DYNAMICS CORP
filed 2000-03-14
CIK 1046995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _____ to _____


                          Commission File No. 000-24757

                             FASHION DYNAMICS CORP.
           (Name of Small Business Issuer as specified in its charter)

                  Nevada                             88-0378451
     (State or Other Jurisdiction of               (IRS Employer
      Incorporation or Organization)             Identification No.)

                        2500 - 1177 West Hastings Street
                   Vancouver, British Columbia, Canada V6E 2K3
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (604) 608-1610

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year: $0.

The aggregate market value of voting stock held by non-affiliates: As of January 15, 2000, the estimated aggregate market value of voting stock held by nonaffiliates was $91,620.00 (assumes $0.01 per share, no actual trading occurred on January 15, 2000).

As of December 31, 1999, the Registrant had outstanding 20,156,400 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                       Page
Part I

1.   Description of Business                                                   3

2.   Description of Properties                                                 6

3.   Legal Proceedings                                                         7

4.   Submission of Matters to a Vote of Security Holders                       7

Part II

5.   Market for Common Equity and Related Stockholder                          8
     Matters

6.   Management's  Discussion and Analysis of Financial                        8
     Condition and Results of Operations

7.   Financial Statements                                                      8

8.   Changes in and Disagreements with Accountants                             8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control                      8
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                                    8

11.  Security Ownership of Certain Beneficial Owners  and                      9
     Management

12.  Certain Relationships and Related Transactions                            9

13.  Exhibits and Reports on Form 8-K                                          9

                        FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past three years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company was formed as a Nevada corporation in January 1996. It has been an inactive corporation for at least the past three years.

It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

In December of 1999 the Company approved a forward split of the currently issued and outstanding stock of the Company on a 3.054:1 basis.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

It may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles may require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Recent Developments

On March 13, 2000, the Company entered into an Agreement and Plan of Merger whereby the Company through a wholly owned subsidiary, will acquire all of the outstanding capital stock of FED Corporation, a Delaware corporation, in exchange for the issuance of shares and options to purchase an aggregate of 11,350,314 shares of common stock of the Company (the "Merger"). The business of FED Corporation is the design, development and production of organic light emitting diode micro displays and micro display modules. There can be no assurance that the acquisition of FED Corporation will be consummated.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company utilizes office space at 2500-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3 provided by Yiu Joe Cheung, an officer and director. The Company does not pay rent for this office space.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. Upon consummation of a merger with an operating company, the Company will seek to have its shares listed for trading on a national exchange or trading system. There can be no assurance that such listing will be successfully obtained. There has been no public trading market for the Company's shares for the past two fiscal years.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

On December 31, 1999, there were approximately 430 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1999 and 1998

The Company had no revenue during the last two years. The Company had general and administrative expenses of $3,477 in 1998, and incurred $18,452 of such expenses in 1999. General and administrative expenses during 1999, consisted of fees and related expenses associated with reviving the Company. In 1998 and 1999 the Company recognized no interest expenses. The Company realized a net loss of $18,452 in 1999. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital deficit of $31,000. This deficit is largely attributable to debt owed to affiliates of the Company, who have not pressed the Company for payment in hopes the Company will locate a business venture in which to participate that will serve as a resource for payment of the obligations. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. The Company's ability to pursue its plan is dependent on the continued forbearance of its affiliated creditors and their willingness to advance additional funds to the Company as needed.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past three years.

                                     PART IV

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age         Positions                       Since

Yiu Joe Cheung      28          President, Secretary,           1999
                                Treasurer and Director

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Over the past five years, Yiu Joe Cheung, has been advising, facilitating and investing in various venture capital opportunities in North America and Asia.

ITEM 10. EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, current management is expected to resign and be replaced by persons associated with the business acquired.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

In December 1999, the board of directors approved a 3.054 to 1 forward split of the Company's outstanding common stock. The following table sets forth as of December 31, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                        Common Shares        Percent of Class
PRINCIPAL
SHAREHOLDERS

Verus International Limited                              10,994,400               54.5%
Lauriston House Suite 101
Lower Collymore Rock
St. Michael, Barbados

OFFICERS AND DIRECTORS

Yiu Joe Cheung                                                  -0-                -0-

All officers and directors (1 person)                           -0-                -0-


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit    SEC Ref.    Title of Document                    Location
  No.        No.
   1       (3)(i)      Articles of Incorporation               1

   2       (3)(ii)     By-Laws                                 1

   3       (27)        Financial Data Schedules                2

1 Items Nos. 1 and 2 are incorporated by reference to the Company's Form 10SB filed with the Securities and Exchange Commission May 25, 1999.

2 The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last fiscal quarter of 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FASHION DYNAMICS CORP.

Date: March 14, 2000         By: /s/ Yiu Joe Cheung, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  March 14, 2000         /s/ Yiu Joe Cheung, Director

                             FASHION DYNAMICS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999

                                 C O N T E N T S

Independent Auditors' Report                                                 F-2

Balance Sheet                                                                F-3

Statements of Operations                                                     F-4

Statements of Stockholders' Equity (Deficit)                                 F-5

Statements of Cash Flows                                                     F-6

Notes to the Financial Statements                                            F-7

Board of Directors                                       February 17, 2000
FASHION DYNAMICS CORP.
Las Vegas, Nevada

         I have audited the accompanying Balance Sheets of FASHION DYNAMICS CORP. (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASHION DYNAMICS CORP. (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
702-361-8414

                                  BALANCE SHEET

                                     ASSETS

                                       December        December         December
                                       31, 1999        31, 1998         31, 1997
                                       --------        --------         --------
CURRENT ASSETS
     Cash                              $     0          $16,255          $19,145
                                       -------          -------          -------
     TOTAL CURRENT ASSETS              $     0          $16,255          $19,145
                                       -------          -------          -------
FIXED ASSETS
     Equipment (Net)                   $     0          $ 2,103          $ 2,645
                                       -------          -------          -------
     TOTAL FIXED ASSETS                $     0          $ 2,103          $ 2,645
                                       -------          -------          -------
OTHER ASSETS

     Organization Costs (Net)          $     0          $    94          $   139
                                       -------          -------          -------
     TOTAL OTHER ASSETS                $     0          $    94          $   139
                                       -------          -------          -------

TOTAL ASSETS                           $     0          $18,452          $21,929
                                       -------          -------          -------


    The accompanying notes are an integral part of these financial statements

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           December           December           December
                                           31, 1999           31, 1998           31, 1997
                                           --------           --------           --------
CURRENT LIABILITIES                        $      0           $      0           $      0
                                           --------           --------           --------
     TOTAL CURRENT LIABILITIES             $      0           $      0           $      0
                                           --------           --------           --------
STOCKHOLDERS' EQUITY (Note #4)

     Common stock
     Par value $0.001
     Authorized 25,000,000 shares
     Issued and outstanding at

     December 31, 1997 -
     1,100,000 shares                                                            $  1,100

     December 31, 1998 -
     6,600,000 shares                                         $  6,600

     December 31, 1999 -
     20,156,400 shares                     $ 20,156

     Additional paid-in capital              10,844             24,400             29,900

Deficit Accumulated during
   The Development Stage                    -31,000            -12,548             -9,071
                                           --------           --------           --------
TOTAL STOCKHOLDERS' EQUITY                 $      0           $ 18,452           $ 21,929
                                           --------           --------           --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $      0           $ 18,452           $ 21,929
                                           --------           --------           --------


    The accompanying notes are an integral part of these financial statements

                             STATEMENT OF OPERATIONS

                                         Year                  Year                  Year              Jan. 23,1996
                                        Ended                 Ended                 Ended               (Inception)
                                       Dec. 31,              Dec. 31,              Dec. 31,             to Dec. 31,
                                         1999                 1998                   1997                   1999
INCOME
Revenue                             $          0           $          0           $          0           $          0
                                    ------------           ------------           ------------           ------------
EXPENSES
Accounting                          $      5,575           $        675           $        850           $      7,450
Bank Charges                                   0                      0                     43                    113
Consulting Fees                                0                    200                      0                    200
Escrow Fees                                    0                      0                    500                    500
Filing Fees                                    0                      0                    170                    270
Legal Fees                                     0                  2,000                  1,905                  3,905
Professional Fees                              0                      0                      0                  3,000
Sales Commission                               0                      0                  1,250                  1,250
Services                                  10,680                      0                      0                 10,680
Transfer Fees                                  0                     15                    437                    452
Travel                                         0                      0                      0                    242
Abandoned Equipment                        2,103                      0                      0                  2,103

Depreciation                                   0                    542                     68                    610
Amortization of
Organization Costs                            94                     41                     45                    225
                                    ------------           ------------           ------------           ------------
         TOTAL EXPENSES             $     18,452           $      3,477           $      5,268           $     31,000
                                    ------------           ------------           ------------           ------------
       NET PROFIT/LOSS (-)          $    -18,452           $     -3,477           $     -5,268           $    -31,000
                                    ------------           ------------           ------------           ------------
Net Profit/Loss(-)
per weighted share
(Note # 1)                          $     -.0009           $     -.0002           $     -.0003           $     -.0015
                                    ------------           ------------           ------------           ------------
Weighted average
Number of common
shares outstanding                    21,156,400             21,156,400             21,156,400             21,156,400
                                    ------------           ------------           ------------           ------------

    The accompanying notes are an integral part of these financial statements

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Additional           Accumu-
                                 Common              Stock             paid-in              lated
                                 Shares             Amount             Capital              Deficit
                                 ------             ------             -------              -------
Balance,
December 31, 1996               600,000          $      600          $    5,400           $   -3,803

August 28, 1997
Issued for Cash                 500,000                 500              24,500

Net loss year ended
December 31, 1997                                                                             -5,268

Balance,
December 31, 1997             1,100,000          $    1,100          $   29,900           $   -9,071

March 30, 1998
Forward Stock Split
6:1                           5,500,000              +5,500              -5,500

December 31, 1999
Forward Stock Split
3:054:1                      13,556,400             +13,556             -13,556

Net Loss Year ended
December 31, 1999                                                        -18452
                             ----------          ----------          ----------
Balance,
December 31, 1999            20,156,400          $   20,156          $   10,844            $ -31,000
                             ----------          ----------          ----------           ----------


    The accompanying notes are an integral part of these financial statements

                             STATEMENT OF CASH FLOWS

                                       Year            Year             Year           Jan. 23,1996
                                      Ended           Ended            Ended           (Inception)
                                     Dec. 31,        Dec. 31,         Dec. 31,          to Dec. 31,
                                      1999            1998              1997               1999
                                      ----            ----              ----               ----
CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Loss                      $ -18,452        $ -3,477           $ -5,268           $ -31,000

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities
         Amortization                  +94              +45                 +45                +225
         Depreciation                   +0             +542                 +68                +610
     Abandoned Equipment            +2,103                0                   0              +2,103

Changes in assets and
Liabilities
     Organization Costs                  0                0                   0                -225
     Equipment                           0                0               -2713              -2,713
                                   -------          -------          ----------          ----------
NET CASH USED IN
OPERATING ACTIVITIES:              $ -16,255        $ -2,890           $ -7,868           $ -31,000

CASH FLOWS FROM
INVESTING ACTIVITIES:                    0                0                   0                   0

CASH FLOWS FROM
FINANCING ACTIVITIES:

     Issuance of Common
     Stock for Cash                      0                0             +25,000             +31,000
                                   -------          -------          ----------          ----------
Net Increase (decrease)            $ -16,255        $ -2,890          $ +17,132          $        0

Cash,
Beginning of period:                16,255           19,145               2,013                   0
                                   -------          -------          ----------          ----------
Cash, End of Period:               $     0          $16,255          $   19,145          $        0
                                   -------          -------          ----------          ----------


    The accompanying notes are an integral part of these financial statements

                          NOTES TO FINANCIAL STATEMENTS

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

         CASH AND EQUIVALENTS

                  From time to time, the Company maintains cash balances in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

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

         REPORTING ON COSTS OF START-UP ACTIVITIES

                  Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

         DEPRECIATION

                  Depreciation is calculated on the equipment on the basis of 5-year straight line. During 1999 this equipment was abandoned.


         LOSS PER SHARE

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999 the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward           $ 31,000
                 Valuation allowance                        $ 31,000

                 Net deferred tax asset                     $      0

         The federal net operating loss carry forward will expire between 2016 and 2019.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of Fashion Dynamics Corp. consists of 25,000,000 shares with a par value of $0.001 per share.

         PREFERRED STOCK

         Fashion Dynamics Corp. has no preferred stock.

         On February 6, 1996, the Company issued 600,000 shares of its $0.001 par value common stock in consideration of $6,000.00 in cash under Rule 504 of Regulation D under the Securities Act of 1933.

         On August 27, 1997, the Company completed an offering of its Common Stock under Rule 504 of Regulation D, for 500,000 Common Shares of stock at $0.05 per share or $25,000.00.

         On March 30, 1998, the Company forward split its Common Stock 6:1, increasing the number of issued and outstanding Common Stock shares from 1,100,000 to 6,600,000.

         On December 31, 1999, the Company forward split its Common Stock 3:054:1, thus increasing the number of issued and outstanding Common Stock shares from 6,600,000 to 20,156,400.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free if necessary.

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

NOTE 7 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.