Form 10QSB
period 2000-03-31
EMAGIN CORP
filed 2000-05-23
CIK 1046995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

                               eMAGIN CORPORATION

        (Exact name of small business issuer as specified in its charter)

                        Commission file number: 000-24757

                   NEVADA                                 88-0378451
       (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)

                                  2070 ROUTE 52
                        HOPEWELL JUNCTION, NEW YORK 12533
                    (Address of principal executive offices)

                                 (914) 892-1900
                           (Issuer's telephone number)

                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000 the Registrant had 24,751,315 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]
                               eMAGIN CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



Index                                                                                                Page Number
PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at March 31, 2000
              and December 31, 1999 (eMagin Corporation)                                                      3

              Consolidated Balance Sheet at December 31, 1999
              (FED Corporation)                                                                               4

              Consolidated Statement of Operations For the Three-Months
              ended March 31, 2000 (eMagin Corporation)                                                       5

              Consolidated Statements of Operations for the Periods From January 1, 2000
              to March 15, 2000, the Three-Months ended March 31, 1999 and For the Period from Inception (January 6, 1992) to March 15, 2000
              (FED Corporation)                                                                               6

              Consolidated Statement of Cash Flows For the Three-Months
              ended March 31, 2000 (eMagin Corporation)                                                       7

              Consolidated Statements of Cash Flows for the Periods From January 1,
              2000 to March 15, 2000, the Three-Months ended March 31, 1999 and For the Period from Inception (January 6, 1992) to March 15, 2000
              (FED Corporation)                                                                               8

              Notes to Consolidated Financial Statements                                                      9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           12

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              17

Item 2.       Changes in Securities                                                                          17

Item 3.       Defaults Upon Senior Securities                                                                17

Item 4.       Submission of Matters to a Vote of Security Holders                                            17

Item 5.       Other Information                                                                              17

Item 6.       Exhibits and Reports on Form 8-K                                                               17

EXHIBIT INDEX                                                                                                17

SIGNATURE                                                                                                    18




              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS



                                                                                           eMAGIN CORPORATION
                                                                                ----------------------------------------
                                                   ASSETS                       March 31, 2000        December 31, 1999
                                                                                -------------         ------------------
                                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  21,637,386                   --
   Contract receivables                                                               144,659                   --
   Unbilled costs and estimated profits on contracts
      in progress                                                                     619,564                   --
   Prepaid expenses and other current assets                                          364,508                   --
                                                                                -------------         ------------------
      Total current assets                                                         22,766,117                   --

Equipment and leasehold improvements, net of accumulated
   depreciation of $3,483,433 and $0, respectively                                  1,127,960                   --

Goodwill, net of accumulated amortization of $1,028,292 and $0                     77,440,372                   --
Deposits and other assets                                                              10,451                   --
                                                                                -------------         ------------------
      Total assets                                                              $ 101,344,900                   --
                                                                                =============         ==================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities             $   2,534,915                   --
   Current portion of long term debt                                                  291,076                   --
   Other short term debt                                                            2,050,000                   --
                                                                                -------------         ------------------
      Total current liabilities                                                     4,875,991                   --
                                                                                -------------         ------------------
LONG-TERM DEBT                                                                        410,797                   --

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 76,350,000
      Shares issued and outstanding - 24,751,315 and 20,156,400, respectively          24,751                 20,156
   Additional paid-in capital                                                     121,053,508                 10,844
   Deferred compensation                                                          (12,780,010)                    --
   Deficit accumulated during the development stage                               (12,240,138)                (31,000)
                                                                                -------------         ------------------
      Total shareholders' equity                                                   96,058,112                   --
                                                                                -------------         ------------------
      Total liabilities and shareholders' equity                                $ 101,344,900           $       --
                                                                                =============         ==================



                   See selected notes to financial statements.
                                        3
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEET


                                                                    FED CORPORATION
                                                                    ---------------
                                   ASSETS                         December 31, 1999
                                                                  -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $    718,468
   Contract receivables                                                     73,304
   Unbilled costs and estimated profits on contracts
      in progress                                                          221,723
   Prepaid expenses and other current assets                               127,658
                                                                      ------------
      Total current assets                                               1,141,153

Equipment and leasehold improvements, net of accumulated
   depreciation of $3,304,138                                            1,214,680

Goodwill, net of accumulated amortization of $1,439,000                  2,671,390
Deposits and other assets                                                   10,451
                                                                      ------------
      Total assets                                                    $  5,037,674
                                                                      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities   $  2,041,100
   Current portion of long term debt                                       268,675
   Other short term debt                                                 2,126,700
                                                                      ------------
      Total current liabilities                                          4,436,475
                                                                      ------------

LONG-TERM DEBT                                                             541,578

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.01 per share
      Shares authorized - 40,000,000
      Shares issued and outstanding - 4,380,519                             43,806
   Additional paid-in capital                                           47,254,459
   Deficit accumulated during the development stage                    (47,238,644)
                                                                      ------------
      Total shareholders' equity                                            59,621
                                                                      ------------
      Total liabilities and shareholders' equity                      $  5,037,674
                                                                      ============


                   See selected notes to financial statements.
                                       4
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
                        (a development stage corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                             eMAGIN CORPORATION
                                                             ------------------
                                                                Three-Months
                                                                   ended
                                                               March 31, 2000
                                                               --------------
CONTRACT REVENUE:
Contract revenue                                               $     12,266
                                                               ------------
  Total revenue                                                      12,266
                                                               ------------
COSTS AND EXPENSES:
Research and development, net of funding
  under cost sharing arrangements of
  $358,760                                                            623,030
Selling, general and administrative                                   214,303
Depreciation and amortization                                       1,055,646
Non-cash charge for stock-based compensation                        6,484,578
Non-cash charge related to issuance of warrants                     3,880,756
                                                                 ------------
    Total costs and expenses, net                                  12,258,313
                                                                 ------------
OTHER INCOME (EXPENSE)                                                 36,909
                                                                 ------------
    Net loss                                                     $(12,209,138)
                                                                 ============
Basic and diluted net loss per common share                      $      (0.92)
                                                                 ============
Basic and diluted weighted average shares outstanding              13,253,293
                                                                 ============


                   See selected notes to financial statements.
                                        5
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                 FED CORPORATION
                                                                                 ---------------
                                                                                                        Period from
                                                                    January 1, 2000   Three Months       inception
                                                                       through           Ended        (January 6, 1992)
                                                                    March 15, 2000   March 31, 1999   to March 15, 2000
                                                                    --------------   --------------   -----------------
CONTRACT REVENUE:
  Contract revenue                                                    $    568,484    $    647,043    $ 15,133,837
                                                                      ------------    ------------    ------------
    Total revenue                                                          568,484         647,043      15,133,837
                                                                      ------------    ------------    ------------
COSTS AND EXPENSES:
Research and development, net of funding
  under cost sharing arrangements of
  $175,000 and $170,995 and $9,164,792, respectively                     2,251,733       3,091,965      38,575,533
Selling, general and administrative                                        670,655         693,022      10,934,793
Depreciation and amortization                                              325,095         432,977       5,130,015
Non-cash charge for induced conversion of debt to common stock           2,940,339           --          4,857,730
                                                                      ------------    ------------    ------------
    Total costs and expenses, net                                        6,187,822       4,217,964      59,498,071
                                                                      ------------    ------------    ------------
OTHER EXPENSE                                                             (126,114)        (46,233)       (529,216)
                                                                      ------------    ------------    ------------
    Net loss                                                          $ (5,745,452)   $ (3,617,154)   $(44,893,450)
                                                                      ============    ============    ============
Basic and diluted net loss per common share                           $      (1.31)   $      (4.64)
                                                                      ============    ============
Basic and diluted weighted average shares outstanding                    4,380,589         779,736
                                                                      ============    ============



                   See selected notes to financial statements.
                                        6
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
                        (a development stage corporation)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                        eMAGIN CORPORATION
                                                                     -----------------------
                                                                          Three-Months
                                                                             ended
                                                                          March 31, 2000
                                                                     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(12,209,138)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                             1,055,546
   Non-Cash charge for stock-based compensation                              6,484,578
   Non-Cash charge related to issuance of warrants                           3,880,756
   Changes in operating assets and liabilities-
       Contract receivables                                                    (12,696)
       Prepaid expenses and other current assets                               (58,792)
       Accounts payable, accrued expenses and other current liabilities         38,798
                                                                          ------------
             Net cash used in operating activities                            (820,948)
                                                                          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                      (35,000)
   Acquisition, net of cash acquired                                           996,017
                                                                          ------------
             Net cash used in investing activities                             961,017
                                                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs               21,515,470
   Payments of long term debt and capital leases                               (18,153)
                                                                          ------------
             Net cash provided by financing activities                      21,497,317
                                                                          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   21,637,386

CASH AND CASH EQUIVALENTS, beginning of period                                    --
                                                                          ------------
CASH AND CASH EQUIVALENTS, end of period                                  $ 21,637,386
                                                                          ============



                   See selected notes to financial statements.
                                        7
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 March 31, 2000


                                                                                    FED CORPORATION
                                                                                    ---------------
                                                                                                             Period from
                                                                       January 1, 2000    Three Months        inception
                                                                             through          Ended       (January 6, 1992)
                                                                        March 15, 2000   March 31, 1999   to March 15, 2000
                                                                        --------------   --------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (5,745,452)   $ (3,617,154)   $(44,893,450)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                               325,095         432,977       5,130,015
   Gain on Sale of Assets                                                         --              --           (69,525)
   Non-cash charge for induced conversion of debt to common stock            2,940,339            --         4,857,730
   Non-Cash charge related to issuance of warrants                                --              --           203,000
   Non-Cash charge due to beneficial conversion feature                           --              --           157,500
   Changes in operating assets and liabilities-
       Contract receivables                                                    (58,659)       (562,444)       (131,963)
       Unbilled costs and estimated profits on contracts in progress          (397,841)        543,341        (619,564)
       Prepaid expenses and other current assets                              (170,780)         31,351          (6,130)
       Accounts payable, accrued expenses and other current liabilities        440,382         479,634       2,550,979
                                                                          ------------    ------------    ------------
             Net cash used in operating activities                          (2,666,916)     (2,692,295)    (32,821,408)
                                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                      (57,574)        (16,218)     (3,212,214)
   Proceeds from the sale of assets                                                                            229,550
   Acquisition, net of cash acquired                                                                          (547,503)
                                                                          ------------    ------------    ------------
             Net cash used in investing activities                             (57,574)        (16,218)     (3,530,167)
                                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior notes, net of issuance costs                              --              --         3,968,959
   Proceeds from sales of common stock, net of issuance costs                1,269,378           7,089       4,688,538
   Proceeds from sales of preferred stock, net of issuance costs                  --         2,021,676      23,856,998
   Proceeds from short term debt                                             2,103,290            --         5,436,623
   Payments of long term debt and capital leases                               (62,629)         (2,977)       (295,526)
                                                                          ------------    ------------    ------------
             Net cash provided by financing activities                       3,310,039       2,025,788      37,655,592
                                                                          ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           585,549        (682,725)      1,304,017

CASH AND CASH EQUIVALENTS, beginning of period                                 718,468       1,878,286            --
                                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                  $  1,304,017    $  1,195,561    $  1,304,017
                                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   Conversion of Debt into Common Stock                                   $  3,000,000    $       --      $       --
                                                                          ============    ============    ============

                   See selected notes to financial statements.
                                        8
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Prior to its acquisition of FED Corporation (FED) on March 16, 2000 discussed below, Fashion Dynamics Corporation (FDC) had no active business operations. Accordingly, for all financial information required for periods prior to the March 16, 2000 acquisition, FED's historical financial statements have been presented herein as the predecessor entity.

Note  2 -  NATURE OF BUSINESS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED (the Merger). The merged company changed its name to eMagin Corporation (the Company or eMagin) (Note 3). FED is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FED's wholly-owned subsidiary, Virtual Vision, develops and markets microdisplay systems and optics technology for commercial, industrial and military applications. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises", as it continues to devote substantially all of its efforts to establishing a new business, and it is not yet commenced its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and are not related to the Company's planned principal operations of commercialization of products using organic light emitting diode (OLED) technology.

Note 3 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock and approximately 1.6 million options and warrants to purchase common stock to the FED shareholders. The total preliminary purchase price of the transaction is approximately $78.8 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value a simultaneous private placement transaction of similar securities), $0.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments, and $6.9 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. The results of FED Corporation for the period March 16, 2000 through March 31, 2000 are included in the eMagin consolidated statements of operations for the three months ended March 31, 2000. Under the purchase method of accounting, the assets and liabilities will be recorded based upon their fair values at the date of acquisition. As of March 31, 2000, the preliminary allocation of values to the acquired assets and liabilities, including the allocation of goodwill, have been based on the Company's best estimates of value. The final allocation of the purchase price will be based on appraisals made by an independent appraiser and a comprehensive final evaluation of the fair value of assets acquired and liabilities assumed by FDC. In its preliminary allocation of purchase price, in connection with the
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Merger, the Company recorded goodwill of approximately $78.8 million, which is being amortized over three years. For the period ended March 31, 2000, eMagin recorded approximately $1.0 million in amortization expense relating to goodwill.

Note 4 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. To date, activities of the Company (and its predecessor) include the performance of research and development under cooperative agreements with United States Government agencies. Funding from research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred.

Note 5 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by using the weighted average number of shares of common stock outstanding during the period, restated for the effect of the merger upon the number of shares outstanding in the current year. No common stock equivalents have been included in the computation of weighted average shares outstanding, as their effect would be anti-dilutive.

Note 6 -  STOCKHOLDERS' EQUITY

Prior to the Merger on March 16, 2000, approximately $27.3 million was raised through the private placement issuance of approximately 3.5 million shares of common stock and the conversion of $3.0 million of debt into equity of FED Corporation. Additionally, approximately 9.4 million shares of common stock held by FDC's principal shareholders were cancelled at the time of the Merger.

In connection with the Merger, the Company repriced approximately 325,000 common stock options issued to employees. The repricing resulted in non-cash compensation expense of approximately $6.2 million for the period ended March 31, 2000. Subsequently, these shares will be accounted for under variable plan accounting for the remainder of their exercise periods, or until such time that the options are exercised or otherwise forfeited.

Also in connection with the Merger, the Company repriced approximately 215,000 warrants issued to outside consultants and organizations that provided bridge loans and funding commitments to the Company. The repricing resulted in a non-cash charge of approximately $1.2 million, which is included in the accompanying consolidated statement of operations for the period ended March 31, 2000.

The Company issued options to purchase common stock to employees at an exercise price below the fair market value on the date of grant of $7.00. These options vest over a period of 48 - 60 months. As a result, the Company has recorded deferred compensation expense in the amount of approximately $13.1 million, of which approximately $265,000 was amortized during the period ended March 31, 2000. The remaining balance will be amortized over the vesting period of the options.

The Company issued warrants to shareholders (non-employees) at an exercise price below the fair market value on the date of grant. As a result, the Company has recorded a one-time compensation expense of approximately $2.6 million which is included in the accompanying consolidated statement of operations for the period ended March 31, 2000.

The recipients of the repriced options and warrants were required to execute lock-up agreements (the Lock Up Agreements) that prohibit any disposition of the underlying shares for a period of 18 months following the Merger, thereafter the recipients may transfer no more that 20% of the underlying shares in the 6 months
              eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.")
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -  STOCKHOLDERS' EQUITY (continued)

following the end of the 18-month period, and the balance of the underlying shares may be transferred 24-27 months after the Merger.

Note 7 - RECENT ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               eMAGIN CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

                THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1999

STATEMENT OF FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

eMagin Corporation is a leading developer of organic light emitting diode (OLED) microdisplays and optics systems. We currently provide custom video display headsets, in limited quantities, largely to government customers. We are seeking to transition into commercial distribution of our products and technology as components to OEM system manufacturers for near-eye and headset applications in products such as wearable computers, handheld telecommunication devices, and computer and entertainment headsets.

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. For the past three years, FDC has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. On March 16, 2000, FDC acquired FED and subsidiary (the FDC Merger) through its wholly-owned subsidiary, FED Capital Acquisition Corporation. In connection with the Merger, FDC changed its name to eMagin Corporation (the Company) (derived from "electronic imaging"), and listed its Common Stock on the American Stock Exchange.

The FDC Merger was accounted for using the purchase method of accounting and the assets and liabilities were recorded based upon their fair values at the date of acquisition. For purposes of the unaudited consolidated financial statements, the preliminary fair values of the Company's assets and liabilities were based on the Company's best estimates of their fair market valuation. The final allocation of the purchase price will be based on appraisals made by an independent appraiser and a comprehensive final evaluation of the fair value of assets acquired and liabilities assumed by FDC. In connection with the FDC Merger, the Company recorded goodwill of approximately $74.0 million, which is being amortized over three years. For the period ended March 31, 2000, eMagin recorded approximately $1.0 million in amortization expense related to goodwill.

FED Corporation was incorporated in 1992 in Raleigh, NC. Its original purpose was the development and commercialization of flat panel display technology for displaying data, information, and video. As a result of the Company's successful research in the area of field emission displays (FEDs), it was awarded approximately $13 million in government contracts to support field emission display technology development.

In 1994, FED relocated its operations to IBM's East Fishkill, NY campus, purchased equipment for manufacturing and research and development. In 1996 FED began work related to the manufacturing and design of microdisplays based upon Eastman Kodak's small molecule, OLED technology and, in 1997 FED Corporation acquired a license from Eastman Kodak to commercialize this technology. Since 1997, FED has applied this OLED technology to produce high resolution microdisplay applications in which a small (such as 0.5-in. diagonal) display is magnified via optics to produce a larger (e.g., 19-inch) virtual image. FED has been granted 44 patents, 3 notices of allowance and has 59 patents pending that relate to OLED, field emission displays, optics, and potential system implementation.

In April 1998 FED acquired Virtual Vision, Inc. for the purpose of accelerating the emergence of a commercial market for video headsets.This acquisition provided FED with a second core competency in advanced optics that complements its expertise in semiconductor and display technology. In 1998 FED established a sales and marketing office in Santa Clara, CA.

The Company has produced several preliminary prototype versions of the OLED microdisplay, including monochromatic and color display devices. In addition, Virtual Vision has produced prototypes of headset systems that incorporate commercially available liquid crystal displays. The Company expects to continue funding the development of prototype and demonstration versions of products incorporating OLED microdisplay and optics technology at least through 2001. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors including acceptance of the OLED technology by various industries and OEMs, market acceptance of products incorporating the OLED technology, and the technical performance of such products. The Company expects to continue to incur significant operating losses until such time that it is selling its products in commercial quantities.

The following information should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

REVENUE

For the three months ending March 31, 2000 and for the same period in 1999, the Company had revenues of $0.6 million. Revenue consisted of research and development contract funding received under government-funded programs. To date, the Company has been awarded fourteen U.S. government contracts, of which twelve have been completed, and two (2) remain active. The remaining costs to be incurred and billed on these two contracts as of March 31, 2000 was $5.2 million.

Overall government R&D contract support remains strong, but remains subject to unpredictable government funding issues and periodic slow payment.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company has received cost sharing awards from the U.S. Department of Commerce, the Department of the Air Force and the Department of the Army. As of March 31, 2000, the remaining costs to be incurred and billed on these four active "cost sharing" contracts totalled $3.3 million. Gross research and development expenses were $3.4 million for the three months ended March 31, 2000 as compared to $3.3 million for the three months ended March 31, 1999. Of these amounts, the Company received $0.5 million and $0.2 million in cost sharing from the U.S. Government as of March 31, 2000 and 1999, respectively. The $0.1 million increase in gross expenses over these time periods reflects the additional costs associated with personnel costs, equipment leases, depreciation, and material costs resulting from increased research and development activities and equipment additions at the Company's manufacturing facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, amortization, as well as other marketing and administrative expenses. General and administrative costs were $15.6 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. Of the $14.5 million increase, $0.2 million represented additional personnel costs, legal fees incurred in connection with patent filings, and other marketing and administrative expenses, $2.9 million related to the expense associated with the conversion of two convertible notes into equity prior to the merger, $1 million related to the increased amortization associated with the increase in goodwill created by the merger, $6.2 million related to non-cash compensation expense associated with the repricing of 325,248 employee options prior to the FDC Merger, the issuance of 2,545,360 employee options prior to the merger resulted in a deferred compensation expense of $13 million which resulted in a $0.3 million non-cash compensation expense for the quarter. $1.2 million related to the non-cash consulting expense associated with repricing 214,946 warrants and the reduction of 421,692 warrants outstanding, that had been previously issued to consultants of the company and $2.6 million related to the non-cash expense associated with the issuance of 454,760 warrants, which were obtained in the repricing of the warrants mentioned above and issued to former FED Corporation shareholders, prior to the FDC Merger, that agreed to the lock up agreements described below.

The recipients of the repriced options and warrants were required to execute lock-up agreements (the Lock Up Agreements) that prohibit any disposition of the underlying shares for a period of 18 months following the Merger, thereafter the recipients may transfer no more that 20% of the underlying shares in the 6 months following the end of the 18-month period, and the balance of the underlying shares may be transferred 24-27 months after the Merger.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Investment in the shares of our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

NEED FOR ADDITIONAL FINANCING.

     During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity financing. The Company is currently devoting substantial resources to the development of its products and to the establishment of sales and distribution relationships. Substantial additional capital may be required in the future to fund product development and product launch cycles. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result.

HISTORY OF LOSSES AND NEGATIVE CASH FLOW; ANTICIPATED CONTINUED LOSSES.

     Since the Company's inception, it has incurred significant losses and negative cash flow. The Company has not achieved profitability and it expects to continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in areas such as establishment and expansion of markets, advertising, brand promotion, sales and marketing, research and development and operating infrastructure. The Company cannot assure investors that it will ever achieve or sustain profitability or that its operating losses will not increase in the future.

COMPETITION.

     The market for organic light emitting diode (OLED) microdisplays, and optics systems is highly competitive. The competition for the Company's products comes largely from large, well-established multinational companies with longer operating histories, greater name recognition, larger retail bases and significantly greater financial, technical, and marketing resources than the Company. Competition from these sources could materially adversely affect the Company's business, operating results or financial condition. Competitive factors in the OLED market include innovative products, product quality, marketing and distribution resources and price. While the Company believes that it has the experience and ability to compete within its identified market, there can be no assurance that the Company will be able to compete successfully against current or future competitors.

RELIANCE ON KEY INDIVIDUALS

     The Company is dependent upon the active participation of several key management personnel. The Company does not currently maintain key employee insurance policies. The Company will likely need to recruit additional qualified personnel in order to expand according to its business plan. The duties of the Chief Financial Officer are being fulfilled by the Vice President, Finance and Administration (Acting CFO). There can be no assurance that eMagin will be able to attract such persons or retain any of its key personnel. The failure to attract and retain key personnel could have a material adverse effect on the Company's results of operations and financial performance.

PRODUCT LIABILITY.

     The Company's business exposes it to potential product liability claims which are inherent in the manufacture and sale of light emitting diode (OLED) microdisplays, and optics systems. Although no such claim has been brought against the Company to date, and to the knowledge of the Company no such claim is threatened or likely, the Company may face liability to product users for damages resulting from the faulty design or manufacture of products. Although the Company maintains product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the Company.

DEPENDENCE ON NEW MARKETS

     The Company's future growth, if any, depends in part on its ability to penetrate new markets. There can be no assurance that eMagin will be successful in locating or penetrating any new markets for its products.

SHARE PRICE VOLATILITY.

     The trading price of the Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the personal products industries and other events or factors. In addition, in recent years the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. To date, the Company's Common Stock has not traded in sufficient volumes, or for a sufficient length of time, to produce any meaningful evidence of correlation between its price and general market volatility.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 16, 2000, FED Capital Acquisition Corporation, a Delaware corporation ("Merger-Sub"), and wholly-owned subsidiary of the Company, merged (the "Merger") with and into FED Corporation, a Delaware corporation ("FED"), pursuant to an Agreement and Plan of Merger dated March 13, 2000 (the "Merger Agreement"). In conjunction with the Merger, the Company changed its name from "Fashion Dynamics Corp." to "eMagin Corporation." Pursuant to the terms of the Merger Agreement, the Company issued 10,486,386 shares of its authorized but unissued common stock (the "Exchange Shares") to the former holders of FED common stock and securities convertible into common stock based on a conversion ratio of two (2) shares of the Company's common stock for each share of FED common stock issued and outstanding (or issuable upon conversion or exercise of existing FED securities) as of the effective time of the Merger. The shares issued to the former FED stockholders represents approximately 42% of the outstanding common stock of the Company following the Merger. All outstanding options to purchase FED common stock (excluding 1,188,180 option shares held by former FED stockholders not included within the Exchange Shares) were converted into options to purchase common stock of the Company. FED employee stock options to purchase an aggregate of 1,634,058 shares of FED Common Stock were converted into options to purchase 3,268,116 shares of the Company's Common Stock as follows: (i) 2,376,360 shares of Company Common Stock at an exercise price of $1.70 per share vesting over 48 months from the date of the Merger; (ii) 42,240 shares of Company Common Stock at an exercise price of $1.70 per share vesting over 12 months from the date of the Merger, and (iii) 849,516 shares of Company Common Stock at an average price of $7.59 per share, vesting according to various schedules. The issuance of the Exchange Shares was exempt from registration pursuant to Rule 506 under the Securities Act of 1933, as amended.

     In connection with the Merger, the Company changed its name to "eMagin Corporation" and it also sold 3,464,547 shares of its Common Stock pursuant to Rule 504 under the Securities Act of 1933, as amended, for an aggregate purchase price of $24,251,830.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 29, 2000, a Special Meeting of the Shareholders of the Company was held (the "Special Meeting"). The meeting did not involve the election of directors. The following matters were voted on, in person or by proxy, at the Special Meeting:

     1) The proposal of the Company's Board of Directors to amend the Company's Articles of Incorporation to change the name of the Company to "eMagin Corporation."
     VOTES FOR: 11,711,151 VOTES AGAINST: 200 ABSTENTIONS/NON-VOTES: 8,445,049

     2) The proposal to approve the adoption by the Company's Board of Directors of the Company's 2000 Stock Option Plan
     VOTES FOR: 11,710,951 VOTES AGAINST: 400 ABSTENTIONS/NON-VOTES: 8,445,049

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


Exhibit No.                                          Description
--------------    --------------------------------------------------------------

10.11* Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of March 15, 2000 by and between eMagin Corporation, FED Capital Acquisition Corporation, and FED Corporation, as filed in the Company's Form 8-K filed March 17, 2000.

27.1                Financial Data Schedule.

* Incorporated herein by reference.

(b)      Reports on Form 8-K.


     On March 17, 2000, the Company filed a Form 8-K Current Report announcing the acquisition of FED Corporation pursuant to the terms of an Agreement and Plan of Merger dated March 15, 2000. On March 17, 2000, the Company also filed a Form 8-K/A amending such Current Report.

     On March 23, 2000, the Company filed a Form 8-K Current Report announcing the resignation of the Company's independent auditor, Barry L. Friedman, P.C., and the appointment of Arthur Andersen LLP as its new independent auditor.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eMAGIN CORPORATION

Dated:  May 22, 2000                   By: /s/ Edward V. Flynn
                                          -------------------------------------
                                          Edward V. Flynn
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)