Form 10QSB
period 2000-06-30
EMAGIN CORP
filed 2000-08-14
CIK 1046995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

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

                                 (845) 892-1900
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000 the Registrant had 24,752,394 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]


Index                                                                                                Page Number
PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2000 (unaudited) and
              December 31, 1999 (eMagin), and at December 31, 1999
              (FED Corporation - Predecessor)                                                                 1

              Consolidated Statements of Operations For the Three-Months and Six-Months
              ended June 30, 2000 (unaudited)                                                                 2

              Consolidated Statements of Operations For the Periods from January 1, 2000 to March 15, 2000, the Three-Months and Six-Months ended June 30, 1999, and for the Period from Inception (January 6, 1992) to March 15, 2000
              (FED Corporation - Predecessor) (unaudited)                                                     3

              Consolidated Statements of Cash Flows For the Period Six-Months
              ended June 30, 2000 (unaudited) (eMagin), For the Period from January 1, 2000 to March 15, 2000, the Six-Months ended June 30, 1999 and for the Period from Inception (January 6, 1992) to March 15, 2000 (FED Corporation -
              Predecessor) (unaudited)                                                                        4

              Selected Notes to Consolidated Financial Statements                                             5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                            8

PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              12

Item 2.       Changes in Securities                                                                          12

Item 3.       Defaults Upon Senior Securities                                                                12

Item 4.       Submission of Matters to a Vote of Security Holders                                            12

Item 5.       Other Information                                                                              12

Item 6.       Exhibits and Reports on Form 8-K                                                               12

SIGNATURE                                                                                                    13


         eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS, CORP.) and Predecessor
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS



                                                                               EMAGIN CORPORATION              FED CORPORATION
                                                                               ------------------              ----------------
                                                   ASSETS               June 30, 2000    December 31, 1999    December 31, 1999
                                                                        -------------    -----------------    -----------------
                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                            $  14,971,557    $            --      $         718,468
   Contract receivables                                                        17,266                 --                 73,304
   Unbilled costs and estimated profits on contracts
      in progress                                                           1,308,393                 --                221,723
   Prepaid expenses and other current assets                                  349,119                 --                127,658
                                                                        -------------    -----------------    -----------------
      Total current assets                                                 16,646,335                 --              1,141,153

Equipment and leasehold improvements, net of accumulated
   depreciation of $3,642,249, $0, and $3,304,139, respectively             1,377,590                 --              1,214,680

Goodwill, net of accumulated amortization of $7,627,877, $0, and
   $1,439,000, respectively                                                70,830,296                 --              2,671,390
Deposits and other assets                                                      10,451                 --                 10,451
                                                                        -------------    -----------------    -----------------

      Total assets                                                      $  88,864,672    $            --      $       5,037,674
                                                                        =============    =================    =================

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities     $   1,242,742    $            --      $       2,041,100
   Deferred revenue                                                           550,000                 --                   --
   Current portion of long term debt                                          303,048                 --                268,675
   Other short term debt                                                         --                   --              2,126,700
                                                                        -------------    -----------------    -----------------
      Total current liabilities                                             2,095,790                 --              4,436,475
                                                                        -------------    -----------------    -----------------

LONG-TERM DEBT                                                                340,030                 --                541,578

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 76,350,000, 0, and 40,000,000, respectively
      Shares issued and outstanding - 24,752,394, 10,800,382 and
          4,380,519, respectively                                              24,752               10,800               43,806
   Additional paid-in capital                                             118,309,485               20,200           47,254,459
   Deferred compensation                                                  (11,885,491)                --                   --
   Deficit accumulated during the development stage                       (20,019,894)             (31,000)         (47,238,644)
                                                                        -------------    -----------------    -----------------
      Total shareholders' equity                                           86,428,852                 --                 59,621
                                                                        -------------    -----------------    -----------------

      Total liabilities and shareholders' equity                        $  88,864,672    $            --      $       5,037,674
                                                                        =============    =================    =================


                   See selected notes to financial statements.
                                        1
         eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS, CORP.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                eMAGIN CORPORATION

                                                                         Three-Months          Six-Months
                                                                             ended                ended
                                                                        June 30, 2000        June 30, 2000
                                                                    ------------------    ------------------
     CONTRACT REVENUE:
       Contract revenue                                             $          828,394    $          840,660
                                                                    ------------------    ------------------
         Total revenue                                                         828,394               840,660
                                                                    ------------------    ------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of
      $644,880 and $1,003,640, respectively                                  2,616,684             3,239,714
     Selling, general and administrative                                     1,450,774             1,665,077
     Depreciation and amortization                                           6,540,310             7,595,956
     Non-cash charge for stock-based compensation                           (1,710,680)            4,773,898
     Non-cash charge related to issuance of warrants                              --               3,880,756
                                                                    ------------------    ------------------
         Total costs and expenses, net                                       8,897,088            21,155,401
                                                                    ------------------    ------------------

     OTHER INCOME                                                              288,938               325,847
                                                                    ------------------    ------------------

         Net loss                                                   $       (7,779,756)   $      (19,988,894)
                                                                    ==================    ==================

Basic and diluted net loss per common share                         $            (0.31)   $            (1.05)
                                                                    ==================    ==================

Basic and diluted weighted average common shares outstanding                24,751,327            19,002,310
                                                                    ==================    ==================



                   See selected notes to financial statements.

         eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS, CORP.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        FED CORPORATION
                                                                        ---------------
                                                                                                       Period from
                                            January 1, 2000     Three-Months      Six-Months             inception
                                                through             Ended            Ended          (January 6, 1992)
                                            March 15, 2000      June 30, 1999     June 30, 1999     to March 15, 2000
                                            ---------------    --------------    --------------    ------------------
CONTRACT REVENUE:
  Contract revenue                          $       568,484    $      428,597    $    1,075,640    $       15,133,837
                                            ---------------    --------------    --------------    ------------------
    Total revenue                                   568,484           428,597         1,075,640            15,133,837
                                            ---------------    --------------    --------------    ------------------

COSTS AND EXPENSES:
Research and development, net of funding
  under cost sharing arrangements of
  $175,000, $439,318, $610,313 and
  $9,164,792, respectively                        2,251,733         2,039,613         5,131,578            38,575,533
Selling, general and administrative                 670,655         1,068,504         1,907,958            10,934,793
Depreciation and amortization                       325,095           279,629           566,174             5,130,015
Non-cash charge for induced conversion of
  debt to common stock                            2,940,339              --                --               4,857,730
                                            ---------------    --------------    --------------    ------------------
    Total costs and expenses, net                 6,187,822         3,387,746         7,605,710            59,498,071
                                            ---------------    --------------    --------------    ------------------

OTHER EXPENSE                                      (126,114)          (50,611)          (96,844)             (529,216)
                                            ---------------    --------------    --------------    ------------------

    Net loss                                $    (5,745,452)   $   (3,009,760)   $   (6,626,914)   $      (44,893,450)
                                            ===============    ==============    ==============    ==================


                   See selected notes to financial statements.
                                        3
        eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS, CORP.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    eMAGIN CORPORATION                  FED CORPORATION
                                                                    ------------------                  ---------------
                                                                                                                   Period from
                                                            Six-Months      January 1, 2000     Six-Months          inception
                                                               ended            through            Ended        (January 6, 1992)
                                                           June 30, 2000     March 15, 2000    June 30, 1999    to March 15, 2000
                                                           -------------    ---------------    -------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (19,988,894)   $    (5,745,452)   $  (6,626,914)   $     (44,893,450)
Adjustments to reconcile net loss to net cash
        used in operating activities--
   Depreciation and amortization                               7,824,209            325,095          858,157            5,130,015
   Gain on Sale of Assets                                           --                 --               --                (69,525)
   Non-cash charge for induced conversion of
     debt to common stock                                           --            2,940,339             --              4,857,730
   Non-cash charge for stock-based compensation                4,675,859               --               --                   --
   Non-cash charge related to issuance of warrants             3,880,756               --               --                203,000
   Non-cash charge due to beneficial conversion feature             --                 --               --                157,500
   Changes in operating assets and liabilities--
       Contract receivables                                      114,697            (58,659)        (332,917)            (131,963)
       Unbilled costs and estimated profits on contracts
          in progress                                           (688,829)          (397,841)       3,167,929             (619,564)
       Prepaid expenses and other current assets                 (43,403)          (170,780)          28,868               (6,130)
       Accounts payable, accrued expenses and other
          current liabilities                                   (705,896)           440,382         (428,874)           2,550,979
                                                           -------------    ---------------    -------------    -----------------
             Net cash used in operating activities            (4,931,501)        (2,666,916)      (3,333,751)         (32,821,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                       (443,447)           (57,574)         (48,444)          (3,212,214)
   Net proceeds from acquisition                                 996,017               --               --               (547,503)
   Proceeds from the sale of assets                                 --                 --               --               (229,550)
                                                           -------------    ---------------    -------------    -----------------
          Net cash provided by (used in)
            investing activities                                 552,570            (57,574)         (48,444)          (3,530,167)
                                                           -------------    ---------------    -------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior notes, net of issuance costs                --                 --               --              3,968,959
   Proceeds from sales of common stock, net of
     issuance costs                                           21,474,915          1,269,378            7,089            4,688,538
   Proceeds from sales of preferred stock, net of
     issuance costs                                                 --                 --          2,925,823           23,856,998
   Payment of short term debt                                       --            2,103,290             --              5,436,623
   (Net payments on) proceeds from long term debt
     and capital leases                                       (2,124,427)           (62,629)         612,501             (295,526)
                                                           -------------    ---------------    -------------    -----------------
          Net cash provided by financing activities           19,350,488          3,310,039        3,545,413           37,655,592
                                                           -------------    ---------------    -------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     14,971,557            585,549          163,218            1,304,017


CASH AND CASH EQUIVALENTS, beginning of period                      --              718,468        1,878,286                 --
                                                           -------------    ---------------    -------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                   $  14,971,557    $     1,304,017    $   2,041,504    $       1,304,017
                                                           =============    ===============    =============    =================


                   See selected notes to financial statements.
                                        4
      eMAGIN CORPORATION (FORMERLY "FASHION DYNAMICS CORP.") and Predecessor
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises", as it continues to devote substantially all of its efforts to establishing a new business, and it has not yet commenced its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and are not related to the Company's planned principal operations of commercialization of products using organic light emitting diode (OLED) technology.

Note 3 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock and approximately 1.6 million options and warrants to purchase common stock to the FED shareholders. The total preliminary purchase price of the transaction was approximately $81.6 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $0.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments and $6.9 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities will be recorded based upon their fair values at the date of acquisition. As of June 30, 2000, the preliminary allocation of values to the acquired assets and liabilities, including the allocation of goodwill, have been based on the Company's best estimates of value. The final allocation of the purchase price will be based on appraisals made by an independent appraiser and a comprehensive final evaluation of the fair value of assets acquired and liabilities assumed by FDC. Considering that FED was a development stage entity at the time of the merger, and had been since its inception in 1992, management expects that a portion of the purchase price will be attributable to purchased in-process research and development, and that amount may be significant. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. In its preliminary allocation of purchase price, the Company recorded goodwill of approximately $78.5 million, which is being amortized over an estimated useful life of three years. For the six-month period ended June 30, 2000, eMagin recorded approximately $7.6 million in amortization expense relating to goodwill.

Note 4 - REVENUE RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profit based on the relationship of costs and the allocation of allowable indirect costs as defined by each contract.

As of June 30, 2000, the Company has received advance payments on contracts to be completed of $550,000 under an agreement for certain research and development to be completed with another party. Through June 30, 2000, the Company had not yet commenced its performance of services under this agreement and, accordingly, no revenue has been recognized in the accompanying consolidated financial statements.

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. To date, activities of the Company (and its predecessor) have included the performance of research and development under cooperative agreements with United States Government agencies. Funding from such research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred.

Note 6 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by using the weighted average number of shares of common stock outstanding during the period, restated for the effect of the Merger upon the number of shares outstanding in the current year. No common stock equivalents have been included in the computation of weighted average shares outstanding, as their effect would be anti-dilutive.

Note 7 -  STOCKHOLDERS' EQUITY

Prior to the Merger on March 16, 2000, approximately $27.3 million was raised through the private placement issuance of approximately 3.5 million shares of common stock and the conversion of $3.0 million of debt into equity of FED Corporation. Additionally, approximately 9.4 million shares of common stock held by FDC's principal shareholders were cancelled at the time of the Merger.

In connection with the Merger, the Company repriced approximately 325,000 common stock options issued to employees, all of which were fully vested at the time of the repricing. Subsequent to the repricing, these options are required to be accounted for under variable plan accounting for the remainder of their terms, or until such time that the options are exercised or otherwise forfeited. During the quarter ended June 30, 2000, the Company recorded a benefit against previously recorded compensation expense of approximately $2.6 million due to a decrease in the fair market value of the Company's common stock during the second quarter. During the quarter ended March 31, 2000, the Company had recorded compensation expense of approximately $6.2 million based on the fair market value of the Company's common stock at the end of the quarter, as compared to the new exercise price of these options.

Also in connection with the Merger, the Company repriced approximately 215,000 warrants issued to outside consultants and organizations that provided bridge loans and funding commitments to the Company. The repricing resulted in a one-time non-cash charge of approximately $1.2 million in March 2000, which is included in the accompanying consolidated statement of operations for the six-month period ended June 30, 2000.

In March 2000, the Company issued approximately 2.5 million options to purchase common stock to employees at an exercise price below the fair market value on the date of grant of $7.00. These options vest over a period of 48 - 60 months. As a result, the Company, deferred compensation expense in the amount of approximately $13.1 million as a component of shareholders equity, of which approximately $1.2 million was amortized into the statement of operations during the six-month period ended June 30, 2000. The remaining balance will be amortized over the vesting period of the options.

Certain of the Company's option and warrant holders were required to execute lock-up agreements at the time of Merger (the "Lock Up Agreements") that prohibit any disposition of the underlying shares for a period of 18 months following the Merger, along with certain other provisions as set forth in the Lock Up Agreements. In March 2000, the Company issued warrants to shareholders (non-employees). The warrants were issued at an exercise price below the fair market value on the date of grant. As a result, the Company has recorded a one-time compensation expense of approximately $2.6 million which is included in the accompanying consolidated statement of operations for the six-month period ended June 30, 2000.

Note 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                 SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
                         SIX MONTHS ENDED JUNE 30, 1999

STATEMENT OF FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this release.

     The inclusion of the forward-looking statements should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

eMagin Corporation (the "Company") is a leading developer of organic light emitting diode ("OLED") microdisplays, and optics systems. We currently provide custom video display headsets, in limited quantities, largely to government customers. We are seeking to transition into commercial distribution of our products and technology as components to OEM system manufacturers for near-eye and headset applications in products such as wearable computers, handheld telecommunication devices, and computer and entertainment headsets.

The Company was originally incorporated as Fashion Dynamics Corporation ("FDC") on January 23, 1996 under the laws of the State of Nevada. For the past three years, FDC had no active business operations, and sought to acquire an interest in a business with long-term growth potential. On March 16, 2000, the Company acquired FED Corporation through the merger of its wholly-owned subsidiary, FED Capital Acquisition Corporation, with and into FED Corporation (the "Merger"). In connection with the Merger, the Company changed its name to eMagin Corporation (derived from "electronic imaging"), and listed its securities on the American Stock Exchange.

The Merger was accounted for using the purchase method of accounting and the assets and liabilities were recorded based upon their fair values at the date of acquisition. The total preliminary purchase price of the transaction is approximately $81.6 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $0.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments, and $ 6.9 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities will be recorded based upon their fair values at the date of acquisition. As of June 30, 2000, the preliminary allocation of values to the acquired assets and liabilities, including the allocation of goodwill, have been based on the Company's best estimates of value. The final allocation of the purchase price will be based on appraisals made by an independent appraiser and a comprehensive final evaluation of the fair value of assets acquired and liabilities assumed by the Company. Considering that FED Corporation was a development stage entity at the time of the merger, and had been since its inception in 1992, management expects that a portion of the purchase price will be attributable to purchased in-process research and development, and that amount may be significant. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No.4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. In its preliminary allocation of purchase price the Company recorded goodwill of approximately $78.5 million, which is being amortized over an estimated useful life of three years. For the six-month period ended June 30, 2000, the Company recorded approximately $7.6 million in amortization expense relating to goodwill.

FED Corporation was incorporated in 1992 in Raleigh, NC. Its original purpose was the development and commercialization of flat panel display technology for displaying data, information and video. As a result of the Company's successful research in the area of field emission displays ("FEDs"), it was awarded approximately $13.0 million in government contracts to support field emission display technology development.

 In 1994, FED Corporation relocated its operations to IBM's East Fishkill, NY campus, purchased equipment for manufacturing and research and development. In 1996, FED Corporation began work related to the manufacturing and design of microdisplays based upon Kodak's small molecule, OLED technology and, in 1997 FED Corporation acquired a license from Kodak to commercialize this technology. Since 1997, FED Corporation has applied this OLED technology to produce high resolution microdisplay applications in which a small (such as 0.5-in. diagonal) display is magnified via optics to produce a larger (e.g., 19-inch) virtual image. As of June 30, 2000, eMagin Corporation's patent portfolio consists of 46 issued patents, 2 notices of allowance and 61 patents pending relating to OLED, field emission displays, optics and potential system implementation.

In April 1998 FED Corporation acquired Virtual Vision, Inc. for the purpose of accelerating the emergence of a commercial market for video headsets. This acquisition provided FED Corporation with a second core competency in advanced optics that complements its expertise in semiconductor and display technology. In 1998 FED Corporation established a sales and marketing office in Santa Clara, CA.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999.

Prior to the acquisition of FED Corporation, the Company was a shell with no operations. As a result, management believes that the aggregation of the financial results of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the following comparative information effects the operating results for FED Corporation for all periods prior to the Merger and it should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report. The comparison of financial information below for the period ended June 30, 2000 reflects pro forma results of eMagin for the six months ended June 30, 2000 and its predecessor, FED Corporation for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full six months of operations for each period. Reference is made to the Company's consolidated financial statements that are included herein for further detail on the results of eMagin and FED Corporation for their respective periods of ownership.

REVENUES

Revenues for the three and six months ended June 30, 2000 were $0.8 million and $1.4 million, respectively, as compared to $0.4 million and $1.1 million, respectively, for the three and six months ended June 30, 1999. Revenues consist primarily of contracts funded by certain U.S. government programs, and the amount of revenues earned in any period is dependent upon, among other factors, the execution of new government contracts and funding issues, and may not be predictable or consistent from period to period but remains subject to unpredictable government funding issues.

COSTS AND EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the predecessor, has received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of June 30, 2000, the remaining costs to be incurred and billed on these three active "cost sharing" contracts totaled $2.3 million. Gross research and development expenses for the three months ended June 30, 2000 were $3.3 million and $6.7 million for the six-months ended June 30, 2000 and for the same periods in 1999, the Company's gross research and development expenses were $2.5 million and $5.7 million, respectively. Of these amounts, the Company received $0.6 million and $1.2 million in cost sharing from the U.S. Government for the three months and six months ended June 30, 2000 and $0.4 million and $0.6 million for the same periods in 1999, respectively. The $0.8 million and $0.9 million increase in gross expenses for the three months and six months ended June 30, 2000 reflects the additional costs associated with personnel costs, equipment leases, depreciation, and material costs resulting from increased research and development activities and equipment additions at the Company's manufacturing facility.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three and six months ending June 30, 2000 were $1.5 million and $2.3 million respectively, as compared to $1.1 million and $1.9 million, respectively, for the three and six months ended June 30, 1999. The increase in selling, general and administrative expenses is primarily due to increases in marketing activity, personnel costs, travel and patent filings.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three and six months ending June 30, 2000 were $6.5 million and $7.6 million respectively, as compared to $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 1999. The increase in depreciation and amortization expense is caused by non-cash charges related to the amortization of goodwill created by the Merger.

NON-CASH FOR STOCK-BASED COMPENSATION

Non-cash for stock-based compensation expense for the three and six months ending June 30, 2000 were $(1.7) million and $4.8 million respectively, as compared to no activity for the three and six months ended June 30, 1999. During the quarter ended June 30, 2000, the Company recorded a benefit against previously recorded compensation expense of approximately $2.6 million due to a decrease in the fair market value of the Company's common stock during the second quarter. The remainder of the activity, for the three and six months ending June 30, 2000, reflects the amortization of deferred compensation costs.

NON-CASH CHARGE RELATED TO ISSUANCE OF WARRANTS

Non-cash charge related to issuance of warrants expense for six months ending June 30, 2000 were $3.9 million, as compared to no activity for the six months ended June 30, 1999. Non-cash consulting expense associated with repricing 214,946 warrants that had been previously issued to consultants of the Company represented $1.3 million. An additional $2.6 million related to the non-cash expense associated with the issuance of 454,760 warrants, issued to former FED Corporation shareholders, prior to the Merger, that agreed to the Lock Up Agreements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have financed our operations primarily through private placements of equity securities and research and development contracts.

Net cash used in operating activities was $4.9 million for the six months ended June 30, 2000. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash provided by investing activities was $0.6 for the six months ended June 30, 2000. This represented cash acquired net of acquisition cost of $1.0 million, offset by capital expenditures of $0.4.

Net cash provided by financing activities was $19.3 for the six months ended June 30, 2000 and consisted primarily of proceeds from the issuance of common stock in a private placement net of issuance costs of $21.5 million offset by decreases in short term debt and capital leases. As of June 30, 2000, we had $15.0 million in cash and cash equivalents.

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

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

NEED FOR ADDITIONAL FINANCING

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

HISTORY OF LOSSES AND NEGATIVE CASH FLOW; ANTICIPATED CONTINUED LOSSES

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

COMPETITION

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

PRODUCT LIABILITY

The Company's business exposes it go potential product liability claims which are inherent in the manufacture and sale of light emitting diode (OLED) microdisplays, and optics systems. Although no such claim has been brought against the Company to date, and to the knowledge of the Company no such claim is threatened or likely, the Company may face liability to product users for damages resulting from the faulty design or manufacture of products. Although the Company maintains product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the Company.

DEPENDENCE ON NEW MARKETS

The Company's future growth, if any, depends in part on its ability to penetrate new markets. There can be no assurance that eMagin will be successful in locating or penetrating any new markets for its products.

SHARE PRICE VOLATILITY

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2000, we issued 1,080 shares of our common stock to Ward Parkinsen upon Mr. Parkinsen's exercise of warrants to purchase common shares. We received gross proceeds in the amount of $1,836.00, which proceeds are to be used for general operating capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


Exhibit No.                                          Description
-----------       --------------------------------------------------------------------------------------------------
27.1              Financial Data Schedule.


(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eMAGIN CORPORATION


Dated:  August 14, 2000                By: /s/ Edward V. Flynn
                                           -------------------------------------
                                           Edward V. Flynn
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)