Form 10QSB/A
period 2000-03-31
EMAGIN CORP
filed 2000-11-14
CIK 1046995

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000 the Registrant had 25,068,063 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]
                               eMAGIN CORPORATION
                                    FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

Index                                                                                                Page Number

PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at March 31, 2000, (unaudited), (as restated)
              and December  31, 1999 (eMagin Corporation)                                                     3

              Consolidated Balance Sheet at December 31, 1999
              (FED Corporation - Predecessor)                                                                 4

              Unaudited consolidated Statement of Operations For the Three-Months ended March 31, 2000 , (as restated)
              (eMagin Corporation)                                                                            5

              Unaudited consolidated Statements of Operations for the Periods From January 1, 2000
              through March 15, 2000, (as restated) the Three-Months ended March 31, 1999 and
              For the Period from Inception (January 6, 1992) to March 15, 2000 (as restated)
              (FED Corporation - Predecessor)                                                                 6

              Unaudited consolidated Statement of Cash Flows For the Three-Months
              ended March 31, 2000 (eMagin Corporation), (as restated)                                        7

              Unaudited consolidated Statements of Cash Flows for the Periods From January 1, 2000
              through March 15, 2000, (as restated) the Three-Months
              ended March 31, 1999 and For the Period from Inception
              (January 6, 1992) to March 15, 2000 (as restated) (FED Corporation - Predecessor)               8

              Notes to Unaudited Consolidated Financial Statements                                            9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           12

PART II OTHER INFORMATION

Item 2.       Changes in Securities                                                                          17

Item 4.       Submission of Matters to a Vote of Security Holders                                            17

Item 6.       Exhibits and Reports on Form 8-K                                                               17

EXHIBIT INDEX                                                                                                17
SIGNATURE                                                                                                    18

     eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.") and Predecessor
                       (a development stage corporation)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                eMagin Corporation
                                                                                ---------------------------------------------------
                                     ASSETS                                           March 31, 2000          December 31, 1999
                                                                                ---------------------------------------------------
                                                                                       (Unaudited)
                                                                                (as restated, see Note 7)

CURRENT ASSETS:
     Cash and cash equivalents                                                                $ 21,637,386            --
     Contract receivables                                                                          144,659            --
     Unbilled costs and estimated profits on contracts in progress                                 619,564            --
     Prepaid expenses and other current assets                                                     364,508            --
                                                                                ---------------------------------------------------
           Total current assets                                                                 22,766,117            --

Equipment and leasehold improvements, net of accumulated
      depreciation of $27,354 and $0, respectively                                               1,127,960            --
Goodwill, net of accumulated amortization of $1,186,698 and $0                                  84,255,561            --
Deposits and other assets                                                                           10,451            --
                                                                                ---------------------------------------------------
           Total assets                                                                       $108,160,089            --
                                                                                ===================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, accrued expenses and other current liabilities                         $  2,534,915            --
     Current portion of long term debt                                                             291,076            --
     Other short term debt                                                                       2,050,000            --
                                                                                ---------------------------------------------------
           Total current liabilities                                                             4,875,991            --
                                                                                ---------------------------------------------------
LONG TERM DEBT                                                                                     410,798            --

SHAREHOLDERS' EQUITY:
      Common Stock, par value $0.001 per share
             Shares authorized - 76,350,000
             Shares issued and outstanding - 25,068,063 and 10,800,382,
             respectively                                                                           25,068        10,800
      Additional paid-in capital                                                               117,911,274        20,200
      Deferred Compensation                                                                    (12,774,886)           --
      Deficit accumulated during the development stage                                          (2,288,156)      (31,000)
                                                                                ---------------------------------------------------
              Total shareholders' equity                                                       102,873,300            --
                                                                                ---------------------------------------------------
               Total liabilities and shareholders' equity                                     $108,160,089      $     --
                                                                                ===================================================

                   See selected notes to financial statements.

     eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.") AND PREDECESSOR
                       (a development stage corporation)
                           CONSOLIDATED BALANCE SHEET

                                                                                                                  FED Corporation
                                                                                                                    - Predecessor
                                                   ASSETS                                                       December 31, 1999
                                                                                                      ---------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                                                            $718,468
   Contract receivables                                                                                                   73,304
   Unbilled costs and estimated profits on contracts
      in progress                                                                                                        221,723
   Prepaid expenses and other current assets                                                                             127,658
                                                                                                      ---------------------------
      Total current assets                                                                                             1,141,153

Equipment and leasehold improvements, net of accumulated
   depreciation of $3,304,138                                                                                          1,214,680

Goodwill, net of accumulated amortization of $1,439,000                                                                2,671,390
Deposits and other assets                                                                                                 10,451
                                                                                                      ---------------------------

      Total assets                                                                                                   $ 5,037,674
                                                                                                      ===========================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities                                                   $2,041,100
   Current portion of long term debt                                                                                     268,675
   Other short term debt                                                                                               2,126,700
                                                                                                      ---------------------------
      Total current liabilities                                                                                        4,436,475
                                                                                                      ---------------------------

LONG-TERM DEBT                                                                                                           541,578

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.01 per share
      Shares authorized - 40,000,000
      Shares issued and outstanding - 4,380,519                                                                           43,806
   Additional paid-in capital                                                                                         47,210,655
   Deficit accumulated during the development stage                                                                  (47,238,644)
                                                                                                      ---------------------------
      Total shareholders' equity                                                                                          59,621
                                                                                                      ---------------------------
      Total liabilities and shareholders' equity                                                                     $ 5,037,674
                                                                                                      ===========================

                   See selected notes to financial statements eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.") AND PREDECESSOR
                       (a development stage corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                                        eMagin Corporation
                                                                                        ------------------
                                                                                           Three-Months
                                                                                              ended
                                                                                          March 31, 2000
                                                                                      -----------------------
                                                                                     (as restated, see Note 7)
     CONTRACT REVENUE:
       Contract revenue                                                                         $     12,266
                                                                                      -----------------------
         Total revenue                                                                                12,266
                                                                                      -----------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of  $358,760                                                   623,030
     Selling, general and administrative                                                             241,657
     Amortization of purchased intangibles                                                         1,186,698
     Amortization of deferred compensation                                                           254,946
                                                                                      -----------------------
         Total costs and expenses, net                                                             2,306,331
                                                                                      -----------------------

     INTEREST INCOME, net                                                                             36,909
                                                                                      -----------------------
         Net loss                                                                               $ (2,257,156)
                                                                                      =======================

Basic and diluted net loss per common share                                                     $      (0.17)
                                                                                      =======================
Basic and diluted weighted average shares outstanding                                             13,312,240
                                                                                      =======================

                   See selected notes to financial statements eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.") AND PREDECESSOR
                       (a development stage corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                      FED Corporation
                                                                                       - Predecessor
                                                                                                              Period from
                                                                January 1, 2000         Three-Months           inception
                                                                    through                 Ended          (January 6, 1992)
                                                                March 15, 2000          March 31,1999      to March 15, 2000
                                                             ----------------------  --------------------  -------------------
                                                                (as restated,                                (as restated,
                                                                 see Note 7)                                  see Note 7)
     CONTRACT REVENUE:
       Contract revenue                                              $     568,484          $    647,043     $     15,133,837
                                                             ----------------------  --------------------  -------------------
         Total revenue                                                     568,484               647,043           15,133,837
                                                             ----------------------  --------------------  -------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
       under cost sharing arrangements of
        $175,000 and $170,995 and $9,164,792, respectively               2,180,519             3,091,965           38,433,105
     Selling, general and administrative                                   670,655               693,022           10,934,793
     Depreciation and amortization                                         325,095               432,977            5,130,015
     Non-cash charges for stock-based compensation                       7,778,850                     -            9,696,241
                                                             ----------------------  --------------------  -------------------
         Total costs and expenses, net                                  10,955,119             4,217,964           64,194,154
                                                             ----------------------  --------------------  -------------------

     INTEREST (EXPENSE), net                                            (2,968,414)              (46,233)          (3,371,516)
                                                             ----------------------  --------------------  -------------------

         Net loss                                                    $ (13,355,049)         $ (3,617,154)    $    (52,431,833)
                                                             ======================  ====================  ===================

Basic and diluted net loss per common share                          $       (3.03)         $      (4.64)
                                                             ======================  ====================

Basic and diluted weighted average shares outstanding                    4,438,095               779,736
                                                             ======================  ====================

                   See selected notes to financial statements eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.") AND PREDECESSOR
                       (a development stage corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               eMagin Corporation
                                                                                             -----------------------
                                                                                                  Three-Months
                                                                                                     ended
                                                                                                 March 31, 2000
                                                                                             -----------------------
                                                                                                  (as restated,
                                                                                                   see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                                ($2,257,156)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                                             27,354
   Amortization of purchased intangibles                                                                  1,186,698
   Amortization of deferred compensation                                                                    254,946
   Changes in operating assets and liabilities, net of acquisition-
       Contract receivables                                                                                 (12,696)
       Prepaid expenses and other current assets                                                            (58,792)
       Accounts payable, accured expenses and other current liabilities                                      (6,224)
                                                                                             -----------------------
             Net cash used in operating activities                                                         (865,870)
                                                                                             -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                                   (35,001)
   Net proceeds from acquisition                                                                            995,594
                                                                                             -----------------------
             Net cash provided by investing activities                                                      960,593
                                                                                             -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                                            21,558,294
   Payments of long term debt and capital leases                                                            (15,631)
                                                                                             -----------------------
             Net cash provided by financing activities                                                   21,542,663
                                                                                             -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENT'S                                                               21,637,386


CASH AND CASH EQUIVALENTS, beginning of period                                                                    -
                                                                                             -----------------------

CASH AND CASH EQUIVALENTS, end of period                                                                $21,637,386
                                                                                             =======================

                   See selected notes to financial statements eMAGIN CORPORATION ( formerly "Fashion Dynamics Corp.") AND PREDECESSOR
                       (a development stage corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                         FED Corporation - Predecessor
                                                                         ----------------------------------------------------------
                                                                                                                    Period from
                                                                           January 1, 2000        Three-Months        inception
                                                                               through               Ended        (January 6, 1992)
                                                                           March 15, 2000        March 31, 1999   to March 15, 2000
                                                                         --------------------   ----------------  -----------------
                                                                            (as restated,                           (as restated,
                                                                              see Note 7)                              see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    ($13,355,049)           ($3,617,154)     ($52,431,833)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                 325,095                432,977         5,130,015
   Gain on sale of assets                                                              -                      -           (69,525)
   Amortization of debt discount                                               2,940,339                      -         2,940,339
   Non-cash charge related to induced conversion of debt                               -                      -         1,917,391
   Non-cash charges related to stock-based compensation                        7,778,850                                7,778,850
   Non-cash charge related to issuance of warrants                                     -                      -           203,000
   Non-cash charge due to beneficial conversion feature                                -                      -           157,500
   Changes in operating assets and liabilities-
       Contract receivables                                                      (58,659)              (562,444)         (131,963)
       Unbilled costs and estimated profits on contracts in progress            (397,841)               543,341          (619,564)
       Prepaid expenses and other current assets                                (178,058)                31,351           (13,408)
       Accounts payable, accrued expenses and other current liabilities          488,516                479,634         2,527,899
                                                                         ----------------        ---------------  ----------------
             Net cash used in operating activities                            (2,456,807)            (2,692,295)      (32,611,299)
                                                                         ----------------        ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                                           (57,574)               (16,218)       (3,212,214)
Proceeds from the sale of assets                                                       -                      -           229,550
Acquisition, net of cash acquired                                                      -                      -          (547,503)
                                                                         ----------------        ---------------  ----------------
             Net cash used in investing activities                               (57,574)               (16,218)       (3,530,167)
                                                                         ----------------        ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes, net of issuance costs                                      -                      -         3,968,958
Proceeds from sales of common stock, net of issuance costs                     1,269,378                  7,089         4,602,711
Proceeds from sales of preferred stock, net of issuance costs                          -              2,021,676        23,856,998
Proceeds from short term debt                                                  1,923,300                      -         5,342,460
 Payments of long term debt and capital leases                                   (92,748)                (2,977)         (325,644)
                                                                         ----------------        ---------------  ----------------
             Net cash provided by financing activities                         3,099,930              2,025,788        37,445,483
                                                                         ----------------        ---------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             585,549               (682,725)        1,304,017
CASH AND CASH EQUIVALENTS, beginning of period                                   718,468              1,878,286                 -
                                                                         ----------------        ---------------  ----------------

CASH AND CASH EQUIVALENTS, end of period                                      $1,304,017             $1,195,561         1,304,017
                                                                         ================        ===============  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Conversion of Debt into Common Stock                                          $3,000,000         $           -    $             -
                                                                         ================        ===============  ================


                   See selected notes to financial statements eMAGIN CORPORATION (formerly "Fashion Dynamics Corp.") and Predecessor
         Selected Notes to Unaudited Consolidated Financial Statements

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

Prior to its acquisition of FED Corporation (FED) on March 16, 2000 discussed below, Fashion Dynamics Corporation (FDC) was a blind pool company with no operations. Accordingly, for all financial information required for periods prior to the March 16, 2000 acquisition, FED's historical financial statements have been presented herein as the predecessor entity.

Note  2 -  NATURE OF BUSINESS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED (the Merger) (Note 3). The merged company changed its name to eMagin Corporation (the Company or eMagin). Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger. eMagin is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. eMagin's wholly-owned subsidiary, Virtual Vision, develops and markets microdisplay systems and optics technology for commercial, industrial and military applications.

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

Note 3 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to the FED shareholders to acquire 100% of the outstanding common stock of FED, at an exchange rate of 2 for 1. Additionally, eMagin issued approximately 3.9 million options and warrants to purchase common stock to holders of FED options and warrants, at the same relative terms of the options and warrants previously held. The total preliminary purchase price of the transaction is approximately $98.4 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value a simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, $.3 million of acquisition costs and $3.8 million of net liabilities assumed. The transaction was accounted for using the purchase method of accounting. The results of FED Corporation for the period March 16, 2000 through March 31, 2000 are included in the eMagin consolidated statements of operations for the three months ended March 31, 2000. As of March 31, 2000, the preliminary allocation of values to the acquired assets and liabilities, including the allocation of goodwill, have been based on the Company's best estimates of value. The final allocation of the purchase price will be based on appraisals made by an independent appraiser and a comprehensive final evaluation of the fair value of assets acquired and liabilities assumed by FDC. In its preliminary allocation of purchase price, the Company allocated approximately $13 million of the purchase price to deferred compensation (representing that portion of the value of options and warrants exchanged which vest in the future as additional services are provided by employees) and recorded goodwill of approximately $85.4 million, which is being amortized over three years. For the period ended March 31, 2000, eMagin recorded approximately $1.2 million in amortization expense relating to goodwill.

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

Note 5 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by using the weighted average number of shares of common stock outstanding during the period, restated for the effect of the merger upon the number of shares outstanding in the current year and, for the presentation of net loss per share for the predecessor, a stock split effected during 1999. No common stock equivalents have been included in the computation of weighted average shares outstanding, as their effect would be anti-dilutive.

Note 6 - STOCKHOLDERS' EQUITY

Prior to the Merger on March 16, 2000 the company raised approximately $21.5 million through the private placement issuance of approximately 3.5 million shares of common stock. At the time of the Merger, $3 million of bridge loans funded to FED prior to the Merger were also converted into common stock. Additionally, approximately 9.4 million shares of common stock held by FDC's principal shareholders were cancelled at the time of the Merger. Such shares are considered as not outstanding for the entire period presented.

Prior to the Merger, the predecessor company repriced approximately 325,000 common stock options issued to employees. The repricing resulted in a non-cash compensation expense of approximately $2.7 million for the period ended March 15, 2000.

Also prior to the Merger, the predecessor company repriced approximately 108,000 warrants issued to outside consultants and organizations that provided bridge loans and funding commitments to the Company. The repricing resulted in a non-cash charge of approximately $1.2 million, which is included in the accompanying consolidated statement of operations for the predecessor company period ended March 15, 2000.

In 2000, the predecessor company issued options to purchase common stock to employees at an exercise price below the fair market value on the date of grant (estimated using the $7.00 per share price of the subsequent private placement transaction effected at the time of the Merger). These options vest over a period of 1 - 60 months with a minimum lockup period of 18 months. As a result, the Company recorded deferred compensation expense in the amount of approximately $12.5 million, of which approximately $0.3 million was amortized during the period ended March 15, 2000.

The predecessor Company also issued warrants to shareholders at an exercise price below the fair market value on the date of grant. As a result, the predecessor Company recorded a one-time compensation expense of approximately $2.5 million for the period ended March 15, 2000.

The recipients of the repriced options and warrants were required to execute lock-up agreements that prohibit disposition of the underlying shares for a period of 18 months following the Merger. Thereafter the recipients may transfer no more that 20% of the underlying shares in the 6 months following the end of the 18-month period, and the balance of the underlying shares may be transferred 24-27 months after the Merger.

Note 7 - RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2000, it was determined that certain equity transactions consummated by FED Corporation (the predecessor) prior to the Merger were recorded in the incorrect period.

A summary of the effect of the restatement is as follows:

---------------------------------------------------------------------------------------------------
                             eMagin Corporation                 FED Corporation - Predecessor
---------------------------------------------------------------------------------------------------
                                                             Period From January 1, 2000 to March
                      Three Months Ended March 31, 2000                    15, 2000
---------------------------------------------------------------------------------------------------
                    As Previously                            As Previously
                       Reported           As Restated           Reported          As Restated
---------------------------------------------------------------------------------------------------
Net loss            $(12,209,138)        $(2,257,156)         $(5,745,452)       $(13,355,049)
---------------------------------------------------------------------------------------------------
Basic and
diluted loss per
common share           $(0.92)              $(0.17)             $(1.31)             $(3.03)
---------------------------------------------------------------------------------------------------

Note 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occurred after either December 15, 1998 or January 1, 2000. We do not expect that the adoption of FIN 44 will have a material effect on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of SAB No. 101 until the fourth quarter of fiscal 2000. Management is currently evaluating the impact of adopting this SAB but management does not believe that it will have a material impact on Learn2.com's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivaties) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2000, it was determined that certain equity transactions consummated by FED Corporation (the predecessor) prior to the Merger were recorded in the incorrect period. The effect of the restatement on the Company's financial statements for the three months ended March 31, 2000, and on the financial statements of the predecessor for the period from January 1, 2000 to March 15, 2000, are presented in Note 7 to the unaudited financial statements and have been reflected herein.

                THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1999

Statement Regarding Forward-Looking Information

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

Overview

eMagin Corporation is a leading developer of organic light emitting diode (OLED) microdisplays, and optics systems. We currently provide custom video display headsets, in limited quantities, largely to government customers. We are seeking to transition into commercial distribution of our products and technology as components to OEM system manufacturers for near-eye and headset applications in products such as wearable computers, handheld telecommunication devices, and computer and entertainment headsets.

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

        THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
                                 MARCH 31, 1999

Prior to the acquisition of FED Corporation, the Company had no operations. Management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the following comparative information effects the operating results of FED Corporation for all periods prior to the Merger and it should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report. The comparison of financial information below for the period ended March 31, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through March 31, 2000 and its predecessor FED Corporation for the period January 1, 2000 through March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full three months of operations for each period. Reference is made to the Company's consolidated financial statements that are included herein, for further detail on the results of eMagin and FED Corporation for their respective periods of ownership.

Revenue

For the three months ending March 31, 2000 and for the same period in 1999, the Company had revenues of $0.6 million. Revenues consist primarily of contracts funded by certain U.S. government programs, and the amount of revenues earned in any period is dependent upon, among other factors, the execution of new government contracts and funding issues, and may not be predictable or consistent from period to period but remain subject to unpredictable government funding issues.

Research and Development Expense

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the predecessor, have received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of March 31, 2000, the remaining costs to be incurred and billed on four active "cost sharing" contracts totalled $3.3 million. Gross research and development expenses were $3.3 million for the three months ended March 31, 2000 as compared to $3.3 million for the three months ended March 31, 1999. Of these amounts, the Company received $0.5 million and $0.2 million in cost sharing from the U.S. Government as of March 31, 2000 and 1999, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, depreciation, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months ending March 31, 2000 were $0.9 million as compared to $0.7 million for the three months ended March 31, 1999. The increase in selling, general and administrative expenses is primarily due to increases in marketing activity, personnel costs, travel and patent filings.

Amortization of purchased intangibles

Amortization of purchased intangibles expense for the three months ending
March 31, 2000 was $1.4 million as compared $0.2 million for the three months ended March 31, 1999. The increase in amortization for purchased intangibles expense is caused by the amortization of the preliminary allocation of purchase price to goodwill created by the Merger.

Non-cash charges for stock-based compensation

Non-cash stock-based compensation expense for the three months ending March 31, 2000 was $8.0 million as compared to no activity for the three months ended March 31, 1999. The activity for the three months ended March 31, 2000, reflects a one time charge of $7.8 million of repriced options and warrants by the predecessor Company prior to the Merger. The remaining $0.2 million reflects amortization of deferred compensation costs associated with non-cash stock based compensation.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through private placements of equity securities and research and development contracts.

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2000. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2000. This represented proceeds from the acquisition of FED of $1.0 million.

Net cash provided by financing activities was $24.6 million for the three months ended March 31, 2000, and consisted primarily of proceeds from the issuance of common stock in a private placement net of issuance costs of $2.7 million offset by decreases in short term debt and capital leases. As of March 31, 2000, we had $21.6 million in cash and cash equivalents.

Need for Additional Financing

     During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity and debt financing. The Company is currently devoting substantial resources to the development of its products and to the establishment of sales and distribution relationships. Substantial additional capital may be required in the future to fund product development and product launch cycles. Additional financing may not be available or if available, such financing may not be obtainable on terms favorable to the Company or its shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result.

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         On March 16, 2000, FED Capital Acquisition Corporation, a Delaware corporation ("Merger-Sub"), and wholly-owned subsidiary of the Company, merged (the "Merger") with and into FED Corporation, a Delaware corporation ("FED"), pursuant to an Agreement and Plan of Merger dated March 13, 2000 (the "Merger Agreement"). In conjunction with the Merger, the Company changed its name from "Fashion Dynamics Corp." to "eMagin Corporation." Pursuant to the terms of the Merger Agreement, the Company issued 10,486,386 shares of its authorized but unissued common stock (the "Exchange Shares") to the former holders of FED common stock and securities convertible into common stock based on a conversion ratio of two (2) shares of the Company's common stock for each share of FED common stock issued and outstanding (or issuable upon conversion or exercise of existing FED securities) as of the effective time of the Merger. The shares issued to the former FED stockholders represents approximately 42% of the outstanding common stock of the Company following the Merger. All outstanding options to purchase FED common stock (excluding 1,188,180 option shares held by former FED stockholders not included within the Exchange Shares) were converted into options to purchase common stock of the Company. FED employee stock options to purchase an aggregate of 1,634,058 shares of FED Common Stock were converted into options to purchase 3,268,116 shares of the Company's Common Stock as follows: (i) 2,376,360 shares of Company Common Stock at an exercise price of $1.72 per share vesting over 48 months from the date of the Merger; (ii) 42,240 shares of Company Common Stock at an exercise price of $1.72 per share vesting over 3 months from the date of the Merger, and (iii) 849,516 shares of Company Common Stock at an average exercise price of $2.85 per share, vesting according to various schedules. The issuance of the Exchange Shares was exempt from registration pursuant to Rule 506 under the Securities Act of 1933, as amended.

         In connection with the Merger, the Company changed its name to "eMagin Corporation" and it also issued 3,464,547 shares of its Common Stock pursuant to Rule 506 under the Securities Act of 1933, as amended, for an aggregate purchase price of $24,251,830.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

Exhibit No.                                          Description
--------------    --------------------------------------------------------------
10.11*            Agreement and Plan of Merger (exclusive of schedules and
                  exhibits) dated as of March 13, 2000 by and between eMagin
                  Corporation, FED Capital Acquisition Corporation, and FED
                  Corporation, as filed in the Company's Form 8-K filed March
                  17, 2000.

27.1              Financial Data Schedule.

* Incorporated herein by reference.

(b)      Reports on Form 8-K.

         On March 17, 2000, the Company filed a Form 8-K Current Report announcing the acquisition of FED Corporation pursuant to the terms of an Agreement and Plan of Merger dated March 13, 2000. On March 17, 2000, the Company also filed a Form 8-K/A amending such Current Report.

         On March 23, 2000, the Company filed a Form 8-K Current Report announcing the resignation of the Company's independent auditor, Barry L. Friedman, P.C., and the appointment of Arthur Andersen LLP as its new independent auditor.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         eMAGIN CORPORATION

Dated:  November 14, 2000                By:  /s/ Andrew P. Savadelis
                                            --------------------------------
                                              Andrew P. Savadelis
                                              Executive Vice President, Finance
                                              and Chief Financial Officer