Form 10QSB/A
period 2000-06-30
EMAGIN CORP
filed 2000-11-14
CIK 1046995

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     __________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000 the Registrant had 25,069,143 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]
                               eMAGIN CORPORATION
                                  Form 10-QSB
                      for the Quarter Ended June 30, 2000

Index                                                                     Page Number

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2000 (unaudited), (as restated ) and December 31, 1999 (eMagin), and at December 31,
         1999 (FED Corporation - Predecessor)                                 1

         Unaudited consolidated Statements of Operations For the
         Three-Months and Six-Months ended June 30, 2000, (as restated)       2

         Unaudited consolidated Statements of Operations For the Periods from January 1, 2000 through March 15, 2000 (as restated), the
         Three-Months and Six-Months ended June 30, 1999 and for the Period from Inception (January 6, 1992) to March 15, 2000 (as restated)
         (FED Corporation - Predecessor) (unaudited)                          3

         Unaudited consolidated Statements of Cash Flows for the Six-Months ended June 30, 2000 (as restated), (eMagin), For the Period from
         January 1, 2000 through March 15, 2000 (as restated), the
         Six-Months ended June 30, 1999 and for the Period from Inception
         (January 6, 1992) to March 15, 2000 (as restated) (FED
         Corporation - Predecessor)                                           4

         Selected Notes to Unaudited Consolidated Financial Statements        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 8



PART II OTHER INFORMATION

Item 2.         Changes in Securities                                        12

Item 6.         Exhibits and Reports on Form 8-K                             12

SIGNATURE                                                                    13

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                     - Predecessor
                                                                                     eMagin Corporation             FED Corporation
                                                                                     ------------------             ---------------

ASSETS                                                                           June 30, 2000  December 31, 1999  December 31, 1999
                                                                                 -------------  -----------------  -----------------
                                                                                 (Unaudited)

                                                                                (as restated,
                                                                                 see Note 8)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  14,971,557               --    $     718,468
   Contract receivables                                                                 17,266               --           73,304
   Unbilled costs and estimated profits on contracts
      in progress                                                                    1,308,393               --          221,723
   Prepaid expenses and other current assets                                           349,119               --          127,658
                                                                                 -------------    -------------    -------------
      Total current assets                                                          16,646,335               --        1,141,153

Equipment and leasehold improvements, net of accumulated
   depreciation of $186,041, $0, and $3,304,139, respectively                        1,377,590               --        1,214,680

Goodwill, net of accumulated amortization of $8,377,908, $0,
   and $1,439,000, respectively                                                     77,064,351               --        2,671,390

Deposits and other assets                                                               10,451               --           10,451
                                                                                 -------------    -------------    -------------
      Total assets                                                               $  95,098,727    $          --    $   5,037,674
                                                                                 =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities              $   1,242,742               --    $   2,041,100
   Deferred revenue                                                                    550,000               --               --
   Current portion of long term debt                                                   303,048               --          268,675
   Other short term debt                                                                    --               --        2,126,700
                                                                                 -------------    -------------    -------------
      Total current liabilities                                                      2,095,790               --        4,436,475
                                                                                 -------------    -------------    -------------

LONG-TERM DEBT                                                                         340,030               --          541,578

SHAREHOLDERS' EQUITY:
   Common Stock, par value of $0.001, $0.001 and $0.01 per share, respectively
      Shares authorized - 76,350,000, 76,350,000, and 40,000,000, respectively
      Shares issued and outstanding - 25,069,143, 10,800,382 and
        4,380,519, respectively                                                         25,069           10,800           43,806
   Additional paid-in capital                                                      117,268,103           20,200       47,254,459
   Deferred compensation                                                           (11,337,723)              --               --
   Deficit accumulated during the development stage                                (13,292,542)         (31,000)     (47,238,644)
                                                                                 -------------    -------------    -------------
      Total shareholders' equity                                                    92,662,907               --           59,621
                                                                                 -------------    -------------    -------------
      Total liabilities and shareholders' equity                                 $  95,098,727    $          --    $   5,037,674
                                                                                 =============    =============    =============

                  See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                     eMagin Corporation
                                                                                     ------------------

                                                                     Three-Months                           Six-Months
                                                                        ended                                 ended
                                                                    June 30, 2000                         June 30, 2000
                                                            -------------------------------     -----------------------------------
                                                                 (as restated, See Note 8)          (as restated, See Note 8)
     CONTRACT REVENUE:
       Contract revenue                                      $                     828,394        $                        840,660
                                                            -------------------------------     -----------------------------------
         Total revenue                                                             828,394                                 840,660
                                                            -------------------------------     -----------------------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of
      $644,880 and $1,003,640 respectively                                       2,616,684                               3,239,714
     Selling, general and administrative                                         1,452,030                               1,693,687
     Amortization of purchased intangibles                                       7,120,188                               8,306,886
     Amortization of deferred compensation                                         834,777                               1,089,723
                                                            -------------------------------     -----------------------------------
         Total costs and expenses, net                                          12,023,679                              14,330,010
                                                            -------------------------------     -----------------------------------

     INTEREST INCOME, NET                                                          190,899                                 227,808
                                                            -------------------------------     -----------------------------------

         Net loss                                            $                 (11,004,386)      $                     (13,261,542)
                                                            ===============================     ===================================


Basic net loss per common share                              $                       (0.44)      $                           (0.69)
                                                            ===============================     ===================================

Basic weighted average common shares outstanding                                25,068,075                              19,190,158
                                                            ===============================     ===================================

                  See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                        FED Corporation
                                                                                        ---------------

                                                                                                                     Period from
                                                            January 1, 2000      Three-Months       Six-Months        inception
                                                                 through            Ended             Ended       (January 6, 1992)
                                                             March 15, 2000      June 30,1999      June 30,1999   to March 15, 2000
                                                             ---------------   ---------------   ---------------  ----------------
                                                              (as restated,                                          (as restated,
                                                               See Note 8)                                            See Note 8)
     CONTRACT REVENUE:
       Contract revenue                                      $       568,484   $       428,597   $     1,075,640   $    15,133,837
                                                             ---------------   ---------------   ---------------   ---------------
         Total revenue                                               568,484           428,597         1,075,640        15,133,837
                                                             ---------------   ---------------   ---------------   ---------------

     COSTS AND EXPENSES:
     Research and development, net of funding
       under cost sharing arrangements of
       $175,000, $439,318, $610,313 and  $9,164,792,
       respectively                                                2,180,519         2,039,613         5,131,578        38,433,105
     Selling, general and administrative                             670,655         1,068,504         1,907,958        10,934,793
     Depreciation and amortization                                   325,095           279,629           566,174         5,130,015
     Non-cash charges for stock-based compensation                 7,778,850                --                --         9,696,241
                                                             ---------------   ---------------   ---------------   ---------------
         Total costs and expenses, net                            10,955,119         3,387,746         7,605,710        64,194,154
                                                             ---------------   ---------------   ---------------   ---------------

     INTEREST (EXPENSE), NET                                      (2,968,414)          (50,611)          (96,844)       (3,371,516)
                                                             ---------------   ---------------   ---------------   ---------------

         Net loss                                            $   (13,355,049)  $    (3,009,760)  $    (6,626,914)  $   (52,431,833)
                                                             ===============   ===============   ===============   ===============

Basic net loss per common share (1)                          $         (3.03)  $        (11.69)  $        (16.62)

Basic weighted average common shares outstanding                   4,438,095           859,192           819,683


(1) includes dividend from conversion of prefered stock to common stock recorded in stockholders equity

                  See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                eMagin Corporation                 FED Corporation
                                                                ------------------ -------------------------------------------------
                                                                                                                       Period from
                                                                     Six-Months    January 1, 2000   Six-Months         inception
                                                                       ended          through           Ended      (January 6, 1992)
                                                                   June 30, 2000   March 15, 2000   June 30, 1999  to March 15, 2000
                                                                   -------------   ---------------  -------------  -----------------
                                                                   (as restated,    (as restated,                    (as restated,
                                                                    see Note 8)      see Note 8)                      see Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(13,261,542)    $(13,355,049)    $(6,626,914)    $(52,431,833)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                      8,563,949          325,095         858,157        5,130,015
   Gain on Sale of Assets                                                    --               --              --          (69,525)
   Non-cash charge for induced conversion of debt to
     common stock                                                            --               --              --        1,846,177
   Amortization of debt discount                                             --        2,940,339              --        2,940,339
   Non-cash charges for stock-based compensation                      1,089,723        7,778,850              --        7,778,850
   Non-cash charge related to issuance of warrants                           --               --              --          203,000
   Non-cash charge due to beneficial conversion feature                      --               --              --          157,500
   Changes in operating assets and liabilities, net of
     acquisition:
       Contract receivables                                             114,697          (58,659)       (332,917)        (131,963)
       Unbilled costs and estimated profits on contracts
         in progress                                                   (688,829)        (397,841)      3,167,929         (619,564)
       Prepaid expenses and other current assets                        (43,403)        (178,058)         28,868          (13,408)
       Accounts payable, accrued expenses and other
         current liabilities                                         (1,298,397)         488,516        (428,874)       2,599,113
         Deferred revenue                                               550,000               --              --               --
                                                                   ------------     ------------     -----------     ------------
             Net cash used in operating activities                   (4,973,802)      (2,456,807)     (3,333,751)     (32,611,299)
                                                                   ------------     ------------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                              (443,447)         (57,574)        (48,444)      (3,212,214)
   Net proceeds from acquistion                                         995,594               --              --         (547,503)
   Proceeds from the sale of assets                                          --               --              --          229,550
                                                                   ------------     ------------     -----------     ------------
             Net cash provided by (used in) investing activities        552,147          (57,574)        (48,444)      (3,530,167)
                                                                   ------------     ------------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior notes, net of issuance costs                         --               --              --        3,968,959
   Proceeds from sales of common stock, net of issuance costs        21,474,915        1,269,378           7,089        4,602,711
   Proceeds from sales of preferred stock, net of issuance costs             --               --       2,925,823       23,856,998
   Payment of  short term debt                                               --        1,923,300              --        5,342,460
   (Net payments) on proceeds from long term debt and
     capital leases                                                  (2,081,703)         (92,748)        612,501         (325,645)
                                                                   ------------     ------------     -----------     ------------
             Net cash provided by financing activities               19,393,212        3,099,930       3,545,413       37,445,483
                                                                   ------------     ------------     -----------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            14,971,557          585,549         163,218        1,304,017

CASH AND CASH EQUIVALENTS, beginning of period                               --          718,468       1,878,286               --
                                                                   ------------     ------------     -----------     ------------

CASH AND CASH EQUIVALENTS, end of period                           $ 14,971,557     $  1,304,017     $ 2,041,504     $  1,304,017
                                                                   ============     ============     ===========     ============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITES
Conversion of Debt into Common Stock                                                $  3,000,000
                                                                                    ============

                  See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics Corp.) and Predecessor
         Selected Notes to Unaudited Consolidated Financial Statements

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

Note 3 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to the FED shareholders to acquire 100% of the outstanding common stock of FED, at an exchange rate of 2 for 1. Additionally, eMagin issued approximately 3.9 million options and warrants to purchase common stock to holders of FED options and warrants at the same relative terms of the options and warrants previously held. The total preliminary purchase price of the transaction was approximately $98.4 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, $.3 million of acquisition costs and $3.8 million of net liabilities assumed. The transaction was accounted for using the purchase method of accounting. As of June 30, 2000, the preliminary allocation of values to the acquired assets and liabilities, including the allocation of goodwill, have been based on the Company's best estimates of value. The final allocation of the purchase price will be based on appraisals made by an independent appraiser and a comprehensive final evaluation of the fair value of assets acquired and liabilities assumed by FDC. Considering that FED was a development stage entity at the time of the merger, and had been since its inception in 1992, management expects that a portion of the purchase price will be attributable to purchased in-process research and development, and that amount may be significant. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. In its preliminary allocation of purchase price, the Company allocated approximately $13 million of the purchase price to deferred compensation (representing that portion of the value of options and warrants exchanged which vest in the future as additional services are provided by employees) and recorded goodwill of approximately $85.4 million, which is being amortized over an estimated useful life of three years. For the three and six-month period ended June 30, 2000, eMagin recorded approximately $7.1 and 8.3 million in amortization expense relating to goodwill.

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

Note 6 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by using the weighted average number of shares of common stock outstanding during the period, restated for the effect of the Merger upon the number of shares outstanding in the current year, and, for the presentation of net loss per share for the predecessor, a stock split effected during 1999. No common stock equivalents have been included in the computation of weighted average shares outstanding, as their effect would be anti-dilutive. The following provides a reconciliation of information used in calculating the per share amounts for the three and six months ended June 30, 2000 and June 30, 1999.

                                                                              Three Months                      Six Months
                                                                        2000             1999             2000              1999
                                                                        ----             ----             ----              ----
Loss attributable to common shareholders
  Net Loss                                                          $(11,004,386)    $ (3,009,760)    $(13,261,542)    $ (6,626,914)
  Effect of induced conversion of Convertible Preferred                                (7,030,510)                       (7,030,510)
                                                                    ------------     ------------     ------------     ------------
  Loss attributable to common shareholders                          $(11,004,386)    $(10,040,270)    $(13,261,542)    $(13,657,423)

  Weighted average shares outstanding                                 25,068,075          859,192       19,190,158          819,683
                                                                    ------------     ------------     ------------     ------------

Basic and diluted loss per share                                    $      (0.44)    $     (11.69)    $      (0.69)    $     (16.62)
                                                                    ============     ============     ============     ============


Note 7 - STOCKHOLDERS' EQUITY

Prior to the Merger on March 16, 2000, the Company raised approximately $21.5 million through the private placement issuance of approximately 3.5 million shares of common stock. At the time of the Merger, $3 million of bridge loans funded to FED prior to the Merger were also converted into common stock. Additionally, approximately 9.4 million shares of common stock held by FDC's principal shareholders were cancelled at the time of the Merger. Such shares are considered as not outstanding for the entire period presented.

Note 8 - RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of the Company's financial statements for the quarter ended June 30, 2000, it was determined that certain equity transactions consummated by FED Corporation (the predecessor) prior to the Merger were recorded in the incorrect period.

A summary of the effect of the restatement is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                 eMagin Corporation                                 FED Corporation - Predecessor
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Period From January 1, 2000
                     Three Months Ended June 30, 2000        Six Months Ended June 30, 2000              to March 15, 2000
------------------------------------------------------------------------------------------------------------------------------------

                    As Previously                          As Previously                         As Previously
                      Reported            As Restated        Reported            As Restated       Reported             As Restated
------------------------------------------------------------------------------------------------------------------------------------

Net loss            $(7,779,756)         $(11,004,386)     $(19,988,894)        $(13,261,542)    $(5,745,452)          $(13,355,049)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted
loss per common
share                  $(0.31)              $(0.44)           $(1.05)              $(0.69)          $(1.30)               $(1.52)
------------------------------------------------------------------------------------------------------------------------------------


Note 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation (FIN) No.44, "Accounting for Certain Transactions Involving stock Compensation - An Interpretation of APB opinion No. 25." FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 21, 2000, but certain conclusions in the interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. We do not expect that the adoption of FIN 44 will have a material effect on our results of operations or financial position.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Subsequent to the issuance of the Company's financial statements for the quarter ended June 30, 2000, it was determined that certain equity transactions consummated by FED Corporation (the predecessor) prior to the Merger were recorded in the incorrect period. The effect of the restatement on the Company's financial statements for the three and six months ended June 30, 2000, and on the financial statements of the predecessor for the period from January 1, 2000 to March 15, 2000, are presented in Note 8 to the unaudited financial statements and have been reflected herein.

Statement Regarding Forward-Looking Information

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable. Such should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this release.

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

The Company has produced several preliminary prototype versions of the OLED microdisplay, including monochromatic and color display devices. The Company expects to continue funding the development of prototype and demonstration versions of products incorporating OLED microdisplay and optics technology at least through 2001. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives will depend on a number of factors including acceptance of the OLED technology by various industries and OEMs, market acceptance of products incorporating OLED technology, and the technical performance of such products. The Company expects to continue to incur significant operating losses until such time that it is selling its products in commercial quantities.

              THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                 THE THREE AND SIX MONTHS ENDED JUNE 30, 1999.

Prior to the acquisition of FED Corporation, the Company had no operations. Management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the following comparative information effects the operating results of FED Corporation for all periods prior to the Merger and it should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report. The comparison of financial information below for the period ended June 30, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through June 30, 2000 and its predecessor FED Corporation for the period January 1, 2000 through March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full six months of operations for each period. Reference is made to the Company's consolidated financial statements that are included herein, for further detail on the results of eMagin and FED Corporation for their respective periods of ownership.

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

Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the predecessor, have received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of June 30, 2000, the remaining costs to be incurred and billed on these three active "cost sharing" contracts totaled $2.3 million. Gross research and development expenses for the three months ended June 30, 2000 were $3.3 million and $6.6 million for the six-months ended June 30, 2000 and for the same periods in 1999, the Company's gross research and development expenses were $2.5 million and $5.7 million, respectively. Of these amounts, the Company received $0.6 million and $1.2 million in cost sharing from the U.S. Government for the three months and six months ended June 30, 2000 and $0.4 million and $0.6 million for the same periods in 1999, respectively. The $0.8 million and $0.9 million increase in gross expenses for the three months and six months ended June 30, 2000 reflects the additional costs associated with personnel costs, equipment leases, depreciation, and material costs resulting from increased research and development activities and equipment additions at the Company's manufacturing facility.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, depreciation, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three and six months ending June 30, 2000 were $1.5 million and $2.4 million respectively, as compared to $1.1 million and $1.9 million, respectively, for the three and six months ended June 30, 1999. The increase in selling, general and administrative expenses is primarily due to increases in marketing activity, personnel costs, travel and patent filings.

Amortization for purchased intangibles

Amortization for purchased intangibles expense for the three and six months ending June 30, 2000 were $7.1 million and $8.5 million respectively, as compared to $.2 million and$.4 million for three and six months ended June 30, 1999 respectively. The increase in amortization for purchased intangibles expense is caused by the amortization of the preliminary allocation of the purchase price to goodwill created by the Merger.

Non-cash stock-based compensation amortization

Non-cash stock-based compensation amortization for the three and six months ending June 30, 2000 were $0.8 million and $8.9 million respectively, as compared to no activity for the three and six months ended June 30, 1999. The activity for the three and six months ending June 30, 2000, reflects the amortization of deferred compensation costs associated with non-cash stock based compensation.

Liquidity and Capital Resources

Since inception we have financed our operations through private placements of equity securities and through research and development contracts.

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2000. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash provided by investing activities was $0.5 for the six months ended June 30, 2000. This represented cash acquired net of acquisition cost of $1.0 million, offset by capital expenditures of $0.4.

Net cash provided by financing activities was $22.5 for the six months ended June 30, 2000, and consisted primarily of proceeds from the issuance of common stock in a private placement net of issuance costs of $ 21.5 million offset by decreases in short term debt and capital leases. As of June 30, 2000, we had $15.0 million in cash and cash equivalents.

Need for Additional Financing

     During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity and debt financing. The Company is currently devoting substantial resources to the development of its products and to the establishment of sales and distribution relationships. Substantial additional capital may be required in the future to fund product development and product launch cycles. Additional financing may not be available, such financing may not be obtainable on terms favorable to the Company or its shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result.

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  In June 2000, we issued 1,080 shares of our common stock to Ward Parkinsen upon Mr. Parkinsen's exercise of warrants to purchase common shares. We received gross proceeds in the amount of $1,836.00, which proceeds are to be used for general operating capital.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

Exhibit No.                               Description
--------------       ----------------------------------------------------------

    27.1               Financial Data Schedule.


(b)     Reports on Form 8-K.


None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              eMAGIN CORPORATION

Dated:  November 14, 2000                By:  /s/ Andrew P. Savadelis
                                            -----------------------------------
                                              Andrew P. Savadelis
                                              Executive Vice President, Finance
                                              and Chief Financial Officer