Form 10QSB
period 2000-09-30
EMAGIN CORP
filed 2000-11-14
CIK 1046995

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2000 the Registrant had 25,069,143 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

Index                                                                                                Page Number

PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2000 (unaudited)
              and December  31, 1999 (eMagin), and at December 31, 1999
              (FED Corporation - Predecessor)                                                                 1

              Unaudited consolidated Statements of Operations For the Three-Months and
              Nine-Monthsended September 30, 2000 (unaudited)                                                 2

              Unaudited consolidated Statements of Operations For the Periods from January 1,
              2000 to March 15, 2000, the Three-Months and Nine-Months ended
              September 30, 1999 and for the Period from Inception (January 6, 1992)
              to March 15, 2000 (FED Corporation - Predecessor) (unaudited)                                   3

              Unaudited consolidated Statements of Cash Flows for the Nine-Months ended
              September 30, 2000 (unaudited) (eMagin), For the Period from
              January 1, 2000 to March 15, 2000, the Nine-Months ended
              September 30, 1999 and for the Period from Inception (January 6,
              1992) to March 15, 2000 (FED Corporation - Predecessor) (unaudited)                             4

              Selected Notes to Unaudited consolidated Financial Statements                                   5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                            8



PART II OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                               12

SIGNATURE                                                                                                    13

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           FED Corporation
                                                                                 eMagin Corporation         - Predecessor
                                                                          ------------------------------   ---------------

                           ASSETS                                          September 30,     December 31,     December 31,
                                                                               2000             1999              1999
                                                                          ---------------    ------------  ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $11,570,059            -            $718,468
   Contract receivables                                                            83,056            -              73,304
   Unbilled costs and estimated profits on contracts
      in progress                                                               1,053,526            -             221,723
   Prepaid expenses and other current assets                                      381,403            -             127,658
                                                                          ----------------   ----------    ----------------
      Total current assets                                                     13,088,044            -           1,141,153

Equipment and leasehold improvements, net of accumulated
   depreciation of $153,998, $0, and $3,304,139, respectively                   1,717,376            -           1,214,680

Goodwill, net of accumulated amortization of $15,081,501, $0,
   and $1,439,000, respectively                                                57,541,630            -           2,671,390

Deposits and other assets                                                          10,451            -              10,451
                                                                          ----------------   ----------    ----------------

      Total assets                                                           $ 72,357,501          $ -         $ 5,037,674
                                                                          ================   ==========    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities            $2,523,284            -          $2,041,100
   Deferred revenue                                                               160,000            -                   -
   Current portion of long term debt                                              323,833            -             268,675
   Other short term debt                                                                -            -           2,126,700
                                                                          ----------------   ----------    ----------------
      Total current liabilities                                                 3,007,117            -           4,436,475
                                                                          ----------------   ----------    ----------------

LONG-TERM DEBT                                                                     14,081            -             541,578
                                                                          ----------------   ----------    ----------------

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001, $0.001 and $0.01 per share, respectively Shares  authorized - 76,350,000, 76,350,000, and
      40,000,000, respectively Shares issued and outstanding -
        25,069,143, 10,800,382 and 4,380,519, respectively                         25,069       10,800              43,806
   Additional paid-in capital                                                 117,044,809       20,200          47,210,655
   Deferred compensation                                                      (10,404,381)           -                   -
   Deficit accumulated during development stage                               (37,329,194)     (31,000)        (47,238,644)
                                                                          ----------------   ----------    ----------------
      Total shareholders' equity                                               69,336,303            -              59,621
                                                                          ----------------   ----------    ----------------

      Total liabilities and shareholders' equity                             $ 72,357,501          $ -         $ 5,037,674
                                                                          ================   ==========    ================


                   See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 eMagin Corporation
                                                                                 ------------------

                                                                      Three-Months                     Nine-Months
                                                                         ended                            ended
                                                                   September 30, 2000              September 30, 2000
                                                               ---------------------------    ------------------------------
     CONTRACT REVENUE:
       Contract revenue                                                       $ 1,011,763                       $ 1,852,423
                                                               ---------------------------    ------------------------------
         Total revenue                                                          1,011,763                         1,852,423
                                                               ---------------------------    ------------------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of
      $201,467 and $1,205,107 respectively                                      2,830,773                         6,070,487
     Selling, general and administrative                                        2,054,945                         3,748,632
     Amortization of purchased intangibles                                      6,703,593                        15,010,479
     Non-cash charge for stock-based compensation                                 710,049                         1,799,772
     Write-off of Acquired In Process Research and
      Development                                                              12,820,000                        12,820,000
                                                               ---------------------------    ------------------------------
         Total costs and expenses, net                                         25,119,360                        39,449,370
                                                               ---------------------------    ------------------------------
     OTHER INCOME, net                                                             70,947                           298,755
                                                               ---------------------------    ------------------------------
         Net loss                                                           $ (24,036,650)                    $ (37,298,192)
                                                               ===========================    ==============================
Basic and diluted net loss per common share                                       $ (0.96)                          $ (1.76)
                                                               ===========================    ==============================
Basic and diluted weighted average common shares outstanding                   25,069,143                        21,164,124
                                                               ===========================    ==============================






                   See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               FED Corporation
                                                                               ---------------
                                                                                                                   Period from
                                                   January 1, 2000      Three-Months          Nine-Months           inception
                                                       through             Ended                 Ended          (January 6, 1992)
                                                   March 15, 2000    September 30, 1999    September 30, 1999   to March 15, 2000
                                                   ----------------  --------------------  -------------------  -------------------
     CONTRACT REVENUE:
       Contract revenue                                $ 568,484            $ 185,761          $ 1,261,401         $ 15,133,837
                                                   --------------      ---------------      ---------------      ---------------
         Total revenue                                   568,484              185,761            1,261,401           15,133,837
                                                   --------------      ---------------      ---------------      ---------------

     COSTS AND EXPENSES:
     Research and development, net of funding
       under cost sharing arrangements of
       $175,000, $255,920, $866,233 and
       $9,164,792, respectively                        2,180,519            2,529,572            7,661,150           38,433,105
     Non-cash stock based compensation                 7,778,850
     Selling, general and administrative                 670,655              949,599            2,857,557           10,934,793
     Depreciation and amortization                       325,095              238,579              804,753            5,130,015
     Non-cash charge for induced conversion
       of debt to common stock                                                      -                    -            9,696,241
                                                   --------------      ---------------      ---------------      ---------------
         Total costs and expenses, net                10,955,119            3,717,750           11,323,460           64,194,154
                                                   --------------      ---------------      ---------------      ---------------

     OTHER (EXPENSE), net                              (2,968,414)              67,326             (29,518)          (3,371,516)
                                                   --------------      ---------------      ---------------      ---------------

         Net loss                                  $ (13,355,049)        $ (3,464,663)       $ (10,091,577)       $ (52,431,833)
                                                   ==============      ===============      ===============      ===============

      Basic and diluted net loss per common
        share (1)                                  $       (3.03)        $     ($0.79)       $     ($8.48)
                                                   --------------      ---------------      ---------------

      Basic and diluted weighted average common
        shares outstanding                             4,438,095            4,380,535            2,019,677
                                                   --------------      ---------------      ---------------



                   See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics, Inc.) and Predecessor
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              eMagin Corporation                     FED Corporation
                                                     ------------------------------------  ---------------------------------------
                                                                                                                   Period from
                                                        Nine-Months       January 1, 2000     Nine-Months           inception
                                                           ended              through            Ended          (January 6, 1992)
                                                     September 30, 2000    March 15, 2000  September 30, 1999   to March 15, 2000
                                                     ------------------  ----------------  ------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (37,298,192)    $ (13,355,049)    $ (10,091,577)       $ (52,431,833)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                            15,333,175           325,095         1,234,635            5,130,015
   Gain on Sale of Assets                                            -                 -                 -              (69,525)
   Non-cash charge for induced conversion of
     debt to common stock                                            -                 -                 -            1,846,177
   Amortization of debt discount                                     -         2,940,339                 -            2,940,339
   Non-cash charges for stock-based compensation             1,799,772         7,778,850                 -            7,778,850
   Write-off of acquired in process research
    & development                                           12,820,000
   Non-cash charge related to issuance of warrants                                     -                 -              203,000
   Non-cash charge due to beneficial
    conversion feature                                               -                 -                 -              157,500
   Changes in operating assets and liabilities-
       Contract receivables                                     48,907           (58,659)         (382,789)            (131,963)
       Unbilled costs and estimated profits on
        contracts in progress                                 (433,962)         (397,841)        3,290,731             (619,564)
       Prepaid expenses and other current assets               (75,687)         (178,058)          (38,378)             (13,408)
       Accounts payable, accrued expenses and
        other current liabilities                              (17,856)          488,516          (142,560)           2,599,113
                                                     ------------------  ----------------  ----------------  -------------------
             Net cash used in operating activities          (7,823,843)       (2,456,807)       (6,129,938)         (32,611,299)
                                                     ------------------  ----------------  ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                     (849,739)          (57,574)         (234,632)          (3,212,214)
   Net proceeds from acquistion                                995,594                 -                 -             (547,503)
   Proceeds from the sale of assets                                  -                 -                 -              229,550
                                                     ------------------  ----------------  ----------------  -------------------

             Net cash provided by (used in)
              investing activities                             145,855           (57,574)         (234,632)          (3,530,167)
                                                     ------------------  ----------------  ----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior notes, net of
    issuance costs                                                   -                 -                 -            3,968,959
   Proceeds from sales of common stock,
    net of issuance costs                                   21,467,638         1,269,378            15,608            4,688,538
   Proceeds from sales of preferred stock,
    net of issuance costs                                            -                 -         3,752,446           23,856,998
   Payment of  short term debt                                       -         1,923,300         2,000,000            5,256,633
   (Net payments) on proceeds from long
    term debt and capital leases                            (2,219,591)          (92,748)          659,610             (325,645)
                                                     ------------------  ----------------  ----------------  -------------------
             Net cash provided by
              financing activities                          19,248,047         3,099,930         6,427,664           37,445,483
                                                     ------------------  ----------------  ----------------  -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   11,570,059           585,549            63,094            1,304,017


CASH AND CASH EQUIVALENTS, beginning of period                       -           718,468         1,878,286                    -
                                                     ------------------  ----------------  ----------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                   $11,570,059        $1,304,017        $1,941,380           $1,304,017
                                                     ==================  ================  ================  ===================


                   See selected notes to financial statements.

      eMAGIN CORPORATION (Formerly Fashion Dynamics Corp.) and Predecessor
          Selected Notes to unaudited Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock and approximately 3.9 million options and warrants to purchase common stock to the FED shareholders. The total preliminary purchase price of the transaction was approximately $98.4 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, $0.3 million of acquisition costs and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition.

The purchase price was allocated as follows:

         Deferred compensation                          $13,025,000

         In process research
           and development                               12,820,000

         Fixed assets                                     1,215,000

         Other intangible
           assets                                        16,805,000

         Goodwill                                        54,635,000
                                                        -----------
                                                        $98,500,000

Goodwill and other intangible assets acquired are amortized over their estimated useful lives of three years. The Company recorded approximately $6.7 million and $15.0 million in amortization expense related to purchased intangible assets for the three and nine months ended September 30, 2000. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development are charged to expense as part of the allocation of purchase price. Accordingly, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology which is included in the accompanying statements of operations for the three and nine months ended September 30, 2000.

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

Note 6 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by using the weighted average number of shares of common stock outstanding during the period, restated for the effect of the Merger upon the number of shares outstanding in the current year, and for the presentation of the net loss for the predecessor, a stock split effected during 1999. No common stock equivalents have been included in the computation of weighted average shares outstanding, as their effect would be anti-dilutive. The following provides a reconciliation of information used in calculating the per share amounts for the three and nine months ended September 30, 2000 and September 30, 1999.

                                                                   Three Months                         Nine Months
                                                               2000             1999              2000             1999
                                                               ----             ----              ----             ----

Loss attributable to common shareholders
  Net Loss                                                $(24,036,650)    $(3,464,663)      $(37,298,192)    $(10,091,577)
  Effect of induced conversion of Convertible Preferred                                                       (  7,030,510)
                                                          ------------     -----------       ------------     ------------

  Loss attributable to common shareholders                $(24,036,650)    $(3,464,663)      $(37,298,192)    $(17,122,087)

  Weighted average shares outstanding                       25,069,143       4,380,535         21,164,124        2,019,677

Basic and diluted loss per share                          $      (0.96)    $     (0.79)      $      (1.76)    $      (8.48)
                                                          ============     ===========       ============     ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Statement Regarding Forward-Looking Information

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. The business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this release.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

eMagin Corporation is a leading developer of organic light emitting diode ("OLED") microdisplays, and optics systems. We currently provide custom video display headsets, in limited quantities, largely to government customers. We are seeking to transition into commercial distribution of our products and technology as components to OEM system manufacturers for near-eye and headset applications in products such as handheld telecommunication and internet devices, wearable computers, and computer and entertainment headsets.

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

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

Prior to the acquisition of FED Corporation, the Company had no operations. Management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the following comparative information effects the operating results of FED Corporation for all periods prior to the Merger and it should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report. The comparison of financial information below for the period ended September 30, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through September 30, 2000 and its predecessor FED Corporation for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full nine months of operations for each period. Reference is made to the Company's consolidated financial statements that are included herein, for further detail on the results of eMagin and FED Corporation for their respective periods of ownership.

Revenues

Revenues for the three and nine months ended September 30, 2000 were $1.0 million and $2.4 million, respectively, as compared to $0.2 million and $1.3 million, respectively, for the three and nine months ended September 30, 1999. Revenues consist primarily of contracts funded by certain U.S. government programs, and the amount of revenues earned in any period is dependent upon, among other factors, the execution of new government contracts and funding issues, and may not be predictable or consistent from period to period but remains subject to unpredictable government funding issues.

Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the predecessor, have received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of September 30, 2000, the remaining costs to be incurred and billed on these three active "cost sharing" contracts totaled $1.4 million. Gross research and development expenses for the three months ended September 30, 2000 were $3.0 million and $9.7 million for the nine-months ended September 30, 2000. For the same periods in 1999, the Company's gross research and development expenses were $2.8 million and $8.5 million, respectively. Of these amounts, the Company received $0.2 million and $1.2 million in cost sharing from the U.S. Government for the three months and nine months ended September 30, 2000 and $0.3 million and $0.9 million for the same periods in 1999, respectively. The $0.2 million and $1.2 million increase in gross expenses for the three months and nine months ended September 30, 2000 respectively, reflects the additional costs associated with personnel costs, equipment leases, depreciation, and material costs resulting from increased research and development activities and equipment additions at the Company's manufacturing facility.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three and nine months ending September 30, 2000 were $2.1 million and $4.4 million respectively, as compared to $1.0 million and $2.9 million, respectively, for the three and nine months ended September 30, 1999. The increase in selling, general and administrative expenses is primarily due to increases in marketing activity, personnel costs, travel and patent filings.

Amortization of Purchased Intangibles

Amortization of purchased intangibles expense for the three and nine months ending September 30, 2000 were $6.7 million and $15.2 million respectively, as compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 1999 respectively. The increase in amortization for purchased intangibles expense is caused by the amortization of goodwill created by the Merger.

Non-cash for stock-based compensation amortization

Non-cash for stock-based compensation expense for the three and nine months ending September 30, 2000 were $0.7 million and $9.6 million respectively, as compared to no activity for the three and nine months ended September 30, 1999. The activity, for the three and nine months ending September 30, 2000, reflects the amortization of deferred compensation costs related to the issuance of stock options at below fair market values in the first quarter of 2000.

Write-Off of Acquired In-Process Research and Development expense

Write-Off of acquired In-Process Research and Development expense of obtained $12.8 million in the third quarter of 2000 versus no activity for the comparable period of 1999 reflects the value of the in-process research and development acquired in the Merger. The Company obtained a third party appraisal in order to value the assets acquired as part of the Merger and allocate the purchase price between intangible and tangible assets. Such appraisal identified in-process research and development of approximately $12.8 million, which was charged to operations in the quarter ended September 30, 2000.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through private placements of equity securities and research and development contracts.

Net cash used in operating activities was $(10.3) million for the nine months ended September 30, 2000. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash provided by investing activities was $0.1 for the nine months ended September 30, 2000. This represented cash acquired net of acquisition cost of $1.0 million, offset by capital expenditures of $0.9.

Net cash provided by financing activities was $22.4 for the nine months ended September 30, 2000, and consisted primarily of proceeds from the issuance of common stock in a private placement net of issuance costs of $ 21.5 million offset by decreases in short term debt and capital leases. As of September 30, 2000, we had $11.6 million in cash and cash equivalents.

Need for Additional Financing

     During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity or debt financing. The Company is currently devoting substantial resources to the development of its products and to the establishment of sales and distribution relationships. Substantial additional capital may be required in the future to fund product development and product launch cycles. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result.

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

Exhibit No.                                          Description
--------------    -------------------------------------------------------------

    27.1            Financial Data Schedule.


(b)      Reports on Form 8-K.


None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eMAGIN CORPORATION

Dated:  November 14, 2000     By:      /s/ Andrew P. Savadelis
                                 -----------------------------------------
                                       Andrew P. Savadelis
                                       Executive Vice President, Finance
                                       and Chief Financial Officer