Form 10-K
period 2000-12-31
EMAGIN CORP
filed 2001-03-30
CIK 1046995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-24757

                               eMagin Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Nevada 88-0378451
       ------------------------------- -----------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                                     [LOGO]

                                  2070 Route 52
                        Hopewell Junction, New York 12533
        ----------------------------------------- ----------------------
               (Address of principal executive offices) (Zip Code)

                                 (845) 892-1900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001 was approximately $49.8 million, based upon the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on such date. The number of shares outstanding of the Registrant's common stock as of March 1, 2001 was 25,069,143

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before May 30, 2001 is incorporated by reference in
Part III hereof).

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      INDEX

                                     PART I

Item 1:           Description of Business

Item 2:           Description of Property

Item 3:           Legal Proceedings

Item 4:           Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5:           Market for the Registrant's Common Equity and Related
                  Shareholder Matters

Item 6:           Selected Financial Data

Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 7A:          Quantitative and Qualitative Disclosures About Market Risk

Item 8:           Financial Statements

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10:          Directors and Executive Officers of the Registrant

Item 11:          Executive Compensation

Item 12:          Security Ownership of Certain Beneficial Owners and Management

Item 13:          Certain Relationships and Related Transactions

                                     PART IV

Item 14:          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

                                   SIGNATURES

FORWARD-LOOKING STATEMENTS

         Some of the statements in this report contain forward-looking information. These statements are found in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." They include statements concerning:

         o        our business strategy;

         o        expectations of market and customer response;

         o        liquidity and capital expenditures;

         o        future sources of revenues;

         o        expansion of our proposed product line;  and

         o        trends in industry activity generally;

         You can identify these statements by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may" and "will" or similar words. You should be aware that these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled "Risk Factors," that could cause the actual results to differ materially from those suggested by the forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to:

         o our ability to successfully develop and market our products to customers;

         o our ability to generate customer demand for our products in our target markets;

         o the development of our target markets and market opportunities;

         o our ability to manufacture suitable products at competitive cost;

         o        market pricing for our products and for competing products;

         o        the extent of increasing competition;

         o technological developments in our target markets and the development of alternate, competing technologies in them; and

         o        sales of shares by existing shareholders

                                     PART I


ITEM 1:  BUSINESS


Overview

         We are a leading developer of microdisplays and related imaging technology, which we believe will be a key enabling component for mobile electronic products, including digital cameras, camcorders, entertainment and gaming headsets, hand-held Internet and telecommunications appliances and personal computers. Using our technology, a microdisplay smaller than one inch diagonally can produce an image that appears comparable to that of a computer monitor or a large-screen television.

         Our microdisplays are based upon organic light emitting diode
(OLED)-on-silicon technology. OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. We license fundamental OLED technology from Eastman Kodak and have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. We expect that the integration of our OLED-on-silicon microdisplays into mobile electronic products will result in lower overall system costs to our original equipment manufacturer (OEM) customers. Stanford Resources, an industry market research organization, has recently identified the emergence of OLED technology as a major advance, likely to become a major industry driver. As the first to exploit OLED technology for microdisplays, we believe that we will enjoy a significant advantage in commercializing this new technology. We are the only company to announce and publicly show full-color OLED-on-silicon microdisplays and this achievement has been recognized by the Society for Information Display and Information Display Magazine who designated us as winner of the prestigious Display of the Year Gold Award. We have facilities suitable for producing commercial quantities of our initial microdisplays, and we expect to begin commercial production during the second half of 2001.



Our Market Opportunity

         We expect the increasing demand for high resolution mobile electronic products to drive the growth of the microdisplay industry. According to Display Search, an industry market research organization, the microdisplay market is currently projected to be a $700 million industry in the year 2000 and is expected to grow to $2.3 billion over the next five years. Display Search also projects the overall flat panel display industry will grow from $19.0 billion in 1999 to over $61 billion in 2005.

         We believe our microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. We are targeting the following applications:

         Near-Eye Viewers for Digital Cameras, Camcorders and hand-held Internet and telecommunications appliances

         We believe that our microdisplays will enhance near-eye applications in the following products:

          o Digital cameras and camcorders, which typically use direct view displays that are low resolution, offer a small visual image, and are difficult to see on sunny days. According to Display Search, 41 million digital cameras and 13 million camcorders are expected to be sold in 2005. Some of these products may incorporate microdisplays as high resolution viewfinders which would permit individuals to see enlarged, high resolution proofs immediately upon taking the picture, giving them the opportunity to retake a poor shot.

          o Mobile phones and other hand-held Internet and telecommunications appliances which will enable users to access full web and fax pages, data lists, and maps in a pocket-sized device. According to the Fuji Chimera Research Institute, an industry market research organization, by 2005 the cellular phone and handheld portable digital assistant markets will grow to 655 million units and 20 million units, respectively. Some of these products may eventually incorporate our microdisplays.

         For each of these applications, we anticipate that our microdisplays, combined with compact optic lenses, will offer higher resolution, lower power and system cost and achieve larger images than are currently available in the consumer market. As a result, we believe that we can obtain a sizeable share of the market for the display components of these mobile electronic products.

         Head-wearable displays

         Head-wearable displays incorporate microdisplays mounted in or on eyeglasses, goggles, or simple head bands. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings.

         Consumer

         We believe that our head-wearable display products will enhance the following consumer products:

          o Entertainment and gaming video headset systems, which permit individuals to view television (including HDTV), video CDs, DVDs and video games on virtual large screens or stereovision in private without disturbing others. According to DisplaySearch and Fuji Chimera, gaming systems are expected to be a greater than 46 million unit business by 2005. Some of these products may eventually incorporate our microdisplays. According to Display Search, entertainment video system sales (TV and HDTV) are expected to exceed 166 million units in 2003. Our microdisplays have the potential to displace some of these units.

          o Notebook computers, which can use head-wearable devices to reduce power as well as expand the apparent screen size and increase privacy. Display Search, Fuji Chimera, and Frost and Sullivan each estimate annual unit sales of notebook computers to exceed 47 million units by 2005. Current notebook computers do not use microdisplays. Our market can apply not only to new notebook computers, but also as aftermarket attachments to older notebooks still in use. We expect to market our head-wearable displays to be used as peripherals with most notebook computers.

          o Handheld personal computers, whose small, direct view screens are often a limitation, but which are now capable of running software applications that could benefit from a larger display. Microdisplays can be built into handheld computers to display more information content on virtual screens. This market is still in its infancy, but is expected to grow significantly.

          o    Super compact personal computers and personal digital assistants
               (PDAs) using video headsets as screens can be made possible by high resolution microdisplays. An under one pound pocket-size computer could be created with a fold out keyboard and a headset that provides a near desktop personal computer experience.

         We believe that the combination of power efficiency, high resolution, low systems cost, brightness and compact size offered by our OLED-on-silicon microdisplays has not been made available to makers and integrators of existing entertainment and gaming video headset systems, notebook computers and handheld computers. In addition, we believe that our microdisplays will catalyze the growth of new products and applications such as lightweight wearable computer systems.

         Military

         Military demand for head-wearable displays is currently being met with microdisplay technologies that we believe to be inferior to our OLED-on-silicon head-wearable displays under development. According to Frost and Sullivan, an industry market research organization, the total market for military flat panel displays reached approximately $70 million in 1998 and is projected to grow rapidly through 2005. Frost and Sullivan further projected that the current military microdisplay market of less than $3 million should increase at an overall growth rate in excess of 40 percent, and that microdisplays will penetrate airborne, seaborne, and land applications, providing more mobile and more rugged displays. New uses are being envisioned by the military for individual soldiers, as well as in the areas of simulation, training, operations, maintenance, and logistics in all branches of the military.

         Commercial and Industrial

         We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of microdisplay applications include: 1) immediate access to inventory (parts, tools and equipment availability), 2) instant accessibility to maintenance or construction manuals,

3) routine quality assurance inspection, and 4) real-time viewing of images and data during microsurgery or endoscopy.

Our Products

         We believe that our OLED-on-silicon microdisplay and Microviewer(TM) products which are currently under development will provide low-cost, high resolution and full color video viewing, while maintaining miniature physical size, light weight, and power efficiency.

         Our initial products include OLED-on-silicon microdisplays, Microviewers(TM) and head-wearable displays. We view our greatest initial opportunities to include those markets where both performance and overall display system cost requirements are not met by current commercially available microdisplays.

         We believe that our strategy of offering our products as both separate components and integrated bundles that include microdisplays and lenses will allow us to address the needs of the largest number of potential customers.

         Our three major product groups are:

          o eMagin OLED-on-silicon microdisplays for integration into consumer and vertical market OEM products.

         We plan to serve as a component manufacturer by supplying our OLED-on-silicon microdisplays for those customers who have their own lenses or integrated circuits.

          o eMagin Microviewer(TM) modules that incorporate our OLED-on-silicon microdisplay, compact lenses and electronic interfaces for integration into consumer and vertical market OEM products.

         We plan to provide a cost-effective and rapid time to market alternative for those customers who want a complete microdisplay and lens assembly to integrate into their end product design. By providing an integrated solution, we plan to allow OEM customers who require optical solutions to avoid incurring expensive design and tooling costs.

          o eMagin head-wearable display system designs for non-consumer markets (commercial, industrial, medical, and military). Headsets which incorporate Microviewers(TM) can be a part of larger information systems for OEM customers, or attach directly to existing systems platforms.

         We intend to provide our design and manufacturing capabilities to those customers who want a fully integrated, head-wearable solution.

         We expect that our product offerings will significantly increase our value-added for our potential customers and increase our revenue and margins. By designing and tooling new microdisplay lenses and compatible solutions at each level required by our various customers, we can reduce cost and time to market for both eMagin and our OEM customers.

         OLED-on-Silicon Microdisplays

         Our OLED-on-silicon microdisplays represent a new generation of microdisplay technology. Because our microdisplays generate and emit light, they have a wider viewing angle than the competing liquid crystal microdisplays, and because they have the same high brightness at all forward viewing angles, our microdisplays permit a large field-of-view and superior optical image. The wider viewing angle of our display results in the following superior optical characteristics: (1) the user does not need to as accurately position the head-wearable display to the eye, (2) the image will change minimally with eye movement and appear more natural, and (3) the Microviewer(TM) can be placed further from the eye. In addition, our OLED-on-silicon microdisplays can offer faster response times and use less power than liquid crystal microdisplays. Since our displays are built on integrated circuit silicon chips, many computer and video electronic system functions can be built directly into the display, resulting in very compact, integrated systems. We expect this, coupled with our lenses, to result in lower overall system costs.

         We have recently completed the development of the first version of our initial customer-oriented microdisplay, which has SVGA+ resolution. We are currently developing a high luminance SXGA integrated circuit. These integrated circuits become microdisplays when OLEDs and color filters are built on top of the integrated circuit. We plan to sell our OLED-on-silicon microdisplays for use as components by customers who prefer to design and build their own lenses. We also plan to offer OLED processing on our customers' integrated circuits to some OEMs who design their own integrated circuits.

          o 0.62-inch Diagonal SVGA+ (Super Video Graphics Array plus 52 added columns of data) for Consumer OEMs. This display has a resolution of 852 x 3 x 600 pixels. The SVGA+ is planned as a full-color or monochrome microdisplay primarily for high-end consumer OEM products such as video/data head-wearable displays, digital cameras, video cameras and game applications. Several specialty medical, industrial, and military product manufacturers have also expressed interest in this product. The initial stage of technological development of this product is now complete and the monochrome version was demonstrated at an industry convention in Japan in October 2000. We are targeting initial sampling of the color version in 2001. This product is designed to interface with most portable personal computers and will be able to display TV, DVD, and HDTV formats.

          o 0.77-inch Diagonal SXGA (Super Extended Video Graphics Array) for Industrial, Medical and Military Applications. We are developing an introductory SXGA microdisplay product as a personal computer compatible headset display for military, medical, high-end commercial, and industrial applications. This product will have 1280 x 1024 pixels. This digital video and data interface product is being designed to exhibit a wide dimming range and high luminance for special military applications. We anticipate that the performance features of the SXGA, such as high speed digital video and 256 gray levels, have the potential to serve as a catalyst for the development of new applications.

          o 0.24-inch Diagonal QVGA (Quarter Video Graphic Array with 320 x 240 pixels) for Consumer OEM Viewfinder and Game Applications. The integrated circuits for these displays are in the early stages of design and development. We plan to market these microdisplays to lower price point camera and gaming applications. We believe OEM customers could insert these displays into existing products and optical systems with relatively little system redesign effort. We expect these microdisplays to be more cost effective for OEM customers than the current liquid crystal microdisplays since our microdisplays use less power, are simpler to assemble, require minimal added circuitry, and require no separate light sources. We also believe our microdisplays can be more compact and provide high quality viewing to the end consumer without some of the problems exhibited by other technologies, such as limited temperature range, flicker, color sequential breakup, or angular light dependence.

         Microviewer(TM) Products

         We are developing Microviewer(TM) modules which combine microdisplays with compact optic lenses. Our combination of display and lenses provides large, easy to view images that can be easily adapted to many end products. Our initial display modules are designed to be compatible with a large number of electronics interfaces.

         We believe that a complete imaging solution may be a fundamental requirement for many new product categories because of the complementary requirements of illumination, lenses, and electronic interfaces. Once a complete Microviewer(TM) module with an electronics interface is made, the creation of a headset or personal viewer appliance primarily involves issues of styling design, feature selection, and market channels.

         We intend to sell our Microviewer(TM) modules to OEMs for integration with their branded products or incorporated into our eGlass(TM) Personal Viewer(TM) head-wearable displays. Many of our potential customers have stated a preference for Microviewers(TM) over microdisplays since Microviewers(TM) incorporate lenses which save OEMs a step in their manufacturing process. We intend to sample our Microviewer(TM) products concurrently with, or as soon as practicable after, the initial sampling of the base microdisplay.

         eGlass(TM) Personal Viewer(TM) Head-Wearable Systems

         Personal Viewer head-wearable systems, such as our eGlass(TM) Personal Viewer(TM), give users the ability to work with their hands while simultaneously viewing information or video on the display. Our head-wearable displays are a versatile computer enabler, capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 inches from the eye using a 1.5 inch Microviewer(TM). We believe that Personal Viewer head-wearable displays will fill the increasing demand for instant data accessibility in mobile workplaces. We expect to sell the head-wearable displays primarily to OEM systems and equipment customers. Our initial head-wearable products utilize technologies other than OLED and we may continue to use such technologies in the future.

Our Strategy

         Our strategy is to establish and maintain a leadership position in the microdisplay industry by capitalizing on our leadership in both OLED-on-silicon technology and microdisplay lenses technology. We intend to:

         Leverage our superior technology to establish a leading market position. As the first to exploit OLED-on-silicon microdisplays, we believe that we enjoy a significant advantage in bringing this technology and its variants to market. We believe that we have consolidated this advantage through our Eastman Kodak license, other strategic relationships, and the development of our own substantial intellectual property portfolio. We have an experienced management team with substantial product development and manufacturing acumen. We plan to maintain and further dedicate significant resources to expand our expertise and to protect our intellectual property. We will also continue our technology development collaborations with third parties. We believe that by leveraging our intellectual property and our design capabilities, we can become a leader in the emerging microdisplay industry.

         Develop products for large consumer markets through key relationships with OEMs. We expect our first target markets, entertainment and gaming systems and personal computers, to create the first large-scale opportunities for our OLED-on-silicon microdisplays. Our relationships with OEMs for these products, have allowed us to identify initial microdisplay products to be produced for headsets, followed by other applications such as digital cameras, camcorders and hand-held Internet and telecommunications appliances. We expect digital cameras, camcorders, and hand-held Internet and telecommunications appliances to emerge as significant markets as production costs are reduced.

         Increase revenues by completing our OEM qualification cycle. We have been approached by a number of OEMs who are interested in incorporating our SVGA+ microdisplay into their products. We intend to ship evaluation packages to OEMs by mid-2001, which is the first step towards having the SVGA+ qualified for use at the OEM level. The OEM qualification process typically takes 6 to 24 months. We then expect to receive our first volume orders for our microdisplays. We have maintained detailed communications during the design phase of the SVGA+ with several prospective customers. As subsequent products are developed, they will usually go through a similar evaluation cycle.

         Optimize manufacturing efficiencies. We intend to outsource certain capital-intensive portions of microdisplay production to minimize both our costs and time to market. We intend to outsource integrated circuit fabrication while retaining the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes in-house we can protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacturing and distribution of finished products. Similarly, we intend to outsource volume manufacturing operations for optical systems while continuing to prototype and use low volume capability in-house. We will continue to outsource part of our manufacturing when we deem it to be appropriate.

         Build and maintain strong internal design capabilities. As more circuitry is added to OLED-on-silicon devices, the cost of the end product using the display can be decreased; therefore integrated circuit design capability will become increasingly important to us. To meet these requirements, we intend to continue to support building strong in-house design capabilities. Building and maintaining this capacity will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills is expected to remain a part of our overall long term strategy.



Our Strategic Relationships

         Strategic relationships have been an important part of our research and development efforts to date and are an integral part of our plans for commercial product launch. We have forged strategic relationships with major OEMs and strategic suppliers. We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our research and development activities to better meet our customer's requirements. Moreover, we expect to provide microdisplays and Microviewers(TM) to some of these partners, thereby solidifying and utilizing established distribution channels for our products.

         Eastman Kodak is a technology partner in OLED development, OLED materials, and a potential future customer for both specialty market display systems and consumer market microdisplays. Eastman Kodak owns equity in eMagin and is an advisor to our Board of Directors. We license Eastman Kodak's OLED technology portfolio.

         We have a nonexclusive, worldwide license to use Eastman Kodak patented OLED technology and associated intellectual property in the development, use, manufacture, import and sale of microdisplays. The license covers emissive active matrix microdisplays with a diagonal size of less than 2 inches. Our license expires upon the expiration of the last-to-expire issued Eastman Kodak OLED technology related patent covered under the license agreement. An annual minimum royalty is paid upfront at the beginning of each calendar year and is fully creditable against the royalties we are obligated to pay based on net sales throughout the year. We have also granted to Eastman Kodak a nonexclusive right to patents and associated intellectual property relating to OLED technology developed by us, including the right to sublicense such technology to third parties, in exchange for royalty payments in certain instances. Eastman Kodak and eMagin have also engaged in numerous discussions regarding potential product applications for eMagin's microdisplays by Eastman Kodak.

     o We have entered into a joint research and development agreement with IBM to accelerate the development of OLED-on-silicon technology. The OLED-on-silicon microdisplays developed under the agreement have the potential to be incorporated in future IBM products currently in exploratory or product development stages. Nonexclusive, fully-paid-up license rights are available to us or IBM for any intellectual property developed solely by the other party under the agreement. This technology will be incorporated into microdisplays for possible use in future microdisplay products, including those manufactured by IBM, such as wearable computers and handheld portable Internet appliances. The technology efforts resulted in the development of a prototype watch computer utilizing the Linux operating system, which features the world's first direct view OLED-on silicon-display. The prototype was publicly demonstrated in January 2001 at the Consumer Electronics Show.


         We also have a joint OLED materials development effort with Covion Organic Semiconductors GmbH, a spin-off of Hoechst. We have worked with Honeywell, Kaiser Electronics and Raytheon on a variety of U.S. government research and development proposals and contracts toward the development of displays for military and consumer applications. The US Air Force and US Army are currently providing support under government research and development contracts for microdisplay development with a goal of future procurement. We currently also maintain industry relationships with LG Electronics, Harris, Boeing, Department of Defense Advanced Research Projects Agency (DARPA), NASA, Department of Commerce National Institute of Science and Technology (NIST), Lawrence Livermore National Laboratories, Carnegie Mellon University, and the United States Display Consortium, among others. We intend to establish additional strategic relationships in the future.



Our Technology

         We are in the later stages of development of advanced microdisplay components and modules based on OLED-on-silicon technology. We have invested over $34 million in developing OLED-on-silicon and related technologies during the past four years which we believe will allow us to offer our potential customers state-of the art microdisplay solutions. Additionally, approximately $27 million in government funding has been applied toward further establishing our overall technological capability in displays, most of which is directly applicable to our microdisplay technology. We believe that our existing and development-stage display technologies will position us to meet customer requirements for performance and price for a variety of applications that require high resolution, wide field of view, and low power consumption.

         OLED-on-Silicon Technology

         Scientists working at Eastman Kodak invented OLEDs in the early 1980s. OLEDs are thin films of stable organic materials that emit light of various colors when a voltage is impressed across them. OLEDs are emissive devices, which means they create their own light, as opposed to liquid crystal displays, which require a separate light source. As a result, OLED devices use less power and can be capable of higher brightness and fuller color than liquid crystal microdisplays. Because the light they emit is Lambertian, which means that it appears equally bright from most forward directions, a moderate movement in the eye does not change the image brightness or color as it does in existing technologies. OLED films may be coated on computer chips, permitting millions of individual low-voltage light sources to be built on silicon integrated circuits to produce single color, white, or full-color display arrays. Many computer and video electronic system functions can be built directly into a silicon integrated circuit upon which the OLED may be coated, resulting in an ultra-compact system. We believe these features, together with the well-established silicon integrated circuit fabrication technology of the semiconductor industry, make our OLED-on-silicon microdisplays attractive for numerous applications.

         We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. Eastman Kodak provides many of the underlying OLED technologies and we provide additional technology advancements that have enabled us to coat the silicon integrated circuits with OLEDs. We expect OLED-on-silicon to bring features and benefits to the microdisplay market including: high resolution, high luminance, flicker-free imaging, high energy efficiency, thin, compact size, and low system cost. We believe that the combined quality of these features surpasses any other microdisplay technology currently available. OLED-on-silicon technology also permits many additional functions to be integrated into the silicon integrated circuit as part of the OLED microdisplay, making OLED-on-silicon a logical choice for microdisplay system solutions.

         We have developed numerous and significant enhancements to OLED technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, up-emitting structure for our OLED-on-silicon devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices can emit full visible spectrum light that can be isolated with color filters to create full color images. Our microdisplay prototypes have a brightness that can be greater than that of a typical notebook computer and can have a potential lifetime of over 50,000 hours, in certain applications. New materials and device improvements in development offer the future potential for even better performance for brightness, efficiency, and lifespan. Additionally, we have invested considerable work over several years to develop unique electronics control and drive designs for OLED-on-silicon microdisplays.

         In addition to our OLED-on-silicon technology, we have developed compact optic and lens enhancements which, when coupled with the microdisplay, provide the high quality large screen appearance that we believe a large proportion of the marketplace demands.

         Advantages of OLED Technology

         We believe that our OLED-on-silicon technology provides significant advantages over existing solutions in our targeted microdisplay markets. We believe these key advantages will include:

          o    Low manufacturing cost;

          o    Low cost system solutions;

          o Wide angle light emission resulting in large apparent screen size;

          o Low power consumption for improved battery life and longer system life;

          o    Long operating life;

          o    High brightness for improved viewing; and

          o    High speed performance resulting in clear video images.

         Low manufacturing cost. Many OLED-on-silicon microdisplays can be built on an 8-inch silicon wafer using existing automated OLED and color filter processing tools. The level of automation used lowers labor costs. Only a small amount of OLED material is used in OLED-on-silicon microdisplays so that material costs, other than the integrated circuit itself, are small.

         Low cost systems solutions. In general, an OEM using OLED-on-silicon microdisplays will not need to purchase and incorporate lighting assemblies, color converter related Applications Specific Integrated Circuits (ASICs), or beam splitter lenses as is the case in liquid crystal microdisplays. Many important display-related system functions can be incorporated into an OLED-on-silicon microdisplay, reducing the size and cost of the system. Lenses for many OLED-on-silicon applications can be made of a single piece of molded plastic which reduces size, weight and assembly cost when compared to the multipiece lens systems used for liquid crystal microdisplays. Because our displays are power efficient, they typically require less power at the system level than other display technologies at a given display size and brightness.

         Wide angle light emission resulting in large apparent screen size. OLEDs emit light at most forward directions from each pixel. This permits the display to be placed close to the lens in compact optical systems. It also provides the added benefit of less angular dependence on the image quality relative to pupil and eye position when showing a large field of view, unlike reflective liquid crystal on silicon microdisplays. This results in less eye fatigue and makes it relatively easy to position the imaging systems.

         Low power consumption for improved battery life and longer system life. OLEDs can be energy efficient because of their high efficiency light generation. Power efficiency can be high in OLED displays because they require only low voltage switching (2-5 volts is typical, depending on the mode of operation) and less display-external electronics. Furthermore, OLEDs conserve power by powering only those pixels that are on while liquid crystal on silicon requires light at all pixels all the time. The optical systems used for our OLEDs are highly efficient, permitting over 80% of the light to reach the eye, versus reflective technologies such as liquid crystal on silicon which require multiple beam splitters to get light to the display, and then into the optical system. This results in typically under 25% light throughput efficiency in reflective microdisplay systems.

         Long operating life. Most of our potential customers require 5,000 to 10,000 hours of half-life. Half-life references how long it takes the operating display to reach half of its starting brightness. We believe our OLED display technology already exceeds these numbers for most of our consumer product applications.

         High brightness for improved viewing. Because OLEDs have electrical characteristics similar to those of semiconductor diodes, they can run at very high brightness with only a moderate increase in voltage. This will enable us to build extremely bright displays using drive voltages of 24 volts or less. This feature can be of great value to military applications, where there is a need to see the computer image overlayed onto brightly lighted real-life backgrounds such as desert sand, water reflections or sunlit clouds. The OLED can be operated over a large luminance range without loss of gray level control, permitting the displays to be used in a range of dark environments to very bright ambient applications. Since military simulation and situation awareness applications, including night vision, typically require large fields of view, the OLED's Lambertian optical characteristics make it an excellent choice.

         High speed performance resulting in clear video images. The OLEDs switch much more quickly than liquid crystals or cathode ray tubes (CRTs). This characteristic, coupled with the storage of data at each pixel, results in a stable image and produces no noticeable flicker, even at relatively slow refresh rates. This eliminates visible image smear and makes practicable three-dimensional stereo imaging using a split frame rate. This advantage of our OLED-on-silicon is very important for 3-D stereovision gaming applications.

         Because the OLED-on-silicon stores brightness and color information at each pixel, the display can be run with no noticeable flicker and no color sequential breakup. Color sequential breakup occurs in systems such as liquid crystal on silicon and some liquid crystal display microdisplays when red, green and blue frames are sequentially imaged in time for the eye to combine. Since the different color screens occur at different times, movement of the eye due to vibration or just fast pupil movement can create color bands at each dark-light edge, making the image unpleasant to view and making text difficult to read. For example, the liquid crystal on silicon display needs to run at least three times the "normal" frame rate or speed to produce color sequential images, which wastes power and makes for a tough technological challenge as display resolutions increase.

         Our OLED-related Technological Milestones

         We believe that we have made significant breakthroughs in OLED-on-silicon microdisplay technology and that the following represent key milestones:


Date                                                                   Milestone
-------------------------          ---------------------------------------------------------------------------------
May 1998                           The first publicly displayed OLED-on-silicon integrated circuit video graphics array video (monochrome VGA, 640x480 pixels).  This showed that OLED microdisplays could be built directly on silicon integrated circuits.

February 1999                      The first publicly displayed up-emitting full color OLED-on-silicon video.  (Low
                                   resolution QVGA, 320x240 pixels using color filters).   This showed that color
                                   video capable OLEDs could be built on silicon integrated circuits using color filters.

May 2000                           The world's highest efficiency, bright white OLED-on-silicon publicly displayed to date.  We also demonstrated the world's highest resolution OLED display publicly displayed to date (1280x1024 pixels) using a new white light emitter in an OLED-on-silicon display.  This showed that our OLEDs-on-silicon could provide a good quality bright white image and could generate high resolution moving images with quality gray scale control.

September 2000                     The first publicly displayed full-color active matrix OLED-on-silicon microdisplay (VGA resolution, 640x480 pixels).  The display used color filters built directly on top of the OLED display and incorporated our white light organic light emitting diodes technology.  This showed the first near product-quality color moving images using OLED-on-silicon technology.

October 2000                       We previewed the world's highest resolution super video graphics array (SVGA+,
                                   852 x 3 x 600 pixels, over 1.5 million color elements) which was the first active matrix OLED-on-silicon microdisplay designed for consumer applications ever publicly displayed.  The display was shown in white monochrome, but the integrated circuit design is color compatible.

January 2001                       We demonstrated, with IBM, the world's first direct view OLED-on-silicon microdisplay, which was incorporated into a computer watch which used the Linux operation system. The microdisplay has higher resolution and higher contrast than other similarly sized wrist-worn multi-function displays.

         These achievements were recognized by The Society for Information Display (SID) and Information Display Magazine, which designated eMagin Corporation the winner of the prestigious 2000 SID Information Display Magazine Display of the Year Gold Award.

         Lens System Technology

         We have developed advanced lens technology for microdisplays and head-wearable display systems and hold key patents in these areas. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We believe that the key advantages of our lens technology are that it:

          o Can be very low cost, with minimal assembly. A one piece, molded plastic optic attached to the microdisplay can serve many consumer end-product markets. Since our process is plastic molding, our per unit production costs are low;

          o Allows a compact and lightweight lens system that can greatly magnify a microdisplay to produce a large field of view;

          o Can use single-piece molded microdisplay lenses to permit high light throughput making the display image brighter or permitting the use of less power for an acceptable brightness;

          o Can be designed to provide focusing to enable users with various eyesight qualities to view images clearly; and

          o Can provide focal plane adjustment for simultaneous focusing of computer images and real world objects. For example, this characteristic is beneficial for word processing or spreadsheet applications where a person is typing data in from reference material. This feature can make it easier for older people with moderately poor accommodation to use a head-wearable display as a portable computer viewing accessory.

         Complementary System Technology

         We have developed a wide range of technologies which complement our core OLED and lens technologies and which we believe will enhance our competitive position in the microdisplay and head-wearable display markets. These include:

          o Head-wearable display technology. We have developed ergonomic technologies that make head-wearable displays easier to use in a wide variety of applications. For example, the use of our patented rotatable eyeblocker provides a sharp image without requiring most users to squint. The eyeblocker can also be moved to create an effective see-through appearance. We believe that we have made the lightest weight, high-resolution head-wearable display ever publicly demonstrated.

          o Wireless video technology. We have developed power efficient, miniature, video and stereo sound, radio frequency transmitter-receiver technology as part of a government program. This can allow consumers to watch high quality video without wires from most locations in their home using existing entertainment (e.g., DVD or cable/satellite systems) or data systems. We expect this capability to greatly increase the available market and demand for video and data head-wearable displays and we are considering this technology for use in low cost consumer applications.


Sales and Marketing

         We identify companies with products that we believe would benefit from our display components and contact the potential customers directly. OEMs and their end customers then develop designs, technology, and manufacturing processes to enable them to develop products for our target markets. We plan to provide display components and Microviewer(TM) display-optic modules for OEMs to incorporate in their branded products and sell through established distribution channels. We believe successful marketing will require relationships with recognized consumer brand companies. In addition, we market head-wearable displays directly to various vertical market channels, such as medical, industrial, and government customers.

         All activities at eMagin evolve by determining and meeting our customers' needs. We began our work on OLED technology over four years ago because we recognized OLED's unique ability to provide a microdisplay solution that would satisfy the market's requirements of low cost, high resolution and complete portability which could not be fully met with alternative technologies. Because our microdisplays are the main functional component that defines many of our end products, we work closely with potential customers to define our products to optimize the final design. In addition, we define and design our products to address common OEM requirements in order to produce optimal designs for multiple customers.

         We are developing working relationships with several OEMs that sell or plan to sell microdisplay systems. We design our products to meet individual customer requirements, but look for ways to leverage our design and development costs by incorporating multiple customers' requirements into each product.

         We work closely with potential customers to maximize the probability that our microdisplay and lenses products being designed will match the anticipated future needs of the customers. An OEM design cycle is typically between 6 and 24 months, depending on uniqueness of the market and the complexity of the end product. To date, this process has been handled primarily by senior management of the company. We plan to hire additional marketing and customer service engineers to focus on the largest customers. The marketing staff will identify new customer needs, and help insure that the integrated circuit and electronics designers correctly understand the customers' product specification and delivery needs.

         Developing customers in the advanced flat-panel display industry involves primarily technical marketing and customer service. We expect that as the market for microdisplays matures and more universal embedded systems become commonplace, the role of traditional OEM component sales will become more important. Our management will continually reassess the success of our marketing and sales methodology to best meet the needs of our customers.

Research and Development

         We have strong internal research and development capabilities, with a staff of more than 60 people, including over 15 Ph.D.s, directly engaged in research and development or directly supporting research and development as a majority of their efforts. OLED technology is a relatively new technology that has considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, and many other parameters. We also expect that many manufacturing cost reduction opportunities still require new technology developments. Improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. The development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems are all current projects at this time. We determine research and development projects primarily by near-term customer needs. In order to improve customer satisfaction and simultaneously maximize our margins, we must continue to engage in intensive research and development.

         External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas. Some of the organizations we have research and development relationships with are:

          o    Eastman Kodak;

          o    IBM;

          o Covion Organic Semiconductors GmBH, a developer of OLED materials, and

          o certain research institutes in the Ukraine, including the National Academy of Science of Ukraine.

         We received a Phase III Small Business Innovation Research grant from the US Air Force, providing $19.6 million to fund research involving the development of high-resolution active matrix organic light emitting diode microdisplays for incorporation into military head-mounted displays. We also work with Eastman Kodak and Honeywell in an Air Force-sponsored dual applications research program to develop ultra-high luminance capable and high temperature compatible OLEDs and with the US Army Night Vision Lab to develop active matrix organic light emitting diode technology.

Manufacturing Facilities

         We are co-located at IBM's Microelectronics Division facility located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 25,000 square feet of space housing our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly and administrative offices. We believe that our lease agreement with IBM for a 16,300 square foot class 10 clean room space, along with additional, lower level clean room space, and the associated acquisition of substantial amounts of advanced manufacturing equipment at a favorable cost, represents a substantial asset and competitive advantage. Our lease runs until 2004 and we have the option to then renew it on the same terms for an additional five, one-year terms. Facilities services provided by IBM include cleanroom, pure gases, high purity de-ionized water, compressed air, chilled water systems, and waste disposal support. This infrastructure provided by our lease with IBM provides us with many of the resources of a larger corporation without the added overhead costs. It further allows us to focus our resources more efficiently on our product development and manufacturing goals. We expect our facility to be capable of producing over 50,000 SVGA+ displays per month after equipment that has been ordered becomes fully operational. We expect this capability to be on line in the first half of 2001 and plan capacity expansions as production orders materialize. Further capacity expansions are planned in 2002 as production orders materialize.

         Our manufacturing process for OLED-on-silicon microdisplays can be separated into four major areas: silicon wafer design and integrated circuit wafer fabrication, vacuum deposition for organic layers, sealing process, and color application. After a device is designed by a combination of internal and external designers with customer participation, we outsource wafer fabrication. Upon receipt of completed wafers, OLED thin film processing takes place in our cleanroom using automated vacuum deposition processes which are set up to deposit OLED materials on single crystal silicon substrates. An automated cluster tool provides all OLED fabrication steps in a highly controlled environment that is the centerpiece of our OLED fabrication. We are in the process of automating our color filter processing capability with the majority of this equipment already on our cleanroom floor. In addition to processing and packaging equipment, we possess electrical and optical instrumentation required to characterize the performance of our displays including photometric and color coordinate analysis. We are also equipped for integrated circuit and electronics design and display testing.

         We lease additional non-cleanroom facilities for chemical mixing, cleaning, distributed chemical systems, glass polishing, and glass/silicon cutting. We also occupy a research laboratory for organic chemical synthesis where new OLED materials are developed. OLED chemicals are also purified in this laboratory, permitting the company to evaluate new chemicals in pilot production that are not yet available in suitable purity for OLED applications on the market.

         Our lenses and system development operation at Virtual Vision lease approximately 11,000 square feet of space in Redmond, Washington. The facilities include design stations, plastics milling and preparations, lenses fabrication, product assembly, and office space. The facilities are well suited for designing and building limited volume prototypes and industrial or government products. We plan to outsource high volume head-wearable display production to low cost plastics, lenses, and assembly manufacturers.

Intellectual Property

         We have developed a significant intellectual property portfolio of patents, trade secrets and know-how, supported by our license from Eastman Kodak and our current patent portfolio.

         Our license from Eastman Kodak gives us the right to use, in microdisplays, a portfolio of more than 50 patents in light emitting diode technology, some of which are fundamental. Our agreement with Eastman Kodak provides for perpetual access to the OLED technology for our OLED-on-silicon applications, provided we remain active in the field and meet our contractual requirements to Eastman Kodak.

         In our relationship with Eastman Kodak, we share information regarding improvements in the OLED technology and materials generated internally, except where restricted by agreements with other parties. This cooperation permits us to move our research and development forward at a fast pace without needing to dedicate our research and development resources to certain narrow fields. Eastman Kodak and eMagin are also parties to a government research and development program focused on developing ultra-high brightness capable and high temperature compatible OLEDs. Each company is developing certain types of molecules for potential use in different parts of the OLED device structure.

         In addition to more than 50 patents licensed from Eastman Kodak, we have a portfolio of our own 55 issued patents and 55 patent applications, which are concentrated in the following areas:

          o    OLED Materials, Structures, and Processes
          o    Display Color Processing and Sealing
          o    Active Matrix Circuit Methodologies and Designs
          o    Field Emission and General Display Technologies
          o    Lenses and Tracking (Eye and Head)
          o    Ergonomics and Industrial Design
          o    Wearable Computer Interface Methodology

         Our patents and patent applications cover a wide range of materials, device structures, processes, and fabrication techniques, such as methods of fabricating full color OLEDs. We believe our patent applications relating to up-emitting structures on opaque substrates such as silicon wafers, which are critical for OLED microdisplays, and applications relating to the hermetic sealing of such structures are particularly important. Our intellectual property also covers a wide range of materials, active matrix circuit techniques and display system designs and lenses, device structures, processes and fabrication methods. We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated experience in the OLED field gives us an advantage over potential competitors.

Competition

         We believe that our key competition will come from liquid crystal on silicon microdisplays (LCOS), also known as reflective liquid crystal displays. While we believe that OLED-on-silicon provides comparatively lower lenses cost, larger apparent image size, reduced electronics cost and complexity, enhanced color, and improved power efficiency advantages over liquid crystal on silicon microdisplays, there is no assurance that these benefits will be realized or that liquid crystal on silicon manufacturers will not suitably improve these parameters. Color liquid crystal on silicon displays are currently being sampled, and may be in production a year or more earlier than color OLED displays, which could have a significant detrimental effect on our market opportunity. Companies pursuing liquid crystal on silicon technology include Colorado Microdisplay, InViso, Microdisplay Corporation, Three-Five Systems, Silicon Display, and Spatial Light among others.

         We face competition in the OLED and microdisplay industry from a variety of companies and technologies including Agilent (USA), SEL (Japan), and MicroEmissive Displays (Britain, a start-up company). We may also compete with potential licensees of Universal Display Corporation, Cambridge Display Corporation, and Uniax Corporation. Even though we could potentially license technology from these developers, potential competitors could also obtain licenses and may do so at more favorable royalty rates. However, should they decide to embark on developing microdisplays on silicon, we believe that our progress to date in this area gives us a substantial head start.

         Our microdisplays and head-wearable display systems may face competition on a price and performance basis from major manufacturers such as Sony and Seiko Epson. However, these companies use first generation liquid crystal on polysilicon technology which we believe is not as advanced as ours, and therefore, we believe that they may incorporate our technology into their products when it becomes available. Laser scanning systems, including systems being developed by Microvision Corporation, offer high brightness imaging, could eventually be low power, and could potentially compete in high ambient light conditions (sunlight) when a large field of view is not required. We may also face competition from electroluminescent image system companies such as Planar. We believe these technologies face many hurdles to becoming a high image quality, low cost, large area full color, near-eye display.

Employees

         As of December 31, 2000, we had a total of 85 employees of which 19 employees were located at Virtual Vision. Of these, 64 employees were engaged in research and development and manufacturing operations, 6 in communications and marketing and 15 in general administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

                              CERTAIN TRANSACTIONS

         We were originally incorporated as Fashion Dynamics Corporation on January 23, 1996 under the laws of the State of Nevada. For the three years prior to March 2000, Fashion Dynamics Corporation had no active business operations, and sought to acquire an interest in a business with long-term growth potential. On March 16, 2000, Fashion Dynamics Corporation acquired FED Corporation, a Delaware corporation, through the merger of its wholly-owned subsidiary, FED Capital Acquisition Corporation, with and into FED Corporation. In connection with the merger, Fashion Dynamics Corporation changed its name to eMagin Corporation, which was derived from "electronic imaging," and we listed our securities on the American Stock Exchange. FED Corporation, the operating subsidiary of eMagin Corporation (formerly known as Fashion Dynamics Corporation) also changed its name to eMagin Corporation.

         Prior to the Merger:

          o Fashion Dynamics Corporation had 20,156,400 shares of common stock issued and outstanding.

          o FED Corporation had 5,243,192 shares of common stock issued and outstanding.

          o FED Corporation had issued warrants to purchase 400,130 shares of its common stock.

          o FED Corporation had issued options to purchase 1,671,416 shares of its common stock.

         At the effective time of the Merger:

          o All outstanding common shares of FED Corporation were converted into common shares of Fashion Dynamics Corporation on a 2:1 basis.

          o All outstanding warrants to acquire shares of FED Corporation were converted into warrants to acquire shares of Fashion Dynamics Corporation on a 2:1 basis.

          o All outstanding options to acquire shares of FED Corporation were converted into options to acquire shares of Fashion Dynamics Corporation on a 2:1 basis.

         Pursuant to rights under the terms of the merger agreement dated March 13, 2000 between the Company, FED Capital Acquisition Corporation and FED Corporation, Citigroup/Travelers Insurance Company designated one board member, Jack Rivkin, Verus International Ltd. designated three board members, Ajmal Khan, Claude Charles and Martin L. Solomon and FED Corporation designated two board members, Gary W. Jones and N. Damodar Reddy.

         FED Corporation was originally incorporated in 1992 in Raleigh, North Carolina. Its original purpose was the development and commercialization of flat panel display technology for displaying data, information, and video. As a result of its successful research in the area of field emission displays, it was awarded approximately $13 million in government contracts to support field emission display technology development.

         In 1994, FED Corporation relocated its operations to IBM's East Fishkill, New York campus, and purchased equipment for manufacturing and research and development. In connection with this move, FED Corporation, a Delaware corporation, was incorporated, and FED Corporation, a North Carolina corporation, was merged into the Delaware corporation with the latter being the survivor. In 1996, FED Corporation began work related to the manufacturing and design of microdisplays based upon Eastman Kodak's small molecule, OLED technology in combination with its own intellectual property. In 1997, FED Corporation acquired a license from Eastman Kodak to commercialize this technology. Since 1997, FED Corporation has applied this OLED technology to produce high resolution microdisplay applications in which a small display is magnified via lenses to produce a larger virtual image.

         In April 1998, FED Corporation acquired Virtual Vision for the purpose of accelerating the emergence of a commercial market for video headsets. This acquisition provided FED Corporation with a second core competency in advanced lenses that complements its expertise in semiconductor and display technology. In 1998 FED Corporation established a sales and marketing office in Santa Clara, California.

         On March 16, 2000, we entered into a two-year consulting agreement with Verus International Ltd. Verus International Ltd. is a shareholder of eMagin. Additionally, Ajmal Khan, a director of eMagin, also serves as president of Verus International Ltd. Pursuant to the terms of the consulting agreement, we are obligated to pay Verus International Ltd. a fee of $15,000 per month for 24 months from March 16, 2000 in consideration for Verus International Ltd.'s advisory and consulting services offered to us.

                                  RISK FACTORS

         Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Risks Related To Our Financial Results

We have a history of losses since our inception and expect to incur losses for the foreseeable future.

         Since our inception, we have incurred significant losses and had an accumulated loss of approximately $100.7 million as of December 31, 2000. We have not achieved profitability and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We are presently dependent on U.S. government contracts.

         The majority of our revenues to date have been derived from research and development contracts with the U.S. federal government. We may continue to rely on such contracts for revenue until volume commercial sales commence. Our government contracts may be terminated by the government at its discretion. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that our existing contracts will continue, that we will be successful in obtaining new government contracts, or that programs through which our contracts are funded will continue to be funded beyond the current fiscal year. Our inability to obtain revenues from government contracts could have a material adverse effect on our results of operations.

Risks Related To Our Intellectual Property

We rely on our license agreement with Eastman Kodak for the development of our products, and the termination of this license, Eastman Kodak's licensing of its OLED technology to others for microdisplay applications, could have a material adverse impact on our business.

         Our principal products under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents held by Eastman Kodak, relating to OLED display technology. Eastman Kodak's patents expire over a range of years from 2002 to 2020. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license its OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

We may not be successful in protecting our intellectual property and proprietary rights.

         We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights.

         Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.

Risks Related To The Microdisplay Industry

The commercial success of the microdisplay industry depends on the widespread market acceptance of microdisplay systems products.

         The market for microdisplays is emerging. Our success will depend on consumer acceptance of microdisplays as well as the success of the commercialization of the microdisplay market. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market. The viewfinder microdisplay market sector is well established with entrenched competitors who we must displace.

The microdisplay systems business is intensely competitive.

         We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following:

          o our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;

          o our ability to address the needs of our customers and the quality of our customer services;

          o the quality, performance, reliability, features, ease of use and pricing of our products;

          o    successful expansion of our manufacturing capabilities;

          o our efficiency of production, and ability to manufacture and ship products on time;

          o the rate at which original equipment manufacturing customers incorporate our product solutions into their own products;

          o    the market acceptance of our customers' products; and

          o    product or technology introductions by our competitors.

         Our competitive position could be damaged if one or more potential OEM customers decide to manufacture their own microdisplays, using OLED or alternate technologies. In addition, our customers may be reluctant to rely on a relatively small company such as eMagin for a critical component. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

Competing products may get to market sooner than ours.

         Our competitors are investing substantial resources in the development and manufacture of microdisplay systems using alternative technologies such as reflective LCDs, LCD-on-Silicon ("LCOS") microdisplays (Colorado Microdisplay, Inc., InViso Inc., The Microdisplay Corporation, Three-Five Systems, Inc., Silicon Display and SpatiaLight, Inc. among others), active matrix electroluminescence and scanning image systems (Planar Systems, Inc. and Microvision Inc.) and transmissive AMLCD (Sony Corporation, Seiko Epson Corporation, and Kopin Corporation). Color LCOS displays are currently in initial production, and may be in volume production a year or more earlier than our microdisplays, which could have a significant detrimental effect on our market opportunity.

Our competitors have many advantages over us.

         We expect to experience intense competition from numerous domestic and foreign companies including well-established corporations possessing worldwide manufacturing and production facilities, greater name recognition, larger retail bases and significantly greater financial, technical and marketing resources than us, as well as emerging companies attempting to obtain a share of the various markets for which our microdisplay products have the potential to compete.

Our products are subject to lengthy OEM development periods.

         We plan to sell most of our microdisplays to OEMs who will incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products could be significant. If our products fail to meet our OEM customers' cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products could adversely effect our business.

Our products will likely experience rapidly declining unit prices.

         In the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be successful. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected.

Risks Related To Manufacturing

We expect to depend on semiconductor contract manufacturers to supply our silicon integrated circuits and other suppliers of key components, materials and services.

         We do not manufacture our silicon integrated circuits on which we incorporate the OLED. Instead, we expect to provide the design layouts to semiconductor contract manufacturers who will manufacture the integrated circuits on silicon wafers. We also expect to depend on suppliers of a variety of other components and services, including circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. Our inability to obtain sufficient quantities of high quality silicon integrated circuits or other necessary components, materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

We have not manufactured OLED-on-silicon products in commercial quantities and we do not know if our manufacturing yields will be commercially viable.

         In order for us to be successful as a product or component manufacturer, our products must be manufactured to meet high quality standards in commercial quantities at competitive prices. We have not begun commercial production on any of our OLED-based products and we do not currently have the capability to manufacture products in commercial quantities. The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant volumes. We expect to begin commercial production during 2001 to meet anticipated demand for our products. If we are unable to produce our products in sufficient quantity, we will be unable to attract customers. In addition, we cannot assure you that once we commence volume production we will attain yields that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

We are dependent on a single manufacturing line.

         We initially expect to manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead time for delivery of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line.

Risks Related To Our Business

Our success depends in a large part on the continuing service of key personnel. Changes in management could have an adverse effect on our business.

         We are dependent upon the active participation of several key management personnel including Gary W. Jones, our Chief Executive Officer and Susan K. Jones, our Executive Vice President who are married to each other. While we currently maintain a key employee insurance policy on our CEO, we may elect to discontinue this insurance at any time. We also need to recruit additional management personnel in order to expand according to our business plan. The failure to attract and retain additional management personnel could have a material adverse effect on our operating results and financial performance.

Our success depends on attracting and retaining highly skilled and qualified technical and consulting personnel.

         We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a materially adverse affect on our business and our operating results. In addition, difficulties in hiring and retaining technical personnel could delay the implementation of our business plan.

Our business depends on new products and technologies.

         The market for our products is characterized by rapid changes in product, design and manufacturing process technologies. Our success depends to a large extent on our ability to develop and manufacture new products and technologies in order to establish a competitive position and become profitable. Furthermore, we must adopt our products and processes to technological changes and emerging industry standards and practices on a cost-effective and timely basis. Our failure to accomplish any of the above could harm our business and operating results.

Our business strategy may fail if we cannot continue to form strategic relationships with companies that manufacture and use products that could incorporate our OLED-on-silicon technology.

         Our prospects will be significantly affected by our ability to develop strategic alliances with OEMs for incorporation of our OLED-on-silicon technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or at all. Failure to do so would have a material adverse effect on our business.

We will need to obtain additional financing, which may not be available on suitable terms, and as a result our ability to grow may be limited.

         Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including our success in completing the development of our products, manufacturing and marketing our products and competing technological and market developments. We may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. In addition, substantial additional capital may be required in the future to fund product development and product launches. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our shareholders. To the extent we raise additional capital by issuing equity or securities convertible into equity, our current shareholders will suffer dilution in ownership. If needed capital is unavailable, our ability to continue to operate and grow our business could be adversely affected.

Our business exposes us to product liability claims.

         Our business exposes us to potential product liability claims. Although no such claim has been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the faulty design or manufacture of our products. While we maintain product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits, fall outside the scope of such coverage, or that such insurance will continue to be available at commercially reasonable rates, if at all.

 Our business is subject to environmental regulations and possible liability arising from potential employee claims of exposure to harmful substances used in the development and manufacture of our products.

         We are subject to various governmental regulations related to toxic, volatile, experimental and other hazardous chemicals used in our design and manufacturing process. Our failure to comply with these regulations could result in the imposition of fines or in the suspension or cessation of our operations. Compliance with these regulations could require us to acquire costly equipment or to incur other significant expenses.

         We develop, evaluate and utilize new chemical compounds in the manufacture of our products. While we attempt to ensure that our employees are protected from exposure to hazardous materials we can not assure you that potentially harmful exposure will not occur or that we will not be liable to employees as a result.

Our principal stockholders, officers and directors will own a significant voting interest in our voting stock.

         A large percentage of our outstanding common stock (approximately 35%) is owned by current and former directors and officers of eMagin Corporation or their affiliates. If these shareholders were to vote together, they could significantly influence the outcome of items that are submitted to a vote of the shareholders including the election of our directors.

We cannot forecast our future performance.

         We cannot accurately forecast our revenues because of our limited commercial operating history and because the OLED microdisplay market is only beginning to emerge. We may experience significant fluctuations in our quarterly operating results due to many factors which are outside our control. These factors include:

          o    fluctuation in demand and orders for our products;
          o    timing or cost of future supply or equipment deliveries;
          o    manufacturing capacity and yields;
          o    variations in product and process development costs;
          o    expenses or operational disruptions resulting from acquisitions;
          o    activities of our competitors; and
          o    general economic conditions.

Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the expense, difficulties and delays frequently encountered by early stage companies formed to pursue development of new technologies.

Our share price is likely to be highly volatile which may result in substantial losses for investors. Share price volatility may subject us to securities class action litigation.

         Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Accordingly, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects.

         In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

          o    our perceived prospects;
          o    quarter to quarter variations in our operating results;
          o changes in earnings estimates or recommendations by securities analysts and market perceptions of our operating results in relation to those estimates or recommendations;
          o changes in market valuation of companies in the microdisplay systems industry;
          o announcements of technological innovations or new products by us or our competitors;
          o    sales of shares by existing shareholders; and
          o general conditions in the personal products industries or stock market conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their share price. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. This type of litigation, if instituted against us, could result in substantial costs and divert our management's attention and resources, which could cause serious harm to our business.





ITEM 2:  PROPERTIES

         Our principal executive offices are located at: 2070 Route 52, Hopewell Junction, New York 12533. We lease approximately 45,000 square feet of space, all of which is located in the same industrial park. Approximately 25,000 square feet of space houses our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly operations. Approximately 20,000 square feet of space is used for administrative offices. Our lease runs until 2004 and we have the option to then renew it on the same terms for an additional five, one-year terms.

         We occupy 2,200 square feet of office space located in Santa Clara, California under a lease agreement, which expires in January 2002.

         Our lenses and system development operation at Virtual Vision lease approximately 11,000 square feet of space in Redmond, Washington. The lease for this facility runs until June 2002.

         eMagin Corporation's telephone number is (845) 892-1900. Our website address is www.eMagin.com.



ITEM 3:  Legal Proceedings

         None.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of the Fiscal Year covered by this Report.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock has been traded on the American Stock Exchange under the symbol "EMA" since March 17, 2000. From November 18, 1997 to March 16, 2000 our common stock had been quoted on the OTC Bulletin Board under our prior name "Fashion Dynamics Corp." under the symbol "FSHD." Prior to January 2000, there had been no public trading of FSHD. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the American Stock Exchange and the OTC Bulletin Board. With respect to OTC Bulletin Board quotes, these prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                                High              Low
                                                                ----              ---
    2000
        First Quarter (through March 16, 2000)..................20.625            5.938
        First Quarter (since March 17, 2000)....................22.938           19.500
        Second Quarter..........................................20.250            8.500
        Third Quarter...........................................13.000            7.875
        Fourth Quarter.......................................... 9.750            2.040


As of March 1, 2001, there were 25,069,143 shares of common stock outstanding and 515 holders of record.

         We have never declared nor paid cash dividends on our capital stock. We intend to retain future earnings, if any, for the development and operation of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any determination whether to pay dividends will depend on a number of factors, including our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our Board of Directors deems relevant. There are no restrictions that currently limit our ability to pay dividends on our common stock.

ITEM 6:  SELECTED FINANCIAL DATA


         You should read the following selected financial data together with
Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements including accompanying notes, and other financial information, all of which are included elsewhere in this report. The selected financial data for the fiscal years ended December 31, 1996, 1997, 1998, 1999, and 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.


         Prior to the acquisition of FED Corporation, Fashion Dynamics Corporation had no active business operations. Management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the comparative information that follows, reflects the operating results of FED Corporation for all periods prior to the merger and it should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-K.



                                                              Fiscal Year Ended December 31,
                                            -------------------------------------------------------------------
                                             1996           1997          1998           1999         2000 (1)
                                            ------        --------     ---------      ----------    -----------
                                                                                                    (unaudited)
Statement of Operations Data:                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Net Contract Revenues...............       $224         $3,626        $6,154         $1,895         $3,126
                                            ------        --------     ---------      ----------    -----------

         Total revenue................        224          3,626         6,154          1,895          3,126
Costs and Expenses:
  Research and Development
  (net of funding under cost
  sharing arrangements) ..............      4,323          5,234        10,250         10,171         11,815
  Non-cash expense for
  conversion of debt to
  common stock .......................         --             --            --          1,917             --
  Non-cash stock-based
  compensation........................         --             --            --             --         10,319
  Amortization of purchase
  intangibles.........................         --             --            --             --         20,932
  Acquired in-process
  research and development ...........         --             --            --             --         12,820
  General and Administrative..........      2,038          2,015         3,514          5,203          6,145
                                            ------        --------     ---------      ----------    -----------
Loss from operations..................     (6,137)        (3,623)       (7,610)       (15,396)       (58,905)
                                            ------        --------     ---------      ----------    -----------

                                                              Fiscal Year Ended December 31,
                                            -------------------------------------------------------------------
                                             1996           1997          1998           1999         2000 (1)
                                            ------        --------     ---------      ----------    -----------
                                                                                                    (unaudited)
Other income (expense)................        115          (107)          (122)          (404)        (2,616)
                                            ------        --------     ---------      ----------    -----------
Net loss..............................     (6,022)        (3,730)       (7,732)       (15,800)       (61,521)
                                            ------        --------     ---------      ----------    -----------

Basic and diluted net                     $ (1.12)         $(.69)       $(1.42)        $(6.04)        $(2.95)
loss per share........................
Weighted average shares
  outstanding used in basic
  and diluted per-share
  calculation.........................  5,396,729      5,437,537     5,450,293      2,614,743     22,144,904


         (1) The summary financial data for the year ended December 31, 2000 represent a pro forma presentation of the results for this period, containing the operating results of eMagin Corporation for the year ended December 31, 2000, with the operating results of FED Corporation for the period from January 1, 2000 through March 15, 2000, in order to present operating results for the year period for comparative purposes.


                                                                      As of December 31
                                             ---------------------------------------------------------------
                                              1996           1997         1998         1999            2000
                                             ------         ------       ------       ------          ------
Balance Sheet Data:                                                    (IN THOUSANDS)

Working capital (deficit)................     $7,810       $ 2,888       $ 3,371     $(3,295)        $  6,243
Total assets.............................     10,334         6,906        11,163       5,038           62,549
Current maturities of long-term debt.....         --           --             62         269              313
Short-term debt..........................         --           --             --       2,127               --
Total shareholders' equity ..............    $ 4,718       $ 1,016       $ 4,693         $60         $ 59,184


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read together with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report. Our fiscal year ends December 31.

Overview

         We are a leading developer of OLED-on-silicon microdisplays and optics systems. Our fundamental expertise is in combining low cost integrated circuits with flat, emissive display technologies to provide high quality imaging systems in a thin, lightweight format with features we believe to be superior to existing microdisplay technologies. We are planning to begin commercial manufacturing and distribution of our products and technology as components to OEM system manufacturers for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, and wearable computers.

         eMagin Corporation was originally incorporated as Fashion Dynamics Corporation on January 23, 1996 under the laws of the State of Nevada. For the three years prior to the merger, Fashion Dynamics Corporation had no active business operations, and sought to acquire an interest in a business with long-term growth potential. On March 16, 2000, Fashion Dynamics Corporation acquired FED Corporation (derived from field emissive device), subsequently changed its name to eMagin Corporation (derived from "electronic imaging") and listed its common stock on the American Stock Exchange under the "EMA" trading symbol.

         Under the terms of the merger, Fashion Dynamics Corporation issued approximately 10.5 million shares of its common stock to FED Corporation shareholders and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of a simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition as determined by an independent appraisal.


         The purchase price was allocated as follows:          (in millions)

                  Deferred compensation                                $13.0

                  In-process research and development                   12.8

                  Fixed assets                                           1.2

                  Other intangible assets                               16.9

                  Goodwill                                              54.6
                                                                        ----

                                                                       $98.5
                                                                       -----

         We amortize goodwill and other intangible assets acquired over their estimated useful lives of three years. We recorded approximately $20.9 million in amortization expense related to purchased intangible assets for the year ended December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development are to be charged to expense as part of the allocation of purchase price. The amount allocated to acquired in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These projects require substantial development and testing prior to reaching technological feasibility and may not develop into products that may be sold by us.

         For the three years prior to the acquisition of FED Corporation, Fashion Dynamics Corporation had no active business operations. Management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the following comparative information reflects the operating results of FED Corporation for all periods prior to the merger and it should be read in conjunction with the consolidated financial statements and notes thereto of this prospectus. The comparison of financial information below for the period ended December 31, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through December 31, 2000 and its predecessor FED Corporation for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full year of operations for each period. Reference is made to our consolidated financial statements that are included herein for further detail on the results of eMagin and FED Corporation for their respective periods of ownership.

         Our history has been as a developmental stage company. We intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Most of our operating expenses will be fixed in the near term. If we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

         The following are descriptions of the revenue and expense components of our statement of operations:

         Net contract revenues currently represent revenues mostly from contracts funded by U.S. government programs. We have historically earned revenues from certain of our research and development activities under both fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profit based on the relationship of costs and the allocation of allowable indirect costs as defined by each contract. The amount of revenues earned is dependent upon the execution of new government contracts, which may not be predictable or consistent from period to period because of variations in government funds allocated to research and development in our field of technology.

         Research and development expenses represent salaries, development materials, external contracts, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating our manufacturing facility. These costs are expensed as incurred. We have received cost sharing awards from certain U.S. government agencies to fund certain research and development. Funding from this type of contract is recognized as a reduction in research and development operating expenses during the period in which the services are performed and related direct expenses are incurred. As of December 31, 2000, the remaining amounts to be incurred and billed on these active "cost sharing" contracts totaled $1.4 million.

         Non-cash stock-based compensation expense represents expenses associated with stock option grants to our officers and employees at below fair market value as additional compensation for their services and to induce them to lock-up their options for a longer time then would normally be specified under the Company's standard option grant. Deferred compensation is amortized over the remaining vesting period of the underlying options. The expense also represents warrant grants with exercise prices below fair market value to security holders of eMagin for a reduced number of warrants to induce them to lock-up prior to the merger.

         Amortization of purchased intangibles represents the cost of amortization of the value of goodwill and other acquired intangible assets. The purchased intangibles are amortized over their expected useful lives of three years on a straight-line basis.

         Selling, general and administrative expenses principally represent the cost of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, depreciation and amortization, and other administrative expenses as well as expenses associated with marketing.

         Basic and diluted net loss per common share is computed by using the weighted average number of shares of common stock outstanding during the period, restated for the effect of the merger upon the number of shares outstanding in the current year, and for the presentation of the net loss per share for the predecessor, a stock split effected during 1999. No common stock equivalents have been included in the computation of weighted average shares outstanding, as their effect would be anti-dilutive.

Results of Operations

         Comparison of our financial results for the years ended December 31, 1998, 1999 and 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues

         Revenues increased to $3.1 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999, representing an increase of 63%. This increase was due primarily to the recognition of revenue from certain government contracts relating to head-wearable displays.

         Research and Development Expenses

         Gross research and development expenses increased to $13.3 million for the year ended December 31, 2000 from $11.2 million for the year ended December 31, 1999, representing a 17.7% increase. Of these amounts, we received $1.5 million in cost sharing from the U.S. government for the year ended December 31, 2000, and $1.1 million for the year ended December 31, 1999. The $2.1 million increase in gross expenses for the year ended December 31, 2000 reflects the additional costs associated with personnel costs, equipment leases, depreciation, and material costs resulting from increased research and development activities and equipment additions at our manufacturing facility.

         Non-Cash Stock-Based Compensation Expense

         Non-cash stock-based compensation expense was $10.3 million for the year ended December 31, 2000 versus no activity for the year ended December 31, 1999. The activity, for the year ended December 31, 2000, reflects the amortization of deferred compensation costs related to the issuance of stock options, warrants issued and re-priced warrants and options at below fair market values in the first quarter of 2000.

         Amortization of Purchased Intangibles

         Amortization of purchased intangibles expense increased to $20.9 million for the year ended December 31, 2000 from $0.8 million for the year ended December 31, 1999. The $20.1 million increase in amortization for purchased intangibles expense is the result of non-cash charges related to the amortization of goodwill and intangibles created by the merger.

         Acquired In-Process Research and Development

         In connection with the merger, we allocated $12.8 million of the purchase price to acquired in-process research and development. Accordingly, these costs were expensed during the year upon finalization of a third party appraisal.

         General and Administrative Expenses

         General and administrative expenses increased to $6.1 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999, representing a 17.3% increase. The $0.9 million increase in selling, general and administrative expenses was due primarily to increases in marketing activity, personnel costs, travel and patent filings.

         Other Income (Expense)

         Other expenses increased to $2.6 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. The increase of $2.2 million was due primarily to the amortization of the debt discount from the beneficial conversion of a bridge loan entered into by us prior to the merger.

Net Loss Per Common Share

         The following provides a reconciliation of information used in calculating the per share amounts for the year ended December 31, 2000 and December 31, 1999. The 1999 loss attributable to common shareholders includes an effect of an induced conversion of convertible preferred stock that took place in June 1999.


                                                      2000            1999
                                                      ----            ----
Loss attributable to common shareholders

  Net loss                                        $(61,521,866)   $(15,800,245)
                                                  ------------    ------------

  Effect of induced conversion of
    Convertible Preferred Stock                                     (7,576,862)
                                                  ------------    ------------

  Loss attributable to common shareholders        $(61,521,866)   $(23,377,107)
                                                  ============    ============

  Weighted average shares outstanding               22,144,904       2,614,743

  Basic and diluted loss per common share         $      (2.78)   $      (8.94)
                                                  ============    ============

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

         Revenues decreased to $1.9 million in 1999 from $6.2 million in 1998, representing a 69% decrease. Revenues were lower due to reduced U.S. government contract volume as a contract was completed during 1999 and the type of U.S. government contract we engaged in changed primarily to "cost sharing" from "cost-plus-fee" contracts.

Research and Development Expenses

         Gross research and development expenses decreased to $11.3 million in 1999 from $11.5 million in 1998, representing a 2% decrease. The $0.2 million decrease for 1999 reflects lower direct material costs. Of these amounts, we received $1.1 million in cost sharing from the U.S. government for 1999 and $1.3 million in 1998. As of December 31, 1999, the remaining amounts to be incurred and billed on four active "cost sharing" contracts totaled $3.3 million.

Non-Cash Expense For Conversion of Debt to Common Stock

         In 1999, we recorded a non-cash charge of $1.9 million for the conversion of $4.0 million of senior debt to 1,449,276 shares of common stock, which reflected a benefit the bondholder received at the date of conversion of the fair market value of the common stock over the contractual conversion price.

General and Administrative Expenses

         General and administrative expenses increased to $5.2 million in 1999 from $3.5 million in 1998, representing a 49% increase. The increase in general and administrative expenses was primarily related to the establishment of a sales and marketing office in Santa Clara, California and additional patent filings.

Other Income (Expense)

         Other expenses increased to $0.4 million in 1999 from $0.1 million in 1998. The increase of $0.3 million was due to higher interest rates and a lower cash balance than in 1998.

Net Loss

         The net loss increased to $15.8 million in 1999 from $7.7 million in 1998.



Liquidity and Capital Resources

         Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through December 31, 2000 we have incurred accumulated losses of approximately $100.7 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of December 31, 2000, we had $7.4 million in cash and cash equivalents.

         Net cash used in operating activities was $14.5 million for the year ended December 31, 2000. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Cash used in operating activities for 1999 was $8.6 million and $6.3 million in 1998 resulting primarily from operating losses.

         Net cash provided by investing activities was $0.4 million for the year ended December 31, 2000. This represented net cash acquired in acquisition of $1.2 million, offset by capital expenditures of $0.8 million. Net cash used by investing activities in 1999 was $0.3 million primarily for capital expenditures. In 1998, net cash used in investing activities was $1.2 million primarily for capital expenditures and the acquisition of Virtual Vision.

         Net cash provided by financing activities was $22.0 million for the year ended December 31, 2000, and consisted primarily of proceeds from the issuance of common stock in a private placement of $22.5 million offset by decreases in short term debt and capital leases of $0.5 million. Cash provided by financing activities for 1999 was $7.7 million primarily from the issuance of short-term debt and the issuance of preferred stock. In June of 1999, all of the preferred shareholders voted to convert their shares into common stock at conversion rates that ranged between 2.8 to 5.5 shares of common stock for each share of preferred stock. Cash provided by financing activities for 1998 was $6.9 million primarily from the issuance of preferred stock.

         We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

         We expect that we will need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing will be available on acceptable terms or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities and expansion of our manufacturing facilities, which would have a material adverse effect on our business, financial condition and operating results. In the event that we raise additional equity financing, further dilution to investors could result.

Unaudited Quarterly Results of Operations for the Years Ended
December 31, 2000 and 1999

                                                        Year ended December 31, 2000
                                                        ----------------------------

                             First Quarter            Second Quarter           Third Quarter           Fourth Quarter
                             -------------            --------------           -------------           --------------
Revenues                         $12,266                  $828,394              $1,011,763                 $705,164

Net loss                      (2,257,156)              (11,004,386)            (24,036,650)             (10,868,625)

Net loss per share
Basic and diluted                 $(0.17)                   $(0.44)                 $(0.96)                  $(0.43)


                                                        Year ended December 31, 1999
                                                        ----------------------------

                             First Quarter            Second Quarter           Third Quarter           Fourth Quarter
                             -------------            --------------           -------------           --------------

Revenues                        $     --                  $     --                $     --                 $     --

Net loss                            (326)                   (3,327)                 (2,027)                 (12,772)

Net loss per share
Basic and diluted               $     --                  $(0.0005)               $(0.0003)                 $(0.002)


Recent Accounting Pronouncements

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No.138 "Accounting for Certain Derivative Instrument and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. Management believes the adoption of SFAS 133 will not have a material impact on the Company.

         In March 2000, the FASB issued interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25." Among other things, FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates, and as such, the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2000, all of the Company's cash equivalents and investment securities mature within one year. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is immaterial. However, in the future, we may invest in securities with maturities of more than one year, which may carry greater interest rate risk. Presently, all of the Company's research and development contract payments are made in U. S. dollars and, consequently, we believe we have no direct foreign currency exchange rate risk. However, in the future, we may enter into contracts in foreign currencies, which may subject the Company to foreign exchange rate risk. We do not have any derivative instruments and do not presently engage in hedging transactions.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX


                                                                                                                  Page
                                                                                                                  ----
FINANCIAL STATEMENTS FOR EMAGIN CORPORATION (formerly FASHION DYNAMICS CORP.)
Report of Independent Public Accountants (Arthur Andersen LLP)..............................................       48
Report of Independent Public Accountants (Barry L. Friedman)................................................       49
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999 ..................................       50
Consolidated Statements of Operations for the years ended December 31, 2000, 1999, 1998 and for the
    period from inception (January 23, 1996) through December 31, 2000 .....................................       51
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, 1998, and 1997
    and the period from inception (January 23, 1996) to December 31, 1996...................................       52
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, 1998 and for the
    period from inception (January 23, 1996) through December 31, 2000 .....................................       53
Notes to Consolidated Financial Statements..................................................................       55

FINANCIAL STATEMENTS FOR FED CORPORATION (PREDECESSOR)
Report of Independent Public Accountants....................................................................       66
Consolidated Balance Sheets as of December 31, 1999.........................................................       67
Consolidated Statements of Operations for the period from January 1, 2000 to
    March 15, 2000 (unaudited), the years ended December 31, 1999 and 1998 and for the period from
    inception (January 6, 1992) through December 31, 1999...................................................       68
Consolidated Statements of Changes in Stockholders' Equity for the period from inception to December
    31, 1992 and each of the seven years ended December 31, 1999............................................       69
Consolidated Statements of Cash Flows for the period from January 1, 2000 to
    March 15, 2000 (unaudited), the years ended December 31, 1999 and 1998 and for the period from
    inception (January 6, 1992) through December 31, 1999...................................................       73
Notes to Consolidated Financial Statements..................................................................       75


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of eMagin Corporation:

We have audited the accompanying consolidated balance sheet of eMagin Corporation (a Nevada corporation in the development stage; see Note 1) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended and the related consolidated statements of operations, shareholder's equity and cash flows for the period from inception (January 23, 1996) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of eMagin Corporation for the period from inception to December 31, 1999. Such statements are included in the cumulative from inception to December 31, 2000 totals of the statements of operations, shareholder's equity and cash flows and reflect a total net loss of less than a percent of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts from the period from inception to December 31, 1999, included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, and for the period from inception to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



New York, New York                               Arthur Andersen LLP
February 28, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
FASHION DYNAMICS CORP.:

I have audited the accompanying Balance Sheets of FASHION DYNAMICS CORP. (A Development Stage Company), as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASHION DYNAMICS CORP. (A Development Stage Company), as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
702-361-8414

Las Vegas, Nevada
February 17, 2000



Where Barry L. Friedman, CPA is not the accountant for the most recent fiscal year ended, and he has audited one or more of the prior fiscal years. Barry L. Friedman was a sole practitioner in his capacity as the Company's previous auditor. This represents a copy of Barry L. Freidmans's previously issued report, which he is unable to reissue in accordance with Rule 2-02(a) of Regulation S-X due to his untimely demise, and hence, no longer in practice.

eMAGIN CORPORATION (formerly FASHION DYNAMICS CORP.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

          ASSETS                                                      2000                 1999
          ------                                                      ----                 ----

          CURRENT ASSETS:
              Cash and cash equivalents .......................   $   7,367,257             --
              Contract receivables ............................         825,733             --
              Costs and estimated profits in excess of billings
                 on contracts in progress .....................         627,347             --
              Prepaid expenses and other current assets .......         665,222             --
                                                                  -------------    -----------
                           Total current assets ...............       9,485,559             --

          EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ...........       1,268,304             --

          GOODWILL AND PURCHASED INTANGIBLES, net .............      51,689,938             --

          OTHER LONG-TERM ASSETS ..............................         105,394             --
                                                                  -------------    -----------
                           Total assets .......................   $  62,549,195    $        --
                                                                  =============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................   $     161,025    $        --
    Accrued payroll ...........................................       1,376,888             --
    Accrued expenses ..........................................         935,746             --
    Advance payments on contracts to be completed .............         311,812             --
    Current portion of long-term debt .........................         313,074             --
    Other current liabilities .................................         144,000             --
                                                                  -------------    -----------
                 Total current liabilities ....................       3,242,545             --
                                                                  -------------    -----------

LONG-TERM DEBT ................................................         122,984             --
                                                                  -------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value, 40,000,000 and
       25,000,000 shares authorized, 25,069,143 and
       20,156,400 shares issued and outstanding,
       respectively ...........................................          25,069         20,156
    Additional paid-in capital ................................     116,622,811         10,844
    Deferred compensation .....................................      (9,266,397)            --
    Deficit accumulated during the development stage ..........     (48,197,817)       (31,000)
                                                                  -------------    -----------

                 Total shareholders' equity ...................      59,183,666             --
                                                                  -------------    -----------

                 Total liabilities and shareholders'
                    equity ....................................   $  62,549,195    $        --
                                                                  =============    ===========


The accompanying notes are an integral part of these consolidated balance sheets.

eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998 and for the period from inception (January 23, 1996) to December 31, 2000

                                                                                        Period from
                                                                                         Inception
                                                                                        (January 23,
                                                                                          1996) to
                                                                                        December 31,
                                            2000            1999            1998            2000
                                        ------------    ------------    ------------    ------------
CONTRACT REVENUES ...................   $  2,557,587    $       --      $       --      $  2,557,587
                                        ------------    ------------    ------------    ------------
              Total revenues ........      2,557,587            --              --         2,557,587
                                        ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
    Research and development, net of
       funding under cost sharing
       arrangements of $1,328,121,
       $0, and $0, respectively .....      9,634,948            --              --         9,634,948
    General and administrative ......      5,149,513          18,452           3,477       5,180,513
    Amortization of purchased
       intangibles ..................     20,932,320            --              --        20,932,320
    Acquired in-process research and
       development ..................     12,820,000            --              --        12,820,000
    Non-cash stock based
       compensation ................       2,539,828            --              --         2,539,828
                                        ------------    ------------    ------------    ------------

          Total costs and expenses,
                 net ................     51,076,609          18,452           3,477      51,107,609
                                        ------------    ------------    ------------    ------------

OTHER INCOME, NET ...................        352,205            --              --           352,205
                                        ------------    ------------    ------------    ------------

              Net loss ..............   $(48,166,817)   $    (18,452)   $     (3,477)   $(48,197,817)
                                        ============    ============    ============    ============

  Basic and diluted loss per share ..   $      (2.18)   $      (0.00)   $      (0.00)
  Basic and diluted weighted average
    shares outstanding ..............     22,144,904      21,156,400      21,156,400


The accompanying notes are an integral part of these consolidated statements.

eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 23, 1996) to DECEMBER 31, 1996 and FOR EACH of the FOUR YEARS ENDED DECEMBER 31, 1997, 1998, 1999, AND 2000

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                       Additional                    during the
                                          Number of     $0.001 par      Paid- in        Deferred     development
                                            Shares        value         Capital       Compensation      stage          Total
                                         -------------------------------------------------------------------------------------
February 6, 1996
Issued for Cash                              600,000           600          5,400               -            -          6,000

Net loss, January 23, 1996
(Inception) to
December 31, 1996                                  -             -              -               -        (3,803)        (3,803)
                                         -------------------------------------------------------------------------------------

Balance, December 31, 1996                   600,000           600          5,400               -        (3,803)         2,197

Issuance of Common Stock for cash            500,000           500         24,500               -              -        25,000

Net loss                                           -             -              -               -        (5,268)        (5,268)
                                         -------------------------------------------------------------------------------------

Balance, December 31, 1997                 1,100 000         1,100         29,900               -        (9,071)        21,929

Effect of stock split                      5,500,000         5,500        (5,500)               -              -             -

Net loss                                           -             -              -               -        (3,477)        (3,477)
                                         -------------------------------------------------------------------------------------

Balance, December 31, 1998                 6,600,000         6,600         24,400               -       (12,548)        18,452

Effect of stock split                     13,556,400        13,556       (13,556)               -             -              -

Net loss                                           -             -              -               -       (18,452)       (18,452)
                                         -------------------------------------------------------------------------------------

Balance, December 31, 1999                20,156,400        20,156         10,844               -       (31,000)             -

Sale of common stock in private
  placement, net of issuance
  costs of $1,000,000                      3,464,547         3,465     23,246,535               -             -     23,250,000

Common stock issued and options and
  warrants exchanged in connection
  with FED acquisition                    10,486,386        10,486     92,354,461               -             -     92,364,947

Cancellation of existing shareholders
  common stock                           (9,356,018))       (9,356)         9,356               -             -              -

Issuance of common stock related to
  exercise of warrant                          1,080             1          1,835               -             -          1,836

Issuance of common stock for services        316,748           317      2,216,919               -             -      2,217,236

Deferred compensation                              -             -              -     (13,023,364)            -    (13,023,364)

Amortization of deferred compensation              -             -              -       2,539,828             -      2,539,828

Reversal of deferred compensation
  balance for forfeited stock options              -             -     (1,217,139)      1,217,139              -          -

Net Loss                                           -             -              -               -   (48,166,817)   (48,166,817)
                                         -------------------------------------------------------------------------------------

Balance, December 31, 2000                25,069,143       $25,069   $116,622,811    $(9,266,397)   $(48,197,817)  $59,183,666
                                          ==========       =======   ============    ============   =============  ===========

The accompanying notes are an integral part of these consolidated statements.

eMAGIN CORPORATION (formerly FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998 and for the period from inception (January 23, 1996) to December 31, 2000



                                                                                    Period from
                                                                                    Inception
                                                                                   (January 23,
                                                                                     1996) to
                                                                                    December 31,
                                        2000            1999            1998            2000
                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss ........................   $(48,166,817)   $    (18,452)   $     (3,477)   $(48,197,817)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization ...     21,488,686    $         94             587      21,489,521
Loss on sale of assets ..........         98,548           2,103              --          97,713
Non-cash charge for stock based
    compensation ................      2,539,828              --              --       2,539,828
Acquired in-process research and
    development .................     12,820,000              --              --      12,820,000
Changes in operating assets and
    liabilities:
Contract receivables ............       (693,770)             --              --        (693,770)
Costs and estimated profits in
    excess of billings on
    contracts in progress .......         (7,783)             --              --          (7,783)
Prepaid expenses and other
    current assets ..............       (359,506)             --              --        (359,506)
Deposits and other assets .......        (94,943)             --              --         (94,943)
Advanced payment on contracts to
    be completed ................        311,812              --              --         311,812
Current portion long term debt ..             --              --              --              --
A/P, accrued expenses and other
    current liabilities .........         51,039              --              --          51,039
                                    ------------    ------------    ------------    ------------

Net cash used in operating
    activities ..................    (12,012,906)        (16,255)         (2,890)    (12,043,906)
                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
Purchases of equipment ..........       (803,033)             --              --        (803,033)
Net cash acquired in acquistion .      1,239,162              --              --       1,239,162
                                    ------------    ------------    ------------    ------------
Net cash provided by investing
    activities ..................        436,129              --              --         436,129
                                    ------------    ------------    ------------    ------------



The accompanying notes are an integral part of these consolidated statements.

eMAGIN CORPORATION (formerly FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998 and for the period from inception (January 23, 1996) to December 31, 2000

                                                                                   Period from
                                                                                    Inception
                                                                                   (January 23,
                                                                                     1996) to
                                                                                     December
                                        2000            1999           1998           31, 2000
                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
Proceeds from sales of common
    stock, net of issuance costs      21,250,000              --              --      21,281,000
Re-payments of bridge loan and
    obligations under capital
    lease .......................     (2,305,966)             --              --      (2,305,966)
                                    ------------    ------------    ------------    ------------

Net cash provided by financing
    activities ..................     18,944,034              --              --      18,975,034
                                    ------------    ------------    ------------    ------------

Net increase/(decrease) in cash
    and cash equivalents ........      7,367,257         (16,255)         (2,890)      7,367,257

CASH AND CASH EQUIVALENTS,
    beginning of period .........             --          16,255          19,145              --
                                    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of
    period ......................   $  7,367,257    $         --    $     16,255    $  7,367,257
                                    ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
Interest paid ...................   $    244,208    $         --    $         --    $         --
                                    ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES:
Acquisition of business:
Total purchase price ............   $ 98,465,622    $         --    $         --
Fair value of assets, net of cash
    acquired ....................     38,807,454              --
Net liabilities assumed .........      3,816,747              --              --
Excess purchase price over net
    assets acquired .............     54,602,259              --              --
                                    ------------    ------------    ------------

Net cash acquired in acquisition    $  1,239,162    $         --    $         --
                                    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

              eMAGIN CORPORATION (Formerly Fashion Dynamics Corp.)
                 Notes to the Consolidated Financial Statements

Note 1 - NATURE OF BUSINESS AND DEVELOPMENT STAGE RISKS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation (the Merger). FED was a developer and manufacturer of optical systems and micro displays for use in the electronics industry. FED's wholly owned subsidiary, Virtual Vision, develops and markets micro display systems and optics technology for commercial, industrial and military applications. The merged company changed its name to eMagin Corporation (the Company or eMagin) (Note 2). Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.


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



Since its inception, FED Corporation entered into research and development cost-sharing arrangements, as well as research and development contracts, with several government agencies and private industry. To date, such arrangements have provided total funding of approximately $36.6 million, including $32.6 million by FED prior to the Merger, through cost sharing and contract revenues. Certain of these arrangements continue through 2001 and may provide for approximately $9.3 million of additional funding. Such funding is subject to, among other factors, satisfactory progress on projects and available government funding.

Through December 31, 2000, the Company had incurred development stage losses totaling approximately $48.2 million. Prior to the acquisition of FED by FDC, FED incurred developmental stage losses totaling approximately $52.5 million. At December 31, 2000, the Company had approximately $8.2 million of cash, cash equivalents and contract receivables to fund short-term working capital requirements. At February 28, 2001, such amounts totaled approximately $4.6 million. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near future to continue: (1) its research and development efforts, (2) hiring and retaining key employees, (3) satisfaction of its commitments and (4) the successful development and marketing of its products.

The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with its remaining cash resources at December 31, 2000, will be sufficient to fund the Company's operations into the first quarter of 2002 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations.

These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue in existence.


Note 2 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to FED shareholders, and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows: $13 million to deferred compensation for the portion of value of options and warrants exchanged relating to unvested securities, $18.0 million to identifiable intangible assets as valued by an independent appraisal, and $54.6 million to goodwill. Such goodwill is being amortized over a three year period. The Company recorded approximately $20.9 million in amortization expense related to purchased intangible assets for the year ended December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. Accordingly, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology, which is included in the accompanying statements of operations for the year ended December 31, 2000.

The following information reflects pro forma statements of operations data for the years ended December 31, 2000 and 1999, assuming the acquisition of FED occurred at the beginning of each year presented:

                                              Year Ended December 31
                                              ----------------------
                                          2000      (unaudited)       1999
                                          ----                        ----

Revenues                                $3,126,000                $1,895,000

Net loss                             $(65,305,000)             $(32,294,000)

Net loss per share                         $(2.95)                   $(1.25)


These pro forma results have been presented for comparative purposes only and do not purport to be indicative of the results that would have actually resulted had the acquisition occurred at the beginning of the years presented.

Note 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contract,. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.

As of December 31, 2000, the Company had received advance payments on contracts to be completed of $311,812. Through December 31, 2000, the Company has recognized revenues of approximately $450,000 under this agreement in the accompanying consolidated financial statements.


Costs and Estimated Profits in Excess of Billings on Contracts in Progress

The Company records costs and estimated profits in excess of billings on contracts in progress as an asset on its balance sheet to the extent such costs, and related profits, if any, have been incurred under outstanding contracts and are expected to be collected.

The components of costs and estimated profits in excess of billings on contracts in progress as of December 31, 2000 were as follows:

                                                                   2000
                                                              ---------------
              Total costs incurred and estimated profits      $     3,408,000
              Less amounts billed                                   2,781,000
                                                              ---------------
              Costs and estimated profits in excess of
              billings on contracts in progress               $       627,000
                                                              ===============

Research and Development/Cost Sharing Arrangements

To date, activities of the Company include the performance of research and development under cooperative agreements with United States Government agencies. Current industry practices provide that costs and related funding under such agreements be accounted for as incurred and earned.

The Company has entered into three cost sharing arrangements with an agency of the U.S. Government and two commercial customers. The Company has incurred research and development costs and earned funding under these agreements as of December 31, 2000 as follows:

                                                                    2000
                                                               --------------
                    Unfunded research and development          $    8,053,000
                    Research and development costs                  2,909,000
                    Funding received                               (1,328,000)
                                                               --------------
                                                               $    9,634,000
                                                               ==============


The Company may incur approximately $3,396,000 of additional costs on these efforts. If such costs, as defined, are incurred, the government is obligated to reimburse the Company $1,439,000 of such amounts.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of overnight commercial paper and are stated at cost, which approximates market, and are considered available for sale.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available-for-sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income, which were not already in net income for the years ended December 31, 2000, 1999 and 1998. Accordingly, the Company's comprehensive income is the same as its net income or loss for all periods presented.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation on equipment is calculated using the straight-line method of depreciation over their estimated useful lives. Amortization of leasehold improvements is calculated by using the straight-line method over the shorter of their estimated useful lives or lease terms. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Identifiable intangible assets resulting from the acquisition of FED and the excess purchase price over net assets acquired ("goodwill") are being amortized on a straight-line basis over their respective estimated useful lives of approximately three years. As of December 31, 2000, goodwill and other intangible assets were comprised of the following (in millions):

              Goodwill                                                 $54.6
              Purchased identifiable intangibles                        18.0
              Less: Accumulated amortization                            20.9
                                                                       -----

              Goodwill and other intangible assets, net                $51.7
                                                                       =====


The Company recorded approximately $20.9 million in amortization expense related to purchased intangible assets for the year ended December 31, 2000.

Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires, among other things, that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable considering, among other factors, expected future undiscounted operating cash flows of the related asset.

Income Taxes

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 2000 and 1999, the Company has net deferred tax assets of approximately $19.8 million and $14.3 million respectively, primarily resulting from the future tax benefit of net operating loss carry forwards discussed below. Such net deferred tax assets are fully offset by valuation allowances because of the uncertainty as to their future to be realized.

At December 31, 2000, the Company has net operating loss carry forwards totaling approximately $49.7 million, inclusive of the net operating losses acquired as a result of the acquisition of FED, which expire through 2020, available to offset future federal taxable income. Pursuant to Section 382 of the Internal Revenue Code, the usage of a portion of these net operating loss carry forwards is limited due to changes in ownership that have occurred.

Principles of Consolidation

The accompanying consolidated financial statements of eMagin Corporation include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Inter-company transactions and balances are eliminated.

Loss per Common Share

In accordance with SFAS No 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares have been excluded from the computation of diluted EPS as their effect is antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company, as permitted, elected not to adopt the financial reporting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", for stock-based compensation granted to employees. Accordingly, the Company has disclosed in the notes to the financial statements the pro forma net loss for the periods presented as if the fair-value-based method was used in accordance with the provisions of SFAS No. 123.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No.138 "Accounting for Certain Derivative Instrument and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. Management believes the adoption of SFAS 133 will not have a material impact on the Company.

In March 2000, the FASB issued interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25." Among other things, FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

Note 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and their estimated lives are as follows at December 31, 2000 and 1999:

                                                            Useful
                                                            Lives             2000             1999
                                                       ---------------    --------------   -------------
    Computer equipment and software                           3           $      230,000   $          --
    Lab and factory equipment                                 3                1,230,000              --
    Furniture, fixtures and office equipment                  10                 108,000              --
    Leasehold improvements                              Life of lease            256,000              --
                                                                          --------------   -------------
                                                                               1,824,000              --
                                                                          --------------   -------------
    Less- Accumulated depreciation and amortization                              556,000              --
                                                                          --------------   -------------
                                                                          $    1,268,000   $          --
                                                                          ==============   =============


Depreciation and amortization expense of equipment and leasehold improvements for the period December 31, 2000 was approximately $580,000. For the year ended December 31, 1999 these amounts were not material.

Additionally, from time to time, the Company makes deposits on certain equipment that may ultimately be purchased by a financing company and leased to the Company. Amounts paid by the Company for such deposits totaled approximately $403,000 at December 31, 2000.

Note 5 - BRIDGE LOANS

In September 1999, FED entered into two $1,000,000 convertible bridge loans for an aggregate of $2,000,000. Each loan bore interest at 8% and matured in June 2000. The loans were convertible at the option of the holder into shares of the Company's common stock at a purchase price equal to the per share value of the private placement completed in connection with the Merger. These liabilities were assumed by the Company in the Merger. The entire outstanding balance of the bridge loans, including accrued and unpaid interest was repaid in June 2000.

Note 6 - LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2000 and 1999:


                                                     2000             1999
                                                --------------   --------------
                 Notes payable (a)              $      346,000   $           --
                 Capital leases (b)                     40,000               --
                 Other long term debt                   50,000               --
                                                --------------   --------------
                                                       436,000
                 Less- Current portion                 313,000               --
                                                --------------   --------------
                                                $      123,000   $           --
                                                ==============   ==============


         a. In May 1999, FED entered into a $625,000 three-year loan agreement collateralized by its fixed assets. Such liability was assumed in the Merger. The remaining principal balance is $221,870 at December 31, 2000 with payments due through 2002 at an interest rate of 13.88%.

                  In June 1999, FED entered into a $155,000 five-year uncollateralized loan agreement. Such liability was assumed in the Merger. The proceeds were used to finance a leasehold improvement. The principal balance is $124,067 at December 31, 2000 with payments due through 2004 at an interest rate of 18%.

         b. The Company is party to a capital lease for certain equipment with aggregate remaining principal balance totaling $40,121 at December 31, 2000, excluding interest, due through 2003 at an interest rate of 7.27%.

         Maturity of debt for years ending December 31 are as follows:


                                     2001                       $   313,000
                                     2002                            48,000
                                     2003                            49,000
                                     2004                            26,000
                                                               ------------
                                                                $   436,000
                                                                ===========

Note 7 - SHAREHOLDERS' EQUITY

The authorized common stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share.

On March 30, 1998 the Company forward split its common stock 6:1 increasing the number of issued and outstanding common shares from 1,100,000 to 6,600,000.

On December 31, 1999 the Company forward split its common stock 3.054:1, increasing the number of issued and outstanding common stock from 6,600,000 to 20,156,400.

Prior to the Merger on March 16, 2000, net proceeds of approximately $23.3 million were raised through the private placement issuance of approximately 3.5 million shares of common stock. Additionally, approximately 9.4 million shares of common stock held by FDC's principal shareholders were cancelled at the time of the Merger.

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to FED shareholders, and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows: $13 million to deferred compensation for the portion of value of options and warrants exchanged relating to unvested securities, $18.0 million to identifiable intangible assets as valued by an independent appraisal, and $54.6 million to goodwill. Such goodwill is being amortized over a three year period. The Company recorded approximately $20.9 million in amortization expense related to purchased intangible assets for the year ended December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. Accordingly, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology, which is included in the accompanying statements of operations for the year ended December 31, 2000.

Note 8 - STOCK-BASED COMPENSATION PLANS

Stock Option Plan

In 1994, FED established the 1994 Stock Plan (the "1994 Plan"), which has been assumed by the Company. The plan provided for the granting of options to purchase an aggregate of 1,286,000 shares of the Common Stock to employees and consultants of FED Corporation.

In 2000, FED established the 2000 Stock Option Plan (the "2000 Plan"), which has been assumed by the Company. An aggregate 3,900,000 shares of the Company's common stock are reserved for issuance under the 2000 Plan. The Plan permits the granting of options and stock purchase rights to employees and consultants of the Company. The 2000 Plan allows for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or non-statutory stock options which are not intended to meet the requirements Section 422 of the Code.

Vesting terms of the options range from immediate vesting of all options to a ratable vesting period of 5-1/2 years. Option activity for the year ended December 31, 2000 is summarized as follows:

                                                                                    Weighted
                                                                                     Average
                                                                      Shares     Exercise Price
                                                                  ------------   --------------
                    Outstanding at December 31, 1999                        --     $    --
                        Options assumed                              3,342,832        2.01
                        Options granted, post-merger                   329,200        9.30
                        Options exercised                               -             -
                        Options canceled                              (281,842)       1.77
                                                                   ------------
                    Outstanding at December 31, 2000                 3,390,190        2.72
                                                                   ===========

                    Exercisable at December 31, 2000                 1,311,093       $2.36
                                                                   ===========

                    Weighted average fair value of options
                      granted                                      $      2.72


At December 31, 2000, there were 1,257,296 shares available for grant under the 2000 Plan.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; no expected dividend yield, expected lives of 1.6 years from date of vesting; and expected stock price volatility of .75. Exercise prices for outstanding options at December 31, 2000 range from $1.72 - $19.50.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                            Options Outstanding                               Options Exercisable
                         -------------------------------------------------------    ---------------------------------------
                                                                      Weighted
                               Number         Weighted Average         Average            Number
   Range of Exercise       Outstanding at         Remaining           Exercise        Exercisable at     Weighted Average
        Prices           December 31, 2000    Contractual Life          Price        December 31, 2000  Exercisable Price
   -----------------     -----------------    ----------------        ----------     -----------------  -----------------
    $ 1.72 -   $1.72          2,962,496          7.4 years              $   1.72          1,218,362         $   1.72
      5.25 -   10.50            361,530         8.87 years                  9.09             49,115             9.50
     11.06-    19.50             66,164          4.3 years                 12.52             43,616            12.25
                         --------------                                              --------------
                              3,390,190                                                   1,311,093
                         ==============                                              ==============


The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the 2000 Plan and 1994 Plan been determined based on fair value at the grant dates, the Company's net loss and net loss per share for 2000 would have been increased to the pro forma amounts shown below.

Net loss:                                                     2000
                                                         --------------
  As reported ..................                         $ (48,167,000)
  Pro forma.....................                         $ (49,470,000)

Net loss per share:
  As reported ..................                         $       (2.18)
  Pro forma per share...........                         $       (2.23)


For the years ended December 31, 1999 and 1998, pro forma net loss and net loss per share would have been the same as net loss and net loss per share.

Warrants

At December 31, 2000, warrants to purchase 800,260 shares of common stock are issued and outstanding at exercise prices ranging from $1.72 to $26.25.

Note 9 - COMMITMENTS AND CONTINGENCIES

Royalty Payments

         The Company is obligated to make minimum annual royalty payments to a corporation commencing January 1, 2001. Under this agreement, the Company must pay to the corporation the greater of a minimum royalty per year, or a certain percentage of net sales of certain products, which percentages are defined in the agreement with the corporation. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales.

License and Technology Agreement

In March 1997, FED entered into a technology agreement with a corporation to permit potential commercialization of small-format OLED displays. This agreement was transferred to the Company in the Merger. The Company is dependent upon its license agreement with the corporation for the development and commercialization of its currently planned OLED products. Payments were made under evaluation and license agreements based on the achievement of certain milestones in phases of the agreements. No payments were required or made for the year ended December 31, 2000. Based on a remaining optional phase of the current agreement the Company may elect to make additional payments in 2001, if the optional phase of the agreement is pursued.

Operating Leases

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through January 2004. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments are as follows:

                Year ending December 31:

                    2001                               $4,198,000
                    2002                                2,585,000
                    2003                                1,891,000
                    2004                                  383,000
                                                       ----------
                                                       $9,057,000
                                                       ==========


For the year ended December 31, 2000, rent expense was approximately $2,251,000.

Litigation

The Company may, from time to time, be a party to litigation arising during the normal course of business. The Company is currently not a party to any litigation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FED Corporation:

We have audited the accompanying consolidated balance sheet of FED Corporation (a Delaware corporation in the development stage; see Note 1) and subsidiary as of December 31, 1999 and the related consolidated statements of operations and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (January 6, 1992) to December 31, 1999 and the consolidated statements of shareholders' equity for the period from inception (January 6, 1992) to December 31, 1992 and for each of the seven years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FED Corporation and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (January 6, 1992) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.



New York, New York                                  Arthur Andersen LLP
February 14, 2000 (except for Note 3,
as to which the date is March 15, 2000)

FED CORPORATION (PREDECESSOR)
(a development stage company)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999



ASSETS                                                                    1999
----------------------------------------------------                 ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $        718,468
    Contract receivables                                                       73,304
    Costs and estimated profits in excess of
       billings on contracts in progress                                      221,723
    Prepaid expenses and other current assets                                 127,658
                                                                     ----------------
                 Total current assets                                       1,141,153

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   1,214,680

GOODWILL, net                                                               2,671,390

DEPOSITS AND OTHER ASSETS                                                      10,451
                                                                     ----------------
                 Total assets                                        $      5,037,674
                                                                     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable, deferred revenue, accrued
       expenses, and other current liabilities                       $     2,041,100
    Short-term debt                                                        2,126,700
    Current portion of long-term debt                                        268,675
                                                                     ---------------
                 Total current liabilities                                 4,436,475
                                                                     ---------------

LONG-TERM DEBT                                                               541,578
                                                                     ---------------

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized, 0 shares issued and outstanding                                --
    Common stock, $.01 par value, 50,000,000 shares authorized,
       4,380,589 shares issued and outstanding                                43,806
    Additional paid-in capital                                            47,254,459
    Deficit accumulated during the development stage                     (47,238,644)
                                                                     ---------------
                 Total shareholders' equity                                   59,621
                                                                     ---------------
                 Total liabilities and shareholders' equity          $     5,037,674
                                                                     ===============



The accompanying notes are an integral part of this consolidated balance sheet.

FED CORPORATION (PREDECESSOR)
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2000 TO MARCH 15, 2000, THE YEARS ENDED DECEMBER 31, 1999 AND 1998, AND THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1999

                                            Period
                                             from                                         Period From
                                           January 1,                                     Inception
                                            2000 to                                      (January 6,
                                           March 15,       Year Ended December 31,          1992) to
                                             2000        ----------------------------     December 31,
                                          (unaudited)        1999            1998            1999
                                         ------------    ------------    ------------    ------------
CONTRACT REVENUES ....................   $    568,484    $  1,895,426    $  6,154,123    $ 14,565,353
                                         ------------    ------------    ------------    ------------
              Total revenues .........        568,484       1,895,426       6,154,123      14,565,353
                                         ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
    Research and development, net of
       funding under cost sharing
       arrangements of $175,000,
       $1,148,166, $1,263,448 and
       respectively ..................      2,180,519      10,171,387      10,250,010      36,323,800

    General and administrative .......        995,750       5,203,201       3,513,662      15,069,058

    Non-cash stock based compensation       7,778,850              --              --              --
    Non-cash charge for induced
       conversion of debt ............             --       1,917,391              --       1,917,391
                                         ------------    ------------    ------------    ------------
         Total costs and expenses, net     10,955,119      17,291,979      13,763,672      53,310,249
                                         ------------    ------------    ------------    ------------

OTHER  (EXPENSE): ....................     (2,968,414)       (403,692)       (121,878)       (403,102)
                                         ------------    ------------    ------------    ------------

              Net loss ...............   $(13,355,049)   $(15,800,245)   $ (7,731,427)   $(39,147,998)
                                         ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

======

FED CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1992 AND FOR EACH OF THE SEVEN YEARS ENDED DECEMBER 31, 1999

                                 Series A             Series B              Series C             Series D             Series E
                              Preferred Stock     Preferred Stock       Preferred Stock       Preferred Stock     Preferred Stock
                            ------------------   ----------------   ----------------------  ------------------   -----------------
                             Shares     Amount    Shares   Amount      Shares      Amount    Shares     Amount    Shares    Amount
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------
BALANCE, at  inception
(January 6, 1992)                  -   $     -         -  $     -             -   $      -          -  $     -          -  $     -

    Sale of common stock
       to founder                  -         -         -        -             -          -          -        -          -        -

    Sale of common stock
       to a trust
       controlled
       by founder                  -         -         -        -             -          -          -        -          -        -

    Net loss for the period        -         -         -        -             -          -          -        -          -        -
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December 31, 1992         -         -         -        -             -          -          -        -          -        -

    Sale of common stock
       to founder                  -         -         -        -             -          -          -        -          -        -

    Sale of common stock
       to founder's family         -         -         -        -             -          -          -        -          -        -

    Repurchase of common
       stock from founder          -         -         -        -             -          -          -        -          -        -

    Sale of Series A
       preferred stock         2,000        20         -        -             -          -          -        -          -        -

    Dividends on Series A
       preferred stock             -         -         -        -             -          -          -        -          -        -

    Net loss for the period        -         -         -        -             -          -          -        -          -        -
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December 31, 1993     2,000        20         -        -             -          -          -        -          -        -

    Sale of common stock
       to founder                  -         -         -        -             -          -          -        -          -        -

    Sale of Series B
       preferred stock             -         -    10,154      102             -          -          -        -          -        -

    Sales of common stock          -         -         -        -             -          -          -        -          -        -

    Sales of common stock
       to employees                -         -         -        -             -          -          -        -          -        -

    Sales of common stock
       to employees and
       ESPP                        -         -         -        -             -          -          -        -          -        -

    Stock purchases
       receivable from
       employees                   -         -         -        -             -          -          -        -          -        -

    Dividends on Series A
       preferred stock             -         -         -        -             -          -          -        -          -        -

    Net loss for the period        -         -         -        -             -          -          -        -          -        -
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December 31, 1994     2,000        20    10,154      102             -          -          -        -          -        -

    Sales of common stock,
       net of stock
       issuance costs              -         -         -        -             -          -          -        -          -        -


                                   Series F             Series G
                               Preferred Stock      Preferred Stock            Common Stock
                             ------------------   ------------------     ----------------------
                              Shares     Amount    Shares     Amount        Shares       Amount
                             --------   -------   -------    -------     -----------   --------
BALANCE, at  inception
(January 6, 1992)                   -   $     -         -    $     -               -   $      -

    Sale of common stock
       to founder                   -         -         -          -       5,000,000     50,000

    Sale of common stock
       to a trust
       controlled
       by founder                   -         -         -          -         161,000      1,610

    Net loss for the period         -         -         -          -               -          -
                             --------   -------   -------    -------     -----------   --------

BALANCE, December 31, 1992          -         -         -          -      5,161,000      51,610

    Sale of common stock
       to founder                   -         -         -          -          76,000        760

    Sale of common stock
       to founder's family          -         -         -          -          13,333        133

    Repurchase of common
       stock from founder           -         -         -          -      (1,600,000)   (16,000)

    Sale of Series A
       preferred stock              -         -         -          -               -          -
    Dividends on Series A
       preferred stock              -         -         -          -               -          -
    Net loss for the period         -         -         -          -               -          -
                             --------   -------   -------    -------     -----------   --------

BALANCE, December 31, 1993          -         -         -          -       3,650,333     36,503

    Sale of common stock
       to founder                   -         -         -          -             100          1

    Sale of Series B
       preferred stock              -         -         -          -               -          -

    Sales of common stock           -         -         -          -       1,047,132     10,471

    Sales of common stock
       to employees                 -         -         -          -          88,469        885

    Sales of common stock
       to employees and
       ESPP                         -         -         -          -          34,041        340

    Stock purchases
       receivable from
       employees                    -         -         -          -               -          -

    Dividends on Series A
       preferred stock              -         -         -          -               -          -

    Net loss for the period         -         -         -          -               -          -
                             --------   -------   -------    -------     -----------   --------

BALANCE, December 31, 1994          -         -         -          -       4,820,075     48,200

    Sales of common stock,
       net of stock
       issuance costs               -         -         -          -         460,000      4,600


                                             Accumulated
                               Additional     During the
                                 Paid-in     Development   Subscription
                                 Capital        Stage      Receivables      Total
                               -----------   ------------  -----------   -----------
BALANCE, at  inception
(January 6, 1992)              $         -   $          -  $         -   $         -

    Sale of common stock
       to founder                  (45,000)             -            -         5,000

    Sale of common stock
       to a trust
       controlled
       by founder                  119,140              -            -       120,750

    Net loss for the period              -        (59,116)           -       (59,116)
                               -----------   ------------  -----------   -----------

BALANCE, December 31, 1992          74,140        (59,116)           -        66,634

    Sale of common stock
       to founder                   61,490              -            -        62,250

    Sale of common stock
       to founder's family          19,867              -            -        20,000

    Repurchase of common
       stock from founder           14,400              -            -        (1,600)

    Sale of Series A
       preferred stock             199,980              -            -       200,000

    Dividends on Series A
       preferred stock                   -         (3,750)           -        (3,750)

    Net loss for the period              -       (408,738)           -      (408,738)
                               -----------   ------------  -----------   -----------

BALANCE, December 31, 1993         369,877       (471,604)           -       (65,204)

    Sale of common stock
       to founder                        -              -            -            1

    Sale of Series B
       preferred stock              40,514              -            -        40,616

    Sales of common stock        1,591,786              -            -     1,602,257

    Sales of common stock
       to employees                133,110              -            -       133,995

    Sales of common stock
       to employees and
       ESPP                         43,062              -            -        43,402

    Stock purchases
       receivable from
       employees                         -              -      (26,810)      (26,810)

    Dividends on Series A
       preferred stock                   -        (18,000)           -       (18,000)

    Net loss for the period              -     (1,404,862)           -    (1,404,862)
                               -----------   ------------  -----------   -----------

BALANCE, December 31, 1994       2,178,349     (1,894,466)     (26,810)      305,395

    Sales of common stock,
       net of stock
       issuance costs            1,107,723              -            -     1,112,323


                                 Series A             Series B              Series C             Series D             Series E
                              Preferred Stock     Preferred Stock       Preferred Stock       Preferred Stock     Preferred Stock
                            ------------------   ----------------   ----------------------  ------------------   -----------------
                             Shares     Amount    Shares   Amount      Shares      Amount    Shares     Amount    Shares    Amount
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------
    Common stock issued to
       Director as
       finder's fee                -         -         -        -             -          -          -        -          -        -

    Sales of common stock
       to employees and
       ESPP                        -         -         -        -             -          -          -        -          -        -

    Receipt of stock
       purchases
       receivable from
       employees                   -         -          -       -             -          -          -        -          -        -

    Dividends on Series A
       preferred stock             -         -         -        -             -          -          -        -          -        -

    Net loss for the period        -         -         -        -             -          -          -        -          -        -
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December 31, 1995     2,000        20    10,154      102             -          -          -        -          -        -

    Conversion of Series A
       preferred stock       131,333     1,313         -        -             -          -          -        -          -        -

    Common stock issued as
       finder's fee               -          -         -        -             -          -          -        -          -        -

    Sale of common stock
       to employees and
       ESPP                        -         -         -        -             -          -          -        -          -        -

    Exercise of stock
       options                     -         -         -        -             -          -          -        -          -        -

    Sale of Series B
       preferred stock             -         -     1,562       16             -          -          -        -          -        -

    Sale of Series C
       preferred stock             -         -         -        -     1,156,832     11,568          -        -          -        -

    Sale of Series D
       preferred stock             -         -         -        -             -          -    887,304    8,873          -        -

    Sale of Series E
       preferred stock             -         -         -        -             -          -          -        -    874,093    8,741

    Costs of private
       placement of
       preferred stock             -         -         -        -             -          -          -        -          -        -

    Dividends on Series A
       preferred stock             -         -         -        -             -          -          -        -          -        -

    Net loss for the period        -         -         -        -             -          -          -        -          -        -
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December 31, 1996   133,333     1,333    11,716      118     1,156,832     11,568    887,304    8,873    874,093    8,741


                                   Series F             Series G
                               Preferred Stock      Preferred Stock            Common Stock
                             ------------------   ------------------     ----------------------
                              Shares     Amount    Shares     Amount        Shares       Amount
                             --------   -------   -------    -------     -----------   --------
    Common stock issued to
       Director as
       finder's fee                 -         -         -          -          61,560        616

    Sales of common stock
       to employees and
       ESPP                         -         -         -          -          33,295        333

    Receipt of stock
       purchases
       receivable from
       employees                    -         -         -          -               -          -

    Dividends on Series A
       preferred stock              -         -         -          -               -          -

    Net loss for the period         -         -         -          -               -          -
                             --------   -------   -------    -------     -----------   --------

BALANCE, December 31, 1995          -         -         -          -       5,374,930     53,749

    Conversion of Series A
       preferred stock              -         -         -          -               -          -

    Common stock issued as
       finder's fee                 -         -         -          -          11,500        115

    Sale of common stock
       to employees and
       ESPP                         -         -         -          -          42,447        424

    Exercise of stock
       options                      -         -         -          -           3,125         31

    Sale of Series B
       preferred stock              -         -         -          -               -          -

    Sale of Series C
       preferred stock              -         -         -          -               -          -

    Sale of Series D
       preferred stock              -         -         -          -               -          -

    Sale of Series E
       preferred stock              -         -         -          -               -          -

    Costs of private
       placement of
       preferred stock              -         -         -          -               -          -

    Dividends on Series A
       preferred stock              -         -         -          -               -          -

    Net loss for the period         -         -         -          -               -          -
                             --------   -------   -------    -------     -----------   --------

BALANCE, December 31, 1996          -         -         -          -       5,432,002     54,319

                                             Accumulated
                               Additional     During the
                                 Paid-in     Development   Subscription
                                 Capital        Stage      Receivables      Total
                               -----------   ------------  -----------   -----------
    Common stock issued to
       Director as
       finder's fee               153,284              -            -       153,900

    Sales of common stock
       to employees and
       ESPP                        70,420              -            -        70,753

    Receipt of stock
       purchases
       receivable from
       employees                        -              -       26,810        26,810

    Dividends on Series A
       preferred stock                  -        (18,000)           -       (18,000)

    Net loss for the period             -     (3,992,375)           -   (3,992,375)
                              -----------   ------------  -----------   -----------

BALANCE, December 31, 1995      3,509,776     (5,904,841)           -    (2,341,194)

    Conversion of Series A
       preferred stock             (1,313)             -            -             -

    Common stock issued as
       finder's fee                  (115)             -            -             -

    Sale of common stock
       to employees and
       ESPP                       105,249              -            -       105,673

    Exercise of stock
       options                      4,656              -            -         4,687

    Sale of Series B
       preferred stock              6,234              -            -         6,250

    Sale of Series C
       preferred stock          4,037,344              -            -     4,048,912

    Sale of Series D
       preferred stock          4,427,646              -            -     4,436,519

    Sale of Series E
       preferred stock          5,235,817              -            -     5,244,558

    Costs of private
       placement of
       preferred stock           (747,292)             -            -      (747,292)

    Dividends on Series A
       preferred stock                  -        (18,000)           -       (18,000)

    Net loss for the period             -     (6,021,867)           -    (6,021,867)
                              -----------   ------------  -----------   -----------

BALANCE, December 31, 1996     16,578,002    (11,944,708)           -     4,718,246

FED CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1992 AND FOR EACH OF THE SEVEN YEARS ENDED DECEMBER 31, 1999

                            Series A             Series B              Series C             Series D             Series E
                          Preferred Stock     Preferred Stock       Preferred Stock       Preferred Stock     Preferred Stock
                        ------------------   ----------------   ----------------------  ------------------   -----------------
                         Shares     Amount    Shares   Amount      Shares      Amount    Shares     Amount    Shares    Amount
                        --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December
   31, 1996              133,333    $1,333    11,716  $   118     1,156,832   $ 11,568    887,304  $ 8,873    874,093  $ 8,741

    Sale of
     common stock
     to employees
     and ESPP                  -         -         -        -             -          -          -        -          -        -

    Costs of
     private
     placement of
     preferred stock           -         -         -        -             -          -          -        -          -        -

    Dividends on
     Series A
     preferred stock           -         -         -        -             -          -          -        -          -        -

    Net loss for
     the period                -         -         -        -             -          -          -        -          -        -
                        --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December
   31, 1997              133,333     1,333    11,716      118     1,156,832     11,568    887,304    8,873    874,093    8,741

    Sale of
     common stock
     to employees
     and ESPP                  -         -         -        -             -          -          -        -          -        -

    Exercise of
     stock options             -         -         -        -             -          -          -        -          -        -

    Sale of
     Series B
     preferred
     stock                     -         -     2,778       28             -          -          -        -          -        -

    Sale of
     Series F
     preferred
     stock                     -         -         -        -             -          -          -        -          -        -

    Costs of
     private
     placement of
     preferred
     stock                      -        -         -        -             -          -          -        -          -        -

    Dividends on
     Series A
     preferred
     stock                     -         -         -        -             -          -          -        -          -        -

    Net loss for
     the period                -         -         -        -             -          -          -        -          -        -
                        --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December
   31, 1998              133,333     1,333    14,494      146     1,156,832     11,568    887,304    8,873    874,093    8,741

    Sale of
     Series G
     preferred
     stock and
     resulting
     accretion to
     liquidation
     value                     -         -         -        -             -          -          -        -          -        -

                                Series F             Series G
                            Preferred Stock      Preferred Stock            Common Stock
                          ------------------   ------------------     ----------------------
                           Shares     Amount    Shares     Amount        Shares       Amount
                          --------   -------   -------    -------     -----------   --------
                                                                   ables
BALANCE, December
   31, 1996                      -   $     -         -    $     -       5,432,002   $ 54,319

    Sale of
     common stock
     to employees
     and ESPP                    -         -         -          -          12,728        128

    Costs of
     private
     placement of
     preferred stock             -         -         -          -               -          -

    Dividends on
     Series A
     preferred stock             -         -         -          -               -          -

    Net loss for
     the period                  -         -         -          -               -          -
                          --------   -------   -------    -------     -----------   --------

BALANCE, December
   31, 1997                      -         -         -          -       5,444,730     54,447

    Sale of
     common stock
     to employees
     and ESPP                    -         -         -          -           8,396         84

    Exercise of
     stock options               -         -         -          -           5,000         50

    Sale of
     Series B
     preferred
     stock                       -         -         -          -               -          -

    Sale of
     Series F
     preferred
     stock               1,915,471    19,155         -          -               -          -

    Costs of
     private
     placement of
     preferred
     stock                   7,300        73         -           -              -          -

    Dividends on
     Series A
     preferred
     stock                       -         -         -          -               -          -

    Net loss for
     the period                  -         -         -          -               -          -
                          --------   -------   -------    -------     -----------   --------

BALANCE, December
   31, 1998              1,922,771    19,228         -          -       5,458,126     54,581

    Sale of
     Series G
     preferred
     stock and
     resulting
     accretion to
     liquidation
     value                       -         -   681,446      6,814               -          -

                                            Accumulated
                              Additional     During the
                               Paid-in      Development  Subscription
                               Capital         Stage      Receivables     Total
                             -----------   ------------  -----------   -----------

BALANCE, December
   31, 1996                  $16,578,002   $(11,944,708)           -   $ 4,718,246

    Sale of
     common stock
     to employees
     and ESPP                     53,246              -            -        53,374

    Costs of
     private
     placement of
     preferred stock              (7,830)             -            -        (7,830)

    Dividends on
     Series A
     preferred stock                   -        (18,000)           -       (18,000)

    Net loss for
     the period                        -     (3,729,568)           -    (3,729,568)
                             -----------   ------------  -----------   -----------

BALANCE, December
   31, 1997                   16,623,418    (15,692,276)           -     1,016,222

    Sale of
     common stock
     to employees
     and ESPP                     38,311              -            -        38,395

    Exercise of
     stock options                12,450              -            -        12,500

    Sale of
     Series B
     preferred
     stock                        16,638              -            -        16,666

    Sale of
     Series F
     preferred
     stock                    11,473,671              -            -    11,492,826

    Costs of
     private
     placement of
     preferred
     stock                      (134,538)             -            -      (134,465)

    Dividends on
     Series A
     preferred
     stock                             -        (18,000)           -       (18,000)

    Net loss for
     the period                              (7,731,427)           -    (7,731,427)
                             -----------   ------------  -----------   -----------

BALANCE, December
   31, 1998                   28,029,950    (23,441,703)           -     4,692,717

    Sale of
     Series G
     preferred
     stock and
     resulting
     accretion to
     liquidation
     value                     4,702,817       (957,185)           -     3,752,446


FED CORPORATION AND SUBSIDIARY
(a development stage company)


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1992 AND FOR EACH OF THE SEVEN YEARS ENDED DECEMBER 31, 1999


                                 Series A             Series B              Series C             Series D             Series E
                              Preferred Stock     Preferred Stock       Preferred Stock       Preferred Stock     Preferred Stock
                            ------------------   ----------------   ----------------------  ------------------   -----------------
                             Shares     Amount    Shares   Amount      Shares      Amount    Shares     Amount    Shares    Amount
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------
    Dividend on
     Series A
     preferred
     stock                         -         -         -        -             -          -          -        -          -        -

    Induced
     conversion
     of preferred
     stock and
     debt to
     common stock           (133,333)   (1,333)  (14,494)    (146)   (1,156,832)   (11,568)  (887,304)  (8,873)  (874,093)  (8,741)

    Sale of
     common stock
     to employees
     and ESPP                      -         -         -        -             -          -          -        -          -        -

    Common stock
     options and
     warrants
     issued to
     nonemployees                  -         -         -        -             -          -          -        -          -        -

    Beneficial
     conversion
     features
     upon
     conversion
     of debt                       -         -         -        -             -          -          -        -          -        -

    Stock split
     (Note 8)                      -         -         -        -             -          -          -        -          -        -

    Net loss for
     the period                    -         -         -        -             -          -          -        -          -        -
                            --------   -------   -------  -------   -----------   --------  ---------  -------   --------  -------

BALANCE, December
    31, 1999                       -   $     -         -  $     -             -   $      -          -  $     -          -  $     -
                            ========   =======   =======  =======   ===========   ========  =========  =======   ========  =======

                                 Series F              Series G
                             Preferred Stock         Preferred Stock            Common Stock
                          ----------------------  -------------------    -----------------------
                           Shares        Amount    Shares     Amount       Shares        Amount
                          --------      --------  --------   --------    -----------   ---------
    Dividend on
     Series A
     preferred
     stock                         -           -         -          -               -          -

    Induced
     conversion
     of preferred
     stock and
     debt to
     common stock         (1,922,771)    (19,228) (681,446)    (6,814)     25,197,312    251,973

    Sale of
     common stock
     to employees
     and ESPP                      -           -         -          -           8,326         83

    Common stock
     options and
     warrants
     issued to
     nonemployees                  -           -         -          -               -          -

    Beneficial
     conversion
     features
     upon
     conversion
     of debt                       -           -         -          -               -          -
    Stock split
     (Note 8)                      -           -         -          -     (26,283,178)  (262,831)

    Net loss for
     the period                    -           -         -          -               -          -
                          ----------     -------   -------    -------     -----------   --------

BALANCE, December
    31, 1999                       -     $     -         -    $     -       4,380,589   $ 43,806
                          ==========     =======   =======    =======     ===========   ========


                                         Accumulated
                         Additional       During the
                          Paid-in       Development     Subscription
                          Capital          Stage        Receivables      Total
                        -----------     ------------    ------------  -----------
    Dividend on
     Series A
     preferred
     stock                         -         (9,000)             -          (9,000)

    Induced
     conversion
     of preferred
     stock and
     debt to
     common stock         12,676,004     (7,030,511)             -       5,840,763

    Sale of
     common stock
     to employees
     and ESPP                 15,524              -              -          15,607

    Common stock
     options and
     warrants
     issued to
     nonemployees            234,000              -              -         234,000

    Beneficial
     conversion
     features
     upon
     conversion
     of debt               1,333,333              -              -       1,333,333

    Stock split
     (Note 8)                262,831              -              -               -

    Net loss for
     the period                    -    (15,800,245)             -     (15,800,245)
                         -----------   ------------    -----------     -----------

BALANCE, December
    31, 1999             $47,254,459   $(47,238,644)   $         -     $     59,621
                         ===========   ============    ===========     ============

 The accompanying notes are an integral part of these consolidated statements.

FED CORPORATION (PREDECESSOR)
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2000 TO MARCH 15, 2000, THE YEARS ENDED DECEMBER 31, 1999, 1998 AND FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1999

                                          Period from                                       Period From
                                          January 1,                                         Inception
                                            2000 to                                         (January 6,
                                           March 15,          Year Ended December 31,         1992) to
                                             2000         -----------------------------     December 31,
                                          (unaudited)          1999             1998            1999
                                         ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $(13,355,049)    $(15,800,245)    $ (7,731,427)    $(39,147,998)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
Depreciation and amortization                 325,095        1,625,081        1,652,715        4,804,920
Deferred rent                                      --               --         (167,446)              --
Gain on sale of assets                             --               --               --          (69,525)
Noncash charge for induced conversion
    of debt                                        --        1,917,391               --        1,917,391
Noncash charges for value of warrants
    granted and amortization of
    original issue discount                        --          203,000               --          203,000
Noncash charge due to beneficial
    conversion feature                             --          157,500               --          157,500
Noncash charge for stock based
    compensation                            7,778,850               --               --               --
Amortization of debt discount               2,940,339               --               --               --
Changes in operating assets
  and liabilities:
Contract receivables                          (58,659)         188,755        1,723,189          (73,304)
Costs and estimated profits in excess
    of billings on contracts in
    progress                                 (397,841)       3,069,008       (3,220,079)        (221,723)
Prepaid expenses and other current
    assets                                   (178,058)         129,840          214,738          140,779
Deposits and other assets                          --           23,871          628,756           23,871
Accounts payable, accrued expenses,
    and other current liabilities             488,516          131,112          333,264        2,110,597
Advance payments on contracts to be
    completed                                      --         (246,518)         246,518               --
                                         ------------     ------------     ------------     ------------

Net cash used in operating activities      (2,456,807)      (8,601,205)      (6,319,772)     (30,154,492)
                                         ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                        (57,574)        (250,193)        (688,042)      (3,154,640)
Acquisition of business, net of cash
    acquired                                       --               --         (547,503)        (547,503)
Proceeds from the sale of assets                   --               --               --          229,550
                                         ------------     ------------     ------------     ------------

Net cash used in investing activities         (57,574)        (250,193)      (1,235,545)      (3,472,593)
                                         ------------     ------------     ------------     ------------

                                          Period from                                       Period From
                                          January 1,                                         Inception
                                            2000 to                                         (January 6,
                                           March 15,          Year Ended December 31,         1992) to
                                             2000         -----------------------------     December 31,
                                          (unaudited)          1999             1998            1999
                                         ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes, net of
    issuance costs                                 --               --               --        3,968,958
Proceeds from short-term debt                      --        3,333,333               --        3,333,333
Proceeds from notes payable                        --          590,232               --          590,232
Proceeds from sales of common stock,
    net of issuance costs                   1,269,378           15,608           40,208        3,419,160
Proceeds from sales of preferred
    stock, net of issuance costs                   --        3,752,407        6,875,028       23,856,998
Proceeds from short-term debt               1,923,300               --               --               --
Payments of obligations under capital
    lease                                     (92,748)              --               --         (823,128)
                                         ------------     ------------     ------------     ------------

Net cash provided by financing
    activities                              3,099,930        7,691,580        6,915,236       34,345,553
                                         ------------     ------------     ------------     ------------

Net (decrease) increase in cash and
    cash equivalents                          585,549       (1,159,818)        (640,081)         718,468

CASH AND CASH EQUIVALENTS, beginning
    of period                                 718,468        1,878,286        2,518,367               --
                                         ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of
    period                               $  1,304,017     $    718,468     $  1,878,286     $    718,468
                                         ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Interest paid                            $     11,918     $    242,000     $    200,000     $    930,593
                                         ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING
    ACTIVITIES:
Conversion of preferred stock to
    common stock                         $         --     $  7,576,862     $         --     $         --
                                         ============     ============     ============     ============

Conversion of senior debt to common
    stock                                $         --     $  4,000,000     $         --     $         --
                                         ============     ============     ============     ============

Acquisition of business-
Fair value of assets acquired, net of
    cash acquired                                  --               --     $    978,399               --
Net book value assumed                             --               --         (165,163)              --
Excess purchase price over net assets
    acquired                                       --               --        4,234,267               --
Value of preferred stock issued                    --               --       (4,500,000)              --
                                         ------------     ------------     ------------     ------------

Net cash paid for acquisition                      --     $         --     $    547,503     $         --
                                         ============     ============     ============     ============


The accompanying notes are an integral part of these consolidated statements.

1.       NATURE OF BUSINESS AND DEVELOPMENT STAGE RISKS

FED Corporation ("FED", together with its subsidiary the "Company") was formed on January 6, 1992, to develop, manufacture and market field emitter devices or flat panel displays. In January 1994, the Company moved its principal office from North Carolina to New York State. In connection with this move, a Delaware corporation was established and the North Carolina Corporation was statutorily merged into the Delaware corporation with the latter being the survivor. During 1998, FED acquired Virtual Vision, Inc. ("Virtual Vision," or the "Subsidiary"), a head-mounted display technology company. Virtual Vision develops and markets head-mounted display systems for standalone and wireless computing in commercial, industrial, and military applications.

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", as it continues to devote substantially all of its efforts to establishing a new business, and it has not yet commenced its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and are not related to the Company's planned principal operations of the commercialization of products using OLED technology.

Since inception, the Company has entered into research and development cost-sharing arrangements, as well as research and development contracts, with several government agencies and private industry. Through December 31, 1999, such arrangements have provided total funding of approximately $32.6 million through cost sharing arrangements and contract revenues.

Through December 31, 1999, the Company had incurred development stage losses totaling approximately $39 million, and at December 31, 1999, had a working capital deficit of $3.3 million. The Company's future success is dependent upon its ability to continue to raise capital for, among other things, (1) its research and development efforts, (2) hiring and retaining key employees, (3) satisfaction of its commitments and (4) the successful development and marketing of its products.

2.       SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract.

Costs and Estimated Profits in Excess of Billings on Contracts in Progress

The Company records costs and estimated profits in excess of billings on contracts in progress as an asset on its balance sheet to the extent such costs, and related profits, if any, have been incurred under outstanding contracts and are expected to be collected.

The components of costs and estimated profits in excess of billings on contracts in progress as of December 31, 1999 were as follows:

                                                                       1999
                                                                  -------------
              Total costs incurred and estimated profits          $   1,216,000
              Less amounts billed                                       994,000
                                                                  -------------
              Costs and estimated profits in excess of
                  billings on contracts in progress               -------------
                                                                  $     222,000
                                                                  =============

Research and Development/Cost Sharing Arrangements

To date, activities of the Company include the performance of research and development under cooperative agreements with United States Government agencies. Current industry practices provide that costs and related funding under such agreements be accounted for as incurred and earned.

The Company has entered into three cost sharing arrangements with an agency of the U.S. Government. The Company has incurred research and development costs and earned funding under these agreements as follows:

                                                                      1999                 1998
                                                                  -----------          -----------
              Unfunded research and development                   $ 8,997,000          $ 8,726,000
              Research and development costs                        2,322,000            2,787,000
              Funding received                                     (1,148,000)          (1,263,000)
                                                                  -----------          -----------
                                                                  $10,171,000          $10,250,000
                                                                  ===========          ===========


Although it is not under any obligation, the Company may incur approximately $6,700,000 of additional costs on these efforts. If such costs, as defined, are incurred, the government is obligated to reimburse the Company for $3,326,000 of such costs.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of overnight commercial paper and are stated at cost, which approximates market, and are considered available for sale.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available-for-sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income which were not already in net income for the years ended December 31, 1999 and 1998. Accordingly, the Company's comprehensive income is the same as its net income for all period presented.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation on equipment is calculated using the straight-line method of depreciation over their estimated useful lives. Amortization of leasehold improvements is calculated by using the straight-line method over the shorter of their estimated useful lives or lease terms. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill

Excess purchase price over net assets acquired ("goodwill") is amortized on a straight-line basis over the estimated period of benefit of the business acquired. Goodwill related to the acquisition of Virtual Vision of approximately $4,110,000, net of accumulated amortization of $1,439,000 at December 31, 1999, is being amortized over a period of five years.

Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires, among other things, that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable considering, among other factors, expected future undiscounted operating cash flows of the related asset.

Income Taxes

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 1999, the Company has net deferred tax assets of approximately $14.3 million, primarily resulting from the future tax benefit of net operating loss carryforwards discussed below. Such net deferred tax assets are fully offset by valuation allowances because of the uncertainty as to their future to be realized.

At December 31, 1999, the Company has net operating loss carryforwards of approximately $35.8 million, which expire through 2019, available to offset future taxable income. Pursuant to Section 382 of the Internal Revenue Code, the usage of a portion of these net operating loss carryforwards is limited due to changes in ownership that have occurred. Additionally, the transaction discussed in Note 3, will result in a further limitation of the use of such net operating loss carryforwards.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees." The Company, as permitted, elected not to adopt the financial reporting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock-based compensation granted to employees. Accordingly, the Company has disclosed in the notes to the financial statements the pro forma net loss for the periods presented as if the fair-value-based method was used in accordance with the provisions of SFAS
No. 123.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

3.       ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the merger, FDC issued approximately 10.5 million shares of its common stock to FED shareholders and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of a simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments, and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting.

4.       ACQUISITION OF VIRTUAL VISION

In March 1998, the Company acquired all of the outstanding stock of Virtual Vision for a total purchase price of $5,000,000, consisting of $500,000 in cash and 750,000 shares of the Company's Series F Preferred Stock valued at $6.00 per share. The acquisition was accounted for under the purchase method of accounting and the results of operations of Virtual Vision have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, determined by management's estimates, as supported by appraisal. Purchase price in excess of net assets acquired of approximately $4.1 million resulted in the acquisition, which is being amortized over a period of five years. Pro forma results of operations for the periods prior to the acquisition are not materially different than the accompanying historical statements of operations presented for the Company.

5.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and their estimated lives are as follows at December 31, 1999:


                                                                Useful
                                                                 Lives           1999
                                                            --------------  --------------
    Computer equipment and software                               3         $      558,000
    Lab and factory equipment                                     3              3,142,000
    Furniture, fixtures and office equipment                     10                149,000
    Leasehold improvements                                  Life of lease          669,000
                                                                            --------------
                                                                                 4,518,000
    Less- Accumulated depreciation and amortization                             (3,304,000)
                                                                            --------------
                                                                            $    1,214,000
                                                                            ==============


Depreciation and amortization expense of equipment and leasehold improvements for the years ended December 31, 1999 and 1998 amounted to approximately $810,000 and $1,026,000 respectively.

Additionally, from time to time, the Company makes deposits on certain equipment that may ultimately be purchased by a financing company and leased to the Company. Amounts paid by the Company for such deposits totaled approximately $14,000 for the year ended December 31, 1999.

6.       DEBT

Senior Notes Payable

In April 1995, the Company completed a private placement for the issuance and sale of its 5% senior notes in the aggregate principal amount of $4,000,000, which was to mature in full on April 12, 2002, at an interest rate of 5% per annum payable quarterly. In July 1999, as part of the Company's recapitalization (Note 8), the note was converted into 5,072,464 shares of the Company's common stock. Under the original terms of the notes, the holders of the senior notes had the right to convert the unpaid principal balance, in multiples of $1,000, into common stock at the price of $3.45 per share at any time, subject to provision for anti-dilution. In order to induce the note-holders to convert such notes, the Company provided for a conversion rate of 4.375 shares of common stock, for each share of common stock otherwise provided for under the original conversion terms. The Company has recorded an expense of $1,917,000 in the accompanying statement of operations for the year ended December 31, 1999 as a result of the conversion, based on an estimated fair value of $3.40 per share, the value of a common share based on the Merger discussed in Note 3.

Bridge Loans

In September 1999, the Company entered into two $1,000,000 convertible loans for an aggregate of $2,000,000. Each loan bears interest at 8% and matures in June 2000. The loans are convertible at the option of the holder into shares of the Company's common stock at a purchase price equal to the per share value of the Company's most recent equity financing. In connection with these loans, the Company issued warrants for the purchase of 167,000 shares of the Company's common stock at an exercise price of $12.00 per share. The intrinsic value of these warrants of $140,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt.

In December 1999, the Company borrowed $1,333,333 from a corporation under the terms of a convertible note. The note was convertible into 392,157 shares of common stock under its original terms. The loan bears interest at 8% annually and matures in May 2000. In connection with the Merger discussed in Note 3, this note converted into common stock. Based on the terms of the merger the conversion terms of the debt provide for a beneficial conversion feature. The value of the beneficial feature is recorded as an offset to the debt account and will be amortized into interest expense over the original issuance term. At the merger date, the remaining discount will be amortized into interest expense.

7.       LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 1999:

                                                                      1999
                                                                 --------------
                 Notes payable (a)                               $      653,000
                 Liabilities assumed from Virtual Vision (b)            100,000
                 Capital leases (c)                                      57,000
                                                                 --------------
                                                                        810,000
                 Less-Current portion                                   269,000
                                                                 --------------
                                                                 $      541,000
                                                                 ==============

          a. In May 1999, the Company entered into a $625,000 three-year loan agreement collateralized by its fixed assets. The aggregate remaining principal balance is $508,421 at December 31, 1999 and payments are due through 2002 at an interest rate of 13.88%.

               In June 1999, the Company entered into a $155,000 five-year uncollateralized loan agreement. The proceeds were used to finance a leasehold improvement. The aggregate principal balance is $144,964 at December 31, 1999 and payments are due through 2004 at an interest rate of 18%.

          b. In connection with the acquisition of Virtual Vision, the Company assumed a liability relating to a previous acquisition made by Virtual Vision. At December 31, 1999, the remaining payments under this agreement totaled $100,000, payable $50,000 per year for each of the next two years. This agreement also provides for additional payments over the $50,000 per year should certain technology acquired be used in consumer applications, whereby payments would be required based on certain percentages of licensing and sales revenues.

          c. The Company is party to a capital lease for certain equipment with aggregate remaining principal balance totaling $56,868 at December 31, 1999, excluding interest, due through 2003 at an interest rate of 7.27%

         Maturity of debt as of December 31, 1999 is as follows:

                           2000                    $  269,000
                           2001                       351,000
                           2002                       115,000
                           2003                        49,000
                           2004                        26,000
                                                   ----------
                                                   $  810,000
                                                   ==========


8.       SHAREHOLDERS' EQUITY

In March 2000, FED repriced approximately 325,000 common stock options issued to employees. The repricing resulted in a non-cash compensation expense of approximately $2.7 million for the period ended March 15, 2000.

In addition, FED repriced approximately 108,000 warrants issued to outside consultants and organizations that provided bridge loans and funding commitments to the Company. The repricing resulted in a non-cash charge of approximately $1.2 million, which is included in the accompanying consolidated statement of operations for the Company period ended March 15, 2000.

In March 2000, FED issued options to purchase common stock to employees at an exercise price below the fair market value on the date of grant of $7.00. These options vest over a period of 1 - 60 months with a minimum lockup period of 18 months. As a result, the Company recorded deferred compensation expense in the amount of approximately $12.5 million, which will be amortized over the vesting period of the options.

FED also issued warrants to shareholders at an exercise price below the fair market value on the date of grant. As a result, FED recorded a one-time compensation expense of approximately $2.5 million for the period ended March 15, 2000.

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

Common Stock

In July 1999, the Company effected a 1 for 7 reverse stock split, resulting in a reduction of total common shares outstanding from approximately 30.7 million shares to approximately 4.4 million shares.

During 1999, the Company amended its Certificate of Incorporation and was authorized to issue 50,000,000 shares of its Common Stock.

Preferred Stock

Through 1999, the Company's Certificate of Incorporation provided for the issuance of a total of 5,000,000 shares of preferred stock, which could be issued in various series.

Through 1998, the Company had issued an aggregate of 4,988,827 of Series A through F preferred stock. The various series generally provided for a liquidation preference equal to the original purchase price of the preferred stock, plus accrued but unpaid dividends, if declared, and were generally convertible at a rate of one share of preferred for one share of common, at the option of the holder.

During 1999, the Company issued 681,446 shares of Series G preferred stock, generating aggregate proceeds of approximately $3,847,000. In connection with the issuance of the Series G preferred, the Company offered exchange credits whereby those purchasers of Series G preferred, also holders of preferred Series D, E and F, would exchange Series D, E and F preferred for upgrades to Series D1, E1 and F1 preferred.

The Series G preferred provided for an immediate liquidation value of $7.05 per share, in excess of the purchase price. Accordingly, a charge of approximately $957,000 was recorded against retained earnings to accrete the value of the preferred stock to its liquidation value.

In July 1999, the Company induced conversion of all preferred series by providing for conversion rates and terms that were more beneficial than the original terms. The conversion of all preferred series resulted in the issuance of 20,124,851 shares of the Company's common stock, 14,474,579 shares in excess of the number of shares that would have been issued under the original terms of the preferred series. Accordingly, a charge to retained earnings of approximately $7,000,000 has been recorded, based on a fair value of approximately $3.40 per common share, the fair value attributable to the Company's common stock in the Merger discussed in Note 3.

9.       STOCK-BASED COMPENSATION PLANS

The Company has two stock-based compensation plans, described below, which provide for the grant at fair market value. The Company applies APB Opinion No. 25 and related interpretations of accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss would have been the pro forma amounts indicated below:


                                             1999               1998
                                       ---------------     ---------------
            Net loss as reported       $   (15,800,000)    $    (7,731,000)
            Net loss pro forma             (16,656,000)         (7,949,000)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are not anticipated.

Stock Option Plan

As amended in the Certificate of Incorporation, the Company's Stock Plan (the "Plan") permits the granting of options to purchase an aggregate of 4,500,000 shares of the Company's Common Stock to employees and consultants of the Company. The Plan also permits the granting of stock purchase rights to employees and consultants of the Company. Under the Plan, the Company may grant either incentive or nonstatutory stock options; however, incentive options may only be granted to employees. The exercise price of an incentive stock option may not be less than the fair market value, as estimated by management, of the Company's common shares on the date such option is granted. The exercise price of a nonstatutory stock option may be less than the fair market value on the date of grant. In accordance with SFAS No. 123, any grants to other than employees of the Company, and certain directors, will result in a charge on earnings based to the fair value of the instruments granted.

Vesting terms of the options range from immediate vesting of all options to a ratable vesting period of 5-1/2 years. Option activity for the years ended December 31, 1999 and 1998 is summarized as follows (all amounts have been restated to reflect the Company's 1 for 7 reverse stock split (Note 8)):


                                                     1999                              1998
                                       --------------------------------  --------------------------------
                                                       Weighted Average                  Weighted Average
                                         Shares         Exercise Price      Shares        Exercise Price
                                       -----------     ----------------  ------------    ----------------
Outstanding at beginning of year           288,875       $ 18.13              269,642       $ 16.73
    Options granted                        155,666         21.00               24,728         34.44
    Options exercised                           -           -                    (714)        17.50
    Options forfeited                      (22,718)        22.43               (1,163)        18.48
    Options canceled                       (46,521)        21.68               (3,618)        27.23
                                       -----------                       ------------
Outstanding at end of year                 375,302         18.59              288,875         18.13
                                       ===========                       ============

Exercisable at end of year                 283,389                            134,198         16.38
                                       ===========                       ============

Weighted average fair value of
    options granted                    $     14.84                       $       8.68


At December 31, 1999, there were 267,555 shares available for grant under the Plan.

At December 31, 1999, there were 369,136 warrants issued and included in the Black-Scholes option pricing model for pro forma purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rate of 4.49% and 5.29%; no expected dividend yield, expected lives of 2.6 and
5.3 years; and .78 and 0 expected stock price volatility in 1999 and 1998, respectively. Exercise prices for outstanding options at December 31, 1999 and 1998 range from $5.20 - $38.00.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                               Options Exercisable
                         -------------------------------------------------------    ---------------------------------------
                                                                      Weighted
                               Number         Weighted Average         Average            Number
   Range of Exercise       Outstanding at         Remaining           Exercise        Exercisable at     Weighted Average
        Prices           December 31, 1999    Contractual Life          Price        December 31, 1999  Exercisable Price
   -----------------     -----------------    ----------------        ----------     -----------------  -----------------
    $ 5.25 -  $15.00            120,302          5 years                $  11.23            124,971          $ 11.23
     15.01 -   20.00             76,014          5.9 years                 17.99             52,379            18.22
     20.01 -   25.00            156,334          4.9 years                 21.80            106,382            21.67
     25.01 -   40.00             22,652          8.2 years                 37.53              5,143            37.28
                            -----------                                                 -----------
                                375,302                                                     288,875
                            ===========                                                 ===========

Employee Stock Purchase Plan

During 1994, the Company adopted a noncompensatory Employee Stock Purchase Plan (the "ESPP"), under which eligible employees may contribute up to 20% of their base earnings, through payroll deductions, toward the purchase of the Company's Common Stock. The employees' purchase price is derived from a formula based on the fair market value of the Common Stock. A total of 200,000 shares of Common Stock are reserved for issuance under the ESPP, of which 8,326 were purchased by employees during 1999. No compensation expense has been recorded in connection with these transactions to date as the aggregate differences between the purchase price and the fair value of the common stock purchased have been immaterial.

Warrants

In June 1999, the Company issued a warrant to purchase 600,000 shares of the Company's common stock to an entity for a commitment to participate in future financings. The warrant is exercisable for a three year period at an exercise price of $12 per share. The exercise price is subject to change for antidilution effects, as defined. The intrinsic value of this warrant of approximately $71,000 was charged to the statement of operations for the year ended December 31, 1999.


10.      COMMITMENTS

Royalty Payments

In 1992, the Company entered into a license agreement with the Microelectronics Center of North Carolina ("MCNC"), granting the Company exclusive rights to all inventions and patents developed by MCNC involving field emission technology. The Company is obligated to pay a royalty in connection with the sale of products related to certain technologies of .1% to 2%, as defined, with minimum royalty payments of $50,000 per year through 1997 and $75,000 per year thereafter for as long as any one of the patents remains valid and outstanding. There were no sales of products in 1998 or 1997. In 1999, the Company terminated this license agreement. The Company has recorded $75,000 of royalty expense in research and development expenses for the year ended December 31, 1998.

The Company, as a result of its acquisition of Virtual Vision (Note 4) was obligated to pay royalties to Insight Corporation ("Insight") on their license and sales revenues allocable to the patent application and patent acquired from Insight. If royalties payable in any year are less than $75,000, the Company may pay Insight the deficiency and receive a credit against royalties payable in future years. In 1999, the Company elected not to pay the deficiency and Insight exercised its right to repurchase the patent application and patent for $75,000. For the year ended December 31, 1998 the Company had recorded $56,250 of royalty expense in research and development expenses. There was no royalty expense incurred during 1999.

License and Technology Agreement

In March 1997, the Company entered into a technology agreement with a corporation to permit potential commercialization of small-format OLED displays. The Company is dependent upon its license agreement with the corporation for the development and commercialization of its currently planned OLED products. Payments are due under evaluation and license agreements based on the achievement of certain milestones in phases of the agreements. Payments totaling $650,000 and $250,000 for the years ended December 31, 1999 and 1998, respectively, were charged to research and development expense under various phases of these agreements. Based on the remaining phases of the current agreements, the Company will be required to make additional payments of $250,000 in 2001, if the remaining phases of the agreements are achieved.

Operating Leases

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through January 2004. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments are as follows:



              Year ending December 31:

                      2000                             $  2,879,000
                      2001                                2,306,000
                      2002                                1,046,000
                      2003                                  915,000
                      2004                                  383,000
                                                       ------------
                                                       $  7,529,000
                                                       ============


For the year ended December 31, 1999, rent expense was approximately $2,813,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None



                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained in the 2001 Proxy Statement under the heading "Information Regarding Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11: EXECUTIVE COMPENSATION.

         The information contained in the 2001 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained in the 2001 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained in the 2001 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements


         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

          -    Report of Independent Public Accountants

          -    Consolidated Balance Sheets as of December 31, 2000 and 1999

          - Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998 and for the period from inception (January 23, 1996) to December 31, 2000

          - Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, 1998 and 1997 and the period from inception (January 23, 1996) to December 31, 2000.

          - Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998 and for the period from inception
               (January 23, 1996) to December 31, 2000

          -    Notes to Consolidated Financial Statements--December 31, 2000

(a) 2.   Financial Statement Schedules

         None

(a) 3.   Exhibit List


Exhibit
Number            Description

2.1 Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000, as filed in the Registrant's Form 8-K/A Report (file no. 001-15751) incorporated herein by reference.

3.1 Articles of Incorporation filed January 23, 1996, as filed in the Registrant's Form 10-SB (file no. 000-24757) incorporated herein by reference.

3.2               Bylaws, as filed in the Registrant's Form 10-SB (file no.
                  000-24757) incorporated herein by reference.

4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant.

10.1 2000 Stock Option Plan, as filed in the Registrant's Form S-8 (file no. 333-32474) incorporated herein by reference.

10.2 Consulting Agreement between eMagin Corporation and Verus International Ltd., dated March 16, 2000.

10.3              Employment Agreement with Gary W. Jones, dated March 16, 2000.

10.4              Employment Agreement with Susan K. Jones, dated March
                  16, 2000.

10.5              Employment Agreement with Andrew Savadelis, dated September
                  11, 2000.

10.6 Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29,1999. (Confidential treatment requested for portions of this agreement).

10.7 Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000.

10.8 Amendment Number 1 to the Lease between International Business Machines Corporation and FED Corporation dated July 9, 1999.

10.9 Lease between International Business Machines Corporation and FED Corporation dated May 28, 1999.

10.11 Amendment Number 2 to the Lease between International Business Machines Corporation and FED Corporation dated January 29, 2001.

10.12 Virtual Vision lease between Redson Building Partnership and Vision Newco dated December 15, 1995.

21.1              Subsidiaries of the Registrant.

23.1              Consent of Arthur Andersen LLP.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.


                                EMAGIN CORPORATION

                                BY:  /s/ Gary Jones
                                     -----------------------------------------
                                     Gary Jones
                                     CHIEF EXECUTIVE OFFICER AND PRESIDENT


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:


             NAME                            TITLE                                                DATE
---------------------------         ---------------------------                              ---------------

/s/ Gary Jones                      President, Chief Executive Officer and                   March 30, 2001
---------------------------         Director (Principal Executive Officer)
Gary Jones


/s/ Andrew P. Savadelis             Executive Vice President and Chief                       March 30, 2001
---------------------------         Financial Officer (Principal Financial
Andrew P. Savadelis                 Accounting Officer)


/s/ Claude Charles                  Director                                                 March 30, 2001
---------------------------
Claude Charles


/s/ Ajmal Khan                      Director                                                 March 30, 2001
---------------------------
Ajmal Khan



/s/ N. Damodar Reddy                Director                                                 March 30, 2001
---------------------------
N. Damodar Reddy


/s/ Jack Rivkin                     Director                                                 March 30, 2001
---------------------------
Jack Rivkin


/s/ Martin L. Solomon               Director                                                 March 30, 2001
---------------------------
Martin L. Solomon