Form 10-K/A
period 2000-12-31
EMAGIN CORP
filed 2001-04-30
CIK 1046995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                            ------------------------


                                   FORM 10-K/A

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 for the fiscal year ended December 31, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                            ------------------------

                         Commission File Number 1-12031

                            ------------------------


                               EMAGIN CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


                    Nevada                          88-0378451
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification Number)

                                  2070 Route 52
                           Hopewell Junction, NY 12533
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (845) 892-1900

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock (par value $0.01 per
                                                             share)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock reported by The American Stock Market on April 25, 2001, was approximately $72.7 million. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates.

         As of April 1, 2001, the Registrant had outstanding 25,069,143 shares of Common Stock.

PRELIMINARY NOTE:

         This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 2001 Annual Meeting of Shareholders.

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

10.8 Amendment Number 1 to the Lease between International Business Machines Corporation and FED Corporation dated July 9, 1999.

10.9 Lease between International Business Machines Corporation and FED Corporation dated May 28, 1999.

10.11 Amendment Number 2 to the Lease between International Business Machines Corporation and FED Corporation dated January 29, 2001.

10.12 Virtual Vision lease between Redson Building Partnership and Vision Newco dated December 15, 1995.

21.1              Subsidiaries of the Registrant.

23.1              Consent of Arthur Andersen LLP.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                            Age      Position                               Term Expiration
----                            ---      --------                               ---------------

Gary W. Jones.......            46       President, Chief Executive Officer     2001
                                         and Director

Claude Charles......            63       Director                               2001

Ajmal Khan..........            38       Director                               2001

N. Damodar Reddy....            60       Director                               2001

Jack Rivkin.........            59       Director                               2001

Martin L. Solomon...            64       Director                               2001

Clive Barton........            63       Chief Operating Officer

George Cone.........            66       President, Virtual Vision

Susan Jones.........            49       Executive Vice-President, Chief
                                         Strategy Officer and Secretary

Andrew Savadelis....            43       Executive Vice-President and Chief
                                         Financial Officer

Listed below is information concerning the Company's Directors and Executive Officers.

Directors of the Company

         Gary W. Jones is a co-founder of FED Corporation/eMagin Corporation, and has served as Chairman, Chief Executive Officer, and President since 1992. Mr. Jones has over 20 years of experience in both public and private companies in the areas of business development, high volume manufacturing, product development, research, and marketing. Prior to founding FED Corporation/eMagin Corporation, Mr. Jones served as Director of the Device Development and Processing division at MCNC Center for Microelectronics from 1985 to 1992. From 1977 to 1985 Mr. Jones managed both semiconductor manufacturing and research and development programs at Texas Instruments. Mr. Jones has been a director, a member of the Executive Committee of the Board, and Chairman of the Technology Committee of the United States Display Consortium since 1995. Mr. Jones received a B.S. in electrical engineering and physics from Purdue University.

         Claude Charles has served as a director since April of 2000. Mr. Charles has served as President of Great Tangley Corporation since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings in Singapore. Mr. Charles has also served as a director and in senior executive positions at Peregrine Investment Holdings from 1990 to 1995, SG Warburg and Co. Ltd. from 1978 to 1982, Trident International Finance Ltd. from 1973 to 1978 and Dow Banking Corporation from 1965 to 1973. Mr. Charles received a B.S. in economics from the Wharton School at the University of Pennsylvania in 1957 and a M.S. in international finance from Columbia University.

         Ajmal Khan has served as a director since March of 2000. Mr. Khan is President and CEO of Verus International Group Limited, an investment firm, and has served as its President and Chief Executive Officer since its inception in 1998. Mr. Khan has served on the boards of directors of Booktech.com Inc. and Wireless Internet Inc. since 2000.

         N. Damodar (Dan) Reddy has served as a director of eMagin since August of 1995. Mr. Reddy is also the co-founder of Alliance Semiconductor, where he has served as Chairman of the Board, CEO, and President since 1985. From 1983 to 1985 Mr. Reddy served as President and CEO of Modular Semiconductor, Inc., and from 1980 to 1983 he served as manager of Advanced

CMOS Technology Development at Synertek, Inc., a subsidiary of Honeywell, Inc. Mr. Reddy holds an M.S. in electrical engineering from North Dakota State University and an MBA from Santa Clara University.

         Jack Rivkin, has served as a director since June of 1996. Mr. Rivkin is an Executive Vice President of Citigroup Investments Inc., and a director of Greenwich Street Capital Partners. He previously served as Vice Chairman and a director of Global Research at Smith Barney from March 1993 to October 1995. Mr. Rivkin has served on the board of directors of On2.com since 1997 and is a director of Celltech Group PLC and PRT Group. Mr. Rivkin holds an engineering degree in metallurgy from the Colorado School of Mines and an MBA from Harvard University.

         Martin L. Solomon, has served as a director since May of 2000. He served as Chairman and President of American Country Holdings Inc., an insurance holding company, from 1997 to August 2000, and as co-chairman from August 2000 to present. Since 1990, Mr. Solomon has been a private investor. Mr. Solomon was a Managing Director and general partner of Value Equity Associates, I. L.P., an investment partnership, from 1988 to 1990, and an investment analyst and portfolio manager with Steinhardt Partners from 1985 to 1987. Mr. Solomon has served on the board of directors of XTRA Corporation since 1990, Hexcel Corporation since 1996, Telephone and Data Systems, Inc. since 1997, and MFN Financial Corporation since 1999. Mr. Solomon holds a B.A. degree from Cornell University and attended New York University's Graduate School of Business Administration.

General Information Concerning the Board of Directors

         The Board of Directors held 6 meetings during 2000. Each incumbent director attended at least 75% of the aggregate of all meetings of the Board of Directors during the period for which he was a director and the meetings of the committees on which he or she served. The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee.

                  During 2000, the Company's directors received compensation for service to the Company as director. See "Executive Compensation - Compensation of Directors". Directors also received reimbursement of ordinary expenses incurred in connection with attendance at such meetings.

                  Except for Mr. Gary Jones who is the spouse of Ms. Susan Jones, the Company's Executive Vice President and Secretary, neither the nominees for director nor any of the continuing directors of the Company has a family relationship with any of the other executive officers or other nominees for director.


Committees of the Board of Directors

         The Audit Committee is responsible for (i) determining the adequacy of the Company's internal accounting and financial controls, (ii) reviewing the results of the audit of the Company performed by the independent public accountants, and (iii) recommending the selection of independent public accountants. Messrs. Charles, Rivkin and Solomon were members of the Audit Committee during fiscal 2000. The Audit Committee met 3 times during fiscal 2000.

         The Compensation Committee determines matters pertaining to the compensation of certain executive officers of the Company and administers the Company's stock option, incentive compensation, and employee stock purchase plans. Messrs. Reddy and Rivkin were members of the Compensation Committee during fiscal 2000 and met once during fiscal 2000.

         The Executive Committee has authority to act for the Board on most matters during intervals between Board meetings, subject to Board approval. Messrs. Jones, Khan, and Rivkin were members of the Executive Committee during fiscal 2000. The Executive Committee met 2 times during the fiscal 2000.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information with respect to the Company's executive officers. Officers are appointed to serve at the discretion of the Board of Directors. Our Chief Executive Officer, President and Director, Gary W. Jones is the spouse of our Executive Vice President and Secretary, Susan K. Jones. Information about Mr. Jones is listed in the Director profile above.

         Clive E. Barton, has served as our Chief Operating Officer since 1995. Prior to joining us, Mr.Barton was President of Manufacturing Associates, a consulting firm, from 1991 to 1995. From 1986 to 1991 Mr. Barton served as President of Cypress Semiconductor (Texas), Inc. Mr. Barton's prior positions also include Plant Director for Advanced Micro Devices from 1980 to 1986, Operations Manager for Honeywell's Solid State Division from 1976 to 1980 and Manufacturing Manager for Fairchild Semiconductor from 1973 to 1976. Mr.Barton received his B.S. and M.S. in applied physics at the Institute of Physics in London, England.

         George W. Cone, has served as President of Virtual Vision Inc., since 1994. Prior to serving as President, Mr. Cone was a member of Virtual Vision Inc.'s Board of Directors from 1988 to 2001. From 1991 to 1994 Mr. Cone served as President of Innova Corporation. Mr. Cone was a founding member of America MicroCircuit Corporation, and served as its Executive Vice President from 1979 to 1982. Mr. Cone also served as Senior Vice President at Seattle Silicon from 1985 to 1990, President and CEO of Array Devices Inc., a leveraged buyout corporation, from 1982 to 1985 and President and CEO of OZ International. Mr. Cone attended West Contra Costa Junior College and San Jose State University.

         Susan K. Jones, is a co-founder of FED Corporation/eMagin Corporation, and has served as Executive Vice President, Chief Strategy Officer, and Secretary since 1992. Ms. Jones has 20 years of industrial experience, including senior research and management assignments at Texas Instruments and MCNC Center for Microelectronics Systems Technologies and sales and marketing experience with Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or committees for several industry organizations including IEEE, SPIE, and Society Information Display since 1990. Ms. Jones served as a director of FED Corporation from 1993 to 2000. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology.

         Andrew P. Savadelis, has served as our Chief Financial Officer, Executive Vice President, Finance since September of 2000. Mr. Savadelis previously served as Treasurer, Senior Director of Mergers and Acquisitions and Assistant Secretary for ANADIGICS, Inc., from 1993 to 2000. From 1986 to 1993, Mr. Savadelis held several different positions at Bristol-Myers Squibb Company. Mr. Savadelis received his B.S. in biology from Albright College and his M.B.A. from Cornell University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation for services in all capacities to the Company or its subsidiary for the last three fiscal years of those persons who at December 31, 2000, were (i) the chief executive officer of the Company and (ii) the other four most highly compensated executive officers of the Company (collectively, the "named executive officers"). Prior to establishment of the Compensation Committee, the Chief Executive Officer and Board elected not to pay bonuses as part of executive compensation during the early development stage years of the Company. The Compensation Committee plans to allocate a bonus in stock options and/or cash for the year 2000 during 2001.

                           Summary Compensation Table

                                                                                                                    Long-Term
                                                                                                                  Compensation
                                                                                                                     Awards
                                                                                                                   (Securities
                                                                                            Other Annual           Underlying
Name and Principal Position              Year          Salary              Bonus(1)         Compensation            Options)
---------------------------              ----          ------              -----            ------------            --------

 Gary Jones......................        2000         227,863                    (1)                                    (1)
    Chief Executive Officer              1999         188,377
                                         1998         191,033

Clive Barton.....................        2000         222,740
    Chief Operating Officer              1999         186,358
                                         1998         187,998

George Cone......................        2000         165,859
    President, Virtual Vision            1999         156,418
                                         1998         194,004

 Susan K. Jones..................        2000         183,837                    (1)                                    (1)
    Executive Vice President             1999         153,224
      Chief Strategy Officer             1998         154,785

 Andrew P. Savadelis.............        2000          91,667(2)             37,500(2)
    Executive Vice President             1999
     Chief Financial Officer             1998


(1) The Compensation Committee plans to allocate a bonus in stock options and/or cash for the year 2000 during 2001.

(2) Mr. Savadelis was employed for less than a full year in 2000. As such, his salary amount represents salary earned from his start date through the end of the fiscal year. Mr. Savadelis' compensation includes an annual salary of $250,000 and a non milestone driven bonus of $150,000 to be paid quarterly in the period from September 11, 2000 to September 10, 2001. In addition, the Company paid relocation assistance in the amount of $50,000 in October, 2000 and may pay an additional $75,000 upon the occurrence of certain relocation events. The Company also is committed to reimburse Mr. Savadelis up to $2,500 per month for twelve months from September 11, 2000 for temporary lodging expenses.

STOCK OPTIONS AND CERTAIN OTHER COMPENSATION

         The following table presents the stock options granted to the named executive officers in fiscal 2000 under the Company's 2000 Stock Option Plan:

                        Option Grants in Last Fiscal Year

                                       Percent of                                                   Value at Assumed
                      Number of        Total Options                                     Annual Rates of Stock Price
                      Securities       Granted to                                                   Appreciation for
                      Underlying       Employees       Exercise                                          Option Term
                      Options          in Fiscal       Price per       Expiration                        -----------
Name                  Granted          Year            Share (3)       Date                     5%           10%
----                  --------         ----            ---------       ----                     --           ---

Clive Barton(1) (2)       234,906          8.4%            $1.72           1/1/10           $254,098        $643,933

George Cone(1) (2)         14,500           .5%             1.72           1/1/10             15,685          39,748

Susan Jones(1) (2)        406,978         14.6%             1.72           1/1/10            440,228       1,115,623

Andrew P.                 250,000          8.9%             8.90          9/25/10          1,399,290       3,546,077
Savadelis(4)

(1) Employees of the Company were awarded additional options prior to the acquisition of FED Corporation by eMagin Corporation) on a pro-rata basis of the employee's existing option allocations, due to the impact of the 7 to 1 reverse split that occurred in 1999.

 (2) One-fourth of the options become exercisable one year from the date of grant. The remaining options become exercisable ratably on a yearly basis over the following three years. The optionees have signed lock-up agreements to not sell the underlying shares of the options granted as follows; the first 20% cannot be sold before September 16, 2001, the remaining 80% cannot be sold until after June 16, 2002.

(3) The exercise price of the stock options was based on the fair market value of the stock on the date of grant.

(4) 50,000 shares vest six months from grant date; the remaining shares vest monthly over four years.

               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

         The table below presents certain information concerning the exercises of stock options during the fiscal year ended December 31, 2000:

                                                     # of Securities                             Value of
                                                     Underlying                                  Unexercised
                                                     Unexercised                                 In-the-money
                          Shares                     Options at FY-End                           Options at FY-End
                          Acquired     Value         -----------------                           -----------------
                          on Exercise  Realized      Exercisable          Unexercisable          Exercisable       Unexercisable
                          -----------  --------      -----------          -------------          -----------       -------------

Gary Jones--------------           -            -         78,572                    -                $31,428                $ -
Clive Barton------------           -                      99,189              205,147                 39,675             82,058
George Cone-------------           -            -          4,432               14,354                  1,773              5,741
Susan Jones-------------           -            -        196,598              330,670                 78,639            132,268
Andrew P. Savadelis-----           -            -              -              250,000                      -                  -


COMPENSATION OF DIRECTORS


         Non-management Directors receive options under the 2000 Stock Option Plan (the "2000 Plan"). Under the 2000 Plan, a grant of options to purchase 40,000 shares of Common Stock will automatically be granted on the date a Director is first elected to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Each option so granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. Non-management Directors receive an annual grant of options to purchase 10,000 shares of Common Stock at the fair market value as determined on the date of grant, which options so granted will expire ten years after the date of grant and will become exercisable in two equal installments commencing one year following the date of the grant and annually thereafter. In addition, each non-management Director is reimbursed for ordinary expenses incurred in connection with attendance at such meetings.



EXECUTIVE EMPLOYMENT AGREEMENTS

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee during fiscal 2000 were Messrs. Reddy and Rivkin. Messrs. Reddy and Rivkin have never been an officer or employee of the Company.

None of the executive officers of the Company served as a member of the compensation committee of another entity during 2000.



         In connection with our merger with FED Corporation, effective March 16, 2000, we entered into employment agreements with Gary Jones and Susan Jones which provide for annual base salaries of $229,000 and $185,000 respectively and an annual discretionary bonus, as determined by our compensation committee, based on operating milestones and public market valuations.

         Effective September 25, 2000, we entered into an employment agreement with Andrew Savadelis with an annual base salary of $250,000.

         Gary Jones, Susan Jones and Andrew Savadelis are each entitled to severance in the amount of twelve months base salary in the event that they are terminated without cause. Additionally, the employment agreements of the above executive officers include agreements not to compete with us during their term of employment with us and for a period of one year following the qualified termination of their employment.


COMPENSATION COMMITTEE REPORT

         The Compensation Committee establishes and reviews the compensation of the Company's executive officers. The Compensation Committee of the Board of Directors consists entirely of non-employee directors.

         Compensation Philosophy. The Company's executive compensation program is designed to attract and retain key executives who will enhance the performance of the Company, promote its long-term interest and build stockholders' equity. The Compensation Committee sought to align total compensation for executive management with corporate performance. The Company's executive compensation package generally includes four main components:

1) A base salary which is established at levels considered appropriate for the duties and scope of responsibilities of each officer's position.
2)       A bonus potential which is tied directly to operating objectives.
3) A stock option award to increase stock ownership in the Company and align executive compensation with stockholder interests.
4) Other compensation and employee benefits generally available to all employees of the Company, such as health insurance and participation in the eMagin, Inc. Employee Savings and Protection Plan ("401(k) Plan").

         The Compensation Committee places a particular emphasis on variable, performance based components, such as the bonus potential and stock option awards, the value of which could increase or decrease to reflect changes in corporate and individual performances.

         CEO Compensation. Mr. Jones's base salary in 2000 was $225,000. The Compensation

Committee plans to allocate a bonus for 2000 during 2001, following the one-year anniversary of the employment agreement dated March 16, 2000. If the Company terminates Mr. Jones without cause, he shall be entitled to an amount equal to 100% of the sum of (A) his then annual base salary plus (B) his bonus, if any earned during the immediately preceding calendar year, health benefits for a maximum of twenty-four months, and immediate vesting of all stock options.

         Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not qualified performance-based compensation under the Internal Revenue Code. Non-performance-based compensation paid to the Company's executive officers for the 1999 Fiscal Year did not exceed the $1.0 million limit per officer, and the Compensation Committee plans to keep the non-performance-based compensation to be paid to the Company's executive officers for the 2000 Fiscal Year within that limit.

         It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the interests of each executive officer and the interests of the Company's shareholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

                                                        Compensation Committee:
                                                        N. Dadomar Reddy
                                                        Jack Rivkin

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on our Common Stock from the initial listing date of our Common Stock on the American Stock Exchange through December 30, 2000 to the Russell 2000 Index and an index of peer companies selected by the Company ("Peer Index"). The companies in the Peer Index are as follows: Kopin Corporation, Microvision Corporation, Three Five Systems, Inc., and Universal Display Corporation. The past performance of the Company's Common Stock is not an indication of future performance. We cannot assure you that the price of the Company's Common Stock will appreciate at any particular rate or at all in future years. Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, the graph shall not be incorporated by reference into any such filings.]

                                       3/17/00       12/31/00

                  EMA                  $100          $9.24

                  Russell 2000         $100          $86.02

                  Peer                 $100          $32.52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of our common stock beneficially owned by (i) each member of our board of directors; (ii) certain of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock as of April 1, 2001. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                             PRINCIPAL STOCKHOLDERS

                                                                Shares Beneficially
                                                                       Owned
                                                            ---------------------------
                                                            Shares              Percent
                                                            ------              -------
Travelers Insurance
Company (1)...................................           7,462,656               29.8%

Jack Rivkin (2)...............................           7,462,656               29.8%

Gary W. Jones (3).............................           1,428,264                5.7%

Susan K. Jones (3)............................           1,428,264                5.7%

Verus International Ltd. (4)..................             288,642                  *

Ajmal Khan (4)................................             288,642                  *

N. Damodar Reddy (5)..........................             177,721                  *

Martin L. Solomon.............................             143,000                  *

Clive Barton (6)..............................             123,657                  *

Claude Charles................................              - 0 -                   *

George Cone (7)...............................               6,800                  *

Andrew P. Savadelis (8).......................            - 58,333 -                *

All Directors and Executive Officers .........
as a Group (9)                                           9,689,073               38.6%

---------------------

* Less than 1% of the outstanding common stock.

(1) Shares are owned by Travelers and its affiliates TRAL and Citicorp. This figure includes warrants held by Travelers and Citicorp to purchase 178,772 and 127,292 shares of common stock respectively.

(2) Includes 7,462,656 shares owned by Travelers and its affiliates TRAL and Citicorp. This figure includes warrants held by Travelers and Citicorp to purchase 178,772 and 127,292 shares of common stock respectively. Jack Rivkin is an Executive Vice President of Citigroup/Travelers Insurance Company and shares voting power over the shares.

(3) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including 317,563 shares of common stock issuable upon exercise of stock options and warrants to purchase 59,716 shares of common stock, which options and warrants are exercisable within 60 days of April 1, 2001.

(4) Mr. Khan is the beneficial owner of the common stock held by Verus International Ltd.

(5) Includes 88,691 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2001,. Also includes warrants to purchase 1,728 shares of common stock, which warrants are exercisable within 60 days of April 1, 2001. Mr. Reddy is also the beneficial owner of 53,778 shares of common stock and warrants to purchase 3,046 shares of common stock held through N.D.R. Investments Inc.

(6) Includes 123,657 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2000.

(7) Includes 6,800 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2001.

(8) Includes 58,333 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1,2001

(9) Includes 595,044 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2001. Also includes warrants to purchase 370,554 shares of common stock, which warrants are exercisable within 60 days of April 1, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We entered into a consulting agreement dated January 15, 2000 with a member of our Board of Directors, Mr. Ajmal Khan. Terms of the agreement include monthly payments of $15,000 by us to Mr. Khan for consulting services rendered during 2000.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2001.


                                        EMAGIN CORPORATION


                                        By:         /s/ Gary Jones
                                            ------------------------------------
                                            Name:   Gary Jones
                                            Title:  Chief Executive Officer
                                            and President


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                 NAME                                          TITLE                                  DATE
                 ----                                          -----                                  ----

/s/ Gary Jones                     President, Chief Executive Officer and Director             April 30, 2001
---------------------------        (Principal Executive Officer)
Gary Jones

/s/ Andrew P. Savadelis             Executive Vice President and Chief Financial               April 30, 2001
---------------------------         Officer (Principal Financial Accounting Officer)
Andrew P. Savadelis

/s/ Claude Charles                  Director                                                   April 30, 2001
---------------------------
Claude Charles

/s/ Ajmal Khan                      Director                                                   April 30, 2001
---------------------------
Ajmal Khan

/s/ N. Damodar Reddy                Director                                                   April 30, 2001
---------------------------
N. Damodar Reddy

/s/ Jack Rivkin                     Director                                                   April 30, 2001
--------------------------
Jack Rivkin

/s/ Martin L. Solomon               Director                                                   April 30, 2001
---------------------------
Martin L. Solomon