Form 10-Q
period 2001-03-31
EMAGIN CORP
filed 2001-05-15
CIK 1046995

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2001 the Registrant had 25,069,143 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

Index                                                                Page Number

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2001 (unaudited) and
         December 31, 2000                                                     1

         Unaudited Consolidated Statements of Operations For the Three-Months ended March 31, 2001 and March 31, 2000 and for the period from
         inception (January 23, 1996) to March 31, 2001                        2

         Unaudited Consolidated Statements of Cash Flows for the Three-Months ended March 31, 2001 and March 31, 2000 and for the Period from
         Inception (January 23, 1996) to March 31, 2001                        3

         Selected Notes to Unaudited Consolidated Financial Statements         4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      10


SIGNATURE                                                                     10
                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                  ASSETS                                               2001          2000
                                                                  -------------   -------------
                                                                    (unaudted)
CURRENT ASSETS:
   Cash and cash equivalents                                      $   3,806,668   $   7,367,257
   Contract receivables                                                 151,753         825,733
   Unbilled costs and estimated profits on contracts in progress      1,423,357         627,347
   Prepaid expenses and other current assets                          1,212,084         665,222
                                                                  -------------   -------------
      Total current assets                                            6,593,862       9,485,559

Equipment and leasehold improvements, net of accumulated
depreciation of $721,602, and $556,365, respectively                  1,255,915       1,268,304
Goodwill and purchased intangibles, net of accumulated
amortization of $26,784,012  and $20,932,320 respectively            45,838,247      51,689,938

Other long-term assets                                                  105,394         105,394
                                                                  -------------   -------------
      Total assets                                                $  53,793,418   $  62,549,195
                                                                  =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $   1,513,576   $   1,096,771
   Accrued Payroll                                                    1,479,162       1,376,888
   Current portion of long-term debt                                    201,624         313,074
   Other current liabilities                                            247,290         455,812
                                                                  -------------   -------------
      Total current liabilities                                       3,441,652       3,242,545
                                                                  -------------   -------------

LONG-TERM DEBT                                                          140,556         122,984

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 76,350,000
      Shares issued and outstanding - 25,069,143                         25,069          25,069
   Additional paid-in capital                                       116,559,331     116,622,811
   Deferred compensation                                             (8,466,938)     (9,266,397)
   Deficit accumulated during the development stage                 (57,906,252)    (48,197,817)
                                                                  -------------   -------------
      Total shareholders' equity                                     50,211,210      59,183,666
                                                                  -------------   -------------
      Total liabilities and shareholders' equity                  $  53,793,418   $  62,549,195
                                                                  =============   =============

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                   Period from
                                                             Three-Months      Three-Months         inception
                                                                 ended            ended        (January  23, 1996)
                                                             March 31, 2001   March 31, 2000    to March 31, 2001
                                                             --------------   --------------    ------------------
     CONTRACT REVENUE:
       Contract revenue                                        $  2,030,201      $     12,266        $   4,587,788
                                                               ------------      ------------        -------------
         Total revenue                                            2,030,201            12,266            4,587,788
                                                               ------------      ------------        -------------
     COSTS AND EXPENSES:
     Research and development, net of funding
     under cost sharing arrangements of
     $201,467, $358,760 and $1,529,588, respectively              3,441,105           623,030           13,076,053
     Amortization of purchased intangibles                        5,851,692         1,186,698           26,784,012
     Acquired in-process research and development                        --                --           12,820,000
     Non-cash charge for stock-based compensation                   735,978           254,946            3,275,806
     Selling, general and administrative                          1,775,401           241,657            6,955,914
                                                               ------------      ------------        -------------
         Total costs and expenses, net                           11,804,176         2,306,331           62,911,785
                                                               ------------      ------------        -------------

     OTHER INCOME                                                    65,540            36,909              417,745
                                                               ------------      ------------        -------------
         Loss before provision for income taxes                  (9,708,435)       (2,257,156)         (57,906,252)

     PROVISION FOR INCOME TAXES                                          --                --                   --
                                                               ------------      ------------        -------------
            Net loss                                           $ (9,708,435)     $ (2,257,156)       $ (57,906,252)
                                                               ============      ============        =============
Basic and diluted net loss per common share                    $      (0.39)     $      (0.17)
                                                               ============      ============
Basic and diluted weighted average common shares outstanding     25,069,143        13,312,240
                                                               ============      ============


                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                       (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                     Period from
                                                                            Three-Months        Three-Months          inception
                                                                               ended                ended          January 23 1996
                                                                           March 31, 2001       March 31, 2000     to March 31, 2000
                                                                          ---------------      ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     ($ 9,708,435)      ($ 2,257,156)      ($57,906,252)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                6,016,929          1,213,923         27,506,450
   Loss on sale of assets                                                                                                97,713
   Non-cash charge for stock based compensation                                   735,978            254,946          3,275,806
   Acquired in-process research and development                                                                      12,820,000
  Changes in operationg assets and liabilities, net of acquisition:
       Contract receivables                                                       673,980            (12,696)           (19,790)
       Unbilled costs and estimated profits on contracts in progress             (796,010)                             (803,793)
       Prepaid expenses and other current assets                                 (546,863)           (58,792)          (906,369)
       Other long-term assets                                                                                           (94,943)
       Accounts payable, accured expenses and other current liabilities           310,558             (6,224)           673,409
                                                                             ------------       ------------       ------------
             Net cash used in operating activities                             (3,313,863)          (865,999)       (15,357,769)
                                                                             ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                        (152,848)           (35,001)          (955,881)
   Net proceeds from acquisition                                                       --          1,239,162          1,239,162
                                                                             ------------       ------------       ------------
             Net cash used in investing activities                               (152,848)         1,204,161            283,281
                                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                     (93,878)        21,250,000         21,281,000
      Payments of long term debt and capital leases                                    --             49,224         (2,399,844)
                                                                             ------------       ------------       ------------
             Net cash provided by financing activities                            (93,878)        21,299,224         18,881,156
                                                                             ------------       ------------       ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                     (3,560,589)        21,637,386          3,806,668
CASH AND CASH EQUIVALENTS, beginning of period                                  7,367,257                 --                 --
                                                                             ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 3,806,668       $ 21,637,386        $ 3,806,668
                                                                             ============       ============       ============


                   See selected notes to financial statements.

                               eMAGIN CORPORATION
          Selected Notes to Unaudited Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note  2 -  NATURE OF BUSINESS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the Merger). The merged company changed its name to eMagin Corporation (the "Company" or eMagin) (Note 3). FED is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FED's wholly-owned subsidiary, Virtual Vision, Inc. develops and markets microdisplay systems and optics technology for commercial, industrial and military applications. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

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

Note 3 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock and approximately 3.9 million options and warrants to purchase common stock to FED shareholders. The total preliminary purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, $0.3 million of acquisition costs and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition.

The purchase price was allocated as follows:

     Deferred compensation                                   $13,025,000

     In-process research and development                      12,820,000

     Fixed assets                                              1,215,000

     Other intangible assets                                  16,805,000

     Goodwill                                                 54,635,000
                                                             -----------
                                                             $98,500,000
                                                             ===========

Goodwill and other intangible assets acquired are amortized over their estimated useful lives of three years. The Company recorded approximately $5.9 million in amortization expense related to purchased intangibles and goodwill for the three months ended March 31, 2001. In accordance with SFAS No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. Accordingly, based on the results of an independent appraisal, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology. This charge was recognized by the company during the quarter ended September 30, 2000 and is included in the accompanying statement of operations for the period from inception (January 23, 1996) to March 31, 2001.

Note 4 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contract. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.


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

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares have been excluded from the computation of diluted EPS as their effect is antidilutive.

Note 7 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 76,350,000 shares with a par value of $0.001 per share.

Prior to the Merger on March 16, 2000, net proceeds of approximately $23.3 million was raised through the private placement issuance of approximately 3.5 million shares of common stock. Additionally, approximately 9.4 million shares of common stock held by FDC's principal shareholders were cancelled at the time of the Merger.

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to FED shareholders, and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Statement of Forward-Looking Information

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. The business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this release.

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

                        THREE MONTHS ENDED MARCH 31, 2001
                                   COMPARED TO
                 THREE MONTHS ENDED MARCH 31, 2000 (Pro Forma).

Prior to the acquisition of FED Corporation (the "Predecessor"), the Company had no operations. Management believes that the comparison of eMagin's financial results to that of the Predecessor provides the most meaningful comparative information to the reader. Accordingly, the following comparative information reflects the operating results of eMagin Corporation for the three months ended March 31, 2001 and it should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report. The comparison of financial information below for the period ended March 31, 2000 reflects pro forma results of eMagin for the period
January 1, 2000 through March 31, 2000 and the Predecessor for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full three months of operations for each period. Reference is made to the Company's consolidated financial statements that are included herein for further detail on the results of eMagin and the Predecessor for their respective periods of ownership.



                                                          Three-Months Ended
                                                                        Pro Forma (1)
                                                  March 31, 2001        March 31, 2000
                                                 ---------------       ---------------
CONTRACT REVENUE:
  Contract revenue                                  $  2,030,201         $    580,750
                                                    ------------         ------------
      Total revenue                                    2,030,201              580,750
                                                    ------------         ------------

COSTS AND EXPENSES:
Research and development, net of funding
under cost sharing arrangements of $201,467
and $533,750, respectively                          $  3,441,105         $  2,803,549
Selling, general and administrative                    1,775,401              912,312
Amortization of purchased intangibles                  5,851,692            1,511,793
Non-cash charge for stock-based compensation             735,978            8,033,796
                                                    ------------         ------------
    Total costs and expenses, net                     11,804,176           13,261,450
                                                    ------------         ------------

INTEREST, (EXPENSE)/INCOME                          $     65,540         $ (2,931,505)
                                                    ------------         ------------
    Net Loss                                        $ (9,708,435)        $(15,612,205)
                                                    ============         ============


(1) Represents the Pro Forma results of eMagin Corporation for the three months ended March 31, 2000 and FED Corporation for the period January 1 to March 15, 2000.

Revenues

Revenues for the three months ended March 31, 2001 were $2.0 million as compared to $0.6 million respectively, for the three months ended March 31, 2000. Revenues consist primarily of contracts funded by certain U.S. government programs. The amount of revenues earned in any period is dependent upon, among other factors, the execution of new government contracts and funding issues, and may not be predictable or consistent from period to period but remains subject to unpredictable government funding issues.

                               Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the Predecessor, have received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of March 31, 2001, the remaining costs to be incurred and billed on these three active "cost sharing" contracts totaled $1.4 million. Gross research and development expenses for the three months ended March 31, 2001 were $3.6 million. For the same period in 2000, the Company's gross research and development expenses were $3.3 million. Of these amounts, the Company received $0.2 million in cost sharing from the U.S. Government for the three months ended March 31, 2001 and $0.5 million for the same period in 2000. The $0.3 million increase in gross expenses for the three months ended March 31, 2001 reflects the additional costs associated with equipment leases and material costs resulting from increased research and development activities and equipment additions at the Company's manufacturing facility.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months ending March 31, 2001 were $1.8 million as compared to $0.9 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses is primarily due to increases in marketing activity, personnel costs, patent filings and legal fees.

Amortization of Purchased Intangibles

Amortization of purchased intangibles expense for the three months ending March 31, 2001 was $5.9 million as compared to $1.5 million for the three months ended March 31, 2000. The increase in amortization for purchased intangibles expense is the result of a full quarter's charge of the non-cash charges related to the amortization of goodwill created by the Merger.

Non-cash for stock-based compensation amortization

Non-cash stock-based compensation expense for the three months ending March 31, 2001 were $0.7 million as compared to $8.0 million for the three months ended March 31, 2000. The activity for the three months ending March 31, 2001 reflects amortization of deferred compensation costs related to the issuance of stock options at below fair market values in the first quarter of 2000. The activity for the three months ending March 31, 2000 primarily reflects a one-time charge of $7.8 million of repriced options and warrants by the Predecessor prior to the Merger.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through private placements of equity securities and research and development contracts.

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2001. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2001. This represented capital expenditures of $0.2 million.

Net cash used in financing activities was $.01 million for the three months ended March 31, 2001, and consisted primarily of cash payments on long-term debt and capital leases. As of March 31, 2001, we had $3.8 million in cash and cash equivalents.

Need for Additional Financing

During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity or debt financing. The Company is currently devoting substantial resources to the establishment of sales and distribution relationships and its initial product launch cycles. The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with its remaining cash resources at March 31, 2001, will be sufficient to fund the Company's operations into the first quarter of 2002 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue in existence.

Item 3. Quantitative and Qualitative Disclosures About Marked Risk

N/A


PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(b)     Reports on Form 8-K., during the quarter ended March 31, 2001


None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eMAGIN CORPORATION

Dated:  May 15, 2001                By:  /s/ Andrew P. Savadelis
                                       -----------------------------
                                             Andrew P. Savadelis
                                               Executive Vice President, Finance
                                               and Chief Financial Officer