Form 10-Q
period 2001-06-30
EMAGIN CORP
filed 2001-08-14
CIK 1046995

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Registrant had 25,085,145 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

Index                                                                                                Page Number

PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2001 (unaudited)
              and December 31, 2000                                                                          1

              Unaudited Consolidated Statements of Operations For the Three-Months
              ended June 30, 2001 and June 30, 2000                                                          2

              Unaudited Consolidated Statements of Operations For the Six-Months
              ended June 30, 2001, June 30, 2000 and for the period from
              Inception (January 23, 1996) to June 30, 2001                                                  3


              Unaudited Consolidated Statements of Cash Flows for the Six-Months
              ended June 30, 2001, June 30, 2000 and for the
              period from Inception (January 23, 1996) to June 30, 2001                                       4

              Selected Notes to Unaudited Consolidated Financial Statements                                   5


Item 2.
              Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                            8



PART II OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                               12

SIGNATURE                                                                                                    12

                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                    June 30, 2001     December 31, 2000
                                                                                         ---------------    ----------------
                                                                                           (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                             $       992,107     $     7,367,257
   Contract receivables                                                                          868,346             825,733
   Unbilled costs and estimated profits on contracts in progress                                 674,073             627,347
   Prepaid expenses and other current assets                                                     410,800             665,222
                                                                                         ---------------     ---------------
      Total current assets                                                                     2,945,326           9,485,559

   Equipment and leasehold improvements, net of accumulated
   depreciation of $878,640, and $556,365, respectively                                        1,278,017           1,268,304
   Goodwill and purchased intangibles, net of accumulated
   amortization of $32,635,704 and $20,932,320, respectively                                  39,986,555          51,689,938

Other long-term assets                                                                           701,511             105,394
                                                                                         ---------------     ---------------
      Total assets                                                                       $    44,911,409     $    62,549,195
                                                                                         ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                 $     2,662,979     $     1,096,771
   Accrued payroll and related benefits                                                        1,552,926           1,376,888
   Current portion of long-term debt                                                             207,140             313,074
   Other current liabilities                                                                     248,849             455,812
                                                                                         ---------------     ---------------
      Total current liabilities                                                                4,671,894           3,242,545
                                                                                         ---------------     ---------------

LONG-TERM DEBT                                                                                   100,062             122,984

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 76,350,000
      Shares issued and outstanding - 25,085,145 and
      25,069,143, respectively                                                                    25,085              25,069
   Additional paid-in capital                                                                116,471,122         116,622,811
   Deferred compensation                                                                      (7,617,746)         (9,266,397)
   Deficit accumulated during the development stage                                          (68,739,008)        (48,197,817)
                                                                                         ---------------     ---------------
      Total shareholders' equity                                                              40,139,453          59,183,666
                                                                                         ---------------     ---------------
      Total liabilities and shareholders' equity                                         $    44,911,409     $    62,549,195
                                                                                         ===============     ===============

        See selected notes to unaudited consolidated financial statements
                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                          Three-Months        Three-Months
                                                                                              ended              ended
                                                                                          June 30, 2001       June 30, 2000
                                                                                         ---------------     ---------------

CONTRACT REVENUE:
  Contract revenue                                                                       $     1,417,777     $       828,394
  Product revenue                                                                                198,228                --
                                                                                         ---------------     ---------------
    Total revenue                                                                              1,616,005             828,394
                                                                                         ---------------     ---------------

COSTS AND EXPENSES:
Research and development, net of funding
   under cost sharing arrangements of
    $244,829, and $644,880, respectively                                                       3,767,491           2,616,684
Amortization of purchased intangibles                                                          5,851,692           7,120,188
Non-cash charge for stock-based compensation                                                     733,476             834,777
Selling, general and administrative                                                            2,061,595           1,452,030
                                                                                         ---------------     ---------------
    Total costs and expenses, net                                                             12,414,254          12,023,679
                                                                                         ---------------     ---------------

OTHER (EXPENSE)/INCOME                                                                           (34,507)            190,899
                                                                                         ---------------     ---------------


    Loss before provision for income taxes                                                   (10,832,756)        (11,004,386)

PROVISION FOR INCOME TAXES                                                                          --                  --
                                                                                         ---------------     ---------------

    Net loss                                                                             $   (10,832,756)    $   (11,004,386)
                                                                                         ===============     ===============

Basic and diluted net loss per common share                                              $         (0.43)    $         (0.44)
                                                                                         ===============     ===============

Basic and diluted weighted average
common shares outstanding                                                                     25,074,418          25,068,075
                                                                                         ===============     ===============




       See selected notes to unaudited consolidated financial statements.

                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                               Period from
                                                                        Six-Months          Six-Months          inception
                                                                          ended               ended        (January  23, 1996)
                                                                      June 30, 2001       June 30, 2000     to June 30, 2001
                                                                     ---------------     ---------------     ---------------

CONTRACT REVENUE:
  Contract revenue                                                   $     3,433,478     $       840,660     $     5,991,065
  Product revenue                                                            212,728                --               212,728
                                                                     ---------------     ---------------     ---------------
    Total revenue                                                          3,646,206             840,660           6,203,793
                                                                     ---------------     ---------------     ---------------

COSTS AND EXPENSES:
Research and development, net of funding
   under cost sharing arrangements of
   $443,025, $1,003,640 and $1,774,417, respectively                       7,208,596           3,239,714          16,843,544
Amortization of purchased intangibles                                     11,703,384           8,306,886          32,635,704
Acquired in-process research and development                                    --                  --            12,820,000
Non-cash charge for stock-based compensation                               1,469,454           1,089,723           4,009,282
Selling, general and administrative                                        3,836,996           1,693,687           9,017,509
                                                                     ---------------     ---------------     ---------------
    Total costs and expenses, net                                         24,218,430          14,330,010          75,326,039
                                                                     ---------------     ---------------     ---------------

OTHER INCOME                                                                  31,033             227,808             383,238
                                                                     ---------------     ---------------     ---------------


    Loss before provision for income taxes                               (20,541,191)        (13,261,542)        (68,739,008)

PROVISION FOR INCOME TAXES                                                      --                  --                  --
                                                                     ---------------     ---------------     ---------------

    Net loss                                                         $   (20,541,191)    $   (13,261,542)    $   (68,739,008)
                                                                     ===============     ===============     ===============

Basic and diluted net loss per common share                          $         (0.82)    $         (0.69)
                                                                     ===============     ===============

Basic and diluted weighted average
common shares outstanding                                                 25,071,795          19,190,158
                                                                     ===============     ===============


        See selected notes to unaudited consolidated financial statements
                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                                   Period from
                                                                            Six-Months         Six-Months           inception
                                                                              ended              ended          (January 23 1996)
                                                                          June 30, 2001       June 30, 2000     to June 30, 2001
                                                                         ---------------     ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $   (20,541,191)    $   (13,261,542)    $   (68,739,008)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                              12,025,659           8,563,949          33,515,180
   Loss on disposal of assets                                                     44,191                --               141,904
   Non-cash charge for stock based compensation                                1,469,454           1,089,723           4,009,282
   Acquired in-process research and development                                     --                  --            12,820,000
  Changes in operationg assets and liabilities, net of acquisition:
       Contract receivables                                                      (42,613)            114,697            (736,383)
       Unbilled costs and estimated profits on contracts in progress             (46,726)           (688,829)            (54,509)
       Prepaid expenses and other current assets                                 254,422             (43,403)           (105,084)
       Other long-term assets                                                   (596,117)               --              (691,060)
       Accounts payable, accrued expenses and other current
          liabilities                                                          1,535,284            (748,397)          1,898,135
                                                                         ---------------     ---------------     ---------------
             Net cash used in operating activities                            (5,897,637)         (4,973,802)        (17,941,543)
                                                                         ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                       (376,180)           (443,447)         (1,179,213)
   Net proceeds from acquisition                                                    --               995,594           1,239,162
                                                                         ---------------     ---------------     ---------------
             Net cash (used in)/provided by investing activities                (376,180)            552,147              59,949
                                                                         ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                     27,523          21,474,915          21,308,523
   (Net payments on) proceeds from long-term debt and capital leases            (128,856)         (2,081,703)         (2,434,822)
                                                                         ---------------     ---------------     ---------------
             Net cash (used in)/ provided by financing activities               (101,333)         19,393,212          18,873,701
                                                                         ---------------     ---------------     ---------------

NET (DECREASE) \ INCREASE IN CASH AND CASH EQUIVALENT'S                       (6,375,150)         14,971,557             992,107
CASH AND CASH EQUIVALENTS, beginning of period                                 7,367,257                --                  --
                                                                         ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                 $       992,107     $    14,971,557     $       992,107
                                                                         ===============     ===============     ===============


       See selected notes to unaudited consolidated financial statements.

                               eMAGIN CORPORATION
          Selected Notes to Unaudited Consolidated Financial Statements


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," as it continues to devote substantially all of its efforts to establishing a new manufacturing business, and it is just beginning to commence its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and are not related to the Company's planned principal operations of commercialization of products using organic light emitting diode (OLED) technology.

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

The purchase price was allocated as follows:

                  Deferred compensation                       $13,025,000

                  In-process research and development          12,820,000

                  Fixed assets                                  1,215,000

                  Other intangible assets                      16,805,000

                  Goodwill                                     54,635,000
                                                               ----------

                                                              $98,500,000

Goodwill and other intangible assets acquired are amortized over their estimated useful lives of three years. The Company recorded approximately $5.9 million and $11.7 million in amortization expense related to purchased intangible assets and goodwill for the three and six months ended June 30, 2001. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. Accordingly, based on the results of an independent appraisal, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology. This charge was recognized by the Company during the quarter ended September 30, 2000 and is included in the accompanying unaudited consolidated statement of operations for the period from inception (January 23, 1996) to June 30, 2001.

Note 4 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profit based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. Product revenue is recorded when products are shipped to customers, at which time, title passes to the customer and the Company has no remaining future obligations. No right of return is provided to the customers who have purchased the products, and no returns of such goods have been received by the Company to date.


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

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings Per Share" net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares have been excluded from the computation of diluted EPS, as their effect is antidilutive.


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

Note 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141,"Business Combinations" ("FAS 141") and No. 142, "Goodwill and other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives ( but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002.

The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

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

Overview

eMagin Corporation is a leading developer of organic light emitting diode ("OLED") microdisplays, and optics systems. We currently provide custom video display headsets, in limited quantities, largely to government customers. We are seeking to transition into commercial distribution of our products and technology as components to OEM system manufacturers for near-eye and headset applications. The products are targeted for handheld telecommunication and internet devices, wearable computers, and computer and entertainment headsets.

The Company has produced several preliminary prototype versions of the OLED microdisplay, including monochromatic and color display devices and has begun selling limited quantities of its first commercial OLED microdisplay product. Initial shipments of the Company's product have been evaluation kits (consisting of an OLED SVGA+ microdisplay and associated electronics for engineering evaluation) and follow-on orders, primarily from military contractors. To date, the primary customers of the Company's evaluation kit have been military contractors and commercial customers for medical applications as well as consumer product oriented customers. After an evaluation process of one to three months, customers are typically expected to order additional microdisplays for further evaluation and product prototypes. The size and pricing of follow-on orders will depend upon the customer and end product application and quantity. The Company expects to continue funding the development of prototype and demonstration versions of products incorporating OLED microdisplay and optics technology at least through 2001. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives will depend on a number of factors including acceptance of the OLED technology by various industries and OEMs, market acceptance of products incorporating the OLED technology, and the technical performance of such products. The Company expects to continue to incur significant operating losses until such time that it is selling its products in commercial quantities.

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                   COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000.

Prior to the acquisition of FED Corporation (the "Predecessor"), the Company had no operations. Management believes that the comparison of eMagin's financial results to that of the Predecessor provides the most meaningful comparative information to the reader. Accordingly, the following comparative information effects the operating results of eMagin Corporation for the three and six months ended June 30, 2001 and it should be read in conjunction with the consolidated interim financial statements and notes thereto in Part 1 Item 1 of this Quarterly Report. The comparison of financial information below for the period ended June 30, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through June 30, 2000 and Predecessor for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full six months of operations for each period. Reference is made to the Company's unaudited consolidated financial statements that are included herein, for further detail on the results of eMagin and Predecessor for their respective periods of ownership.

                                                            Three Months Ended                           Six Months Ended
                                                    ------------------------------------      ------------------------------------
                                                                                                                     Pro Forma (1)
                                                     June 30, 2001       June 30, 2000         June 30, 2001      June 30, 2000
                                                    -----------------   -----------------     ----------------    ----------------
CONTRACT REVENUE:
  Contract revenue                                  $      1,417,777    $        828,394      $     3,433,478      $    1,409,144
  Product revenue                                            198,228              -                   212,728            -
                                                    -----------------   -----------------     ----------------     ---------------
      Total revenue                                        1,616,005             828,394            3,646,206           1,409,144
                                                    -----------------   -----------------     ----------------     ---------------

COSTS AND EXPENSES:
Research and development, net of funding
   under cost-sharing arrangements of $244,829,
   $644,880, $443,025, $1,178,640 respectively      $      3,767,491    $      2,616,684      $     7,208,596      $    5,420,234
Amortization of purchased intangibles                      5,851,692           7,120,188           11,703,384           8,479,911
Non-cash charge for stock-based compensation                 733,476             834,777            1,469,454           8,868,573
Selling, general and administrative                        2,061,595           1,452,030            3,836,996           2,516,411
                                                    -----------------   -----------------     ----------------     ---------------
    Total costs and expenses, net                         12,414,254          12,023,679           24,218,430          25,285,129
                                                    -----------------   -----------------     ----------------     ---------------

OTHER (EXPENSE)/INCOME                              $       (34,507)    $        190,899      $        31,033      $   (2,740,606)
                                                    -----------------   -----------------     ----------------     ---------------
    Net Loss                                        $   (10,832,756)    $    (11,004,386)     $  ( 20,541,191)     $  (26,616,591)
                                                    =================   =================     ================    ================

(1) Represents the Pro Forma results of eMagin Corporation for the six months ended June 30, 2000 and FED Corporation for the period January 1 to March 15, 2000.

Revenues

Net revenue for the three and six months ended June 30, 2001 were $1.6 million and $3.6 million, respectively, as compared to $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2000. Revenues consist primarily of contracts funded by certain U.S. government programs, and the amount of revenues earned in any period is dependent upon, among other factors, the execution of new government contracts and funding issues, and may not be predictable or consistent from period to period but remains subject to unpredictable government funding issues.

In April 2001, the company commenced shipping of its first commercial product, an SVGA+ microdisplay, primarily in evaluation kits. Evaluation kits are composed of an OLED microdisplay with associated electronics for customer evaluation.

Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the Predecessor, has received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of June 30, 2001, the remaining costs to be incurred and billed on active cost sharing contracts totaled $0.9 million. Gross research and development expenses for the three and six months ended June 30, 2001 were $4.0 million and $7.7 million respectively and for the same periods in 2000, the Company's gross research and development expenses were $3.3 million and $6.6 million, respectively. Of these amounts, the Company received $0.2 million and $0.4 million in cost sharing from the U.S. Government for the three months and six months ended June 30, 2001 and $0.6 million and $1.2 million for the same periods in 2000, respectively. The $0.7 million and $1.1 million increase in gross expenses for the three months and six months ended June 30, 2001 reflects additional costs associated with equipment leases, personnel and material costs resulting from increased research and development activities and equipment additions at the Company's manufacturing facility.

Amortization of Purchased Intangibles

Amortization of purchased intangibles expense for the three and six months ending June 30, 2001 was $5.9 million and $11.7 million respectively as compared to $7.1 million and $8.5 million, respectively for the three and six months ended June 30, 2000.

Non-cash charge for stock-based compensation

Non-cash for stock-based compensation expense for the three and six months ending June 30, 2001 was $0.7 million and $1.5 million respectively, as compared to $0.8 million and $8.9 million respectively, for the three and six months ended June 30, 2000. The activity for the three months ending June 30, 2001 reflects amortization of deferred compensation costs related to the value of unvested options exchanged in the acquisition of FED in the first quarter of 2000. The activity for the six months ended June 30, 2000, on a pro-forma basis, primarily reflects a one-time charge of $7.8 million related to option and warrant activity by the Predecessor prior to the Merger.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three and six months ending June 30, 2001 were $2.1 million and $3.8 million respectively, as compared to $1.5 million and $2.5 million, respectively, for the three and six months ended June 30, 2000. The increase in selling, general and administrative expenses is primarily due to increases in personnel costs, marketing activity, legal and accounting fees.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through private placements of equity securities and research and development contracts.

Net cash used in operating activities was $5.9 million for the six months ended June 30, 2001. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2001. This represented capital expenditures of $0.4 million.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2001, and consisted primarily of cash payments on long-term debt and capital leases. As of June 30, 2001, we had $1.0 million in cash and cash equivalents.

Need for Additional Financing

     During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity or debt financing. The Company is currently devoting substantial resources to the establishment of sales and distribution relationships and it's initial product launch cycles. The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with its remaining cash resources at June 30, 2001, will be sufficient to fund the Company's operations into the second quarter of 2002 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result. The accompanying unaudited consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence.

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     In June 2001, we issued 16,002 shares of our common stock to Travelers Insurance Company upon Travelers Insurance Company's exercise of warrants to purchase common shares. We received gross proceeds in the amount of $27,523.44, which proceeds are to be used for general operating capital.

Item 6. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.

None.
                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eMAGIN CORPORATION


Dated:  August 14, 2001             By:      /s/ Andrew P. Savadelis
                                       -----------------------------------------
                                             Andrew P. Savadelis
                                             Executive Vice President, Finance
                                             and Chief Financial Officer