Form 10QSB
period 2001-09-30
EMAGIN CORP
filed 2001-11-14
CIK 1046995

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

                               eMAGIN CORPORATION
        (Exact name of small business issuer as specified in its charter)

                        Commission file number: 000-24757

                Delaware                                  56-1764501
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2001 the Registrant had 25,085,145 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

Index                                                                                                Page Number

PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2001 (unaudited)
              and December  31, 2000                                                                          1

              Unaudited Consolidated Statements of Operations For the Three-Months
              ended September 30, 2001 and  September 30, 2000                                                2

              Unaudited Consolidated Statements of Operations For the
              Nine-Months ended September 30, 2001, September 30, 2000 and for the period from
              Inception (January 23, 1996)  to September 30, 2001                                             3


              Unaudited Consolidated Statements of Cash Flows for the
              Nine-Months ended September 30, 2001, September 30, 2000 and for the
              period from Inception (January 23, 1996) to September 30, 2001                                  4

              Selected Notes to Unaudited Consolidated Financial Statements                                   5


Item 2.
              Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                            8



PART II OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                               12

SIGNATURE                                                                                                    12

                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                 September 30, 2001   December 31, 2000
                                                                       ------------------   -----------------
                                                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                            $   2,764,424         $   7,367,257
   Contract receivables                                                       659,049               825,733
   Unbilled costs and estimated profits on contracts in progress              371,284               627,347
   Prepaid expenses and other current assets                                  335,718               665,222
   Inventory                                                                   41,600                  --
                                                                        -------------         -------------
      Total current assets                                                  4,172,075             9,485,559

     Equipment and leasehold improvements, net of
accumulated depreciation of $1,016,535, and $556,365,
respectively                                                                1,234,853             1,268,304

    Goodwill and purchased intangibles, (Note 3)                            1,988,687            51,689,938

Other long-term assets                                                        195,201               105,394
                                                                        -------------         -------------
      Total assets                                                      $   7,590,816         $  62,549,195
                                                                        =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $   2,940,820         $   1,096,771
   Accrued payroll and related benefits                                     1,306,954             1,376,888
   Advanced payments on contracts to be completed                             275,000                  --
   Current portion of long-term debt                                          690,611               313,044
   Current portion of capital lease obligations                               154,848                  --
   Notes payable                                                            1,000,000                  --
   Deferred revenue                                                           121,322               311,812
   Other current liabilities                                                   42,235               144,000
                                                                        -------------         -------------
      Total current liabilities                                             6,531,790             3,242,545

LONG-TERM DEBT
    Long-term debt, net of current portion                                  1,787,880                  --
    Non-current portion of capital lease obligations                           87,966               122,984
                                                                        -------------         -------------
       Total long-term debt                                                 1,875,846               122,984

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 25,085,145 and
      25,069,143, respectively                                                 25,085                25,069
   Additional paid-in capital                                             117,086,056           116,622,811
   Deferred compensation                                                   (6,811,184)           (9,266,397)
   Deficit accumulated during the development stage                      (111,116,777)          (48,197,817)
                                                                        -------------         -------------
      Total shareholders' equity                                             (816,820)           59,183,666
                                                                        -------------         -------------
      Total liabilities and shareholders' equity                        $   7,590,816         $  62,549,195
                                                                        =============         =============

        See selected notes to unaudited consolidated financial statements
                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        Three-Months          Three-Months
                                                                           ended                 ended
                                                                     September 30, 2001    September 30, 2000
                                                                     ------------------    ------------------

CONTRACT REVENUE:
  Contract revenue                                                       $    898,755         $  1,011,763
  Product revenue                                                             277,873                 --
                                                                         ------------         ------------
    Total revenue                                                           1,176,628            1,011,763
                                                                         ------------         ------------

COSTS AND EXPENSES:
Research and development, net of funding
   under cost sharing arrangements of
   $846,734, and $201,467, respectively                                     2,692,869            2,830,773
Amortization and write-down of goodwill and purchased intangibles          37,997,868            6,703,593
Non-cash charge for stock-based compensation                                  719,907              710,049
Acquired in-process research and development                                     --             12,820,000
Selling, general and administrative expense                                 1,895,761            2,054,945
                                                                         ------------         ------------
    Total costs and expenses, net                                          43,306,405           25,119,360
                                                                         ------------         ------------

OTHER (EXPENSE)/INCOME                                                       (247,992)              70,947
                                                                         ------------         ------------


    Loss before provision for income taxes                                (42,377,769)         (24,036,650)

PROVISION FOR INCOME TAXES                                                       --                   --
                                                                         ------------         ------------

    Net loss                                                             $(42,377,769)        $(24,036,650)
                                                                         ============         ============

Basic and diluted net loss per common share                              $      (1.69)        $      (0.96)
                                                                         ============         ============

Basic and diluted weighted average
common shares outstanding                                                  25,085,145           25,069,143
                                                                         ============         ============


       See selected notes to unaudited consolidated financial statements.

                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                  Period from
                                                                        Nine-Months         Nine-Months            inception
                                                                           ended               ended          (January  23, 1996)
                                                                     September 30, 2001  September 30, 2000   to September 30, 2001
                                                                     ------------------  ------------------  -----------------------

CONTRACT REVENUE:
  Contract revenue                                                     $   4,332,233       $   1,852,423          $   6,889,820
  Product revenue                                                            490,601                --                  490,601
                                                                       -------------       -------------          -------------
    Total revenue                                                          4,822,834           1,852,423              7,380,421
                                                                       -------------       -------------          -------------

COSTS AND EXPENSES:
Research and development, net of funding
   under cost sharing arrangements of
   $1,289,759, $1,205,107 and $2,621,151, respectively                     9,901,465           6,070,487             19,536,413
Amortization and write-down of goodwill and purchased intangibles         49,701,252          15,010,479             70,633,573
Acquired in-process research and development                                    --            12,820,000             12,820,000
Non-cash charge for stock-based compensation                               2,189,361           1,799,772              4,729,189
Selling, general and administrative expense                                5,732,757           3,748,632             10,913,270
                                                                       -------------       -------------          -------------
    Total costs and expenses, net                                         67,524,835          39,449,370            118,632,445
                                                                       -------------       -------------          -------------

OTHER  (EXPENSE)/INCOME                                                     (216,959)            298,755                135,247
                                                                       -------------       -------------          -------------


    Loss before provision for income taxes                               (62,918,960)        (37,298,192)          (111,116,777)

PROVISION FOR INCOME TAXES                                                      --                  --                     --
                                                                       -------------       -------------          -------------

    Net loss                                                           $ (62,918,960)      $ (37,298,192)         $(111,116,777)
                                                                       =============       =============          =============

Basic and diluted net loss per common share                            $       (2.51)      $       (1.76)
                                                                       =============       =============

Basic and diluted weighted average
common shares outstanding                                                 25,076,294          21,164,124
                                                                       =============       =============


        See selected notes to unaudited consolidated financial statements
                                        3
                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                    Period from
                                                                           Nine-Months         Nine-Months           inception
                                                                              ended               ended          (January 23 1996)
                                                                       September 30, 2001  September 30, 2000  to September 30, 2001
                                                                       ------------------  ------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (62,918,960)      $ (37,298,192)      $(111,116,777)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization and impairment loss                         50,161,423          15,333,175          71,650,944
   Loss on disposal of assets                                                    44,191                --               141,904
   Non-cash charge for stock based compensation                               2,189,361           1,799,772           4,729,189
   Non-cash related to issuance of warrants                                     189,508                                 189,508
   Non-cash charge due to beneficial conversion                                   2,922                                   2,922
   Acquired in-process research and development                                    --            12,820,000          12,820,000
   Changes in operationg assets and liabilities, net of acquisition:
       Contract receivables                                                     166,684              48,907            (527,086)
       Unbilled costs and estimated profits on contracts in progress            256,063            (433,962)            248,280
       Inventory                                                                (41,600)                                (41,600)
       Prepaid expenses and other current assets                                329,504             (75,687)            (30,002)
       Other long-term assets                                                   (89,808)               --              (184,751)
       Advance payments                                                         275,000                                 275,000
       Deferrred revenue                                                       (190,490)                               (190,490)
       Accounts payable, accrued expenses and accrued payroll                 1,761,766                               1,761,766
       Other current liabilities                                               (101,766)            (17,856)            261,085
                                                                          -------------       -------------       -------------
             Net cash used in operating activities                           (7,966,202)         (7,823,843)        (20,010,108)
                                                                          -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                      (470,910)           (849,739)         (1,273,943)
   Net proceeds from acquisition                                                   --               995,594           1,239,162
                                                                          -------------       -------------       -------------
             Net cash (used in)/provided by investing activities               (470,910)            145,855             (34,781)
                                                                          -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants                                            27,523          21,467,638          21,308,523
   Payments of long term debt and capital leases                               (193,244)         (2,219,591)         (2,499,210)
   Proceeds from long-term and short term debt                                4,000,000                               4,000,000
                                                                          -------------       -------------       -------------
             Net cash provided by/(used in) financing activities              3,834,279          19,248,047          22,809,313
                                                                          -------------       -------------       -------------

NET (DECREASE) \  INCREASE  IN CASH AND CASH EQUIVALENT'S                    (4,602,833)         11,570,059           2,764,424
CASH AND CASH EQUIVALENTS, beginning of period                                7,367,257                --                  --
                                                                          -------------       -------------       -------------

CASH AND CASH EQUIVALENTS, end of period                                  $   2,764,424       $  11,570,059       $   2,764,424
                                                                          =============       =============       =============


       See selected notes to unaudited consolidated financial statements.

                               eMAGIN CORPORATION
          Selected Notes to Unaudited Consolidated Financial Statements


Note 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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
                                                              ----------

                                                             $98,500,000

Goodwill and other intangible assets acquired are amortized over their estimated useful lives of three years. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development were charged to expense as part of the allocation of purchase price. Accordingly, based on the results of an independent appraisal, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology. This charge was recognized by the Company during the quarter ended September 30, 2000. During the quarter ended September 30, 2001, the Company recorded an amortization and impairment write-down of its goodwill of approximately, $38.0 million to reduce the carrying amount of the goodwill to its estimated fair value. The goodwill impairment charge is included in the unaudited consolidated statement of operations for the quarter ended September 30, 2001. An explanation of the impairment write down is detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations under Amortization of Purchased Intangibles.

Note 4 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profit based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. Product revenue is recorded when products are shipped to customers, at which time, title passes to the customer and the Company has no remaining future obligations. Except for product defects, no right of return is provided to the customers who have purchased the products, and no significant returns of such goods have been received by the Company to date.


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

Note 7 - DEBT

On August 20, 2001 (the "closing date") the Company entered into a $1.0 million bridge loan arrangement with The Travelers Insurance Company ("Travelers"). The loan accrues interest at an annual rate of 9.25% and matures on May 20, 2002. Additionally for each week the loan is outstanding following the closing date of the arrangement, the Company is required to issue $50,000 worth of warrants to Travelers. The Company issued 184,104 warrants to Travelers during the three months ended September 30, 2001 and recognized related interest expense of $187,064 based upon the fair value of the warrants on the date of grant calculated with the Black - Scholes option pricing model.

On September 18, 2001 (the "closing date") the Company entered into a $3.0 million convertible debt arrangement with SK Corporation. The debt accrues interest at an annual rate of 4% and matures on September 18, 2004. In connection with this debt arrangement, the Company issued warrants for the purchase of 205,479 shares of the Company's common stock at an exercise price of $1.46 per share. The intrinsic value of these warrants of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. For the three months ended September 30, 2001 $2,500 has been amortized and is included in interest expense in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2001.

Based on the terms of the debt arrangement with SK Corporation, the conversion terms of the debt provide for a beneficial conversion feature. The value of the beneficial feature of approximately $285,000 is recorded as an offset to the debt account and will be amortized into interest expense over the period of the debt. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date.

Additionally, the terms of the debt arrangement provide for a put option, exercisable at the option of SK Corporation to redeem up to 25% of the face value of the debt each 90 day period beginning on September 19, 2002. Accordingly, 25% of the face value of the debt has been classified as short-term debt as of September 30, 2001.

Note 8 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share.

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

Note 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required for adoption for fiscal years beginning after June 15, 2002. Management has reviewed the provisions of SFAS 143, and believes that upon adoption, it will not have a significant effect on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations ? Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The Company is currently evaluating the impact that SFAS 144 will have on its consolidated financial statements.

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

The Company has produced several preliminary prototype versions of the OLED microdisplay, including monochromatic and color display devices and has begun selling limited quantities of its first commercial OLED microdisplay product. Initial shipments of the Company's product have been evaluation kits (consisting of an OLED SVGA+ microdisplay and associated electronics for engineering evaluation) and follow-on orders, primarily from military contractors. To date, the primary customers of the Company's evaluation kit have been military contractors and commercial customers for medical applications as well as consumer product oriented customers. After an evaluation process of one to three months, customers are typically expected to order additional microdisplays for further evaluation and product prototypes. The size and pricing of follow-on orders will depend upon the customer and end product application and quantity. The Company expects to continue funding the development of prototype and demonstration versions of products incorporating OLED microdisplay and optics technology at least through 2002. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives will depend on a number of factors including acceptance of the OLED technology by various industries and OEMs, market acceptance of products incorporating the OLED technology, and the technical performance of such products. The Company expects to continue to incur significant operating losses until such time that it is selling its products in commercial quantities.

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

Prior to the acquisition of FED Corporation (the "Predecessor"), the Company had no operations. Management believes that the comparison of eMagin's financial results to that of the Predecessor provides the most meaningful comparative information to the reader. Accordingly, the following comparative information effects the operating results of eMagin Corporation for the three and nine months ended September 30, 2001 and it should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto in Part 1
Item 1 of this Quarterly Report. The comparison of financial information below for the period ended September 30, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through September 30, 2000 and Predecessor for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full nine months of operations for each period. Reference is made to the Company's unaudited consolidated financial statements that are included herein, for further detail on the results of eMagin and Predecessor for their respective periods of ownership.

                                                                          Three Months Ended              Nine Months Ended
                                                                     ------------------------------    ----------------------------
                                                                                                                       Pro Forma (1)
                                                                     September 30,    September 30,    September 30,   September 30,
                                                                         2001             2000             2001            2000
                                                                     -------------    -------------    -------------   -------------

CONTRACT REVENUE:
  Contract revenue                                                   $    898,755    $  1,011,763    $  4,332,233    $  2,420,907
  Product revenue                                                         277,873            --           490,601            --
                                                                     ------------    ------------    ------------    ------------
      Total revenue                                                     1,176,628       1,011,763       4,822,834       2,420,907
                                                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
Research and development, net of funding
   under cost-sharing arrangements of $846,734,
   $201,467, $1,289,759 $1,380,107 respectively                      $  2,692,869    $  2,830,773    $  9,901,465    $  8,251,006
Amortization and write-down of goodwill and purchased intangibles      37,997,868       6,703,593      49,701,252      15,335,574
Non-cash charge for stock-based compensation                              719,907         710,049       2,189,361       9,578,622
Acquired in process research and development                                    0      12,820,000               0      12,820,000
Selling, general and administrative                                     1,895,761       2,054,945       5,732,757       4,419,287
                                                                     ------------    ------------    ------------    ------------
    Total costs and expenses, net                                      43,306,405      25,119,360      67,524,835      50,404,489
                                                                     ------------    ------------    ------------    ------------

OTHER (EXPENSE)/INCOME                                               ($   247,992)   $     70,947    ($   216,959)   ($ 2,669,659)
                                                                     ------------    ------------    ------------    ------------
    Net Loss                                                         ($42,377,769)   ($24,178,544)   ($62,918,960)
                                                                     ============    ============    ============    ============

1 Represents the Pro Forma results of eMagin Corporation for the nine months ended September 30, 2000 and FED Corporation for the period January 1 to March 15, 2000.

Revenues

Net revenue for the three and nine months ended September 30, 2001 were $1.2 million and $4.8 million, respectively, as compared to $1.0 million and $2.4 million, respectively, for the three and nine months ended September 30, 2000. Revenues consist primarily of contracts funded by certain U.S. government programs, and the amount of revenues earned in any period is dependent upon, among other factors, the execution of new government contracts and funding issues, and may not be predictable or consistent from period to period but remains subject to unpredictable government funding issues.

Product revenues of $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2001 included SVGA+ microdisplay evaluation kits and follow-on shipments, primarily to government contractors. Evaluation kits are composed of an OLED microdisplay with associated electronics for customer evaluation.

Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company and, historically, the Predecessor, has received cost sharing awards from certain U.S. government agencies to fund certain research and development efforts. As of September 30, 2001, the remaining costs to be incurred and billed on active cost sharing contracts totaled $0.9 million. Gross research and development expenses for the three and nine months ended September 30, 2001 were $3.5 million and $11.2 million respectively and for the same periods in 2000, the Company's gross research and development expenses were $3.0 million and $9.6 million, respectively. Of these amounts, the Company received $0.8 million and $1.3 million in cost sharing from the U.S. Government for the three months and nine months ended September 30, 2001 and $0.2 million and $1.4 million, respectively for the same periods in 2000. The $0.5 million and $1.6 million increase in gross expenses for the three months and nine months ended September 30, 2001 reflects additional costs associated with personnel and material costs resulting from increased research and development activities oriented towards commercializing the Company's products.

Amortization of Purchased Intangibles and Impairment Charge

The Company's ability to realize its goodwill is dependent upon its ability to raise sufficient financing in order to expand the rollout and commercialization of its products. In the third quarter of 2001, the Company was able to secure a limited amount of additional financing to fund its operations, however such financing was not in the amount the Company expected to be able to secure, nor was it enough to rollout commercialization of its product on a wide scale basis, as had been contemplated by its business plan. Based on these current factors, the Company revised its future business plan and evaluated the carrying value of the goodwill that was a result of its acquisition of FED. Based on this evaluation, the Company determined that the goodwill was impaired and accordingly, recorded an adjustment to the carrying value of the goodwill of $32 million based on the estimated discounted net cash flow to be generated over the remaining life of the asset. Inclusive of this impairment write-off, amortization of purchased intangibles expense for the three and nine months ending September 30, 2001 was $38.0 million and $49.7 million respectively as compared to $6.9 million and $15.3 million, respectively for the three and nine months and ended September 30, 2000.

Non-cash charge for stock-based compensation

Non-cash charge for stock-based compensation expense for the three and nine months ending September 30, 2001 was $0.7 million and $2.2 million, respectively, as compared to $0.7 million and $9.6 million, respectively, for the three and nine months ended September 30, 2000. The activity for the three months ending September 30, 2001 reflects amortization of deferred compensation costs related to the value of unvested options exchanged in the acquisition of FED in the first quarter of 2000. The activity for the nine months ended September 30, 2000, on a pro-forma basis, primarily reflects a one-time charge of $7.8 million related to option and warrant activity by the Predecessor prior to the Merger.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses for the three and nine months ending September 30, 2001 were $2.1 million and $5.8 million respectively, as compared to $1.9 million and $4.4 million, respectively, for the three and nine months ended September 30, 2000. The increase in selling, general and administrative expenses is primarily due to increases in marketing activity, legal and accounting fees.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through private placements of equity securities and research and development contracts.

Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2001. Cash used in operating activities resulted primarily from our net loss offset by increases from non-cash charges.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2001, representing capital expenditures.

Net cash generated by financing activities was $3.8 million for the nine months ended September 30, 2001, and consisted primarily of long-term debt financing. The Company completed a bridge loan with The Travelers Insurance Company for $1.0 million at an annual interest rate of 9.25% and a maturity date of May 20, 2002. The Company also completed a $3.0 million convertible note with SK Corporation with a term of three years at an annual interest rate of 4%. As of September 30, 2001, we had $2.8 million in cash and cash equivalents.

Need for Additional Financing

     During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity or debt financing. The Company is currently devoting substantial resources to the establishment of sales and distribution relationships and it's initial product launch cycles. The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with its remaining cash resources at September 30, 2001, will be sufficient to fund the Company's operations into the second quarter of 2002 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result. The accompanying unaudited consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence.

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8

     The Company filed three reports on form 8-K during the quarter ended September 30, 2001. Information regarding the items reported on is as follows:

     DATE OF REPORT                 ITEM REPORTED ON
     --------------                 ----------------

     July 20, 2001                  Update results of the shareholders proxy voting.

     September 4, 2001              Disclosed the bridge loan with "The Travelers Insurance Company"
                                    including the terms of the agreement.

     September 26, 2001             Disclosed the convertible note debt with SK Corporation including the terms of the agreement

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   eMAGIN CORPORATION


Dated:  November 14, 2001           By: /s/ Andrew P. Savadelis
                                       ----------------------------------
                                       Andrew P. Savadelis
                                       Executive Vice President, Finance
                                       and Chief Financial Officer