Form 10-K
period 2001-12-31
EMAGIN CORP
filed 2002-04-01
CIK 1046995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-24757

                               eMagin Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 56-1764501
       ------------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization and I.R.S. Employer Identification No.)



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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 was approximately $37.8 million, based upon the closing sales price of the Registrant's common stock as quoted on the AMEX. The number of shares outstanding of the Registrant's common stock as of March 1, 2002 was 25,171,183

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

..

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before April 30, 2002 is incorporated by reference in
Part III hereof).

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Item 12:          Security Ownership of Certain Beneficial Owners and Management

Item 13:          Certain Relationships and Related Transactions

                                     PART IV

Item 14:          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

                                   SIGNATURES

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1:  BUSINESS

Introduction

     eMagin Corporation designs, develops, and markets OLED (organic light emitting diode)-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create a virtual image that appears comparable to that of a computer monitor or a large-screen television. Our first commercial product, the SVGA+ (Super Video Graphics Array plus 52 added columns of data) OLED microdisplay was first offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) microdisplay was first shipped in February 2002. We are now accepting orders for larger quantities of our first microdisplay product and shipping samples of our second commercial microdisplay product. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.

     Our OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our OLED technology, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with expected lower overall system costs relative to alternate microdisplay technologies. We license fundamental OLED technology from Eastman Kodak and we have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. Stanford Resources-iSuppli, an industry market research organization, has recently identified the emergence of OLED technology as a major advance, with OLED revenue expected to rise to more than $1.6 billion in 2007 from $200 million this year.

As the first to exploit OLED technology for microdisplays, and with our partners and intellectual property, we believe that we enjoy a significant advantage in the commercialization of this display technology. We are the only company to announce, publicly show and sell full-color OLED-on-silicon microdisplays.

Industry Overview

     The overall flat panel display industry is predicted to grow to over $69 billion in 2005, according to market research by DisplaySearch. Within the flat panel industry there are various sizes and applications of flat panel displays, ranging from wall size signage to calculator and viewfinder displays. Displays are sold as independent products (such as flat TVs) or as components of other systems (such as laptop computers). Our products target one segment of the flat panel industry - near-eye microdisplays.

     Near-eye microdisplays are used in small optically magnified devices such as video headsets, camcorders, viewfinders and other portable devices. Microdisplays are typically of such high resolution that they are only practically viewed with magnifying optics. Although the displays are typically physically smaller than a postage stamp, they can provide a magnified viewing area similar to that of a full size computer screen. For example, when magnified through a lens, a high-resolution 0.5-inch to 0.75-inch diagonal display can appear comparable to a 19 to 21-inch diagonal computer screen at about 2 feet from the viewer or a 60-inch TV screen at about 6 feet. One version of our optics recreates the viewing and sound experience of sitting in the middle seat of a typical movie theater.

     Stanford Resources-iSuppli, a market intelligence firm focusing on the global electronic display industry, forecasts that the world market for microdisplays as components will grow from $669 million in 2001 to $1.9 billion in 2007, for a compounded annual growth rate of 19%. Another leading industry market research organization, DisplaySearch, projects that the microdisplay market is expected to grow to $3.1 billion by 2005.

     We believe that the most significant driver of the microdisplay market is growing consumer demand for mobile access to larger volumes of information and entertainment in smaller packages. This desire for mobility has resulted in the development of microdisplay products in two categories: (i) near-eye microdisplays incorporated in products such as viewfinders, digital cameras, video cameras and personal viewers for cell phones and (ii) headset-application platforms which include mobile devices such as notebook and sub-notebook computers, wearable computers, portable DVD systems, games and other entertainment.

     Until now, microdisplay technologies have not simultaneously met all of the requirements for high resolution, full color, low power consumption, brightness, lifetime, size and cost which are required for successful commercialization in OEM consumer products. We believe that our new OLED-on-silicon microdisplay product line meets these requirements better than alternate products and will help to enable virtual imaging to emerge as an important display industry segment.

Our Approach: OLED-on-Silicon Microdisplays and Optics

Our microdisplays are based upon organic light emitting diode (OLED)-on-silicon technology. Our OLED-on-silicon technology uniquely permits millions of individual low-voltage light sources to be built on low-cost, silicon computer chips to produce single color, white, or full-color display arrays. OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in very compact, integrated systems with lowered overall system costs relative to alternate technologies.

We have developed our own proprietary technology to create high performance OLED-on-silicon microdisplays and related optical systems and we license fundamental OLED technology from Eastman Kodak. (See "Intellectual Property" and "Strategic Relationships") We expect that the integration of our OLED-on-silicon microdisplays into mobile electronic products will result in lower overall system costs to our original equipment manufacturer
(OEM) customers.

We believe that our OLED-on-silicon microdisplays represent a new generation of microdisplay technology. Because our microdisplays generate and emit light, they have a wider viewing angle than competing liquid crystal microdisplays, and because they have the same high brightness at all forward viewing angles, our microdisplays permit a large field-of-view and superior optical image. The wider viewing angle of our display results in the following superior optical characteristics:

o the user does not need to as accurately position the head-wearable display to the eye;

o the image will change minimally with eye movement and appear more natural; and

o        the display can be placed further from the eye.

     In addition, our OLED-on-silicon microdisplays offer faster response times and use less power than competitive liquid crystal microdisplay systems. We expect that our integrated electronics and unique OLED characteristics, coupled with our lenses, will result in lower overall system costs for OEMs.

     Our OLED microdisplay stores, until refreshed, all the color and luminance value information at each of the more than 1.5 million picture elements (pixels) in the display array, eliminating the flicker or color breakup seen by most other high-resolution microdisplay technologies. Power consumption at the system level is expected to be the lowest of any full-color, full-video SVGA resolution range, large view microdisplay on the market. The OLED's ability to emit light at wide angles allows customers to create large field of view (approx. 40 degrees), wide image capture range images from very compact, low-cost, one-piece optical systems. The display contains the majority of the electronics required for connection to the RGB (red, green, blue signal) port of a portable computer imbedded in its silicon chip backplane, thereby eliminating many other components required by other display technologies such as D-A converters, application-specific integrated circuits (ASICs), light sources, multiple optical elements, and other components. We believe that these features enable our new class of microdisplay to potentially be the most compact, highest image quality, and lowest cost solution for high resolution near-eye applications, once in full production.

     We have completed the development of our first two customer-oriented products, our SVGA+ resolution microdisplay (1.53 million picture elements) and our stereovision-capable SVGA-3D microdisplay (1.44 million picture elements). We are currently far along in developing a military and industrial oriented ultra-high-luminance SXGA integrated circuit (3.9 million picture elements) that is due for completion in 2002. We plan to sell our OLED-on-silicon microdisplays for use as components by customers who prefer to design and build their own lenses. We also plan to offer OLED processing on our customers' integrated circuits to some OEMs who design their own integrated circuits. We also provide Developer Kits which include a color SVGA+ resolution microdisplay and associated electronics required for OEMs to build and test new products. This developer kit provides OEMs with the first opportunity for evaluation of an OLED-on-silicon microdisplay.

Our Products

     We offer our products to Original Equipment Manufacturers (OEM) and other large volume buyers as both separate components and integrated bundles in a three-tiered platform:

     (1) OLED-on-silicon microdisplays for integration into OEM products for consumer, industrial, and military markets;

     (2)   MicroviewerTM    modules   that   incorporate   our   OLED-on-silicon
     microdisplays with compact lenses and electronic interfaces for integration into OEM products for consumer, industrial, and military markets; and

     (3) Head-wearable display systems that will incorporate our MicroviewersTM for consumer and industrial markets.

     We also plan to offer engineering support, enabling customers to quickly integrate our products into their own product development programs.

     (1) OLED Microdisplay Products

     We serve as a component manufacturer by supplying our OLED-on-silicon microdisplays for those customers who have their own lenses or integrated circuits. Our first commercial microdisplay products include:

     0.62-inch Diagonal SVGA+ (Super Video Graphics Array plus 52 added columns of data) for Consumer OEMs. This display has a resolution of 852 x 3 x 600 pixels, and was dubbed "SVGA+" because it has 52 more display columns than a standard SVGA display. The design permits users to run either (1) standard SVGA (800 x 600 pixels) to interface to the analog output of many portable computers or (2) 852 x 480, using all the data available from a DVD player in a 16:9 wide screen entertainment format. The SVGA+ can be made as a full-color or monochrome microdisplay primarily for high-performance and large-view consumer OEM products such as games, video/data head-wearable displays, digital cameras, video cameras and other portable electronics applications. The display also has an internal NTSC monochrome video decoder for low power night vision systems. This product is designed to interface with most portable personal computers.

     0.59-inch Diagonal SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) for Consumer OEMs. This display has a resolution of 800 x 3 x 600 pixels. The SVGA-3D can be made as a full-color or monochrome microdisplay primarily for high-performance and large-view consumer OEM products such as personal computer games and video/data head-wearable displays, but is also designed to be applicable for digital cameras, video cameras and other portable electronics applications since the 3D feature is optional. A built-in circuit provides compatibility with single channel frame sequential stereoscopic vision without additional external components. In high volumes, the SVGA-3D is priced lower than the SVGA+, so it is likely to be selected whenever the OEM customer does not need monochrome NTSC or the extra columns of resolution.

     0.98-inch Diagonal SXGA (Super Extended Video Graphics Array) for Industrial, Medical and Military Applications. We are developing an introductory SXGA microdisplay product as a personal computer-compatible headset display for military, medical, high-end commercial, and industrial applications. This product will have 1280 x 1024 monochrome pixels and will be adaptable to color VGA resolution. The display will have a capability for very high luminance. We expect that this display will be able provide over 30,000 Cd/m2 luminance. For reference, a typical notebook computer operates at 80 Cd/m2 peak luminance. This digital video and data interface product is being designed to exhibit a wide dimming range and high luminance for special military applications. We anticipate that the performance features of the SXGA, such as high-speed digital video and 256 gray levels, have the potential to serve as a catalyst for the development of new applications.

         (2) MicroviewerTM Products Incorporating Lenses

     By providing an integrated solution of a complete microdisplay and lens assembly to integrate into OEM customers' end product design, OEM customers can avoid incurring expensive optics design and tooling costs. Different lens and microdisplay specifications can be mixed and matched to be adapted to many end products.

     We have developed advanced lens technology for several applications and hold key patents on low cost, high performance lens technology for microdisplay applications. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue.

     We intend to sell MicroviewerTM modules to OEMs for integration with their branded products, or incorporated into eGlassTM Personal ViewerTM head-wearable displays to be supplied by our subsidiary, Virtual Vision, Inc. Some of our potential customers have stated a preference for MicroviewersTM over microdisplays since MicroviewersTM incorporate lenses which save OEMs a step in their manufacturing process and can save them the long time required to develop a high performance lens system.

          (3) eGlassTM Personal ViewerTM Head-Wearable Systems

     Personal ViewerTM head-wearable systems, such as our eGlassTM Personal ViewerTM, give users the ability to work with their hands while simultaneously viewing information or video on the display. Our head-wearable displays are a versatile computer enabler, capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye using a 0.59-inch diagonal microdisplay (SVGA-3D). We believe that Personal Viewer head-wearable displays will fill the increasing demand for instant data accessibility in mobile workplaces. We expect to sell the head-wearable displays primarily to OEM systems and equipment customers through direct sales and our e-commerce website which is under development.

     We believe that our strategy of offering our products both as separate components and as integrated bundles that include microdisplays and lenses will allow us to address the needs of the largest number of potential customers.

Recent Product and Technology Awards

o Dual Use Technology Achievement Award

     March 2002. eMagin and the US Air Force Armstrong Laboratory received first place for the US Air Force and was recognized as one of the best dual use technologies in 2001 recognition across all branches of the Armed Services for the Second Annual Dual Use Science and Technology Achievement Award awarded by the Deputy Under Secretary for Defense, Charles J. Holland. The award recognizes the best dual use programs and honors those responsible for developing and implementing technology beneficial to both military and commercial sectors.

o 2001 Product of the Year

     January 17, 2001. eMagin received a 2001 Product-of-the-Year Award from Electronic Products Magazine, honoring eMagin for the development of its first-of-class high-resolution active matrix OLED-on-silicon microdisplay, based on significant advances in technology.

o 2001 U.S. Army Phase II Quality Award

     August  21,  2001.  eMagin  received  a 2001 US Army SBIR  (Small  Business
Innovation Research) Phase II Quality Award for the development of high-resolution active matrix OLED microdisplays for incorporation into military head-mounted displays. The annual Quality Awards Program recognizes top quality Army Phase II projects for their technical achievement, contribution to the Army and potential for commercial use. Selected by a distinguished panel of Army and industry experts, eMagin's project was among only five selected to receive a 2001 U.S. Army SBIR Phase II Quality Award through the rigorous Quality Awards competition.

o Display of the Year 2000 Gold Award

     June 6, 2001. eMagin was honored by The Information Display Magazine and Society Information Display with the Display of the Year Gold Award for its OLED-on-Silicon microdisplay. The Display of the Year Award was established in 1995 to recognize outstanding products chosen for their innovation and potential impact on current and future display markets. An international committee of distinguished display technologists and leading editors in a four-month process of nominations and voting made the selection.

Our Market Opportunity

     The growth potential of our selected target market segments have been investigated using information gathered from key industry market research firms, including Display Search, Frost and Sullivan, Fuji-Chimera, International Data Corporation, Nikkei, SEMI, Stanford Resources-iSuppli and others. Such data was obtained using published reports and data obtained at industry symposia. We have also relied substantially on market projections obtained privately from industry leaders, industry analysts, and potential customers.

     We believe that the consumer oriented, virtual-imaging market is characterized by about 20 large OEMs that, collectively, dominate 90% of the market. The non-consumer market consists of niches - industrial, medical, military, arcade games, 3-D CAD/Virtual Reality, and wearable computers. Within each of these market sectors, we believe that our microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. We are targeting the following applications:

(1) Near-Eye Viewers for Digital Cameras, Camcorders and Hand-held Internet and Telecommunications Appliances

     We believe that our microdisplays will enhance near-eye applications in the following groups of products:

     -- Digital cameras and camcorders, which typically use direct view displays at low resolution, offer a small visual image, and are difficult to see on sunny days. According to Display Search, 41 million digital cameras and 13 million camcorders are expected to be sold in 2005. Some of these products may incorporate microdisplays as high-resolution viewfinders which would permit individuals to see enlarged, high-resolution proofs immediately upon taking the picture, giving them the opportunity to retake a poor shot.

     -- Mobile phones and other hand-held Internet and telecommunications appliances which will enable users to access full web and fax pages, data lists and maps in a pocket-sized device. According to the Fuji Chimera Research Institute, an industry market research organization, by 2005 the cellular phone and handheld portable digital assistant markets will grow to 655 million units and 20 million units, respectively. Some of these products may eventually incorporate our microdisplays. In order for the high-resolution wireless telecommunications market to develop, Generation 3 (G3) high speed data transmission must become widely available.

     For each of these applications, we anticipate that our microdisplays, combined with compact optic lenses, will offer higher resolution, lower power and system cost and achieve larger images than are currently available in the consumer market. As a result, we believe that we can obtain a sizeable share of the market for the display components of these mobile electronic products.

(2) Head-wearable Display Platforms

     Head-wearable displays incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as HMDs or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest is due to accelerating the timetable to adapt such systems to military applications such as night vision and fire and rescue applications.

     Military

     Military demand for head-wearable displays is currently being met with microdisplay technologies that we believe to be inferior to our OLED-on-silicon products. The new generation of soldiers will be highly mobile, and will often need to carry highly computerized communications and surveillance equipment. To enable interaction with the digital battlespace, rugged, yet lightweight and energy efficient technology is required. Currently available microdisplay technologies do not meet the requirements for low power, hands-free, day and night-viewable displays. Our OLED microdisplays demonstrate performance characteristics important to military and other demanding commercial and industrial applications including high brightness and resolution, wide dimming range, wider temperature operating ranges, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments, and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. The OLED's very low power consumption reduces battery weight and increases allowed mission length. Properly implemented, we believe that head-mounted systems incorporating our microdisplays will increase effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness to be used in daylight, yet controllable for nighttime light security. The OLED's wide temperature range is especially of interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions.

     Our OLED microdisplays were selected for several aircraft vehicles and soldier applications, including the US Army Land Warrior program and the US Air Force Joint Strike Fighter. Land Warrior, a core program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Kaiser Electro-Optics, a Rockwell Collins company and the principal contractor for the US Army's Land Warrior HMD system, and eMagin will apply their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. The US Army expects to initially equip more than 40,000 soldiers with the Land Warrior system. The US Air Force has selected our OLED microdisplay technology for incorporation into the Strike Helmet 21 system that uses Integrated Panoramic Night Vision Goggles (IPNVG) in avionics helmets. The Strike Helmet 21 system is targeted for integration into F-15E aircraft in the 2003-2004 time period. Similar systems are of interest for other military applications as well as for related operations such as fire and rescue.

     Commercial and Industrial

     We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of microdisplay applications include: immediate access to inventory (parts, tools and equipment availability); instant accessibility to maintenance or construction manuals; routine quality assurance inspection; and real-time viewing of images and data during microsurgery or endoscopy.

     Consumer

     We believe that our head-wearable display products will enhance the following consumer products:

     -- Entertainment and gaming video headset systems, which permit individuals to view television (including HDTV), video CDs, DVDs and video games on virtual large screens or stereovision in private without disturbing others. Even though entertainment and gaming headsets represent an emerging product class, we are seeing demand from OEMs. Headset game systems for portable computers with head tracking and/or stereovision appears to be our predominate high quantity near term market opportunity, with several customers indicating an interest in large production quantities of our displays. Our current SVGA-3D display was designed specifically for this market. We believe that these new headset game systems can provide a game or telepresence experience not otherwise practical using conventional direct view display technology. We expect low cost to be important for success in this field, and expect our product cost to decrease in high quantity production.

     -- Notebook computers, which can use head-wearable devices to reduce power as well as expand the apparent screen size and increase privacy. Current notebook computers do not use microdisplays. Our products can apply not only to new models of notebook computers, but also as aftermarket attachments to older notebooks still in use. We expect to market our head-wearable displays to be used as plug-in peripherals to be compatible with most notebook computers. We believe that the SVGA-3D microdisplay is well-suited for most portable PC headsets. Our microdisplays can be operated using the USB power source of most portable computers. To our knowledge, it is the only microdisplay that is capable of doing this without potentially damaging the PC. This eliminates added power supplies, batteries, and rechargers and reduces system complexity and cost.

     -- Handheld personal computers, whose small, direct view screens are often limitations, but which are now capable of running software applications that would benefit from a larger display. Microdisplays can be built into handheld computers to display more information content on virtual screens without forfeiting portability or adding the cost a larger direct view screen. Microdisplays are not currently used in this market. We believe that GPS viewers and other novel products are likely to develop as our displays become more available.

     -- Highly compact wearable computers and personal digital assistants (PDAs) using video headsets as screens can be made possible by high-resolution microdisplays. A lightweight (under one pound) pocketsize computer can potentially be created with a fold-out keyboard, compact input device, or voice actuation and a headset that provides a near-desktop personal computer experience.

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

                     Selected Applications by Market Sector

------------------------------- ------------------------------------------------
    Sector                      Representative Applications
------------------------------- ------------------------------------------------
Portable Computer Peripheral    o   Notebook and SuperSubnotebook computer
                                    headsets
                                o   Miniature data viewers
------------------------------- ------------------------------------------------
Entertainment                   o   Games
                                o   Headset Television/DVDs
------------------------------- ------------------------------------------------
------------------------------- ------------------------------------------------
Industrial, Medical, &          o   Surgery and Dentistry
Administration                  o   Industrial Control and Safety
                                o   Emergency Services
                                o   Inventory and Retail
                                o   Institutional Control
                                o   Maintenance (Industry & Consumer)
                                o   Communications
                                o   Finance
                                o   Education and Training
------------------------------- ------------------------------------------------
Military                        o    Communications
                                o    Targeting and Enhanced Vision
                                o    Handheld & Headmount Equipment
                                o    Body worn displays
                                o    Avionics (Helmet mount)
                                o    Ground and Water Vehicles
                                o    Maintenance & Training
                                o    Special Applications
------------------------------- ------------------------------------------------
Telecommunications, Handheld,   o    Cell Phones/Headset phones
and Small Instruments           o    Handheld & Portable Internet Viewers
                                o    Smart Appliances & Instruments
------------------------------- ------------------------------------------------
Advanced Computer               o    CAD/CAM
Applications                    o    Virtual Reality and Simulations
                                o    Ultra-High Resolution
------------------------------  ------------------------------------------------

Our Strategy

     Our strategy is to establish and maintain a leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our leadership in both OLED-on-silicon technology and microdisplay lens technology. We intend to:

     Leverage our superior technology to establish a leading market position. As the first to exploit OLED-on-silicon microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market.

     Develop products for large consumer markets via key relationships with OEMs. Our relationships with OEMs whose products use microdisplays have allowed us to identify initial microdisplay products to be produced for entertainment, industrial, and military headsets, followed by other applications such as digital cameras, camcorders and hand-held Internet and telecommunications appliances.

     Optimize manufacturing efficiencies by outsourcing while protecting proprietary processes. We intend to outsource certain capital-intensive portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to ret ain the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. By performing the processes in-house we can continue to directly make improvements in the processes which will improve device performance. We also retain the ability to customize certain aspects such as chromaticity (color balance), specialized boards or interfaces, and adjust other parameters at the customer's request. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacture and distribution of finished products. We intend to prototype new optical systems, provide customization of optical systems, and manufacture limited volumes at our subsidiary, Virtual Vision, but intend to outsource high volume manufacturing operations.

     Build and maintain strong internal design capabilities. As more circuitry is added to OLED-on-silicon devices, the cost of the end product using the display can be decreased; therefore integrated circuit design capability will become increasingly important to us. To meet these requirements, we intend to develop in-house design capabilities. Building and maintaining this capacity will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills will also remain a part of our overall long term strategy.

Our Strategic Relationships

     Strategic relationships have been an important part of our research and development efforts to date and are an integral part of our plans for commercial product launch. We have forged strategic relationships with major OEMs and strategic suppliers. We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our future research and development activities to better meet our customer's requirements. Moreover, we expect to provide microdisplays and MicroviewersTM to some of these partners, thereby taking advantage of established distribution channels for our products.

     Eastman Kodak is a technology partner in OLED development, OLED materials, and a potential future customer for both specialty market display systems and consumer market microdisplays. We license Eastman Kodak's OLED and optics technology portfolio. We have a nonexclusive, perpetual, worldwide license to use Eastman Kodak patented OLED technology and associated intellectual property in the development, use, manufacture, import and sale of microdisplays. The license covers emissive active matrix microdisplays with a diagonal size of less than 2 inches for all OLED display technology previously developed by Kodak. An annual minimum royalty is paid at the beginning of each calendar year and is fully creditable against the royalties we are obligated to pay based on net sales throughout the year. Eastman Kodak and eMagin have engaged in numerous discussions regarding potential product applications for eMagin's microdisplays by Eastman Kodak.

     In our relationship with Eastman Kodak, we share information regarding improvements in the OLED technology and materials generated internally, except where restricted by agreements with other parties. Eastman Kodak and eMagin are also parties to a government research and development program focused on developing ultra-high brightness capable and high temperature compatible OLEDs. Each company has developed certain types of molecules for potential use in different parts of the OLED device structure.

     We have a joint research and development agreement with IBM to accelerate the development of OLED-on-silicon technology. The OLED-on-silicon microdisplays developed under the agreement have the potential to be incorporated in future IBM products currently in exploratory or product development stages. This technology may be incorporated into microdisplays for possible use in future microdisplay products, including those manufactured by IBM, such as wearable computers and handheld portable Internet appliances. This technology effort resulted in the development of a prototype watch computer utilizing the Linux operating system, which features the world's first direct view OLED-on silicon-display. The prototype was publicly demonstrated in 2001 at the Consumer Electronics Show in Las Vegas and at CeBit in Germany.

     We also have a joint OLED materials development effort with Covion Organic Semiconductors GmbH, a spin-off of Hoechst. We entered into an arrangement with LG Corporation of Seoul, Korea for the provision by us of certain technologies for evaluation by LG in return for a payment of $750,000 which was paid in 2000 and 2001. We also completed a convertible debt financing with SK Corporation of Seoul, Korea on September 18, 2001. We have worked with Honeywell, Kaiser Electronics (a subsidiary of Rockwell Collins), Raytheon, and others on a variety of US government research and development proposals and contracts toward the development of displays for military and consumer applications. The US Air Force and US Army are currently providing support under government research and development contracts for microdisplay development with a goal of future procurement. We had industry relationships with LG Electronics, Harris, NASA, Lawrence Livermore National Laboratories, and the United States Display Consortium, among others. We intend to continue to establish additional strategic relationships in the future.

Our Technology Platforms

     OLED-on-Silicon Technology

     Scientists working at Eastman Kodak invented OLEDs in the early 1980s. OLEDs are thin films of stable organic materials that emit light of various colors when a voltage is impressed across them. OLEDs are emissive devices, which means they create their own light, as opposed to liquid crystal displays, which require a separate light source. As a result, OLED devices use less power and can be capable of higher brightness and fuller color than liquid crystal microdisplays. Because the light they emit is Lambertian, which means that it appears equally bright from most forward directions, a moderate movement in the eye does not change the image brightness or color as it does in existing technologies. OLED films may be coated on computer chips, permitting millions of individual low-voltage light sources to be built on silicon integrated circuits to produce single color, white, or full-color display arrays. Many computer and video electronic system functions can be built directly into a silicon integrated circuit as part of the OLED display, resulting in an ultra-compact system. We believe these features, together with the well-established silicon integrated circuit fabrication technology of the semiconductor industry, make our OLED-on-silicon microdisplays attractive for numerous applications.

     We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. Eastman Kodak provides many of the underlying OLED technologies and we provide additional technology advancements that have enabled us to coat the silicon integrated circuits with OLEDs.

     We have developed numerous and significant enhancements to OLED technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, up-emitting structure for our OLED-on-silicon devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices can emit full visible spectrum light that can be isolated with color filters to create full color images. Our microdisplay prototypes have a brightness that can be greater than that of a typical notebook computer and can have a potential lifetime of over 50,000 hours, in certain applications. New materials and device improvements in development offer future potential for even better performance for brightness, efficiency, and lifespan. Additionally, we have invested considerable work over several years to develop unique electronics control and drive designs for OLED-on-silicon microdisplays.

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

     o Long operating life;

     o High brightness for improved viewing;

     o High-speed performance resulting in clear video images;

     o Wide operating temperature range; and

     o Good environmental stability (vibration and humidity).

     Low manufacturing cost. Many OLED-on-silicon microdisplays can be built on an 8-inch silicon wafer using existing automated OLED and color filter processing tools. The level of automation used lowers labor costs. Only a minute amount of OLED material is used in each OLED-on-silicon microdisplay so that material costs, other than the integrated circuit itself, are small. The number of displays per silicon wafer may be higher on OLEDs than on liquid crystal displays (LCDs) because OLEDs do not require a space-wasting perimeter seal band.

     Low cost systems solutions. In general, an OEM using OLED-on-silicon microdisplays will not need to purchase and incorporate lighting assemblies, color converter related Applications Specific Integrated Circuits (ASICs), or beam splitter lenses as is the case in liquid crystal microdisplays, which also require illumination. Many important display-related system functions can be incorporated into an OLED-on-silicon microdisplay, reducing the size and cost of the system. Non-polarized light from OLEDs permit lenses for many OLED-on-silicon applications that are made of a single piece of molded plastic, which reduces size, weight and assembly cost when compared to the multipiece lens systems used for liquid crystal microdisplays. System cost relative to liquid crystal and liquid crystal on silicon (LCOS) competitive products is thus reduced. Because our displays are power efficient, they typically require less power at the system level than other display technologies at a given display size and brightness.

     Wide-angle light emission simplifies optics for large apparent screen size. OLEDs emit light at most forward directions from each pixel. This permits the display to be placed close to the lens in compact optical systems. It also provides the added benefit of less angular dependence on the image quality relative to pupil and eye position when showing a large field of view, unlike reflective LCOS microdisplays. This results in less eye fatigue and makes it relatively easy to position the imaging systems to the eye.

     Low power consumption for improved battery life and longer system life. OLEDs emit light rather than transmitting it, so no power-consuming backlight or frontlight, as required for liquid crystal displays, is required. OLEDs can be energy efficient because of their high efficiency light generation. Power efficiency can be high in OLED displays because they require only low voltage switching (2-5 volts is typical, depending on the mode of operation) and less display-external electronics. Furthermore, OLEDs conserve power by powering only those pixels that are on while liquid crystal on silicon requires light at all pixels all the time. Most optical systems used for our OLEDs are highly efficient, permitting over 80% of the light to reach the eye, whereas reflective technologies such as liquid crystal on silicon require multiple beam splitters to get light to the display, and then into the optical system. This results in typically less than 25% light throughput efficiency in reflective microdisplay systems. Most important, we do not need a power-hungry video frame buffer, as required in liquid crystal frame-sequential color systems. Battery life can therefore be long. A stereovision headset display using our SVGA-3D displays can run off the USB port of a computer and could operate for over 5 hours using three AAA batteries.

     Long operating life. Most of our potential customers require 5,000 to 10,000 hours of operation to half-life. Half-life refers to the time it takes the operating display to reach half of its initial brightness. We believe our OLED display technology already exceeds these numbers for most of our consumer product applications. There does not appear to be a fundamental limit to significant life increases. Test devices in our research laboratory have exceeded an extrapolated 100,000 hours to half-life.

     High brightness for improved viewing. Because OLEDs have electrical characteristics similar to those of semiconductor diodes, they can run at very high brightness with only a moderate increase in voltage. This will enable us to build extremely bright displays using drive voltages of 24 volts or less. This feature can be of great value to military applications, where there is a need to see the computer image overlaid onto brightly lit real-life backgrounds such as desert sand, water reflections or sunlit clouds. The OLED can be operated over a large luminance range without loss of gray level control, permitting the displays to be used in a range of dark environments to very bright ambient applications. Since military simulation and situation awareness applications, including night vision, typically require large fields of view, the OLED's Lambertian optical characteristics make it an excellent choice.

     High-speed performance resulting in clear video images. The OLEDs switch much more rapidly than liquid crystals or most cathode ray tubes (CRTs). This results in smear-free video rate imagery and provides improved image quality for DVD playback applications. This eliminates visible image smear and makes practicable three-dimensional stereo imaging using a split frame rate. This advantage of our OLED-on-silicon is very important for 3-D stereovision gaming applications.

     Flicker-free; no color breakup. Because the OLED-on-silicon stores brightness and color information at each pixel, the display can be run with no noticeable flicker and no color sequential breakup, even at low refresh rates. A lower refresh rate not only helps reduce power, it also facilitates system integration. Color sequential breakup occurs in systems such as liquid crystal on silicon and some liquid crystal display microdisplays when red, green and blue frames are sequentially imaged in time for the eye to combine. Since the different color screens occur at different times, movement of the eye due to vibration or just fast pupil movement can create color bands at each dark-light edge, making the image unpleasant to view and making text difficult to read. For example, the liquid crystal on silicon display needs to run at least three times the "normal" frame rate or speed to produce color sequential images, which wastes power and makes for a difficult technological challenge as display resolutions increase.

     Wide operating temperature range. Our OLEDs offer much less temperature sensitivity at both high and low temperatures than LCDs. LCDs are sluggish or non-operative much below freezing unless heaters are added and lose contrast above 50 degrees C, while our OLEDs turn on instantly and can operate between -55 degrees C and 130 degrees C. We specify a smaller range on most products to accommodate low cost packaging. This is an important characteristic for many portable products that may be used outdoors in many varying environmental conditions. It is especially important for military customers. Insensitivity to vibration, shock, and pressure are also important environmental control attributes.

     Complementary Lens and System Technology

     We have developed a wide range of technologies which complement our core OLED and lens technologies and which will enhance our competitive position in the microdisplay and head-wearable display markets. These include:

     Lens technology: We have developed advanced lens technology for microdisplays and head-wearable display systems and hold key patents in these areas. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue.

     We believe that the key advantages of our lens technology include:

     -- Can be very low cost, with minimal assembly. A one piece, molded plastic optic attached to the microdisplay can serve many consumer end-product markets. Since our process is plastic molding, our per unit production costs are low;

     -- Allows a compact and lightweight lens system that can greatly magnify a microdisplay to produce a large field of view;

     -- Can use single-piece molded microdisplay lenses to permit high light throughput making the display image brighter or permitting the use of less power for an acceptable brightness;

     -- Can be designed to provide focusing to enable users with various eyesight qualities to view images clearly; and

     -- Can optionally provide focal plane adjustment for simultaneous focusing of computer images and real world objects. For example, this characteristic is beneficial for word processing or spreadsheet applications where a person is typing data in from reference material. This feature can make it easier for people with moderately poor accommodation to use a head-wearable display as a portable computer-viewing accessory.

     Head-wearable display technology. We have developed ergonomic technologies that make head-wearable displays easier to use in a wide variety of applications. For example, the use of our patented rotatable EyeblockerTM provides a sharp image without requiring most users to squint. The Eyeblocker can also be moved to create an effective see-through appearance. To our knowledge, we have made the lightest weight, high-resolution head-wearable display with an over 35(Degree) diagonal field of view ever publicly demonstrated.

     Wireless video technology. We have developed power efficient, miniature, video and stereo sound, radio frequency transmitter-receiver technology as part of a government program. This can allow consumers to watch wireless high quality video from most locations in their home using existing entertainment (e.g., DVD or cable/satellite systems) or data systems. We expect this capability to greatly increase the available market and demand for video and data head-wearable displays and we are considering this technology for use in low cost consumer applications. Commercialization of this technology will be considered in 2003.


     Our OLED-related Technological Milestones:

     We believe that we have made significant breakthroughs in OLED-on-silicon microdisplay technology and that the following represent key milestones:

Date                          Milestone
--------------------------    --------------------------------------------------
May 1998                      We  publicly   demonstrated   the  world's   first
                              OLED-on-silicon  integrated circuit video graphics
                              array video (monochrome VGA, 640x480 pixels). This
                              showed  that  OLED  microdisplays  could  be built
                              directly on silicon integrated circuits.
February 1999                 We  publicly   demonstrated   the  world's   first
                              up-emitting full color OLED-on-silicon video. (Low
                              resolution   QVGA,   320x240  pixels  using  color
                              filters).  This showed  that color  video  capable
                              OLEDs   could  be  built  on  silicon   integrated
                              circuits using color filters.
May 2000                      We  publicly   demonstrated  the  world's  highest
                              efficiency,  bright white OLED-on-silicon publicly
                              displayed  to  date.  We  also   demonstrated  the
                              world's highest  resolution OLED display  publicly
                              displayed to date  (1280x1024  pixels) using a new
                              white light emitter in an OLED-on-silicon display.
                              This  showed  that  our   OLEDs-on-silicon   could
                              provide  a good  quality  bright  white  image and
                              could generate high resolution  moving images with
                              quality gray scale control.
September 2000                We  publicly   demonstrated   the  world's   first
                              full-color    active    matrix     OLED-on-silicon
                              microdisplay (VGA resolution, 640x480 pixels). The
                              display used color filters  built  directly on top
                              of the OLED  display  and  incorporated  our white
                              light organic light  emitting  diodes  technology.
                              This showed the first near  product-quality  color
                              moving images using OLED-on-silicon technology.
October 2000                  We  publicly   previewed   the   world's   highest
                              resolution super video graphics array (SVGA+,  852
                              x 3 x 600 pixels, over 1.5 million color elements)
                              which was the first active matrix  OLED-on-silicon
                              microdisplay  designed for  consumer  applications
                              ever publicly displayed.  The display was shown in
                              white  monochrome,   but  the  integrated  circuit
                              design is color compatible.

January 2001                  We publicly  demonstrated,  with IBM,  the world's
                              first  direct view  OLED-on-silicon  microdisplay,
                              which was incorporated into a computer watch which
                              used the Linux operation system.  The microdisplay
                              has higher  resolution  and higher  contrast  than
                              other  similarly sized  wrist-worn  multi-function
                              displays.
May 2001                      We  publicly  demonstrated  our  first  commercial
                              product  display,  a 852 x 600 (SVGA+)  full color
                              microdisplay  with 15 (mu)m  pixels at the Society
                              for Information Display  International  Symposium.
                              This   coincided   with   initiation   of   sample
                              deliveries.

October 2001                  We  publicly   demonstrated   the  world's   first
                              microdisplay with built-in stereovision capability
                              (SVGA-3D) in a binocular 3D headset in Yokohama, Japan.

February 2002                 We  made  initial  commercial   shipments  of  our
                              SVGA-3D microdisplay.


Sales and Marketing

     Current Status:

     We are shipping initial quantities of our first two commercial microdisplay products. Our SVGA+ resolution OLED microdisplay (1.53 million picture elements) was specifically designed to meet the needs of several military, industrial, and medical customers based on marketing information obtained prior to the design phase of the display and was first offered for sampling in April 2001. Our stereovision-capable SVGA-3D microdisplay (1.44 million picture elements) was designed with the input of multiple customers to principally target the mobile personal computer (PC) and PC games markets, and was first shipped in February 2002. We are currently far along in developing a military and industrial oriented ultra-high-luminance SXGA resolution integrated circuit (3.9 million picture elements) that is due for completion in 2002, and we have shipped limited quantities of prototypes of our eGlass headsets. (See "Our Products").

     Near term sales efforts have been focused on our military, industrial, and medial customers. Out primary production orders and design wins to date have been for the SVGA+ display. To date, we have shipped products and evaluation kits to more than 60 OEM customers. OEM evaluation and product design cycles may take from 6 months to 24 months. Some of out initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. Several customers have inidcated their intent to incorporate potentially high volumes of our microdisplays into consumer products during 2002 through 2004. We have also received notification that our microdisplays will be used as components in verion 1.0 of the US Army Land Warrior program and in the US Air Force Joint Strike Fighter program.

     General Sales and Marketing Effort:

     We primarily provide display components and MicroviewerTM display-optic modules for OEMs to incorporate into their branded products and sell through their well-established distribution channels. In addition, we market head-wearable displays directly to various vertical market channels, such as medical, industrial, and government customers. A typical buyer is a manufacturer of a product requiring a specific resolution of visual display or viewfinder for insertion into a product such as a portable DVD headset, a PC-gaming headset, or an instrument.

     As a market-driven company, we assess customer needs both quantitatively and qualitatively, through market research and direct communications. Because our microdisplays are the main functional component that defines many of our customers' end products, we work closely with potential customers to define our products to optimize the final design, typically on an engineer-to-engineer basis.

     We identify companies with end products and applications for which we believe that our products will provide a system level solution and for which our products can be a key differentiator. We target both market leaders and select early adopter companies; their acceptance validates our technology and approach in the market. We believe successful marketing will require relationships with recognized consumer brand companies.

     OEMs develop designs to enable them to develop products for their own target markets. An OEM design cycle typically requires between 6 and 24 months, depending on the uniqueness of the market and the complexity of the end product. New product development may require several design iterations prior to commercialization.

     We design our products to meet individual customer requirements, but look for ways to leverage our design and development costs by incorporating multiple customers' requirements into each product. We work closely with potential customers to maximize the probability that our microdisplay and lenses products being designed will match the anticipated future needs of the customers. Our introductory consumer product entry, our SVGA+, is a prime example of a market-driven product design. After determining the resolution requirements of key potential customers via direct market studies, we incorporated 52 more imaging columns than a standard SVGA display. These added columns made it possible for the SVGA+ display to interface to wide-screen format DVD players using all the data from the player (852 x 480 pixels) in a 16:9 wide screen entertainment format while also having the capability to interface to the standard SVGA (800 x 600 pixels) analog output of many portable computers.

     We incorporate product evaluation feedback into subsequent designs. We gain a detailed understanding of competitive strengths and weaknesses of our technology and product designs as well as that of alternate technologies.

     To date, we have chosen to focus our efforts on product development and have maintained a relatively limited marketing capability. As we ramp up production of our products and expand our markets, we plan to hire additional technical marketing and customer support staff to increase our coverage of consumer, industrial, and military market segments. The marketing staff will identify new customer needs, and help insure that the integrated circuit and electronics designers correctly understand the customers' product specification and delivery needs. We expect that as the market for microdisplays matures and more universal embedded systems become commonplace, the role of traditional OEM component sales will become more important. Our management will continually reassess the success of our marketing and sales methodology to best meet the needs of our customers.

Research and Development

     OLED technology is a relatively new technology that has considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, and many other parameters. We also anticipate that achieving reductions in manufacturing costs will require new technology developments. We anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. During 2002 we plan to focus primarily on near-term product development projects to meet near-term customer needs during 2002. However, in order to improve customer satisfaction and simultaneously maximize our margins, as well as to maintain competitive technology advantages, we believe that it is important to continue to engage in long-term research and development. During the past three years, we have spent approximately $38.9 million on research and non-operative much below approximately $11.3 million; in 2000, we spent approximately $13.3 million; and in 2001, we spent approximately $14.3 million on research and development. During the same three-year period, we received $4.2 million in funding from US government under research and development cost sharing arrangements.

     External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas (See "Strategic Relationships").

     We received a Phase III Small Business Innovation Research grant from the US Air Force, providing $17.5 million to fund research involving the development of high-resolution active matrix organic light emitting diode microdisplays for incorporation into military head-mounted displays. We also work with Eastman Kodak and Honeywell in an Air Force-sponsored dual applications research program to develop ultra-high luminance capable and high temperature compatible OLEDs and with the US Army Night Vision Lab to develop active matrix organic light emitting diode technology.

Manufacturing Facilities

     We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 45,000 square feet of space housing our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly and administrative offices. We believe that our lease agreement with IBM for a 16,300 square foot class 10 clean room space, along with additional, lower level clean room space, and the associated acquisition of substantial amounts of advanced manufacturing equipment at a favorable cost, represents a substantial asset and competitive advantage. At this time, we owe to IBM previously unpaid lease payments and we have set aside funds to make such payments in order to maintain our lease. Our lease runs until 2004 and we have the option to then renew it on the same terms for five additional one-year terms.

     Facilities services provided by IBM include our cleanroom, pure gases, high purity de-ionized water, compressed air, chilled water systems, and waste disposal support. This infrastructure provided by our lease with IBM provides us with many of the resources of a larger corporation without the added overhead costs. It further allows us to focus our resources more efficiently on our product development and manufacturing goals. We are currently staffing for a two-shift/5 day per week operation. We believe that our facility is capable of producing over 50,000 SVGA+ or SVGA-3D displays per month once we are manufacturing around the clock (24 hour/7-days per week) with a fully loaded manufacturing line.

     We lease additional non-cleanroom facilities for chemical mixing, cleaning, chemical systems, and glass/silicon cutting. OLED chemicals can be purified in our facility with our equipment, permitting the company to evaluate new chemicals in pilot production that are not yet available in suitable purity for OLED applications on the market.

     Our display fabrication process starts with the silicon wafer, which is manufactured by a semiconductor foundry using conventional CMOS process. After a device is designed by a combination of internal and external designers with customer participation, we outsource wafer fabrication.

     Our manufacturing process for OLED-on-silicon microdisplays has three main components: organic film deposition, organic film encapsulation (also known as sealing), and color filter processing. All steps are performed in an automated, hands-free environment suitable for high volume throughput. An automated cluster tool provides all OLED deposition steps in a highly controlled environment that is the centerpiece of our OLED fabrication. After wafer processing, each part is inspected using an automated inspection system, prior to shipment. We have electrical and optical instrumentation required to characterize the performance of our displays including photometric and color coordinate analysis. We are also equipped for integrated circuit and electronics design and display testing

     Our lenses and system development operation at Virtual Vision operates out of a leased facility in Redmond, Washington. The current facilities include design stations, computer-aided plastics milling and preparations, lenses fabrication, product assembly, and office space. The facilities are well suited for designing and building limited volume prototypes and industrial or government products. We plan to outsource high volume head-wearable display production to low cost plastics, lenses, and assembly manufacturers, including manufacturers in Asia.

     We believe that manufacturing efficiency is an important factor for success in the consumer markets. We believe that high yield and maximum utilization of our equipment set will be key for profitability in 2002 and 2003. We believe that all of the main components for manufacturing success are in place, but we require additional capital to: (1) staff and train employees for round the clock operation, (2) build suitable inventory of integrated circuits and other raw materials, and (3) properly maintain and upgrade the equipment set. The equipment required for initial profitable production is in place. Some equipment will be added when our production volume increases. We will ramp production primarily by adding multi-shift staff and increasing inventory.

     We intend to outsource certain capital-intensive portions of microdisplay production to minimize both our costs and time to market. Joint ventures will be considered for higher quantity OLED production. We currently outsource integrated circuit fabrication while retaining the OLED application and OLED sealing processes in-house. We believe that we have a core competency and manufacturing expertise in OLED application and sealing, and that retaining these key processes in-house will facilitate protection of proprietary technology and process know-how which provide us with a competitive advantage. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs.

Intellectual Property

     We have developed a significant intellectual property portfolio of patents, trade secrets and know-how, supported by our license from Eastman Kodak and our current patent portfolio.

     Our license from Eastman Kodak gives us the right to use in miniature displays a portfolio of more than 75 patents in organic light emitting diode and optics technology, some of which are fundamental. Our agreement with Eastman Kodak provides for perpetual access to the OLED technology for our OLED-on-silicon applications, provided we remain active in the field and meet our contractual requirements to Eastman Kodak. In our relationship with Eastman Kodak, we share information regarding improvements in the OLED technology and materials generated internally, except where restricted by agreements with other parties. (see "Strategic Relationships.")

     We also generate intellectual property as a result of our internal research and development activities. We currently have a portfolio of 64 issued patents, approximately 50 patents filed, and additional patent applications in process.

     Our patents and patent applications cover a wide range of materials, device structures, processes, and fabrication techniques, such as methods of fabricating full color OLEDs. We believe that our patent applications relating to up-emitting structures on opaque substrates such as silicon wafers, which are critical for OLED microdisplays, and applications relating to the hermetic sealing of such structures are particularly important. Our patents are concentrated in the following areas:

     o OLED Materials, Structures, and Processes
     o Display Color Processing and Sealing
     o Active Matrix Circuit Methodologies and Designs
     o Field Emission and General Display Technologies
     o Lenses and Tracking (Eye and Head)
     o Ergonomics and Industrial Design
     o Wearable Computer Interface Methodology

     We believe that protection of these key enabling technologies and components to be a fundamental aspect of our strategy to penetrate diverse markets with unique products. We intend to continue to develop our portfolio of proprietary and patented technologies at the design, materials, process, and system levels.

     We also rely on proprietary technology, trade secrets, and know-how which are not patented. To protect our rights in these areas, we require all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

     We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated experience in the OLED field gives us an advantage over potential competitors.

     Competition

     We may face competition in the OLED and microdisplay industry from a variety of companies and technologies. We believe that our key competition will come from liquid crystal on silicon microdisplays (LCOS), also known as reflective liquid crystal displays. While we believe that OLED-on-silicon provides comparatively lower lenses cost, larger apparent image size, reduced electronics cost and complexity, enhanced color, and improved power efficiency advantages over liquid crystal on silicon microdisplays, there is no assurance that these benefits will be realized or that liquid crystal on silicon manufacturers will not suitably improve these parameters. Color liquid crystal on silicon displays are currently being sampled, and may be in higher volume production a year or more earlier than color OLED displays, which could have a significant detrimental effect on our market opportunity. Companies pursuing liquid crystal on silicon technology include Microdisplay Corporation, Three-Five Systems, and Spatial Light among others, although most of the companies are primarily focusing on projection microdisplays which do not compete directly with the company. In certain markets, we may also face competition from developers of transmissive liquid crystal displays, such as those developed by Kopin, or laser scanning systems, such as those developed by Microvision Corporation.

     To our knowledge, the only other company that has publicly stated plans to develop OLED microdisplays for near-eye applications is MicroEmissive Displays (Britain, a start-up company). We may also compete with potential licensees of Universal Display Corporation, Cambridge Display Corporation, and Uniax Corporation, each of which license OLED technology portfolios. Even though we could potentially license technology from these developers, potential competitors could also obtain licenses and may do so at more favorable royalty rates. However, should they decide to embark on developing microdisplays on silicon, we believe that our progress to date in this area gives us a substantial head start.

     Our microdisplays and head-wearable display systems may face competition on a price and performance basis from major manufacturers such as Sony and Seiko Epson. However, these companies use first generation liquid crystal on polysilicon technology and therefore, we believe that they may incorporate our technology into their products when it becomes available.

Employees

     As of February 15, 2002, we had a total of 34 employees. Prior to our work force reduction on December 3, 2001, we had a total of 91 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2:  PROPERTIES

     Our principal executive offices are located at: 2070 Route 52, Hopewell Junction, New York 12533. We lease approximately 45,000 square feet of space, all of which is located in the same industrial park. Approximately 35,000 square feet of space houses our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly operations and storage. Approximately 10,000 square feet of space is used for administrative offices. We are required to pay $230,000 to IBM by April 30, 2002 in order to avoid default proceedings. Our lease runs until 2004 and we have the option to then renew it on the same terms for an additional five, one-year terms.

     Our lenses and system development operation at Virtual Vision lease approximately 11,000 square feet of space in Redmond, Washington. The lease for this facility runs until June 2002.

     eMagin Corporation's telephone number is (845) 892-1900. Our website address is www.eMagin.com.

ITEM 3:  Legal Proceedings

     None.

     Potential Liabilities: We have liabilities for approximately $3.5 million for unpaid bills, contracts, and other liabilities. We believe that some of these liabilities are valid and payable, and others may be negotiated or are not wholly valid. It is possible that we may be required to pay this entire amount along with additional legal and defense costs or penalties.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the Fiscal Year covered by this Report.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the American Stock Exchange under the symbol "EMA" since March 17, 2000. From November 18, 1997 to March 16, 2000 our common stock had been quoted on the OTC Bulletin Board under our prior name "Fashion Dynamics Corp." under the symbol "FSHD." Prior to January 2000, there had been no public trading of FSHD. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the American Stock Exchange and the OTC Bulletin Board. With respect to OTC Bulletin Board quotes, these prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                                         High              Low
    2001
        First Quarter                                     7.98              2.50
        Second Quarter....................................4.45              2.10
        Third Quarter.....................................2.60              1.10
        Fourth Quarter....................................1.65              0.27

As of March 1, 2002, there were 25,171,183 shares of common stock outstanding.

     2000
        First Quarter through March 16, 2000.............20.62              5.93
        Second Quarter since March 17, 2000..............22.93             19.50
       Second Quarter....................................20.25              8.50
        Third Quarter....................................13.00              7.87
    Fourth Quarter........................................9.75              2.04

     As of December 31, 2001 and March 29, 2002, there were approximately 425 and 450 stockholders of record of our common stock, respectively. This does not reflect those shares held beneficially or those shares held in "street" name. In the second quarter of 2001 in preparation of our proxy mailing, it was determined that we had approximately 11,000 shareholders of which the vast majority were held in the street name.

     We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Recent Issuances Of Unregistered Securities.

     We entered into a securities purchase agreement dated as of September 18, 2001 with SK Corporation, an affiliate of SK Group of Korea, providing for the investment by SK Corporation of $3,000,000 in eMagin. For its $3 million investment, SK received (i) 4% Series A Convertible Debentures of the Company in an aggregate principal amount of $3,000,000, and (ii) warrants exercisable for a period of three (3) years to purchase 205,479 shares of common stock of eMagin. Interest is payable on the debentures at a rate of 4% per annum and, at the option of the Company, may be paid through the delivery of shares of common stock of the Company (registered pursuant to the registration rights agreement described below) in lieu of cash interest payments. Subject to certain limitations, the debentures may be converted, at the option of the holder, in whole or in part, into our common shares with a conversion price equal to 105% of the volume weighted average of the closing prices of our shares as reported on the American Stock Exchange for the ten (10) trading days immediately preceding the closing date of the transaction. The warrants have an exercise price of $1.46. The total amount of our shares potentially issuable pursuant to the conversion feature and the warrants is 2,909,229 shares. Concurrently with the securities purchase agreement, we also entered into a registration rights agreement with SK that requires us to register the shares issuable pursuant to a conversion of the debentures, payment of interest thereon, or an exercise of the warrants. The registration rights agreement requires us to use our reasonable best efforts to file the registration statement with the Securities and Exchange Commission (the "Commission") no later than 270 days after the issuance and sale of the debentures and warrants. We relied on Section 4(2) of the Securities Act of 1933 (the "Securities Act") and on Rule 506 of Regulation D in issuing the securities without registering the offering under the Securities Act.

     On August 20, 2001, we entered into a Note Purchase Agreement with the Travelers Insurance Company whereby Travelers agreed to lend us $1,000,000 in exchange for a $1,000,000, 9.25% per annum note due on May 20, 2002. The note is convertible upon the closing by us of a bona fide sale of convertible debt securities in which we receive at least $5 million prior to the maturity date. Upon such conversion, the aggregate principal amount and accrued interest of the note shall convert into the amount of convertible debt securities and other securities that we would issue to an investor for such amount pursuant to such bona fide sale. We may prepay the note in full at any time prior to the maturity date without penalty. The agreement also provided that if the note is not repaid or converted in accordance with its terms at the end of each week after the closing date of the transaction (each such date, a "Warrant Issue Date") then we would, at the end of each such week, issue to Travelers a three-year warrant to purchase shares of eMagin's common stock for an aggregate exercise price of $50,000, at a price per share equal to 106% of the volume weighted average price of the common stock on the American Stock Exchange for the 20 trading days immediately prior to that Warrant Issue Date. The note also provides that upon the closing of a sale, prior to the note's maturity date, of convertible debt securities of the Company in which we receive gross proceeds of at least $5 million, the aggregate principal amount of and accrued interest on the note shall convert into the amount of convertible debt securities and other securities of eMagin that would be issued by us to an investor of such amount in that round of financing. Traveler's subsequently agreed to cap the warrants issuable under the agreement to 451,842 shares of our common stock, all of which have been issued. We relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the securities without registering the offering under the Securities Act.

     We entered into a Common Stock Purchase Agreement dated as of October 18, 2001 with a developer and manufacturer (the "Manufacturer") of certain materials used in our products and a concurrently executed Development and Supply Agreement, also with the Manufacturer. Under the Common Stock Purchase Agreement, Manufacturer purchased approximately 86,038 restricted shares of our common stock for a purchase price equal to $126,475 dollars, based on a purchase price per share calculated as the average sale price of a common share of our stock on the American Stock Exchange for a twenty day trading period ending on the day preceding the closing of the transaction. The purchase price was received by us by the shipment to us of product by the Manufacturer and by the transfer to us by the Manufacturer of certain rights to designs and related technology and materials as described in the Development and Supply Agreement. We relied on Section 4(2) and on Regulation S of the Securities Act in issuing the securities without registering the offering under the Securities Act.

     On November 27, 2001, we entered into a Secured Note Purchase Agreement whereby five accredited investors agreed to lend us an aggregate of $875,000 in exchange for (i) 9.00% per annum Secured Convertible Promissory Notes in an aggregate principal amount of $875,000 and (ii) warrants exercisable for a period of three (3) years to purchase up to an aggregate of 359,589 shares of common stock of eMagin. The terms of the outstanding notes and warrants are described further below.

     On January 14, 2002, we entered into  additional  agreements to facilitate:
(i) an additional funding of $1,000,000 to eMagin by a private investor under the Secured Note Purchase Agreement, (ii) the repayment (the "Repayment") in full using the proceeds of the additional funding of three secured convertible notes held by certain initial investors under the Secured Note Purchase Agreement with an aggregate principal amount of $250,000 (such notes then in default pursuant to a monthly expenditure requirement contained therein), and
(iii) a repricing of both the conversion rate of all of the outstanding Secured Convertible Notes issued under the Secured Note Purchase Agreement into our common stock and the exercise price of the warrants held by certain initial investors not subject to the Repayment (the "Continuing Investors") and the issuance of certain additional warrants to the Continuing Investors in return for their consent to certain amendments and waivers. In return for the additional funding of $1,000,000, the private investor received two additional Secured Convertible Promissory Notes, with an aggregate principal amount of $300,000 and $700,000, respectively, and related warrants, each issued pursuant to the terms of the Secured Note Purchase Agreement. The full amount of the outstanding secured convertible notes issued under the Secured Note Purchase Agreement, after giving effect to the January 2002 transactions, have an aggregate principal amount of $1,625,000, and are all secured by a general security interest in the assets of the Company.

     The outstanding Secured Convertible Promissory Notes are due August 30, 2002 and bear interest at 9% per annum (payable at maturity or on the effective date of an early termination). Pursuant to the January 2002 transactions, the conversion terms of the outstanding secured notes were adjusted so that the notes are convertible into our common stock at a rate of $0.5264 per share. The conversion of the notes into eMagin common stock is mandatory upon certain conditions including the completion of a next round of financing by the Company of convertible debt securities or equity securities in a minimum amount of $10 million. The holders of the notes may also convert, at their option, the notes and accrued interest into our common stock. Upon a change of control event, we may also call and purchase the notes at a purchase price equal to 250% of the principal amount plus accrued interest. If we do not exercise this call right, the holders may put the notes to the Company at similar pricing. Pursuant to the terms of the January 2002 transactions, the exercise price of the outstanding three year warrants held by the Continuing Investors was adjusted to $0.5469 per share. The Initial Investors whose secured convertible notes were cancelled pursuant to the Repayment retained the three-year warrants previously issued to them under the Purchase Agreement, which have an exercise price of $1.67 per share. All of the outstanding warrants issued under the Secured Note Purchase Agreement, including those issued pursuant to the January 2002 transactions described above, are exercisable for an aggregate of up to 1,954,944 shares of our common stock. We relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the securities without registering the offering under the Securities Act.

     Pursuant to the issuance of the notes and warrants under the Secured Note Purchase Agreement, we also entered into a registration rights agreement providing for the registration of shares to be issued pursuant to a conversion of the Secured Convertible Promissory Notes and the shares to be issued pursuant to the exercise of the warrants issued thereunder. The registration rights agreement required us to file a registration statement no later than 90 days after the issuance of the notes and warrants at the initial closing. We are currently in default of this filing requirement, however management is confident that the holders of such rights are amenable to waiving and extending the time period for the filing of the registration statement. Pursuant to a failure by us to use our reasonable best efforts to cause the registration statement to be declared effective by the Commission within six months of the date of the issuance of the Secured Convertible Promissory Notes and warrants, the registration rights agreement provides for the payment of liquidated damages at a rate of five percent (5%) per month (calculated to the nearest calendar day) of the value of the registrable securities not so declared effective until such registrable securities shall be declared effective.

     We entered into a Securities Purchase Agreement dated as of February 27, 2002 providing for the issuance and sale to eight accredited investors of an aggregate of (i) 3,617,128 restricted shares of our common stock, and (ii) warrants exercisable for a period of three (3) years for an aggregate of 1,446,852 shares of our common stock. The warrants have an exercise price of $0.7542. For the issuance of the shares and warrants, we received an aggregate gross proceeds of $2,500,519.56, with each share purchased at a purchase price of $.6913, equal to 110% of the daily volume weighted average closing price per share of our common stock on the American Stock Exchange for a prescribed five trading day period. In connection with the sale of the shares and warrants, we also entered into a registration rights agreement with the investors to register for resale the shares the investors bought in the transaction and the shares to be issued pursuant to an exercise of the warrants. Under the terms of the registration rights agreement, if the registration statement covering the resale of the shares is not declared effective by the Commission within ninety days (or one hundred and fifty days in the case of a "full review" by the Commission) of the date of the issuance and sale of the purchased shares and the warrants, eMagin will be required to pay to each investor an amount equal to one percent (1%) per month of (A) the purchase price paid by such investor for the purchased securities, and (B) the value of any outstanding warrants held by such investor until such registration default no longer exists. The accrued penalties payable for a registration default under the registration rights agreement may be paid in our common shares provided such shares are registered under the Securities Act. The issuance of the shares and the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder.

     On March 4, 2002, we entered into a common stock purchase agreement and related documents with Northwind Associates, Inc., a Cayman Islands corporation (the "Investor"), pursuant to which we may receive in periodic draw downs at our option and subject to the terms and conditions of the agreement, up to $15,000,000 in equity financing (the "Equity Line") over a three year period. The aggregate amount of the Equity Line may increase to $20,000,000 provided certain additional conditions regarding our share price, trading volume and market capitalization are met. The initial closing of the agreement occurred on Friday, March 22, 2002. Our right to draw down on the Equity Line is subject to our registering for resale (and the continuing effectiveness of such registration) with the Commission the shares of eMagin common stock issuable pursuant to the Equity Line and is also subject to certain other significant conditions, including limits as to the maximum and minimum draw down amounts as specified in the common stock purchase agreement. The maximum investment amount for any draw down is the lesser of (i) $5,000,000, and (ii) 15% of the volume weighted average price for our common stock (as reported by the American Stock Exchange) for the 30 trading days immediately prior to the applicable commencement date for such draw down multiplied by the total aggregate trading volume in respect of our common stock for such period. Pursuant to a draw down, the Investor will purchase our shares at a discount to the price of our common shares on the American Stock Exchange. More specifically, the discounted purchase price to be paid by the Investor under the Equity Line will generally equal (i) 88% of the daily volume weighted average price of our common stock on the American Stock Exchange for a prescribed 10 trading day period provided that the such stock price is less than $4.00 per share at the time of determination,
(ii) 90% should such stock price at the time of determination exceed $4.00 per share, and (iii) 92% should such stock price at the time of determination exceed $6.00 per share. The discounted purchase price may be reduced by an additional 3% pursuant to certain special conditions as set forth in the agreement. The amount of our shares issued pursuant to draw downs on the Equity Line is also limited to 19.9% of the issued and outstanding common stock (unless stockholder approval of any excess amount is received) and no draw down shall be made to the extent that it would result in the Investor and its affiliates beneficially owning more than 9.9% of our outstanding common stock. The agreement also limits our ability to enter into any other equity line type of financing during the term of the agreement and provides to the Investor a right of first refusal for subsequent sales by the Company of its securities.

     Additionally, in consideration for the Investor's purchase commitment under the Equity Line and certain costs associated therewith, we issued to the Investor 30,000 unregistered shares of eMagin's common stock and warrants to purchase up to 150,000 shares of our common stock at an exercise price equal to 115% of the daily volume weighted average price of the common stock for the fifteen trading days preceding the date of the delivery of the warrant by the Company or $0.8731. Each warrant is exercisable for a period of three years commencing six months from the date of their delivery by the Company. The issuance of the shares and the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder.

     In connection with the Equity Line, we also entered into a registration rights agreement dated as of March 4, 2002 with the Investor that requires the Company to file, obtain and maintain the effectiveness of a registration statement on an appropriate form with the Commission in order to register the sale and public resale of shares of the common stock acquired by the Investor under the agreement and upon the exercise of the warrants. Under the terms of the registration rights agreement, the Company must file such registration statement within sixty days of the date of the agreement.

ITEM 6:  SELECTED FINANCIAL DATA

     You should read the following selected financial data together with Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements including accompanying notes, and other financial information, all of which are included elsewhere in this report. The selected financial data for the fiscal years ended December 31, 1997, 1998, 1999, 2000, and 2001 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.

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


                                                       Fiscal Year Ended December 31,
                                     ------------------------------------------------------------------
                                       1997          1998          1999          2000(1)         2001
                                     --------      --------      --------       ---------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
  Net Contract Revenues............. $3,626        $6,154        $1,895         $3,126         $5,005
  Product Sales                                                                                   842
         Total revenue..............  3,626         6,154         1,895          3,126         $5,847
Costs and Expenses:
  Research and Development (net
  of funding under cost sharing
  arrangements)
                                      5,234        10,250        10,171         11,815         12,724
  Non-cash expense for
  conversion of debt to common       --------
  stock ............................                   --         1,917             --             --
                                         --
  Non-cash stock-based
  compensation......................     --            --            --         10,319          2,841
  Amortization of purchase
  intangibles.......................     --            --            --         20,932         17,887
 Write-down of goodwill and
  purchased intangibles                  --            --            --             --         32,146
  Acquired in-process research
  and

                                  35

                                                       Fiscal Year Ended December 31,
                                     ------------------------------------------------------------------
                                       1997          1998          1999          2000(1)         2001
                                     --------      --------      --------       ---------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
      development ..................     --            --            --         12,820             --
  General and Administrative........
                                      2,015         3,514         5,203          6,145          7,385
Loss from operations................ (3,623)       (7,610)      (15,396)       (58,905)       (67,136)
Other income (expense)..............   (107)         (122)         (404)        (2,616)        (1,351)
Net loss............................ (3,730)       (7,732)      (15,800)       (61,521)       (68,487)

---------------------------------
Basic and diluted net                 $(.69)       $(1.42)       $(6.04)        $(2.78)        $(2.73)
loss per share......................
Weighted average shares
  outstanding used in basic and
  diluted per-share calculation... 5,437,537     5,450,293     2,614,743      22,144,904     25,100,211

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


                                                                  As of December 31
                                     ------------------------------------------------------------------
                                       1997          1998          1999           2000          2001
                                     --------      --------      --------       --------      --------
                                                                    (IN THOUSANDS)
Working capital (deficit)............ $ 2,888       $ 3,371       $(3,295)      $  6,243       $(5,491)
Total assets.........................   6,906        11,163         5,038          62,549        4,914
Current maturities of
  long-term debt.....................     --             62           269             313          693
Short-term debt......................     --            --          2,127             --         1,875
Total shareholders' equity .......... $ 1,016       $ 4,693           $60         $59,184      $(4,878)


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read together with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report. Our fiscal year ends December 31.

Overview

     eMagin Corporation designs, develops, and markets OLED (organic light emitting diode)-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create a virtual image that appears comparable to that of a computer monitor or a large-screen television. We shipped initial samples of our first commercial microdisplay product in March 2001. We are now accepting orders for larger quantities of our first microdisplay product and shipping samples of our second commercial microdisplay product. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.

Company History

     eMagin Corporation was originally incorporated as Fashion Dynamics Corporation on January 23, 1996 under the laws of the State of Nevada. For the three years prior its acquisition of FED Corporation, Fashion Dynamics Corporation had no active business operations, and sought to acquire an interest in a business with long-term growth potential. On March 16, 2000, Fashion Dynamics Corporation acquired FED Corporation (derived from field emissive device), subsequently changed its name to eMagin Corporation (derived from "electronic imaging") and listed its common stock on the American Stock Exchange under the "EMA" trading symbol.

     Under the terms of the merger agreement that facilitated our acquisition of FED Corporation, Fashion Dynamics Corporation issued approximately 10.5 million shares of its common stock to FED Corporation shareholders and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of a simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged and $3.8 million of assumed liabilities. The transaction was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition as determined by an independent appraisal.

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

                                                                  $98.5

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

Identifiable intangible assets resulting from the acquisition of FED and the excess purchase price over net assets acquired ("goodwill") are being amortized on a straight-line basis over their respective estimated useful lives of approximately three years. The Company's ability to realize its goodwill is dependent upon its ability to raise sufficient financing in order to expand the rollout and commercialization of its products. In the third quarter of 2001, the Company was able to secure a limited amount of additional financing to fund its operations, however, such financing was not in the amount the Company expected to be able to secure, nor was it enough to rollout commercialization of its product on a wide scale basis, as had been contemplated by its business plan. Based on these factors, the Company revised its future business plan and evaluated the carrying value of the identifiable intangible assets and goodwill that was a result of its acquisition of FED. Based on this evaluation, the Company determined that the assets were impaired, and, accordingly, during the quarter ended September 30, 2001, the Company recorded an impairment write-down of its goodwill and other identifiable intangible assets of approximately $32.1 based on the estimated discounted net cash flow to be generated over the remaining life of the assets. The impairment charge is included in the consolidated statement of operations for the year ended December 31, 2001. Inclusive of this impairment write-down, amortization of purchased intangibles expense for the year ended December 31, 2001 was approximately $50.0 million.

As of December 31, 2001, other intangible assets were comprised of the following (in millions):

         Purchased identifiable intangibles                   18.0
         Less: Accumulated amortization                      (16.3)

         Other intangible assets, net                        $ 1.7


     Since for the three-year period prior to the acquisition of FED Corporation, Fashion Dynamics Corporation had no active business operations, management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the following comparative information reflects the operating results of FED Corporation for all periods prior to the merger and it should be read in conjunction with the consolidated financial statements and notes thereto. The comparison of financial information below for the period ended December 31, 2000 reflects pro forma results of eMagin for the period January 1, 2000 through December 31, 2000 and its predecessor FED Corporation for the period January 1, 2000 to March 15, 2000, on a combined basis, such that the amounts presented and discussed reflect the full year of operations for each period. Reference is made to our consolidated financial statements included herein for further detail on the results of eMagin and FED Corporation for their respective periods of ownership.

     At our annual meeting of stockholders held on July 16, 2001, the stockholders approved the reincorporation of eMagin Corporation as a Delaware corporation. The reincorporation became effective on July 16, 2001 by merging eMagin Corporation, a Nevada corporation ("eMagin-Nevada"), into its then wholly owned subsidiary, eMagin Corporation, a Delaware corporation (formerly known as FED Corporation as described above) ("eMagin-Delaware"). Upon completion of this merger, eMagin-Nevada ceased to exist as a corporate entity and eMagin-Delaware succeeded to the assets and liabilities of eMagin-Nevada. Under the merger agreement for the reincorporation, each outstanding share of eMagin-Nevada common stock was automatically converted into one share of eMagin-Delaware common  stock  at the  time  the  merger  became  effective.  There  has been no interruption in the trading of our common stock as a result of the reincorporation. The reincorporation also resulted in the implementation of a new certificate of incorporation and by-laws for the Company, as the existing certificate of incorporation and by-laws of eMagin-Delaware continues as the certificate of incorporation and by-laws of the Company and has replaced the articles of association and by-laws of eMagin-Nevada. No change in the corporate name, board members, business, management, fiscal year, assets, liabilities, employee benefit plans or location of principal facilities of eMagin occurred as a result of the reincorporation.

     Our  history  has  been  as a  developmental  stage  company.  We  are  now transitioning to manufacturing and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Most of our operating expenses are fixed in the near term. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

STATEMENT OF OPERATIONS

     The following are descriptions of the revenue and expense components of our statement of operations:

     Total revenues currently represent revenues mostly from contracts funded by U.S. government programs. We have historically earned revenues from certain of our research and development activities under both fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profit based on the relationship of costs and the allocation of allowable indirect costs as defined by each contract. The amount of revenues earned is dependent upon the execution of new government contracts, which may not be predictable or consistent from period to period because of variations in government funds allocated to research and development in our field of technology.

     Research and development expenses represent salaries, development materials, external contracts, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating our manufacturing facility. These costs are expensed as incurred. We have received cost sharing awards from certain U.S. government agencies to fund certain research and development. Funding from this type of contract is recognized as a reduction in research and development operating expenses during the period in which the services are performed and related direct expenses are incurred. As of December 31, 2001, the remaining amounts to be incurred and billed on these active "cost sharing" contracts totaled approximately $0.7 million and $0.3 million, respectively.

     Non-cash stock-based compensation expense represents expenses associated with stock option grants to our officers and employees at below fair market value as additional compensation for their services and to induce them to lock-up their options for a longer time than would normally be specified under the Company's standard option grant. Deferred compensation is amortized over the remaining vesting period of the underlying options. The expense also represents warrant grants with exercise prices below fair market value to security holders of eMagin for a reduced number of warrants to induce them to lock-up prior to the merger.

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

Results of Operations

     Comparison of our financial results for the years ended December 31, 1999, 2000 and 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

     Revenues increased to $5.8 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000, representing an increase of 87%. This increase was due primarily to the recognition of revenue from certain government contracts relating to head-wearable displays.

     Research and Development Expenses

     Gross research and development expenses increased to $14.3 million for the year ended December 31, 2001 from $13.3 million for the year ended December 31, 2000, representing a 7.5% increase. Of these amounts, we received $1.6 million in cost sharing from the U.S. government for the year ended December 31, 2001, and $1.5 million for the year ended December 31, 2000. The $1.0 million increase in gross expenses for the year ended December 31, 2001 reflects the additional costs associated with personnel costs, equipment leases, depreciation, and material costs resulting from increased research and development activities and equipment additions at our manufacturing facility.

     Non-Cash Stock-Based Compensation Expense

     Non-cash stock-based compensation expense was $2.8 million for the year ended December 31, 2001 versus $10.3 million for the year ended December 31, 2000. The activity, for the years ended December 31, 2001 and 2000, reflects the amortization of deferred compensation costs related to the issuance of stock options, warrants issued and re-priced warrants and options at below fair market values in the first quarter of 2000.

     Amortization and Write-Down of Goodwill and Purchased Intangibles

     Amortization and write down of goodwill and purchased intangibles expense increased to $50.0 million for the year ended December 31, 2001 from $20.9 million for the year ended December 31, 2000. The $29.1 million increase in amortization and impairment write-down of its goodwill is primarily the result of the impairment charge recorded in 2001.

     Acquired In-Process Research and Development

     In connection with the merger in March 2000, we allocated $12.8 million of the purchase price to acquired in-process research and development expense. Accordingly, these costs were expensed during the year ended December 31, 2000 upon finalization of a third party appraisal. No costs were expensed during the year ended December 31, 2001.

     General and Administrative Expenses

     General and administrative expenses increased to $7.4 million for the year ended December 31, 2001 from $6.1 million for the year ended December 31, 2000, representing a 21.3% increase. The $1.3 million increase in selling, general and administrative expenses was due primarily to increases in marketing activity, personnel costs, travel and patent filings.

     Other Income (Expense)

     Other expenses decreased to $1.4 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. The decrease of $1.2 million was due primarily to the decrease in amortization of the debt discount from the beneficial conversion of a bridge loan entered into by the company.

Net Loss/Net Loss Per Common Share

     The following provides a reconciliation of information used in calculating the per share amounts for the year ended December 31, 2001, 2000 and 1999. The 1999 loss attributable to common shareholders includes an effect of an induced conversion of convertible preferred stock that took place in June 1999.


                                                             2001                  2000                  1999
                                                             ----                  ----                  ----
Loss attributable to common shareholders
Net loss                                                 $(68,486,735)        $(61,521,866)        $(15,800,245)
Effect of induced conversion                                                                        $(7,576,862)
of Convertible Preferred Stock
Loss attributable to common shareholders                 $(68,486,735)       )$(61,521,866)        $(23,377,107)
  Weighted average shares outstanding                      25,100,211           22,144,904            2,614,743
Basic and diluted loss per common share                $        (2.73)        $      (2.78)        $      (8.94)


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

     Revenues increased to $3.1 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999, representing an increase of 63%. This increase was due primarily to the recognition of revenue from certain government contracts relating to OLED microdisplays.

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

     General and Administrative Expenses

     General and administrative expenses increased to $6.1 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999, registration requirements of the 17.3% increase. The $0.9 million increase in selling, general and administrative expenses was due primarily to increases in marketing activity, personnel costs, travel and patent filings.

     Other Income (Expense)

     Other expenses increased to $2.6 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. The increase of $2.2 million was due primarily to the amortization of the debt discount from the beneficial conversion of a bridge loan entered into by us prior to the merger.

Liquidity and Capital Resources

     Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through December 31, 2001 we have incurred accumulated losses of approximately $116.7 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of December 31, 2001, we had $0.7 million in cash and cash equivalents and a working capital deficit of $5.5 million. We subsequently received approximately $3.2 million in equity and convertible debt, and we received a commitment for a $15 million private placement (See "Recent Issuances Of Unregistered Securities"). Subsequent to year end we have raised approximately $3.2 million in various debt and equity transactions to support our current operations. In December 2001, we reduced our workforce due to our working capital constraints. Subsequent to year end, we rehired approximately 8 of the previously terminated employees after raising such capital to pursue production of our products.

     Net cash used in operating activities was $10.8 million for the year ended December 31, 2001. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Cash used in operating activities for 2000 was $14.5 million and $8.6 million in 1999 resulting primarily from operating losses.

     Net cash used by investing activities was $0.5 million for the year ended December 31, 2001. This represented net cash used of $0.5 million for capital expenditures. Net cash used by investing activities in 2000 was $0.4 million primarily from net cash acquired in acquisition of $1.2 million, offset by $0.8 million used for capital expenditures. In 1999, net cash used in investing activities was $0.3 million primarily for capital expenditures.

     Net cash provided by financing activities was $4.7 million for the year ended December 31, 2001, and consisted primarily of proceeds from the issuance of debt. Net cash provided by financing activities was $22.0 million for the year ended December 31, 2000, and consisted primarily of proceeds from the issuance of common stock in a private placement of $22.5 million offset by decreases in short term debt and capital leases of $0.5 million. Cash provided by financing activities for 1999 was $7.7 million primarily from the issuance of short-term debt and the issuance of preferred stock. In June of 1999, all of the preferred shareholders voted to convert their shares into common stock at conversion rates that ranged between 2.8 to 5.5 shares of common stock for each share of preferred stock.

     We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. eMagin's recurring losses from operations since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1 to the Item 8 (Financial Statements and Supplementary Data).

     Pursuant to a Registration Rights Agreement dated November 27, 2001 by and between the Company and investors named therein, we may be forced to pay certain liquidated cash damages in the near future if we fail to use our reasonable best efforts to cause the registration statement thereunder to be declared effective by the Commission by May 27, 2002.

     Our primary sources of liquidity on a short term basis can be expected to be met through cash generated from debt, equity financing and US Government contract cash receipts.

     On a long-term basis, our liquidity requirements can be expected to be met through cash generated from operations, US Government contract cash receipts and equity financing.

     We have liabilities for approximately $3.5 million for unpaid bills, rent and operating leases, that are in default, contracts, and other liabilities. These items could materially affect our liquidity, if we are not successful in negotiating acceptable settlements or reasonable repayment terms. It is possible that we may be required to pay this entire amount along with additional legal and defense costs or penalties. We need to raise substantial additional equity or debt financing in the near future in order to continue our development growth and commercialization of our products. There can be no assurance that additional equity or debt financing will be available on acceptable terms or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities and expansion of our manufacturing facilities, which would have a material adverse effect on our business, financial condition and operating results and our ability to continue as a going concern. In the event that we raise additional equity financing, further dilution to investors could result. Section 7A below, under "Risks Related To Our Financial Results," provides a more detailed description.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

                                                     Year ended December 31, 2001
                           First Quarter            Second Quarter           Third Quarter           Fourth Quarter

Revenues                    $2,030,201                 $1,616,005               $1,176,628               $1,024,536

Net loss                    (9,708,435)               (10,832,756)             (42,377,769)              (5,567,775)

Net loss per share
Basic and diluted               $(0.39)                   $(0.43)                 $(1.69)                  $(0.22)

                                                    Year ended December 31, 2000
                           First Quarter            Second Quarter           Third Quarter           Fourth Quarter

Revenues                         $12,266                  $828,394              $1,011,763                 $705,164

Net loss                      (2,257,156)              (11,004,386)            (24,036,650)             (10,868,625)

Net loss per share
Basic and diluted                 $(0.17)                   $(0.44)                 $(0.96)                  $(0.43)

                                                     Year ended December 31, 1999
                           First Quarter            Second Quarter           Third Quarter           Fourth Quarter

Revenues                        $     --                  $     --                $     --                 $     --

Net loss                            (326)                   (3,327)                 (2,027)                 (12,772)

Net loss per share
Basic and diluted               $     --                  $(0.0005)                $(0.0003)                $(0.002)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. eMagin is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

     In July 2001,  the FASB also  issued SFAS No.  143,  "Accounting  for Asset
Retirement Obligations," which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be disposed of at the lower of book value or fair value less cost to sell. SFAS No. 144 expands the scope of "discontinued operations." The new rules will be applied prospectively beginning January 1, 2002. Management does not expect the adoption of these statements to have a material impact to its financial statements.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE Disclosures About Market Risk

     This Form 10-K report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which eMagin operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of eMagin. Words such as "expects", "anticipates", "intends", "plans", "believes", "could", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

Interest Rate Risk

     Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates, and as such, the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2001, all of the Company's cash equivalents and investment securities mature within one year. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is immaterial. However, in the future, we may invest in securities with maturities of more than one year, which may carry greater interest rate risk.

Foreign Currency Exchange Risk

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

Risk Factors

In evaluating our business, prospective investors and shareholders should carefully consider the following risks in addition to the other information in this 10-K or in the documents referred to in this 10-K. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended December 31, 2001 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

If we do not obtain additional cash to operate our business, we may not be able to execute our business plan and may not achieve profitability. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

We may not maintain The American Stock Exchange (the "Exchange") listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain listing requirements, including, in the case of our common stock selling for a substantial period of time at a low price per share, effecting a reverse split of such shares within a reasonable time after being notified by the Exchange that such action is appropriate under all the circumstances. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.
Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of December 31, 2001, were $27.5 million and acquisition related non-cash transactions were $89.2 million which resulted in an accumulated net loss of $116.7 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We are presently dependent on U.S. government contracts. The majority of our revenues to date have been derived from research and development contracts with the U.S. federal government. We may continue to rely on such contracts for revenue until volume commercial sales commence. The government at its discretion may terminate our government contracts. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that our existing contracts will continue, that we will be successful in obtaining new government contracts, or that programs through which our contracts are funded will continue to be funded beyond the current fiscal year. Our inability to obtain revenues from government contracts could have a material adverse effect on our results of operations.

Risks Related To Our Intellectual Property

We rely on our license agreement with Eastman Kodak for the development of our products, and the termination of this license, Eastman Kodak's licensing of its OLED technology to others for microdisplay applications, or the sublicensing by Eastman Kodak of our OLED technology to third parties, could have a material adverse impact on our business. Our principal products under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents held by Eastman Kodak, relating to OLED display technology. Eastman Kodak's patents expire over a range of years from 2002 to 2020. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

We may not be successful in protecting our intellectual property and proprietary rights. We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for eMagin. We have not recently been in a financial position to file for patents on a worldwide basis and may not be in a position to do so for some time even if sufficient funding is available for our production and sales ramp. We continue to protect all our intellectual property as trade secrets and continue to prosecute patent applications for key technology.

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

The microdisplay systems business is intensely competitive. We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following: our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis; our ability to address the needs of our customers and the quality of our customer services; the quality, performance, reliability, features, ease of use and pricing of our products; successful expansion of our manufacturing capabilities; our efficiency of production, and ability to manufacture and ship products on time; the rate at which original equipment manufacturing customers incorporate our product solutions into their own products; the market acceptance of our customers' products; and product or technology introductions by our competitors. Our competitive position could be damaged if one or more potential OEM customers decide to manufacture their own microdisplays, using OLED or alternate technologies. In addition, our customers may be reluctant to rely on a relatively small company such as eMagin for a critical component. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

The display industry is cyclical. The display industry is characterized by fabrication facilities that require large capital expenditures and long lead times go construct leading to frequent mismatches between supply and demand. The OLED microdisplay sector may experience overcapacity if and when all of the facilities presently in the planning stage come on line leading to a difficult market in which to sell our products.

Competing products may get to market sooner than ours. Our competitors are investing substantial resources in the development and manufacture of microdisplay systems using alternative technologies such as reflective liquid crystal displays (LCDs), LCD-on-Silicon ("LCOS") microdisplays, active matrix electroluminescence and scanning image systems, and transmissive active matrix LCDs. Color LCOS displays are currently in initial production, and may be in higher volume production a year or more earlier than our microdisplays, which could have a significant detrimental effect on our market opportunity.

Our competitors have many advantages over us. As the microdisplay market develops, we expect to experience intense competition from numerous domestic and foreign companies including well-established corporations possessing worldwide manufacturing and production facilities, greater name recognition, larger retail bases and significantly greater financial, technical, and marketing resources than us, as well as from emerging companies attempting to obtain a share of the various markets in which our microdisplay products have the potential to compete.

Our products are subject to lengthy OEM development periods. We plan to sell most of our microdisplays to OEMs who will incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products is significant. If our products fail to meet our OEM customers' cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products could adversely affect our business.

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

We have not manufactured OLED-on-silicon products in large commercial quantities and we do not know if our manufacturing yields or throughput will be commercially viable. In order for us to be successful as a product or component manufacturer, our products must be manufactured to meet high quality standards in commercial quantities at competitive prices. We have not begun quantity commercial production of any of our OLED-based products and we are not staffed adequately to run high quantity production. The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant volumes. We expect to begin commercial production during 2002 to meet anticipated demand for our products. If we are unable to produce our products in sufficient quantity, we will be unable to attract customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

We are dependent on a single manufacturing line. We initially expect to manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully.

Risks Related To Our Business

Our success depends in a large part on the continuing service of key personnel. Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel including Gary W. Jones, our Chief Executive Officer. We also need to recruit additional management in order to expand according to our business plan. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

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

Our business depends on new products and technologies. The market for our products is characterized by rapid changes in product, design and manufacturing process technologies. Our success depends to a large extent on our ability to develop and manufacture new products and technologies to match the varying requirements of different customers in order to establish a competitive position and become profitable. Furthermore, we must adopt our products and processes to technological changes and emerging industry standards and practices on a cost-effective and timely basis. Our failure to accomplish any of the above could harm our business and operating results.

Our microdisplay business may not be successful. The market for microdisplays may develop later than anticipated by us may therefore limit our sales potential for the foreseeable future.

We generally do not have long term contracts with our customers. Our business is operated on the basis of short term purchase orders and we cannot guarantee that we will be able to obtain long term contracts for some time. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, out business may suffer and the value of your investment in the Company may decline.

Our  business  strategy  may  fail  if we  cannot  continue  to  form  strategic relationships with companies that manufacture and use products that could incorporate our OLED-on-silicon technology. Our prospects will be significantly affected by our ability to develop strategic alliances with OEMs for incorporation of our OLED-on-silicon technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter in to will realize their objectives. Failure to do so would have a material adverse effect on our business.

We will need to obtain additional financing, which may not be available on suitable terms, and as a result our ability to grow or continue existing operations may be limited. Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including our success in completing the development of our products, manufacturing and marketing our products and competing technological and market developments. We may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. In addition, substantial additional capital may be required in the future to fund product development and product launches. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to our shareholders or us. To the extent we raise additional capital by issuing equity or securities convertible into equity, our current shareholders will suffer dilution in ownership. If needed capital is unavailable, our ability to continue to operate and grow our business could be adversely affected. Even if capital is available at acceptable cost, we might not be able to manage growth effectively.

Our business depends to some extent on international transactions. We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. In addition, many of the OEMs which are the most likely long term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could give expose us to various risks including management of a multi-national organization, the complexities of complying with foreign law and custom, political instability and the complexities of taxation in multiple jurisdictions.

Our business may expose us to product liability claims. Our business exposes us to potential product liability claims. Although no such claim has been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the faulty design or manufacture of our products. While we maintain product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits, fall outside the scope of such coverage, or that such insurance will continue to be available at commercially reasonable rates, if at all.

Our business is subject to environmental regulations and possible liability arising from potential employee claims of exposure to harmful substances used in the development and manufacture of our products. We are subject to various governmental regulations related to toxic, volatile, experimental and other hazardous chemicals used in our design and manufacturing process. Our failure to comply with these regulations could result in the imposition of fines or in the suspension or cessation of our operations. Compliance with these regulations could require us to acquire costly equipment or to incur other significant expenses. We develop, evaluate and utilize new chemical compounds in the manufacture of our products. While we attempt to ensure that our employees are protected from exposure to hazardous materials we cannot assure you that potentially harmful exposure will not occur or that we will not be liable to employees as a result.

Risks Related To Our Stock

     The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 1, 2002, we have outstanding options to purchase 5,514,958 shares; most are currently locked-up due to contractual restrictions. The restrictions on the sale of the remaining shares will lapse between June 16, 2002 and January 7, 2003. There are also outstanding warrants to purchase 3,342,435 shares of common stock.

We do not intend to pay dividends; you will not receive funds without selling shares; and you may lose the entire amount of your investment. We have not paid any dividends on our common stock and we do not plan to pay cash dividends in the foreseeable future. We intend to retain our earnings, if any, for use in our business. We further cannot assure you that you will receive a return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Our principal stockholders, officers and directors will own a significant voting interest in our voting stock. Current directors and officers of eMagin
Corporation or their affiliates beneficially own a large percentage of our outstanding common stock. If these shareholders were to vote together, they could significantly influence the outcome of items that are submitted to a vote of the shareholders including the election of our directors.

We have a staggered Board of Directors and other anti-takeover provisions which could inhibit potential investors or delay or prevent a change of control that may favor you. Our Board of Directors is divided into three classes and our Board member are elected for terms that are staggered. This could discourage the efforts by others to obtain control of the company. Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

We cannot forecast our future performance. We cannot accurately forecast our revenues because of our limited commercial operating history and because the OLED microdisplay market is only beginning to emerge. We may experience significant fluctuations in our quarterly operating results due to many factors which are outside our control. These factors include: fluctuation in demand and orders for our products; timing or cost of future supply or equipment deliveries; manufacturing capacity and yields; variations in product and process development costs; expenses or operational disruptions resulting from acquisitions; activities of our competitors; adequate working capital; and general economic conditions. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the expense, difficulties and delays frequently encountered by early stage companies formed to pursue development of new technologies.

Our share price is likely to be highly volatile which may result in substantial losses for investors. Share price volatility may subject us to securities class action litigation. Prices and trading volume for technology related stock has been highly volatile. Accordingly, our stock prices are likely to also be highly volatile. Shareholders may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the trading price of our common stock could be subject to wide fluctuations in response to: our perceived prospects; quarter to quarter variations in our operating results; changes in earnings estimates or recommendations by securities analysts and market perceptions of our operating results in relation to those estimates or recommendations; changes in market valuation of companies in the microdisplay systems industry; announcements of technological innovations or new products by us or our competitors; economic, political, and issues associated with our customers, suppliers, partners, accountants, governmental agencies in the USA and elsewhere, or other parties; sales of shares by other shareholders; and general conditions in the personal products industries or stock market conditions. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their share price. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. This type of litigation, if instituted against us, could result in substantial costs and divert our management's attention and resources, which could cause serious harm to our business.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FINANCIAL STATEMENT INDEX
                                                                           Page


FINANCIAL STATEMENTS FOR eMAGIN CORPORATION
 (formerly FASHION DYNAMICS CORP.)

Report of Independent Public Accountants (Arthur Andersen LLP)............... 57

Report of Independent Public Accountants (Barry L. Friedman)..................58

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.... 60

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and for the period from inception (January 23, 1996) through
December 31, 2001 ........................................................... 61

Consolidated Statements of Shareholders' Equity for the period from inception to December 31, 1996 and each of the five years ended
December 31, 2001.............................................................62

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from inception (January 23, 1996) through
December 31, 2001.............................................................64

Notes to the Consolidated Financial Statements................................66


FINANCIAL STATEMENTS FOR FED CORPORATION (PREDECESSOR)

Report of Independent Public Accountants......................................81

Consolidated Statements of Operations for the period from January 1, 2000 to March 15, 2000 (unaudited), the year ended December 31, 1999 and for the period from inception (January 6, 1992) through December 31, 1999.........83

Consolidated Statements of Changes in Stockholders' Equity for the period from inception to December 31, 1992 and each of the seven years ended
December 31, 1999.............................................................86

Consolidated Statements of Cash Flows for the period from January 1, 2000 to March 15, 2000 (unaudited), the year ended December 31, 1999 and for the period from inception (January 6, 1992) through December 31, 1999.........88

Notes to the Consolidated Financial Statements................................90

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of eMagin Corporation:

We have audited the accompanying consolidated balance sheets of eMagin Corporation (a Delaware corporation in the development stage; see Note 1) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from inception (January 23, 1996) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the financial statements of the Company from inception to December 31, 1999. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from inception to December 31, 1999, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, and for the period from inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations since inception and the working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
March 13, 2002

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
                                                     (a development stage company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

          ASSETS                                                              2001                2000
                                                                              ----                ----
          CURRENT ASSETS:
              Cash and cash equivalents                                 $     738,342     $    7,367,257
              Contract receivables                                            485,021            825,733
              Costs and estimated profits in excess of billings
                 on contracts in progress                                     293,273            627,347
              Inventory                                                        90,720
                                                                                                      -
              Prepaid expenses and other current assets                       388,344            665,222
                                                                        -------------      -------------
                           Total current assets                             1,995,700          9,485,559

          EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                         1,166,509          1,268,304

          GOODWILL AND PURCHASED INTANGIBLES, net                           1,657,238         51,689,938

          OTHER LONG-TERM ASSETS                                               94,367            105,394
                                                                        -------------      -------------
                           Total assets                              $      4,913,814    $    62,549,195

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                 $      3,116,558    $       161,025
    Accrued payroll                                                           788,302          1,376,888
    Accrued expenses                                                          615,418            935,746
    Advance payments on contracts to be completed                             289,538            311,812
    Current portion of long-term debt                                         693,197            313,074
    Other short-term debt                                                   1,875,000                 -
    Other current liabilities                                                 108,805            144,000
                                                                        -------------      -------------
                 Total current liabilities                                  7,486,818          3,242,545
                                                                        -------------      -------------

LONG-TERM DEBT                                                              2,305,184            122,984
                                                                        -------------      -------------

COMMITMENTS and Contingencies (Note 9)

SHAREHOLDERS' EQUITY (DEFICIT):

---------------------------------------------------------
    Common stock, $0.001 par value, 100,000,000 and
       40,000,000 shares authorized, 25,171,183 and
       25,069,143 shares issued and outstanding,                               25,171             25,069
       respectively
    Additional paid-in capital                                            114,058,560        116,622,811
    Deferred compensation                                                  (2,277,367)        (9,266,397)
    Deficit accumulated during the development stage                     (116,684,552)       (48,197,817)
                                                                        -------------      -------------

                 Total shareholders' equity (deficit)                      (4,878,188)        59,183,666
                                                                        -------------      -------------

                 Total liabilities and shareholders'
                    equity (deficit)                                 $      4,913,814    $    62,549,195
                                                                        =============      =============

The accompanying notes are an integral part of these consolidated balance sheets.

eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999
and for the period from inception (January 23, 1996) to December 31, 2001

                                                                                       Period from
                                                                                        Inception
                                                                                       (January 23,
                                                                                         1996) to
                                                                                       December 31,
                                              2001           2000         1999             2001
                                            -------         -------      -------         ------------

REVENUES:

       Contract revenues                  $5,005,657     $ 2,557,587     $        -      $7,563,244
        Product sales                        841,713               -              -         841,713
                                          ----------     -----------     ----------      ----------
              Total revenues               5,847,370       2,557,587              -       8,404,957

COSTS AND EXPENSES:
    Research and development, net of
       funding under cost sharing
       arrangements of $1,555,811,
       $1,328,121 and $0,                 12,724,161       9,634,948              -      22,359,109
       respectively
    General and administrative             7,385,707       5,149,513         18,452      12,566,219
    Amortization of purchased intangibles 17,886,838      20,932,320              -      38,819,158
    Write-down of goodwill and
       purchased intangibles              32,145,863               -              -      32,145,863
    Acquired in-process research and
       development                                 -      12,820,000              -      12,820,000
    Non-cash charge for
       stock-based   compensation          2,841,003      2,539,828               -       5,380,831
                                        ------------   -------------   ------------    ------------
          Total costs and expenses, net   72,983,572      51,076,609         18,452     124,091,180
                                        ------------   -------------   ------------    ------------
LOSS FROM OPERATIONS                    (67,136,202)    (48,519,022)        (18,452)   (115,686,223)

OTHER (EXPENSE)/INCOME, NET              (1,350,533)        352,205               -        (998,328)
                                       ------------    ------------      ----------   -------------
              Net loss                 $(68,486,735)   $(48,166,817)       $(18,452)  $(116,684,552)
                                       ============    ============      ==========   =============
  Basic and diluted loss per share           $(2.73)         $(2.18)         $(0.00)
  Basic and diluted weighted average
  shares outstanding                     25,100,211      22,144,904      21,156,400

The accompanying notes are an integral part of these consolidated statements.

eMAGIN CORPORATION (FORMERLY FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (JANUARY 23, 1996) to DECEMBER 31, 1996 and FOR EACH of the FIVE YEARS ENDED DECEMBER 31, 1997, 1998, 1999, 2000 AND 2001

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                     during the
                                          Number of                    Additional      Deferred     development
                                            Shares      $0.001 par      Paid- in     Compensation      stage      Total
                                                          value         Capital
                                         -------------------------------------------------------------------------------------
February 6, 1996
Issued for Cash                              600,000        600          5,400             -             -             6,000

Net loss, January 23, 1996
(Inception) to
December 31, 1996                                  -          -              -             -          (3,803)         (3,803)
                                         -----------------------------------------------------------------------------------

Balance, December 31, 1996                   600,000        600          5,400             -          (3,803)          2,197

Issuance of Common Stock for cash            500,000        500         24,500             -             -            25,000

Net loss                                           -          -              -             -          (5,268)         (5,268)
                                         -----------------------------------------------------------------------------------

Balance, December 31, 1997                 1,100 000      1,100         29,900             -          (9,071)         21,929

Effect of stock split                      5,500,000      5,500        (5,500)             -              -                -

Net loss                                           -          -              -             -          (3,477)         (3,477)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1998                 6,600,000      6,600         24,400             -         (12,548)         18,452

Effect of stock split                     13,556,400     13,556       (13,556)             -             -                -

Net loss                                           -          -              -             -         (18,452)        (18,452)
                                         -------------------------------------------------------------------------------------

Balance, December 31, 1999                20,156,400     20,156         10,844             -         (31,000)              -

Sale of common stock in private
  placement, net of issuance costs of      3,464,547      3,465     23,246,535             -             -        23,250,000
  $1,000,000

Common stock issued and options and
warrants exchanged in connection with
FED acquisition                           10,486,386     10,486     92,354,461             -             -        92,364,947

Cancellation of existing shareholders
common stock                             (9,356,018)     (9,356)         9,356             -             -                 -


Issuance of common stock related to
exercise of warrant                            1,080          1          1,835             -             -             1,836

Issuance of common stock for services        316,748        317      2,216,919             -             -         2,217,236

Deferred compensation                              -          -              -    (13,023,364)           -       (13,023,364)

Amortization of deferred compensation              -          -              -      2,539,828            -         2,539,828

Reversal of deferred compensation
balance for
forfeited stock options                            -          -     (1,217,139)     1,217,139            -                 -

Net Loss                                           -          -              -              -    (48,166,817)    (48,166,817)
                                         -------------------------------------------------------------------------------------



         Balance, December 31, 2000       25,069,143    $25,069   $116,622,811    $(9,266,397)  $(48,197,817)    $59,183,666

         Issuance of common stock related
         to exercise of warrant               16,002         16         27,507              -            -            27,523

         Issuance of common stock for
         services                             86,038         86        116,151              -            -           116,237

         Issuance of warrants related to debt
         financing (Note 5)                        -          -        408,068              -            -           408,068

         Value related to beneficial conversion
         features of debt financings               -          -        530,473              -            -           530,473

         Value related to original issue
         discount features of debt financings      -          -        501,577              -            -           501,577

         Amortization of deferred compensation     -          -              -      2,841,003            -         2,841,003

         Reversal of deferred compensation
         balance for
         forfeited stock options                   -          -     (4,148,027)     4,148,027            -                 -

         Net Loss                                  -          -              -              -    (68,486,735)    (68,486,735)
                                          ------------------------------------------------------------------------------------

         Balance, December 31, 2001       25,171,183    $25,171   $114,058,560   $(2,277,367)  $(116,684,552)    $(4,878,188)
                                          ==========    =======   ============    ============ ==============    =============


The accompanying notes are an integral part of these consolidated statements
              eMAGIN CORPORATION (formerly FASHION DYNAMICS CORP.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 and for the period from inception (January 23, 1996) to December 31, 2001

                                                                                       Period from
                                                                                        Inception
                                                                                       (January 23,
                                                                                       1996) through
                                                                                       December 31,
                                              2001           2000         1999             2001
                                            -------         -------      -------       ------------


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                  $(68,486,735)  $(48,166,817)   $(18,452)      $(116,684,552)
Adjustments to reconcile net loss
    to net cash used in operating
    activities:
Depreciation and amortization               18,453,461     21,488,686          94          39,942,982
Write-down of goodwill and
    purchased intangibles                   32,145,863             --          --          32,145,863
Loss on sale of assets                              --         98,548       2,103              97,713
Non-cash charge for stock-based
    compensation                              2,841,003     2,539,828          --           5,380,831
Non-cash interest related charges             1,222,562            --          --           1,222,562
Non-cash charge for services
    received                                    116,151            --          --             116,151
Acquired in-process research and
    development                                      --    12,820,000          --          12,820,000
Changes in operating assets and
    liabilities:
Contract receivables                            340,606      (693,770)         --            (353,164)
Costs and estimated profits in
    excess of billings on
    contracts in progress                       334,074        (7,783)         --             326,291
Inventory                                       (90,720)           --          --             (90,720)
Prepaid expenses and other
    current assets                              276,984      (359,506)         --             (82,522)
Other long-term assets                           11,027       (94,943)         --             (83,916)
Advanced payment on contracts to
    be completed                                 86,531       311,812          --             398,343
Accounts payable, accrued
    expenses and other current
    liabilities                               1,932,619        51,039          --           1,983,658
                                             ----------    ----------    ----------         ----------

Net cash used in operating
    activities                              (10,816,574)  (12,012,906)    (16,255)        (22,860,480)

CASH FLOWS FROM INVESTING
    ACTIVITIES:
Purchases of equipment                         (464,829)     (803,033)         --          (1,267,862)
Net cash acquired in acquisition                     --     1,239,162          --           1,239,162
                                             ----------     ----------  ----------         ------------
Net cash (used in) provided by
    investing activities                       (464,829)      436,129          --             (28,700)

The accompanying notes are an integral part of these consolidated statements.

eMAGIN CORPORATION (formerly FASHION DYNAMICS CORP.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 and for the period from inception (January 23, 1996) to December 31, 2001

                                                                                       Period from
                                                                                        Inception
                                                                                       (January 23,
                                                                                         1996) to
                                                                                       December 31,
                                              2001           2000         1999             2001
                                            -------         -------      -------       ------------


CASH FLOWS FROM FINANCING
    ACTIVITIES:
Proceeds from sales of common
    stock, net of issuance costs                  --       21,250,000          --       21,281,000
Proceeds from exercise of warrants            27,609               --          --           27,609

Proceeds from debt financing
    transactions                           4,875,000               --          --        4,875,000
Re-payments of bridge loan and
    obligations under capital
    lease                                   (250,121)      (2,305,966)         --       (2,556,087)
Net cash provided by financing           ------------     ------------  ---------      ------------
    activities                             4,652,488       18,944,034          --       23,627,522

Net (decrease)/increase in cash
    and cash equivalents                  (6,628,915)       7,367,257     (16,255)         738,342

CASH AND CASH EQUIVALENTS,
    beginning of period                    7,367,257               --      16,255               --
                                         -----------      -----------   ---------      -----------
CASH AND CASH EQUIVALENTS, end of
    period                                $  738,342       $7,367,257   $     --          $738,342
                                         -----------      -----------   ---------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
Interest paid                             $   53,436       $  244,208   $     --
SUPPLEMENTAL DISCLOSURE OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES:
Acquisition of business:
Total purchase price                       $      --       98,465,622   $     --

Fair value of assets, net of cash
    acquired                                      --       38,807,454          --
Net liabilities assumed                           --        3,816,747          --
Excess purchase price over net
    assets acquired                               --       54,602,259          --
                                         -----------      -----------   ---------
Net cash acquired in acquisition           $      --     $  1,239,162    $     --

The accompanying notes are an integral part of these consolidated statements.

              eMAGIN CORPORATION (Formerly Fashion Dynamics Corp.)
                          (a development stage company)

                 Notes to the Consolidated Financial Statements

Note 1 - NATURE OF BUSINESS AND DEVELOPMENT STAGE RISKS

Fashion Dynamics Corporation ("FDC") was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the "Merger"). FED was a developer and manufacturer of optical systems and micro displays for use in the electronics industry. FED's wholly owned subsidiary, Virtual Vision, develops and markets micro display systems and optics technology for commercial, industrial and military applications. The merged company changed its name to eMagin Corporation (the "Company" or "eMagin") (Note 2). Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," as it continues to devote substantially all of its efforts to establishing a new business, and it has not yet commenced its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and limited sales of preliminary prototype versions of the organic light emitting diode ("OLED") micro display.

Since its inception, FED has entered into research and development cost-sharing arrangements, as well as research and development contracts, with several government agencies and private industry. To date, such arrangements have provided total funding of approximately $35.5 million, including $32.6 million by FED prior to the Merger, through cost-sharing and contract revenues. Certain of these arrangements continue through 2002 and may provide for approximately $0.5 million of additional funding. Such funding is subject to, among other factors, satisfactory progress on projects and available government funding.

Through December 31, 2001, the Company had incurred development stage losses totaling approximately $116.7 million. Prior to the acquisition of FED by FDC, FED incurred developmental stage losses totaling approximately $52.5 million. At December 31, 2001, the Company had approximately $1.2 million of cash, cash equivalents and contract receivables to fund short-term working capital requirements and approximately $5.5 million of working capital deficiency. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near future to continue: (1) its research and development efforts, (2) hiring and retaining key employees,
(3) satisfaction of its commitments and (4) the successful development, marketing and production of its products.

The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with financings closed subsequent to December 31, 2001 (Note 10) and its remaining cash resources at December 31, 2001, will be sufficient to fund the Company's operations into the first quarter of 2003 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the

Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence. (Also see Liquidity and Capital Resources section on Item 7 Management's Dicussion and Analysis of Financial Conditions and Results of Operation and Risks Related to Our Financial Results section of Item 7A Qualitative and Quantitative Disclosures About Market Risk.)

Note 2 - FED ACQUISITION

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to FED shareholders, and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments, $3.8 million of assumed liabilities and $0.4 million of acquisition costs. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows: $13.0 million to deferred compensation for the portion of value of options and warrants exchanged relating to unvested securities, $18.0 million to identifiable intangible assets as valued by an independent appraisal, and $54.6 million to goodwill. Such goodwill was being amortized over a three year period. The Company recorded a goodwill impairment charge of approximately $32.1 million in 2001 and approximately $17.9 million and $20.9 million in amortization expense related to goodwill and purchased intangible assets for the years ended December 31, 2001 and 2000, respectively. In accordance with SFAS No. 2, "Accounting for Research and Development Costs", as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. Accordingly, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2000.

The following unaudited information reflects pro forma statements of operations data for the years ended December 31, 2000 and 1999, assuming the acquisition of FED occurred at the beginning of each year presented:

                                                2000               1999
                                          -------------       -------------
    Revenues                              $   3,126,000       $   1,895,000
    Net loss                              $(65,305,000)        $(32,294,000)
    Net loss per share                    $      (2.95)  $            (1.25)

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

As of December 31, 2001 and 2000, the Company had received advanced payments on contracts to be completed of $275,000 and $311,812, respectively. These amounts, classified as deferred revenues in the accompanying consolidated balance sheets, represent that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or products have not yet been delivered.

Costs and Estimated Profits in Excess of Billings on Contracts in Progress

The Company records costs and estimated profits in excess of billings on contracts in progress as an asset on its balance sheet to the extent such costs, and related profits, if any, have been incurred under outstanding contracts and are expected to be collected.

The components of costs and estimated profits in excess of billings on contracts in progress as of December 31, 2001 and 2000 were as follows:

                                                                              2001              2000
                                                                         ------------      -------------
     Total costs incurred and estimated profits                          $ 21,414,000      $   3,408,000
     Less amounts billed                                                   21,121,000          2,781,000
                                                                         ------------      -------------
     Costs and estimated profits in excess of billings on   contracts
         in progress                                                     $    293,000      $     627,000
                                                                         ============      =============

Research and Development/Cost-Sharing Arrangements

To date, activities of the Company include the performance of research and development under cooperative agreements with United States ("U.S.") Government agencies. Current industry practices provide that costs and related funding under such agreements be accounted for as incurred and earned.

The Company has entered into three cost-sharing arrangements with an agency of the U.S. Government and one commercial customer. The Company has incurred research and development costs and earned funding under these agreements as of December 31, 2001 and December 31, 2000 as follows:

                                                                              2001              2000
                                                                         ------------      -------------
     Unfunded research and development                                   $ 11,442,000      $   8,053,000
     Research and development costs                                         2,838,000          2,909,000

     Funding received                                                      (1,556,000)        (1,328,000)
                                                                         ------------      -------------
                                                                         $ 12,724,000      $   9,634,000
                                                                         ============      =============

The Company may incur approximately $700,000 of additional costs on these efforts. If such costs, as defined, are incurred, the government is obligated to reimburse the Company $300,000 of such amounts.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of overnight commercial paper and are stated at cost, which approximates market value, and are considered available for sale.

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

Comprehensive Income (Loss)

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and
distributions  to  owners,   for  the  period  in  which  they  are  recognized.
Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2001, 2000 and 1999. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

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

Goodwill and Other Intangible Assets

Identifiable intangible assets resulting from the acquisition of FED and the excess purchase price over net assets acquired ("goodwill") are being amortized on a straight-line basis over their respective estimated useful lives of approximately three years. The Company's ability to realize its goodwill is dependent upon its ability to raise sufficient financing in order to expand the rollout and commercialization of its products. In the third quarter of 2001, the Company was able to secure a limited amount of additional financing to fund its operations, however, such financing was not in the amount the Company expected to be able to secure, nor was it enough to rollout commercialization of its product on a wide scale basis, as had been contemplated by its business plan. Based on these factors, among others, the Company revised its future business plan and evaluated the carrying value of the identifiable intangible assets and goodwill. Based on this evaluation, the Company determined that the assets were impaired, and, accordingly, during the quarter ended September 30, 2001, the Company recorded an impairment write-down of its goodwill and other identifiable intangible assets of approximately $32.1 based on the estimated discounted net cash flow to be generated over the remaining life of the assets. The impairment charge is included in the accompanying consolidated statement of operations for the year ended December 31, 2001. Inclusive of this impairment write-down, amortization of purchased intangibles expense for the year ended December 31, 2001 was approximately $50.0 million.

As of December 31, 2001 and 2000, goodwill and other intangible assets were comprised of the following (in millions):

                                                      2001            2000
                                                      ----            ----

     Goodwill                                        $                $54.6

     Purchased identifiable intangibles                18.0            18.0

     Less: Accumulated amortization                   (16.3)          (20.9)


     Goodwill and other intangible assets, net       $  1.7           $51.7
                                                      =====            ====

Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," established financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires, among other things, that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable considering, among other factors, expected future undiscounted operating cash flows of the related asset.

Income Taxes

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 2001 and 2000, the Company has net deferred tax assets of approximately $47.2 million and $19.8 million respectively, primarily resulting from the future tax benefit of net operating loss carry forwards discussed below. Such net deferred tax assets are fully offset by valuation allowances due to the uncertainty as to their realizability.

At December 31, 2001, the Company has net operating loss carry forwards totaling approximately $118.2 million, inclusive of the net operating losses acquired as part of the acquisition of FED, which expire through 2021, available to offset future Federal taxable income. Pursuant to Section 382 of the Internal

Revenue Code, the usage of a portion of these net operating loss carry forwards is limited due to changes in ownership that have occurred.

Principles of Consolidation

The accompanying consolidated financial statements of eMagin Corporation include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Inter-company transactions and balances are eliminated in consolidation.

Loss per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, contract receivables and costs and estimate profits in excess of billings on contracts in progress.

The Company maintains cash and cash equivalents with various major financial institutions. Cash equivalents consist primarily of overnight commercial paper. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Contract receivables and costs and estimated profits in excess of billings on contracts in progress subject the Company to the potential for credit risk with customers, primarily government contractors. The Company establishes its credit polices based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and does not require collateral.

Fair Value of Financial Instruments

The Company has various financial instruments, including cash, cash equivalents and short and long-term debt. The Company believes the carrying values of its financial instruments approximate their fair values.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be disposed of at the lower of book value or fair value less cost to sell. SFAS No. 144 expands the scope of "discontinued operations." The new rules will be applied prospectively beginning January 1, 2002. Management does not expect the adoption of these statements to have a material impact to its financial statements.

Note 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and their estimated lives are as follows at December 31, 2001 and 2000:

                                                                      Useful
                                                                      Lives              2001              2000
                                                                  -------------     ------------      ------------
    Computer equipment and software                                     3           $     260,000     $    230,000
    Lab and factory equipment                                           3               1,551,000        1,230,000
    Furniture, fixtures and office equipment                           10                 154,000          108,000
    Leasehold improvements                                        Life of lease           325,000          256,000
                                                                                     ------------     ------------
                                                                                        2,290,000        1,824,000
    Less- Accumulated depreciation and amortization                                     1,123,000          556,000
                                                                                     ------------     ------------

                                                                                     $  1,167,000     $  1,268,000
                                                                                     ============     ============

Depreciation and amortization expense of equipment and leasehold improvements for the years ended December 31, 2001 and 2000 was approximately $567,000 and $580,000, respectively. Depreciation expense for the year ended December 31, 1999 was immaterial to the consolidated financial statements.

Additionally, from time to time, the Company makes deposits on certain equipment that may ultimately be purchased by a financing company and leased to the Company. Amounts paid by the Company for such deposits totaled approximately $225,000 at December 31, 2001.

Note 5 - SHORT-TERM DEBT

On November 27, 2001, the Company entered into a secured convertible note purchase agreement (the "note agreement") with an investor group (the "Investors") whereby the Company could issue up to $1.5 million of secured convertible notes to the Investors, as defined. Concurrent with the note agreement, the Company issued secured promissory notes to the Investors in the amount of $875,000 (the "secured notes"). The secured notes accrue interest at an annual rate of 9.00% per annum and mature on August 30, 2002. The Company is also required to meet certain debt covenants, as defined. In addition, the Company granted a total of 359,589 warrants to the Investors in connection with the secured notes at an exercise price of $1.67 per share. Such warrants are exercisable through November 2004. The fair value of the warrants in the amount of approximately $262,000 was recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The original issue discount was being amortized into interest expense over the life of the debt. Due to default on the secured notes which occurred on November 30, 2001, as discussed below, the remaining value of the original issue discount as of the date of default was amortized into interest expense. Accordingly, the related interest expense in the amount of $262,000 is included in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2001.

The secured notes were convertible into common stock at any time at a conversion price of $1.46 per share. Such conversion terms provided for a beneficial conversion feature. As the Investors had the option to convert the notes immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $244,000 was recognized immediately as interest expense and is included in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2001.

On November 30, 2001, the Company was not in compliance with a certain debt covenant, as defined, and consequently defaulted on the secured notes, causing the maturity date of the notes to accelerate and become immediately due (the "default"). The Investors elected not to demand payment immediately. Certain investors elected to reinvest their respective funds in a subsequent financing (see Note 10), while certain other investors elected for repayment of their respective funds. The repayments to those investors occurred subsequent to year-end. Accordingly, at December 31, 2001, the original liability of the secured notes of $875,000, plus accrued but unpaid interest, is included in current liabilities in the accompanying consolidated balance sheet for the year ended December 31, 2001.

On August 20, 2001, the Company entered into a $1.0 million bridge loan arrangement with The Travelers Insurance Company ("Travelers"). The loan accrues interest at an annual rate of 9.25% and matures on May 20, 2002. Additionally, for each week the loan is outstanding following the closing date of the arrangement (August 20, 2001), the Company is required to issue $50,000 worth of warrants to Travelers, as defined. Total warrants issuable to Travelers, per the agreement, are not to exceed an amount such that the exercise of all related warrants would provide Travelers greater than 19.9% ownership of the outstanding common stock of the Company. Additionally, if the Company completes the sale of convertible debt securities for gross proceeds greater than $5 million prior to May 20, 2002, Travelers has the right to convert the aggregate principal and any accrued but unpaid interest on the bridge loan into the proportionate amount of convertible debt securities with similar terms and privileges.

Through December 31, 2001, the Company has issued an aggregate of 416,878 warrants to Travelers at exercise prices ranging from $1.28 to $1.93 per share in connection with this arrangement. Such warrants are exercisable through November 2004. Related interest expense of approximately $408,000 has been recognized in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2001. The expense represents to the fair value of the warrants on the date of grant calculated using the Black - Scholes option pricing model. Terms of a subsequent bridge loan arrangement entered into by the Company and certain private investors (see Note 10) included a cap on the maximum number of warrants issuable to Travelers under the Travelers bridge loan arrangement at 451,842 warrants. Travelers agreed to the aforementioned amendment.

In September 1999, FED entered into two $1,000,000 convertible bridge loans for an aggregate of $2,000,000. Each loan bore interest at 8.00% per annum and matured in June 2000. The loans were convertible at the option of the holder into shares of the Company's common stock at a purchase price equal to the per share value of the private placement completed in connection with the Merger. These liabilities were assumed by the Company in the Merger. The entire outstanding balance of the bridge loans, including accrued and unpaid interest, was repaid in June 2000.

Note 6 - LONG-TERM DEBT

On September 18, 2001 (the "closing date") the Company entered into a $3.0 million convertible debt arrangement with SK Corporation ("SK loan"). The SK loan accrues interest at an annual rate of 4.00% and matures on September 18, 2004. In connection with the debt arrangement, the Company issued warrants for the purchase of 205,479 shares of the Company's common stock at an exercise price of $1.46 per share. Such warrants are exercisable through September 2004. The fair value of the warrants in the amount of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The original issue discount is being amortized into interest expense over the three-year life of the debt using the effective interest method. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. For the year ended December 31, 2001, approximately $23,000 has been amortized into interest expense and is included in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2001.

The SK loan is convertible into common stock at any time at a fixed conversion price of $1.28 per share. Such conversion terms of the debt provide for a beneficial conversion feature. Due to the fact that the note holder had the option to convert the note immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $287,000 was recognized immediately as interest expense and is included in "Other expense, net" in the accompanying statement of operations for the year ended December 31, 2001.

Additionally, the terms of the debt arrangement provide for a put option, exercisable at the option of SK Corporation, to redeem up to 25% of the face value of the debt each 90-day period beginning on September 19, 2002. Accordingly, 25% of the face value of the debt and the proportionate share of the original issue discount has been classified as short-term debt and is included in "Current portion of long-term liabilities" in the accompanying consolidated balance sheet as of December 31, 2001. The remaining 75% of principal, original issue discount and accrued interest is classified as other long-term debt in the accompanying consolidated balance sheet as of December 31, 2001.

The  components  of  long-term  debt as of  December  31,  2001  and 2000 are as follows:
                                                  2001               2000
                                              ------------      --------------
         Notes payable (a)                    $    168,000      $      346,000
         Capital leases (b)                         32,000              40,000
         SK Loan                                 2,798,000              50,000
                                              ------------      --------------
                                                 2,998,000             436,000
         Less- Current portion                     693,000             313,000
                                              ------------      --------------
                                              $  2,305,000      $      123,000
                                              ============      ==============

     a. In May 1999, FED entered into a $625,000 three-year loan agreement collateralized by its fixed assets. Such liability was assumed in the Merger. The remaining principal balance is $71,000 at December 31, 2001 with payments due through 2002 at an interest rate of 13.88%.

          In June 1999, FED entered into a $155,000 five-year uncollateralized loan agreement. Such liability was assumed in the Merger. The proceeds were used to finance a leasehold improvement. The principal balance is $97,007 at December 31, 2001 with payments due through 2004 at an interest rate of 18%.

     b. The Company is party to a capital lease for certain equipment with aggregate remaining principal balance totaling $31,578 at December 31, 2001, excluding interest, due through 2003 at an interest rate of 7.27%.

          Maturity of debt for years ending December 31 are as follows:

                            2002                      $   693,000
                            2003                           51,000
                            2004                        2,455,000
                            2005- Thereafter                    -
                                                      -----------
                            Total                     $ 3,199,000
                                                      -----------


Note 7 - SHAREHOLDERS' EQUITY (DEFICIT)

On July 16, 2001, the shareholders approved an increase in the number of authorized shares of common stock of the Company to 100,000,000 shares with a par value of $0.001 per share.

In October 2001, the Company entered into an agreement with a third-party whereby the Company issued 86,038 shares of common stock in lieu of cash payment for services rendered on behalf of the Company. The Company recorded an expense in the amount of approximately $116,000, the fair value of the shares granted based on the market value of the stock on the date of grant. The expense is included in "General and administrative" expense in the accompanying consolidated statement of operations for the year ended December 31, 2001. Additionally, the issuance of the shares is reflected in the consolidated statement of shareholders' equity(deficit) for the year ended December 31, 2001.

In connection with the stock agreement, the Company also entered into a supply agreement with the third-party for future purchases of supplies. (see Note 10)

In June 2001, The Travelers Insurance Company exercised warrants to purchase 16,002 shares of common stock of the Company at an exercise price of $1.72 per share.

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

On March 16, 2000 FDC acquired all of the outstanding stock of FED. Under the terms of the agreement, FDC issued approximately 10.5 million shares of its common stock to FED shareholders, and issued approximately 3.9 million options and warrants in exchange for existing FED options and warrants. The total purchase price of the transaction was approximately $98.5 million, including $73.4 million of value relating to the shares issued (at a fair value of $7 per share, the value of the simultaneous private placement transaction of similar securities), $20.9 million of value relating to the options and warrants exchanged, based on the difference between the fair value and the exercise price of said equity instruments and $3.8 million of assumed liabilities. The
transaction   was  accounted  for  using  the  purchase  method  of  accounting.
Accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows: $13 million to deferred compensation for the portion of value of options and warrants exchanged relating to unvested securities, $18.0 million to identifiable intangible assets as valued by an independent appraisal, and $54.6 million to goodwill. Such goodwill is being amortized over a three-year period. The Company recorded a goodwill impairment charge of approximately $32.1 million and approximately $38.8 million in amortization expense related to purchased intangible assets for the year ended December 31, 2001. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development will be charged to expense as part of the allocation of purchase price. Accordingly, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Note 8 - STOCK-BASED COMPENSATION PLANS

In 1994, FED established the 1994 Stock Plan (the "1994 Plan"), which has been assumed by the Company. The plan provided for the granting of options to purchase an aggregate of 1,286,000 shares of the Common Stock to employees and consultants of FED Corporation.

In 2000, FED established the 2000 Stock Option Plan (the "2000 Plan"), which has been assumed by the Company. On July 16, 2001, the shareholders approved an increase in the aggregate number of shares of the Company's common stock reserved for issuance under the 2000 Plan from 3,900,000 to 5,900,000 shares. The Plan permits the granting of options and stock purchase rights to employees and consultants of the Company. The 2000 Plan allows for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or non-qualified stock options which are not intended to meet the requirements Section 422 of the Code.

In May 2001, the Company's Board of Directors adopted the eMagin Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which a total of 750,000 shares of its common stock have been reserved for issuance, subject to the approval of the shareholders of the Company. The shareholders approved the Stock Purchase Plan on July 16, 2001. The Purchase Plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code, provides for consecutive, overlapping 24-month offering periods. Each offering period contains four six-month purchase periods. Each participant will be granted an option to purchase the Company's common stock on the first day of each of the six-month purchase periods and such option will be automatically exercised on the last day of each such purchase period. The purchase price of each share of common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the starting date of that offering period or on the date of the purchase. Offering periods begin on the first trading day on or after January 1 and July 1 of each year and terminate 24-months later. The first offering period, however, began on July 16, 2001 and will end on June 30, 2003.

Employees are eligible to participate in the Stock Purchase Plan if they are employed by the Company, or a subsidiary of the Company designated by the Board of Directors, for at least 20 hours per week and for more than five months in any calendar year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, subject to certain limitations. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically on termination of employment with the Company. The Company's Board of Directors may amend, suspend or terminate the Stock Purchase Plan at any time , except that certain amendments may be made only with the approval of the stockholders of eMagin.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5-1/2 years. Option activity for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                                    Weighted
                                                                     Average
                                                       Shares    Exercise Price
                                                    -----------  --------------
     Outstanding at December 31, 1999                        --      $       --
         Options assumed                              3,342,832            2.01
         Options granted, post-merger                   329,200            9.30
         Options exercised                                    -               -
         Options canceled                              (281,842)           1.77
                                                    -----------
     Outstanding at December 31, 2000                 3,390,190            2.72
         Options granted                              1,078,594            1.05
         Options exercised                                    -
         Options canceled                              (924,063)           2.17

     Outstanding at December 31, 2001                 3,544,721            2.41
                                                    -----------
     Exercisable at December 31, 2001                1,346,301

At December 31, 2001, there were 3,555,279 shares available for grant under the 2000 Plan and the 1994 Plan.

Weighted average fair value of options granted in 2001 and 2000 is $0.76 and $2.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.75% to 5.41%; no expected dividend yield, expected lives of 2.96 years; and expected stock price volatility of 128%.

The following table summarizes information about stock options outstanding at December 31, 2001:

                                            Options Outstanding                               Options Exercisable
                         ----------------------------------------------------------  ------------------------------------
                               Number                                 Weighted            Number         Weighted Average
                           Outstanding at     Weighted Average         Average        Exercisable at    Exercisable Price
   Range of Exercise     December 31, 2001        Remaining           Exercise       December 31, 2001
        Prices                                Contractual Life          Price
--------------------     -----------------    ----------------      ---------------  -----------------  -----------------
    $  0.41 -  $1.35               726,196                9.50                 0.49            666,196               0.41
       1.72 -   1.72             2,174,795                5.97                 1.72            483,918               1.72
       2.25 -  19.50               643,730                7.95                 6.90            196,187               9.85
                                ----------          ----------                              ----------
                                 3,544,721                7.05                 2.41          1,346,301               2.26
                      ==========          ==========           ==========         ==========         ==========


The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the 2000 Plan and 1994 Plan been determined based on fair value at the grant dates, the Company's net loss and net loss per share for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts shown below.

                                                           Net
Net loss:                                         2001                 2000
                                             ----------------------------------
  As reported ..................             $ (68,487,000)      $ (48,167,000)
  Pro forma.....................             $ (69,479,000)      $ (49,470,000)

Net loss per share:
  As reported ..................             $       (2.73)      $       (2.18)
  Pro forma per share......                  $       (2.77)      $       (2.23)

For the year ended December 31, 1999, pro forma net loss and net loss per share would have been the same as the reported net loss and net loss per share.

Warrants

At December 31, 2001, 1,747,082 warrants to purchase shares of common stock are issued, outstanding and exercisable at exercise prices ranging from $1.72 to $26.25.


Note 9 - COMMITMENTS AND CONTINGENCIES

Royalty Payments

The Company is obligated to make minimum annual royalty payments to a corporation commencing January 1, 2001. The minimum royalty of $31,500 per year due under this agreement commences in the first year of the agreement, and increases to minimum royalty payment of $125,000 per year starting in the sixth year of the agreement. Under this agreement, the Company must pay to the corporation a certain percentage of net sales of certain products, which percentages are defined in the agreement with the corporation. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales.

For the year ended December 31, 2001, the expense related to the minimum royalty payment is included in general and administrative expense in the accompanying consolidated statement of operations.


License and Technology Agreement

In March 1997, FED entered into a technology agreement with a corporation to permit potential commercialization of small-format OLED displays. This agreement was transferred to the Company in the Merger. The Company is dependent upon its license agreement with the corporation for the development and commercialization of its currently planned OLED products. There are no additional payments due under this agreement.

Supply Agreement

Simultaneous with the issuance of common shares in lieu of cash payment for services rendered to a third party (Note 7), the Company entered into a development and supply agreement with the third party.

Operating Leases

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2004. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments are as follows:

         Year ending December 31:

             2002                                        $   3,037,000
             2003                                            2,118,000
             2004                                              493,000
                                                         -------------
             Total                                       $   5,648,000
                                                         =============

Rent expense for the years ended December 31, 2001 and 2000 was approximately $1,199,000 and $1,213,000, respectively. Rent expense for the year ended December 31, 1999 was immaterial.

Litigation

The Company may, from time to time, be a party to litigation arising during the normal course of business. The Company is currently not a party to any litigation.

Note 10 - SUBSEQUENT EVENTS (unaudited)

In January 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor (the "Investor") in connection with secured note purchase agreement executed by the Company on November 27, 2001 (Note 5). This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments to certain investors who elected not to reinvest of $250,000. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on August 30, 2002. Terms of the notes also include a fixed conversion rate of $0.5264 per share. The Company also granted warrants to purchase 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain Investors of the November 27, 2001 financing who elected to remain in the new bridge loan arrangement received resets of the previous conversion rate and warrant exercise prices to the same terms as the new Investor.

In February 2002, the Company completed a private placement of securities with several institutional and individual investors of 3,617,128 shares of common stock at a price per share of $0.6913, generating gross proceeds of approximately $2.5 million. In connection with the financing arrangement, the Company issued warrants to purchase 1,446,852 shares of common stock of the Company at an exercise price of $0.7542 per share. Such warrants are exercisable through February 2005.

In March 2002, the Company entered into an equity line of credit agreement with a private equity fund (the "Fund") whereby the Company has the option, but not the obligation, to sell shares of common stock to the Fund for a three-year period at a price per share, as defined. The agreement provides for certain minimum and maximum monthly amounts up to a maximum of $15 million and, in certain circumstances, up to $20 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FED Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of FED Corporation (a Delaware corporation in the development stage; see Note 1) and subsidiary for the year ended December 31, 1999 and for the period from inception (January 6, 1992) to December 31, 1999 and the consolidated statements of shareholders' equity for the period from inception (January 6, 1992) to December 31, 1992 and for each of the seven years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1999 and for the period from inception (January 6, 1992) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.


New York, New York                                           Arthur Andersen LLP
February 14, 2000 (except for Note 3,
as to which the date is March 15, 2000)

                          FED CORPORATION (PREDECESSOR)
                          (a development stage company)

                     FCONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE PERIOD FROM JANUARY 1, 2000 TO MARCH 15, 2000, THE YEAR ENDED
        DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION (JANUARY 6, 1992)
                              TO DECEMBER 31, 1999

                                                                               Period from
                                                Period from                     inception
                                                 January 1,                    (January 6,
                                                  2000 to                        1992) to
                                                 March 15,                       December
                                                    2000            1999         31, 1999
                                                -------------   ------------   ------------
                                                (unaudited)
CONTRACT REVENUES                                    $568,484     $1,895,426    $14,565,353
                                                   ----------     ----------    ------------
              Total revenues                          568,484      1,895,426     14,565,353
                                                   ----------     ----------    ------------
COSTS AND EXPENSES:

    Research and development, net of funding
       under cost sharing arrangements of
       $175,000 and $1,148,166, respectively        2,180,519     10,171,387     36,323,800
    General and administrative                        995,750      5,203,201     15,069,058
    Non-cash stock based compensation               7,778,850             --             --

    Non-cash charge for induced conversion of              --      1,917,391      1,917,391
       debt                                       -----------    -----------     -----------
         Total costs and expenses, net             10,955,119     17,291,979     53,310,249
                                                  -----------    -----------     -----------

OTHER  (EXPENSE):                                  (2,968,419)      (403,692)      (403,102)

              Net loss                           $(13,355,049)  $(15,800,245)  $(39,147,998)
                                                =============   =============  =============

The accompanying notes are an integral part of these consolidated statements.

                                             FED CORPORATION AND SUBSIDIARY
                                              (a development stage company)

                                    FCONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1992
                                 AND FOR EACH OF THE SEVEN YEARS ENDED DECEMBER 31, 1999

                                Series A          Series B            Series C         Series D           Series E
                             ---------------   ---------------    ---------------   ---------------   ---------------
                             Preferred Stock   Preferred Stock    Preferred Stock   Preferred Stock   Preferred Stock
                             ---------------   ---------------    ---------------   ---------------   ---------------
                             Shares   Amount   Shares   Amount    Shares   Amount   Shares   Amount   Shares   Amount
                             ---------------   ---------------    ---------------   ---------------   ---------------
BALANCE, at  inception          -       $-       -        $-         -       $-        -       $-       -        $-
(January 6, 1992)

    Sale of common stock
       to founder               -        -       -         -         -        -        -        -       -         -
    Sale of common stock
       to a trust
       controlled
       by founder               -        -       -         -         -        -        -        -       -         -
    Net loss for the period     -        -       -         -         -        -        -        -       -         -

BALANCE, December 31, 1992      -        -       -         -         -        -        -        -       -         -
                            ------    ------   ------   ------    ------   ------   ------   ------   ------    ------
    Sale of common stock
       to founder               -        -       -         -         -        -        -        -       -         -
    Sale of common stock
       to founder's family      -        -       -         -         -        -        -        -       -         -
    Repurchase of common
       stock from founder       -        -       -         -         -        -        -        -       -         -
    Sale of Series A
       preferred stock      2,000       20       -         -         -        -        -        -       -         -
    Dividends on Series A
       preferred stock          -        -       -         -         -        -        -        -       -         -
    Net loss for the period     -        -       -         -         -        -        -        -       -         -
                            ------    ------   ------   ------    ------   ------   ------   ------   ------    ------
BALANCE, December 31, 1993  2,000       20       -         -         -        -        -        -       -         -

    Sale of common stock
       to founder               -        -       -         -         -        -        -        -       -         -

    Sale of Series B
       preferred stock          -        -  10,154       102         -        -        -        -       -         -

    Sales of common stock       -        -       -         -         -        -        -        -       -         -

    Sales of common stock
       to employees             -        -       -         -         -        -        -        -       -         -

    Sales of common stock
       to employees and
       ESPP                     -        -       -         -         -        -        -        -       -         -

    Stock purchases
       receivable from
       employees                -        -       -         -         -        -        -        -       -         -

    Dividends on Series A
       preferred stock          -        -       -         -         -        -        -        -       -         -

    Net loss for the period     -        -       -         -         -        -        -        -       -         -
                            ------    ------   ------   ------    ------   ------   ------   ------   ------    ------
BALANCE, December 31, 1994  2,000       20  10,154       102         -        -        -        -       -         -

    Sales of common stock,
       net of stock
       issuance costs           -        -       -         -         -        -        -        -       -         -

    Common stock issued to
       Director as
       finder's fee             -        -       -         -         -        -        -        -       -         -




                             Series F           Series G
                            ----------         ----------                                  Accumulated
                          Preferred Stock  Preferred Stock    Common Stock   Additional    During the
                          ---------------  ---------------    ------------    Paid-in      Development    Subscription
                          Shares   Amount  Shares   Amount    Shares Amount   Capital        Stage        Receivables  Total
                          ------   ------  ------   ------    ------ ------   --------     -----------    ------------ -----
BALANCE, at  inception       -      $-      -       $-         -      $-          $-           $-           $-           $-
(January 6, 1992)

    Sale of common stock
       to founder            -       -      -        -    5,000,000  50,000     (45,000)        -            -          5,000
    Sale of common stock
       to a trust
       controlled
       by founder            -       -      -        -      161,000   1,610     119,140         -            -        120,750
    Net loss for the
     period                  -       -      -        -         -        -          -         (59,116)        -        (59,116)
                          -------  ------- -----  -------   -------  -------    -------     ---------     -------    ----------
BALANCE, December 31, 1992   -       -      -        -    5,161,000  51,610      74,140      (59,116)        -         66,634

    Sale of common stock
       to founder            -       -      -        -       76,000     760      61,490         -            -         62,250
    Sale of common stock
       to founder's family   -       -      -        -       13,333     133      19,867         -            -         20,000
    Repurchase of common
       stock from founder    -       -      -        -   (1,600,000)(16,000)     14,400         -            -         (1,600)
    Sale of Series A
       preferred stock       -       -      -        -         -        -       199,980         -            -        200,000
    Dividends on Series A
       preferred stock       -       -      -        -         -        -          -          (3,750)        -         (3,750)
    Net loss for the period  -       -      -        -         -        -          -        (408,738)        -       (408,738)
                          -------  ------- -----  -------   -------  -------    -------     ---------     -------    ----------
BALANCE, December 31, 1993   -       -      -        -    3,650,333  36,503     369,877     (471,604)        -        (65,204)

    Sale of common stock
       to founder            -       -      -        -          100       1        -            -            -              1

    Sale of Series B
       preferred stock       -       -      -        -         -        -        40,514         -            -         40,616

    Sales of common stock    -       -      -        -    1,047,132  10,471   1,591,786         -            -      1,602,257

    Sales of common stock
       to employees          -       -      -        -       88,469     885     133,110         -            -        133,995

    Sales of common stock
       to employees and
       ESPP                  -       -      -        -       34,041     340      43,062         -            -         43,402

    Stock purchases
       receivable from
       employees             -       -      -        -         -        -          -            -        (26,810)     (26,810)

    Dividends on Series A
       preferred stock       -       -      -        -         -        -          -         (18,000)        -        (18,000)

    Net loss for the period  -       -      -        -         -        -          -      (1,404,862)        -     (1,404,862)
                          -------  ------- -----  -------   -------  -------    -------     ---------     -------  -----------
BALANCE, December 31, 1994   -       -      -        -    4,820,075  48,200   2,178,349   (1,894,466)    (26,810)     305,395

    Sales of common stock,
       net of stock
       issuance costs        -       -      -        -      460,000   4,600   1,107,723         -            -      1,112,323

    Common stock issued to
       Director as
       finder's fee          -       -      -        -       61,560     616     153,284         -            -        153,900



                                Series A          Series B            Series C         Series D           Series E
                             ---------------   ---------------    ---------------   ---------------   ---------------
                             Preferred Stock   Preferred Stock    Preferred Stock   Preferred Stock   Preferred Stock
                             ---------------   ---------------    ---------------   ---------------   ---------------
                             Shares   Amount   Shares   Amount    Shares   Amount   Shares   Amount   Shares   Amount
                             ---------------   ---------------    ---------------   ---------------   ---------------

    Sales of common stock
       to employees and
       ESPP                     -        -       -         -         -        -        -        -       -         -

    Receipt of stock
       purchases
       receivable from
       employees                -        -       -         -         -        -        -        -       -         -

    Dividends on Series A
       preferred stock          -        -       -         -         -        -        -        -       -         -

    Net loss for the period     -        -       -         -         -        -        -        -       -         -
                            ------    ------   ------   ------    ------   ------   ------   ------   ------
BALANCE, December 31, 1995   2,000      20  10,154       102         -        -        -        -       -         -

    Conversion of Series A      -
       preferred stock     131,333   1,313       -         -         -        -        -        -       -
    Common stock issued as
       finder's fee              -       -       -         -         -        -        -        -       -         -

    Sale of common stock
       to employees and
       ESPP                      -       -       -         -         -        -        -        -       -         -

    Exercise of stock
       options                   -       -       -         -         -        -        -        -       -         -

    Sale of Series B
       preferred stock           -       -   1,562        16         -        -        -        -       -         -

    Sale of Series C
       preferred stock           -       -       -         - 1,156,832   11,568        -        -       -         -

    Sale of Series D
       preferred stock           -       -       -         -         -        -   887,304   8,873       -         -

    Sale of Series E
       preferred stock           -       -       -         -         -        -         -       - 874,093     8,741

    Costs of private
       placement of
       preferred stock           -       -       -         -         -        -        -        -       -         -

    Dividends on Series A
       preferred stock           -       -       -         -         -        -        -        -       -         -
    Net loss for the period      -       -       -         -         -        -        -        -       -         -

BALANCE, December 31, 1996 133,333   1,333  11,716       118 1,156,832   11,568  887,304    8,873 874,093     8,741


                             Series F           Series G
                            ----------         ----------                                  Accumulated
                          Preferred Stock  Preferred Stock    Common Stock   Additional    During the
                          ---------------  ---------------    ------------    Paid-in      Development    Subscription
                          Shares   Amount  Shares   Amount    Shares Amount   Capital        Stage        Receivables  Total
                          ------   ------  ------   ------    ------ ------   --------     -----------    ------------ -----

    Sales of common stock
       to employees and
       ESPP                  -       -      -        -       33,295     333      70,420         -            -         70,753
    Receipt of stock
       purchases
       receivable from
       employees             -       -      -        -         -         -          -           -         26,810       26,810
    Dividends on Series A
       preferred stock       -       -      -        -         -         -          -        (18,000)        -        (18,000)
    Net loss for the period  -       -      -        -         -         -          -     (3,992,375)        -     (3,992,375)
                          -------  ------- -----  -------   -------  -------    -------     ---------     -------  -----------

BALANCE, December 31, 1995   -       -      -        -     5,374,930 53,749   3,509,776   (5,904,841)        -     (2,341,194)

    Conversion of Series A
       preferred stock       -       -      -        -         -         -       (1,313)        -            -           -

    Common stock issued as
       finder's fee          -       -      -        -        11,500    115        (115)        -            -           -

    Sale of common stock
       to employees and
       ESPP                  -       -      -        -        42,447    424     105,249         -            -        105,673

    Exercise of stock
       options               -       -      -        -         3,125     31       4,656         -            -          4,687

    Sale of Series B
       preferred stock       -       -      -        -         -         -        6,234         -            -          6,250

    Sale of Series C
       preferred stock       -       -      -        -         -         -    4,037,344         -            -      4,048,912

    Sale of Series D
       preferred stock       -       -      -        -         -         -    4,427,646         -            -      4,436,519

    Sale of Series E
       preferred stock       -       -      -        -         -         -    5,235,817         -            -      5,244,558

    Costs of private
       placement of
       preferred stock       -       -      -        -         -         -     (747,292)        -            -       (747,292)

    Dividends on Series A
       preferred stock       -       -      -        -         -         -          -       (18,000)         -        (18,000)

    Net loss for the period  -       -      -        -         -         -          -    (6,021,867)         -     (6,021,867)
                          -------  ------- -----  -------   -------  -------    -------  -----------     ------    -----------
BALANCE, December 31, 1996   -       -      -        -     5,432,002 54,319  16,578,002 (11,944,708)         -      4,718,246


                                                    FED CORPORATION AND SUBSIDIARY
                                                     (a development stage company)

                                       FCONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                 FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1992
                                        AND FOR EACH OF THE SEVEN YEARS ENDED DECEMBER 31, 1999


                                Series A          Series B            Series C         Series D           Series E
                                --------          --------            --------         --------           --------
                             Preferred Stock   Preferred Stock    Preferred Stock   Preferred Stock   Preferred Stock
                             ---------------   ---------------    ---------------   ---------------   ----------------
                             Shares   Amount   Shares   Amount    Shares   Amount   Shares   Amount   Shares   Amount
                             ------   ------   ------   ------    ------   ------   ------   ------   ------   ------
BALANCE, December
   31, 1996                  133,333   $ 1,333   11,716    $ 118     1,156,832  $11,568  887,304  $ 8,873  874,093   $8,741


    Sale of
     common stock
     to employees
     and ESPP                   -        -         -         -            -        -        -       -         -        -

    Costs of
     private
     placement of
     preferred
     stock                      -        -         -         -            -        -        -       -         -        -

    Dividends on
     Series A
     preferred
     stock                      -        -         -         -            -        -        -       -         -        -

    Net loss for
     the period                 -        -         -         -            -        -        -       -         -        -
                            --------  --------  --------   ------   ----------  -------- -------  ------  --------   ------
BALANCE, December
   31, 1997                  133,333    1,333    11,716      118     1,156,832   11,568  887,304   8,873   874,093    8,741
    Sale of
     common stock
     to employees
     and ESPP                   -        -         -         -            -        -        -       -         -        -

    Exercise of
     stock options              -        -         -         -            -        -        -       -         -        -

    Sale of
     Series B
     preferred
     stock                      -        -        2,778       28          -        -        -       -         -        -

    Sale of
     Series F
     preferred
     stock                      -        -         -         -            -        -        -       -         -        -

    Costs of
     private
     placement of
     preferred
     stock                      -        -         -         -            -        -        -       -         -        -

    Dividends on
     Series A
     preferred
     stock                      -        -         -         -            -        -        -       -         -       -

    Net loss for
     the period                 -        -         -         -            -        -        -       -         -       -
                          --------  --------  --------   ------   ----------  -------- -------  ------  --------   ------

BALANCE, December
   31, 1998                  133,333    1,333    14,494      146     1,156,832   11,568  887,304   8,873   874,093   8,741
    Sale of Series G
     preferred stock
     and resulting
     accretion to
     liquidation value          -        -         -        -             -        -        -       -         -       -



                             Series F           Series G
                             --------           --------                                   Accumulated
                          Preferred Stock  Preferred Stock    Common Stock   Additional    During the
                          ---------------  ---------------    ------------    Paid-in      Development    Subscription
                          Shares   Amount  Shares   Amount    Shares Amount   Capital        Stage        Receivables  Total
                          ------   ------  ------   ------    ------ ------   --------     -----------    ------------ -----
BALANCE, December
   31, 1996                -         $ -         -        $ -      5,432,002 $ 54,319   $16,578,002  $(11,944,708) $ -   $4,718,246

    Sale of
     common stock
     to employees
     and ESPP              -           -         -          -         12,728      128        53,246          -       -       53,374

    Costs of
     private
     placement of
     preferred
     stock                 -           -         -          -           -        -           (7,830)         -       -       (7,830)

    Dividends on
     Series A
     preferred
     stock                 -           -         -          -           -        -             -          (18,000)   -      (18,000)

    Net loss for
     the period            -           -         -          -           -        -             -       (3,729,568)   -   (3,729,568)
                          --------  --------  --------   ------   ----------  -------- -------  ------  --------   ---   -----------
BALANCE, December
   31, 1997                -           -         -          -      5,444,730    54,447   16,623,418   (15,692,276)   -     1,016,222
    Sale of
     common stock
     to employees
     and ESPP              -           -         -          -          8,396       84        38,311          -       -       38,395

    Exercise of
     stock options         -           -         -          -          5,000       50        12,450          -       -       12,500

    Sale of
     Series B
     preferred
     stock                 -           -         -          -           -         -          16,638          -       -       16,666

    Sale of
     Series F
     preferred
     stock            1,915,471       19,155     -          -           -         -      11,473,671          -       -   11,492,826

    Costs of
     private
     placement of
     preferred
     stock                7,300          73      -          -           -         -        (134,538)         -       -     (134,465)

    Dividends on
     Series A
     preferred
     stock                 -            -        -          -           -         -            -          (18,000)   -      (18,000)

    Net loss for
     the period            -            -        -          -           -         -            -       (7,731,427)   -   (7,731,427)
                        --------  --------  --------   ------   ----------  -------- -------  ------   -----------  ---  -----------

BALANCE, December
   31, 1998           1,922,771       19,228     -          -      5,458,126    54,581   28,029,950   (23,441,703)   -    4,692,717
    Sale of Series
     G preferred stock
     and resulting
     accretion to
     liquidation value     -            -     681,446      6,814        -         -       4,702,817      (957,185)   -    3,752,446





                                Series A          Series B            Series C         Series D           Series E
                                --------          --------            --------         --------           --------
                             Preferred Stock   Preferred Stock    Preferred Stock   Preferred Stock   Preferred Stock
                             ---------------   ---------------    ---------------   ---------------   ----------------
                             Shares   Amount   Shares   Amount    Shares   Amount   Shares   Amount   Shares   Amount
                             ------   ------   ------   ------    ------   ------   ------   ------   ------   ------

    Dividend on
     Series A
     preferred
     stock                      -        -         -        -             -        -        -       -         -       -

    Induced
     conversion
     of preferred
     stock and
     debt to
     common stock           (133,333)  (1,333)  (14,494)   (146)    (1,156,832) (11,568)(887,304) (8,873) (874,093) (8,741)

    Sale of
     common stock
     to employees
     and ESPP                   -        -         -        -             -        -        -       -         -       -

    Common stock
     options and
     warrants
     issued to
     nonemployees               -        -         -        -             -        -        -       -         -       -

    Beneficial
     conversion
     features
     upon
     conversion
     of debt                    -        -         -        -             -        -        -       -         -       -

    Stock split
     (Note 8)                   -        -         -        -             -        -        -       -         -       -

    Net loss for
     the period                 -        -         -        -             -        -        -       -         -       -
                          --------  --------  --------   ------   ----------  -------- -------  ------  --------   ------


BALANCE, December
    31, 1999                    -    $   -         -     $  -             -     $  -        -    $  -         -    $  -
                          ========  ========  ========   ======   =========   ======== =======  =====   =======    ======




                             Series F           Series G
                             --------           --------                                   Accumulated
                          Preferred Stock  Preferred Stock    Common Stock   Additional    During the
                          ---------------  ---------------    ------------    Paid-in      Development    Subscription
                          Shares   Amount  Shares   Amount    Shares Amount   Capital        Stage        Receivables  Total
                          ------   ------  ------   ------    ------ ------   --------     -----------    ------------ -----
   Dividend on
     Series A
     preferred
     stock                 -            -        -          -           -         -            -           (9,000)   -       (9,000)

    Induced
     conversion
     of preferred
     stock and
     debt to
     common stock    (1,922,771)    (19,228) (681,446)    (6,814) 25,197,315   251,973   12,676,004    (7,030,511)  -     5,840,763

    Sale of
     common stock
     to employees
     and ESPP              -           -         -          -          8,326        83       15,524          -      -        15,607

    Common stock
     options and
     warrants
     issued to
     nonemployees          -           -         -          -           -         -         234,000          -      -       234,000

    Beneficial
     conversion
     features
     upon
     conversion
     of debt               -           -         -          -           -         -       1,333,333          -      -     1,333,333

    Stock split
     (Note 8)              -           -         -          -    (26,283,178) (262,831)     262,831          -      -          -

    Net loss for
     the period            -           -         -         -           -         -            -     (15,800,245)   -    (15,800,245)
                       --------  --------  --------   ------   ----------  -------- -------  ------   -----------  ---  -----------

BALANCE, December
    31, 1999               -         $ -         -     $   -       4,380,589   $43,806  $47,254,459 $(47,238,64)   $-       $59,621
                       =======   ========  =======    ======      ==========  =========  =========== ============  ===  ===========


The accompanying notes are an integral part of these consolidated statements.

FED CORPORATION (PREDECESSOR)
(a development stage company)

FCONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 2000 TO MARCH 15, 2000, THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM INCEPTION (JANUARY 6, 1992) TO DECEMBER 31, 1999


                                              Period from                  Period From
                                              January 1,                    Inception
                                               2000 to                     (January 6,
                                              March 15,                      1992) to
                                                2000                       December 31,
                                             (unaudited)       1999            1999
                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(13,355,049)   $(15,800,245)  $(39,147,998)
Adjustments to reconcile net loss to
    net cash used in operating
    activities:
Depreciation and amortization                    325,095       1,625,081       4,804,920
Deferred rent                                      --              --              -
Gain on sale of assets                             --              --            (69,525)
Noncash charge for induced conversion
    of debt                                        --          1,917,391       1,917,391
Noncash charges for value of warrants
    granted and amortization of
    original issue discount                        --            203,000         203,000
Noncash charge due to beneficial
    conversion feature                             --            157,500         157,500
Noncash charge for stock based
    compensation                               7,778,850           --              --
Amortization of debt discount                  2,940,339           --              --
Changes in operating assets and
    liabilities:
Contract receivables                             (58,659)        188,755         (73,304)
Costs and estimated profits in excess
    of billings on contracts in
    progress                                    (397,841)      3,069,008        (221,723)
Prepaid expenses and other current
    assets                                      (178,058)        129,840         140,779
Deposits and other assets                          --             23,871          23,871
Accounts payable, accrued expenses,
    and other current liabilities                488,516         131,112       2,110,597
Advance payments on contracts to be
    completed                                      ---          (246,518)          --
                                              -----------     ------------   --------------
Net cash used in operating activities         (2,456,807)     (8,601,205)    (30,154,492)
                                              ------------     -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                           (57,574)       (250,193)     (3,154,640)
Acquisition of business, net of cash
    acquired                                       --              --           (547,503)
Proceeds from the sale of assets                   --              --            229,550
                                              -----------       -----------  -------------
Net cash used in investing activities            (57,574)       (250,193)     (3,472,593)
                                              -----------       -----------  -----------



                                              Period from                  Period From
                                              January 1,                    Inception
                                               2000 to                     (January 6,
                                              March 15,                      1992) to
                                                2000                       December 31,
                                             (unaudited)       1999            1999
                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes, net of
    issuance costs                                 --              --          3,968,958
Proceeds from short-term debt                      --          3,333,333       3,333,333
Proceeds from notes payable                        --            590,232         590,232
Proceeds from sales of common stock,
    net of issuance costs                      1,269,378          15,608       3,419,160

Proceeds from sales of preferred
    stock, net of issuance costs                   --          3,752,407      23,856,998

Proceeds from short-term debt                  1,923,300           --              --
Payments of obligations under capital
    lease                                        (92,748)          --           (823,128)
                                               ----------      ---------      -----------
Net cash provided by financing
    activities                                 3,099,930       7,691,580      34,345,553
                                               ----------      ---------      -----------
Net (decrease) increase in cash and
    cash equivalents                             585,549      (1,159,818)        718,468

CASH AND CASH EQUIVALENTS, beginning
    of period                                    718,468       1,878,286           --
                                               ----------      ---------      -----------
CASH AND CASH EQUIVALENTS, end of
    period                                   $ 1,304,017     $   718,468     $   718,468
                                               ==========      =========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Interest paid                                $    11,918     $   242,000     $   930,593
                                               ==========      =========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING
    ACTIVITIES:
Conversion of preferred stock to
    common stock                             $      -        $ 7,576,862     $     -
                                               ==========      =========      ===========
Conversion of senior debt to common
    stock                                    $      -        $ 4,000,000     $     -
                                               ==========      =========      ===========
Acquisition of business-
Fair value of assets acquired, net of
    cash acquired                                  --        $     --        $    --
Net book value assumed                             --              --             --

Excess purchase price over net assets
    acquired                                       --              --             --
Value of preferred stock issued                    --              --             --
                                               ----------      ---------      -----------
Net cash paid for acquisition                      --        $     --        $    --
                                               ==========      =========      ===========

The accompanying notes are an integral part of these consolidated statements.

                          FED CORPORATION (PREDECESSOR)
                          (a development stage company)

                 Notes to the Consolidated Financial Statements

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

Since inception, the Company has entered into research and development cost-sharing arrangements, as well as research and development contracts, with several government agencies and private industry. Through December 31, 1999, such arrangements have provided total funding of approximately $36.6 million through cost sharing arrangements and contract revenues.

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

The Company has entered into three cost sharing arrangements with an agency of the U.S. Government. The Company has incurred research and development costs and earned funding under these agreements as follows:

                                                              1999
                                                         --------------
     Unfunded research and development                   $    8,997,000
     Research and development costs                           2,322,000
     Funding received                                        (1,148,000)
                                                          --------------
                                                         $   10,171,000
                                                          ==============

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

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income which were not already in net income for the year ended December 31, 1999. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Depreciation and amortization expense of equipment and leasehold improvements for the year ended December 31, 1999 amounted to approximately $810,000.

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

          Maturity of debt as of December 31, 1999 is as follows:

                                2000                    $269,000
                                2001                     351,000
                                2002                     115,000
                                2003                      49,000
                                2004                      26,000
                                                        --------
                                                        $810,000
                                                        ========

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

                                                      1999
                                               ----------------
                Net loss as reported           $   (15,800,000)
                Net loss pro forma                 (16,656,000)

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

Vesting terms of the options range from immediate vesting of all options to a ratable vesting period of 5-1/2 years. Option activity for the year ended December 31, 1999 is summarized as follows (all amounts have been restated to reflect the Company's 1 for 7 reverse stock split (Note 8)):

                                                     1999
                                           ----------------------------
                                                       Weighted Average
                                           Shares       Exercise Price
                                           ----------------------------
Outstanding at beginning of year           288,875       $ 18.13
    Options granted                        155,666         21.00
    Options exercised                           -           -
    Options forfeited                      (22,718)        22.43
    Options canceled                       (46,521)        21.68
                                           -------
Outstanding at end of year                 375,302         18.59
                                           -------

Exercisable at end of year                 283,389
                                           =======

Weighted average fair value of
    options granted                    $     14.84

At December 31, 1999, there were 267,555 shares available for grant under the Plan.

At December 31, 1999, there were 369,136 warrants issued and included in the Black-Scholes option pricing model for pro forma purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rate of 4.49% and 5.29%; no expected dividend yield, expected lives of 2.6 and
5.3 years; and .78 and 0 expected stock price volatility in 1999 and 1998, respectively. Exercise prices for outstanding options at December 31, 1999 range from $5.20 - $38.00.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Options Outstanding                               Options Exercisable
                      --------------------------------------------------------    ------------------------------------
                            Number         Weighted Average        Weighted            Number         Weighted Average
Range of Exercise      Outstanding at         Remaining            Average         Exercisable at        Exercisable
     Prices           December 31, 1999    Contractual Life     Exercise Price    December 31, 1999         Price
-----------------     -----------------    ----------------     --------------    -----------------    ---------------
 $ 5.25 -  $15.00          120,302            5 years              $  11.23            124,971              $ 11.23
  15.01 -   20.00           76,014            5.9 years               17.99             52,379                18.22
  20.01 -   25.00          156,334            4.9 years               21.80            106,382                21.67
  25.01 -   40.00           22,652            8.2 years               37.53              5,143                37.28
                           375,302                                                     288,875

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

10. COMMITMENTS

Royalty Payments

In 1992, the Company entered into a license agreement with the Microelectronics Center of North Carolina ("MCNC"), granting the Company exclusive rights to all inventions and patents developed by MCNC involving field emission technology. The Company is obligated to pay a royalty in connection with the sale of products related to certain technologies of .1% to 2%, as defined, with minimum royalty payments of $50,000 per year through 1997 and $75,000 per year thereafter for as long as any one of the patents remains valid and outstanding. In 1999, the Company terminated this license agreement.

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

License and Technology Agreement

In March 1997, the Company entered into a technology agreement with a corporation to permit potential commercialization of small-format OLED displays. The Company is dependent upon its license agreement with the corporation for the development and commercialization of its currently planned OLED products. Payments are due under evaluation and license agreements based on the achievement of certain milestones in phases of the agreements. Payments totaling $650,000 for the year ended December 31, 1999 was charged to research and development expense under various phases of these agreements. Based on the remaining phases of the current agreements, the Company will be required to make additional payments of $250,000 in 2001, if the remaining phases of the agreements are achieved.

Operating Leases

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through January 2004. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments are as follows:

                Year ending December 31:
                    2000                                      $2,879,000
                    2001                                       2,306,000
                    2002                                       1,046,000
                    2003                                         915,000
                    2004                                         383,000
                                                               ---------
                                                              $7,529,000
                                                               =========

For the year ended December 31, 1999, rent expense was approximately $2,813,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our executive officers and directors, and their ages and positions are:

Name                                             Age        Position
----                                             ---        --------
Gary W. Jones (1)..............................   46        Chairman, Chief Executive Officer, President
K. C. Park.....................................   65        President, Virtual Vision, Inc.
Edward V. Flynn................................   57        Chief Financial Officer, Treasurer
Susan K. Jones.................................   50        Chief Marketing and Strategy Officer, Secretary
Webster E. Howard..............................   66        Chief Technology Officer
Claude Charles (2) ............................   63        Director
Ajmal Khan (1,2)...............................   38        Director
Jack Rivkin (1) (2) (3)........................   61        Director

     Gary W. Jones has served as our Chairman, Chief Executive Officer, and President since 1992. Mr. Jones has over 25 years of experience in both public and private companies in the areas of business development, high volume manufacturing, product development, research, and marketing. Previously, Mr. Jones managed both semiconductor manufacturing and research and development programs at Texas Instruments. Mr. Jones is a director, a member of the Executive Committee of the Board, and Chairman of the Technology Committee of the United States Display Consortium. Mr. Jones received a B.S. in electrical engineering and physics from Purdue University.

     K.C. Park was named President of our wholly owned subsidiary, Virtual Vision, Inc., in 2002 after serving as our Executive Vice President of International Operations since 1998. During his twenty-seven year tenure with IBM he managed flat panel display and semiconductor programs at the IBM Watson Research Center, directed the corporate display programs at the IBM Corporate Headquarters, and established Technical Operations in IBM Korea and served as Senior Managing Director. Dr. Park joined LG Electronics in 1993 as Executive Vice President and initiated and led corporate-wide efforts to shift the major emphasis of the corporation into multimedia. Dr. Park holds a B.S. from the University of Minnesota, an M.S. from MIT, and a Ph.D. in Solid State Chemistry from the University of Minnesota and an MBA from New York University.

     Edward V. Flynn, Chief Financial Officer and Treasurer, joined eMagin in February 1994 as Vice President of Finance and Controller. Previously, Mr. Flynn was employed by the IBM Corporation for over 29 years in senior financial and consulting positions where he held responsibilities for both domestic and international financial management with assignments in treasury, accounting, financial planning, pricing, financial system development, and management reporting and analysis. He consolidated the financial results of IBM's operating results in Europe and provided accounting, reporting and functional guidance to over 70 locations in Europe, Africa and the Middle East. Mr. Flynn received his accounting degree from St. John's University and MBA in financial management from Iona College.

     Susan K. Jones has served as Executive Vice President and Secretary since 1992, and assumed responsibility of Chief Marketing and Strategy Officer in 2001. Ms. Jones has 25 years of industrial experience, including senior research, management, and marketing assignments at Texas Instruments and Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or chairs committees for industry organizations including IEEE, SPIE, and SID. Ms. Jones served as a director of FED Corporation from 1993 to 2000. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology, holds more than a dozen patents, and has authored more than 100 papers and talks.

     Dr. Webster E. Howard was named Chief Technology Officer in 2001, after serving as Vice President, of Technology Development since 1996. He joined IBM in 1961 and, since 1973, he has focused on display technology, managing projects in plasma displays, thin film electroluminescence, CRTs, and thin film transistor/liquid crystal displays. The latter project led to the formation of DTI, the joint venture between IBM and Toshiba. In 1993, he joined AT&T as a director in the High-Resolution Technologies division of AT&T Global Manufacturing and Engineering. Dr. Howard is a Fellow of the American Physical Society, the IEEE, and the Society for Information Display, as well as being a member of Sigma Xi. He is past-president of the Society for Information Display and is a former member of the IBM Academy of Technology. He has authored 55 papers and presentations. Dr. Howard received his BS from Carnegie-Mellon University and his A.M. and Ph.D. from Harvard University, all in Physics.

Directors

     Claude Charles has served as a director since April of 2000. Mr. Charles has served as President of Great Tangley Corporation since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings in Singapore. Mr. Charles has also served as a director and in senior executive positions at SG Warburg and Co. Ltd., Peregrine Investment Holdings, Trident International Finance Ltd., and Dow Banking Corporation. Mr. Charles holds a B.S. in economics from the Wharton School at the University of Pennsylvania and a M.S. in international finance from Columbia University.

     Ajmal Khan has served as a director since March of 2000. Mr. Khan is President and CEO of Verus International Group Limited, an investment firm, and has served as its President and Chief Executive Officer since its inception in 1998. Mr. Khan serves on the board of directors of Wattage Monitor Inc., PredictIt Inc., and iParty Corp.

     Jack Rivkin has served as a director since June of 1996. Mr. Rivkin is the former Executive Vice President of Citigroup Investments Inc., and a director of Greenwich Street Capital Partners. He previously served as Vice Chairman and a director of Smith Barney. Mr. Rivkin's prior industry experience includes positions at Procter and Gamble, Mitchell Hutchins, Paine Webber and Lehman Brothers. Mr. Rivkin serves on the board of directors of On2.com and Enherent Corporation Group. Mr. Rivkin holds an engineering degree in metallurgy from the Colorado School of Mines and an MBA from Harvard University.

(a) Directors. Additional information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders (the "Proxy Statement").

(b) Executive Officers. Additional information with respect to executive officers required by this item is set forth in Part I of this Report and is incorporated herein by reference from the Proxy Statement.

(c) Reports of Beneficial Ownership. The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the 2002 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the 2002 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the 2002 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.      Financial Statements

            Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

            -   Report of Independent Public Accountants

            -   Consolidated Balance Sheets as of December 31, 2001 and 2000

            - Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999 and for the period from inception (January 23, 1996) to December 31, 2001.

            - Consolidated Statements of Shareholders' Equity for the period from inception (January 23, 1996) to December 31, 1996 and each of the five years ended December 31, 2001

            - Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000, and 1999 and for the period from inception (January 23, 1996) through December 31, 2001

            -   Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules

         None

(a) 3.   Exhibit List


Exhibit
Number    Description
-------   -----------

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

4.1       See  Exhibits  3.1  and  3.2  for   provisions   of  the  Articles  of
          Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant herein by reference.

10.1 2000 Stock Option Plan, as filed in the Registrant's Form S-8 (file no. 333-32474) incorporated herein by reference.

10.2 Consulting Agreement between eMagin Corporation and Verus International Ltd., dated March 16, 2000, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.3 Employment Agreement with Gary W. Jones, dated March 16, 2000, as filed in the Registrant's Form for the year ended December 31, 2000 incorporated by reference herein.

10.4 Employment Agreement with Susan K. Jones, dated March 16, 2000, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.5 Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.6 Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.7 Amendment Number 1 to the Lease between International business Machines Corporation and FED Corporation dated July 9, 1999, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.8 Lease between International Business Machines Corporation and FED Corporation dated May 28, 1999, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.9 Amendment Number 2 to the Lease between International Business Machines Corporation and FED Corporation dated January 29, 2001, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.10 Virtual Vision lease between Redson Building Partnership and Vision Newco dated December 15, 1995, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.11 Securities Purchase Agreement dated as of September 18, 2001 by and between eMagin Corporation and SK Corporation, as filed in the Registrant's Form 8-K dated September 26, 2001 incorporated herein by reference.

10.12 Registration Rights Agreement dated as of September 19, 2001 by and between eMagin Corporation and SK Corporation, as filed in the Registrant's Form 8-K dated September 26, 2001 incorporated herein by reference.

10.13 Note Purchase Agreement entered into as of August 20, 2001, by and among eMagin Corporation and The Travelers Insurance Company, as filed in the Registrant's Form 8-K dated September 4, 2001 incorporated herein by reference.

10.14 Secured Note Purchase Agreement entered into as of November 27, 2001, by and among eMagin Corporation and certain investors named therein, as filed in the Registrant's Form 8-K dated December 18, 2001 incorporated herein by reference.

10.15 Registration Rights Agreement dated November 27, 2001 by and between eMagin Corporation and certain investors named therein, as filed in the Registrant's Form 8-K dated December 18, 2001 incorporated herein by reference.

10.16 Security Agreement dated as of November 20, 2001, by and between eMagin Corporation, Verus International Ltd. and certain investors named therein, as filed in the Registrant's Form 8-K dated December 18, 2001 incorporated herein by reference.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Arthur Andersen LLP.

99.1      Letter to commission pursuant to Temporary Note 3T