Form 10-K/A
period 2001-12-31
EMAGIN CORP
filed 2002-04-30
CIK 1046995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 for the fiscal year ended December 31, 2001

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                        Commission File Number 000-24757



                               EMAGIN CORPORATION
             (Exact name of registrant as specified in its charter


               Delaware                                 56-1764501
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification Number)


                                  2070 Route 52
                           Hopewell Junction, NY 12533
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (845) 892-1900


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock (par
                                                              value $0.001 per
                                                              share)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock reported by The American Stock Market on April 25, 2002, was approximately $24.2 million. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates.

     As of April 1, 2001, the Registrant had outstanding 30,262,854 shares of Common Stock.

PRELIMINARY NOTE:

     This Amended Annual Report on Form 10-K/A is being filed to report Part III information (Items 10, 11, 12 and 13) in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 2001 Annual Meeting of Shareholders. In all other material respects, this Amended Annual Report on Form 10-K/A is unchanged from the 2001 Annual Report on Form 10-K previously filed by the Company on April 1, 2002.

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

Item 12:          Security Ownership of Certain Beneficial Owners and Management

Item 13:          Certain Relationships and Related Transactions

                                     PART IV

Item 14:          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

                                   SIGNATURES

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

     Near term sales efforts have been focused on our military, industrial, and media customers. Our primary production orders and design wins to date have been for the SVGA+ display. To date, we have shipped products and evaluation kits to more than 60 OEM customers. OEM evaluation and product design cycles may take from 6 months to 24 months. Some of our initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. Several customers have indicated their intent to incorporate potentially high volumes of our microdisplays into consumer products during 2002 through 2004. We have also received notification that our microdisplays will be used as components in version 1.0 of the US Army Land Warrior program and in the US Air Force Joint Strike Fighter program.

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

     Our license from Eastman Kodak gives us the right to use in miniature displays a portfolio of more than 75 patents in organic light emitting diode and optics technology, some of which are fundamental. Our agreement with Eastman Kodak provides for perpetual access to the OLED technology for our OLED-on-silicon applications, provided we remain active in the field and meet our contractual requirements to Eastman Kodak. In our relationship with Eastman Kodak, we share information regarding improvements in the OLED technology and materials generated internally, except where restricted by agreements with other parties. (See "Strategic Relationships").

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

                                                         High              Low
    2001
        First Quarter                                     7.98              2.50
        Second Quarter....................................4.45              2.10
        Third Quarter.....................................2.60              1.10
        Fourth Quarter....................................1.65              0.27

As of March 1, 2002, there were 25,171,183 shares of common stock outstanding.

     2000
        First Quarter through March 16, 2000.............20.62              5.93
        Second Quarter since March 17, 2000..............22.93             19.50
        Second Quarter...................................20.25              8.50
        Third Quarter....................................13.00              7.87
        Fourth Quarter....................................9.75              2.04

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

Employees are eligible to participate in the Stock Purchase Plan if they are employed by the Company, or a subsidiary of the Company designated by the Board of Directors, for at least 20 hours per week and for more than five months in any calendar year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, subject to certain limitations. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically on termination of employment with the Company. The Company's Board of Directors may amend, suspend or terminate the Stock Purchase Plan at any time, except that certain amendments may be made only with the approval of the stockholders of eMagin.

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

     Dr. K.C. Park was named President of our wholly owned subsidiary, Virtual Vision, Inc., in January 2002 after serving as our Executive Vice President of International Operations since June 1998. During his twenty-seven year tenure with IBM he managed flat panel display and semiconductor programs at the IBM Watson Research Center, directed the corporate display programs at the IBM Corporate Headquarters, and established Technical Operations in IBM Korea and served as Senior Managing Director. Dr. Park joined LG Electronics in 1993 as Executive Vice President and initiated and led corporate-wide efforts to shift the major emphasis of the corporation into multimedia. Immediately prior to joining eMagin, Dr. Park served as Executive Vice President of Reveo Inc. Dr. Park holds a B.S. from the University of Minnesota, an M.S. from MIT, and a Ph.D. in Solid State Chemistry from the University of Minnesota and an MBA from New York University.

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

     Information concerning Gary W. Jones, also a Director of the Company and the Chairman of our Board, is provided above with his officer profile.

General Information Concerning the Board of Directors

     The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. Each Class A director will hold office until the 2002 Annual Meeting of our stockholders. Currently, Mr. Gary Jones and Mr. Jack Rivkin are the Class A directors. Each Class B director will hold office until the 2003 Annual Meeting of our stockholders. Currently, Mr. Ajmal Kahn is the sole Class B director. Class C directors will hold office until the 2004 Annual Meeting of our stockholders. Currently, Mr. Claude Charles is the sole Class C director. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in eMagin's Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

     The Board of Directors held fourteen meetings during 2001. Each incumbent director attended at least 75% of the aggregate of all meetings of the Board of Directors during the period for which he was a director and the meetings of the committees on which he or she served. The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee.

     During 2001, the Company's directors received compensation for service to the Company as director. (See "Executive Compensation - Compensation of Directors".) Directors also received reimbursement of ordinary expenses incurred in connection with attendance at such meetings.

     Due to other time commitments, Messrs. Reddy and Solomon resigned as directors of the Company in December 2001. There were no disagreements with management policy or procedures relating to such resignations.

Executive Officers of the Company

     Officers are appointed to serve at the discretion of the Board of Directors. Except for Mr. Gary Jones, who is the spouse of Ms. Susan Jones, the Company's Executive Vice President and Secretary, none of the executive officers or directors of the Company has a family relationship with any other executive officer or director of the Company.


Committees of the Board of Directors

     The Audit Committee is responsible for (i) determining the adequacy of the Company's internal accounting and financial controls, (ii) reviewing the results of the audit of the Company performed by the independent public accountants, and
(iii) recommending the selection of independent public accountants. Messrs. Charles and Rivkin and Mr. Solomon, prior to his resignation from the Board in December 2001, were members of the Audit Committee during fiscal 2001. The Audit Committee met 4 times during fiscal 2001.

     The Compensation Committee determines matters pertaining to the compensation of certain executive officers of the Company and administers the Company's stock option, incentive compensation, and employee stock purchase plans. Messrs. Rivkin and Reddy, prior to his resignation from the Board in December 2001, were members of the Compensation Committee during fiscal 2001 and met once during fiscal 2001.

     The Executive Committee has authority to act for the Board on most matters during intervals between Board meetings, subject to Board approval. Messrs. Jones, Khan, and Rivkin were members of the Executive Committee during fiscal 2001. The Executive Committee met 2 times during the fiscal 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation for services in all capacities to the Company or its subsidiary for the last three fiscal years of those persons who at December 31, 2001, were (i) the chief executive officer of the Company and (ii) the other four most highly compensated executive officers of the Company (collectively, the "named executive officers"). Prior to establishment of the Compensation Committee, the Chief Executive Officer and Board elected not to pay bonuses as part of executive compensation during the early development stage years of the Company. The Compensation Committee plans to allocate a bonus in stock options for the fiscal year 2001 during 2002.

                           Summary Compensation Table

                                                                                                                Long-Term
                                                                                                              Compensation
                                                                                                                  Awards
                                                                                                              (Securities
                                                                                          Other Annual         Underlying
Name and Principal Position              Year          Salary              Bonus(1)       Compensation          Options)
---------------------------              ----          ------              -----          ------------          --------

 Gary Jones......................        2001         234,393                      (1)              -                -
    Chief Executive Officer              2000         227,863                     -                 -                -
                                         1999         188,377                     -                 -                -

Andrew P. Savadelis...............       2001         255,769               112,500(2)              -                -
      Former Executive Vice              2000          91,667(2)             37,500(2)              -                -
       President and Chief
        Financial Officer


 Susan K. Jones..................        2001         189,207                      (1)              -                -
    Executive Vice President             2000         183,837                     -                 -                -
      Chief Strategy Officer             1999         153,224                     -                 -                -

K.C. Park........................        2001         171,877                     -                 -                -
    President, Virtual Vision            2000         168,623                     -                 -                -
                                         1999         141,010                     -                 -                -

Webster E. Howard................        2001         173,923                     -                 -                -
    Chief Technology Officer             2000         171,046                     -                 -                -
                                         1999         144,668                     -                 -                -

Edward V. Flynn..................        2001         133,000                     -                 -                -
     Chief Financial Officer,            2000         129,893                     -                 -                -
     Treasurer                           1999         108,610                     -                 -                -


(1) The Compensation Committee has allocated a bonus of 750,000 stock options to Gary W. Jones and 350,000 stock options to Susan K. Jones for the year 2001 during 2002.


(2) Mr. Savadelis was employed for less than a full year in 2000. As such, his salary amount for that year represents salary earned from his start date through the end of the fiscal year. Mr. Savadelis' compensation included an annual salary of $250,000 and a non-milestone-driven bonus of $150,000 to be paid quarterly in the period from September 11, 2000 to September 10, 2001. $37,500 of the non-milestone-driven bonus was paid to Mr. Savadelis during 2000. In addition, the Company paid relocation assistance in the amount of $50,000 in October, 2000. Mr. Savadelis ceased to be employed by the Company in January 2002.

Stock Options and Certain Other Compensation

     The following table presents the stock options granted to the named executive officers in fiscal 2001 under the Company's 2000 Stock Option Plan:

                        Option Grants in Last Fiscal Year


                                          Percent of                                             Value at Assumed
                          Number of       Total Options                                     Annual Rates of Stock Price
                          Securities      Granted to                                             Appreciation for
                          Underlying      Employees       Exercise                                  Option Term
                          Options         in Fiscal       Price per       Expiration        ---------------------------
Name                      Granted         Year            Share (3)          Date                    5%           10%
----                      ----------      -------------   ---------       ----------             ------        -------
Gary W. Jones(2)              147,183          15.4%          $0.41          12/04/11           $17,099        $38,941
A. P. Savadelis(2)            176,056          18.4%          $0.41          12/04/11            20,454         46,580
Webster Howard(1)              60,000           6.3%          $1.35          10/18/06            22,952         52,270
Edward V. Flynn(2)              7,042           0.7%          $0.41          12/04/11               818          1,863
Webster Howard(2)              63,380           6.6%          $0.41          12/04/11             7,363         16,769
K.C. Park(2)                   60,563           6.3%          $0.41          12/04/11             7,036         16,024


(1) Mr. Howard was awarded an additional grant of options during fiscal year 2001 due to his appointment during such year to Chief Technology Officer of the Company. Options vested immediately.

(2) Options issued to compensate employees for deferral of a portion of their salary. Options vested immediately.

(3) The exercise price of the stock options was based on the fair market value of the stock on the date of grant.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

     The table below presents certain information concerning the exercises of stock options during the fiscal year ended December 31, 2001 by each of the named executive officers and the number of shares subject to both exercisable and unexerciseable stock options as of December 31, 2001. The common stock price at December 31, 2001 was $0.42 per share.

                                                                                                 Value of
                                                     # of Securities                             Unerercised
                                                     Underlying                                  In-the-money
                          Shares                     Unexercised                                 Options at
                          Acquired     Value         Options at FY-End                           FY-End
                          on Exercise  Realized      Exercisable          Unexercisable          Exercisable       Unexercisable
                          -----------  ---------     -----------------    --------------         -------------     -------------

Gary Jones--------------         -         -             147,183                    -                 $1,472            $ -
A. P. Savadelis---------         -         -             176,056                    -                  1,761              -
Susan K. Jones----------         -         -                   -                    -                      -              -
Webster Howard----------         -         -              63,380                    -                    634              -
K.C. Park---------------         -         -              60,563                    -                    606              -
Edward V. Flynn---------         -         -               7,042                    -                     70              -


Compensation of Directors

     Non-management Directors receive options under the 2000 Stock Option Plan (the "2000 Plan"). Under the 2000 Plan, a grant of options to purchase 40,000 shares of Common Stock will automatically be granted on the date a Director is first elected to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Each option so granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. Non-management Directors receive an annual grant of options to purchase 10,000 shares of Common Stock at the fair market value as determined on the date of grant, which options so granted will expire ten years after the date of grant and will become exercisable in two equal installments commencing one year following the date of the grant and annually thereafter. In addition, at the beginning of 2002, each non-management Director received a grant of an additional 100,000 options with an exercise price per share equal to 100% of the market value of one share on the date of grant. Each option so granted vested immediately and will expire five years after the date of grant. Each non-management Director is also reimbursed for ordinary expenses incurred in connection with attendance at Board meetings.

Executive Employment Agreements

     In connection with our merger with FED Corporation, effective March 16, 2000, we entered into employment agreements for a two-year term with Gary Jones and Susan Jones which provide for annual base salaries of $229,500 and $185,000 respectively and an annual discretionary bonus, as determined by our compensation committee, based on operating milestones and public market valuations. These employment agreements expired on March 16, 2002. The employment agreements of the above executive officers included agreements not to compete with us during their term of employment with us and for a period of one year following the qualified termination of their employment.

     The Compensation Committee has allocated a bonus of 750,000 stock options to Gary W. Jones and 350,000 stock options to Susan K. Jones for the year 2001 during 2002 based on achievement of first product sales and achievement of certain military program awards.


Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during fiscal 2001 were Mr. Rivkin and, prior to Mr. Reddy's resignation in December 2001, Mr. Reddy. Neither of Mr. Reddy nor Mr. Rivkin has ever been an officer or employee of the Company. None of the executive officers of the Company served as a member of the compensation committee of another entity during 2001.

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

     Compensation Philosophy. The Company's executive compensation program is designed to attract and retain key executives who will enhance the performance of the Company, promote its long-term interest and build stockholders' equity. The Compensation Committee sought to align total compensation for executive management with corporate performance. The Company's executive compensation package generally includes four main components:

1. A base salary which is established at levels considered appropriate for the duties and scope of responsibilities of each officer's position.
2.   A bonus potential which is tied directly to operating objectives.
3. A stock option award to increase stock ownership in the Company and align executive compensation with stockholder interests.
4. Other compensation and employee benefits generally available to all employees of the Company, such as health insurance and participation in the eMagin Employee Savings and Protection Plan ("401(k) Plan").

     The Compensation Committee places a particular emphasis on variable, performance based components, such as the bonus potential and stock option awards, the value of which could increase or decrease to reflect changes in corporate and individual performances.

     CEO Compensation. Mr. Jones's base salary in 2001 was $229,500. On December 4, 2001 the Company temporarily deferred management salaries in excess of $125,000 pending closing of additional financing. In January 2002 the Compensation Committee allocated a bonus of 750,000 stock options to Gary W. Jones for the year 2001 based on achievement of first product sales, achievement of certain military program awards, and other milestones. No cash bonus was paid to Mr. Jones or any officer during 2001.

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

                                                         Compensation Committee:

                                                         Jack Rivkin


Performance Graph

     The following graph compares the cumulative total shareholder return on our Common Stock from the initial listing date of our Common Stock on the American Stock Exchange through December 30, 2001 to the Russell 2000 Index and an index of peer companies selected by the Company ("Peer Index"). The companies in the Peer Index are as follows: Kopin Corporation, Microvision Corporation, Three Five Systems, Inc., and Universal Display Corporation. The past performance of the Company's Common Stock is not an indication of future performance. We cannot assure you that the price of the Company's Common Stock will appreciate at any particular rate or at all in future years. Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, the graph shall not be incorporated by reference into any such filings.

                     [Graphic of Performance Graph]


The above performance graph is based upon the following data:


                    03/17/00        12/29/00         12/28/01
                    --------        --------         --------
EMagin               $100.00          $9.24             $1.83
-----------------------------------------------------------------
Russell 2000         $100.00         $87.34            $89.53
-----------------------------------------------------------------
Peer Index           $100.00         $38.05            $14.42
-----------------------------------------------------------------



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of our common stock beneficially owned by (i) each member of our board of directors; (ii) certain of our executive officers (including all of our named executive officers); (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock as of April 1, 2002. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                             PRINCIPAL STOCKHOLDERS

                                                          Shares of Common Stock Beneficially
                                                                        Owned
                                                      -------------------------------------------
                                                           Shares               Percent
Travelers Insurance
Company (1)...................................          8,535,007                26.5%

Mortimer D.A. Sackler (2).....................          4,898,323                14.3%

Gary W. Jones (3).............................          2,519,231                 7.9%

Susan K. Jones (3)............................          2,519,231                 7.9%

SK Corporation (4)............................          2,549,229                 7.8%

Dr. Mortimer D. Sackler(5)....................          2,162,761                 6.9%

ROHM Corporation(6)...........................          1,794,871                 5.8%

Farmers Group (7).............................          1,531,628                 5.0%

Ajmal Khan (8)................................            621,135                   *

Claude Charles (9)............................            140,000                   *



                                                          Shares of Common Stock Beneficially
                                                                        Owned
                                                      -------------------------------------------
                                                           Shares               Percent
K. C. Park (10)...............................            167,603                   *

J. Rivkin (11)................................            519,939                   *

W. Howard (12)................................            325,204                   *

Edward V. Flynn (13)..........................            309,636                   *

All Directors and Executive Officers as a
   Group (14).................................         13,137,755               37.2%


---------------------

*    Less than 1% of the outstanding common stock.

(1) Shares are owned by Travelers and its affiliates TRAL and Citicorp. This figure includes warrants held by Travelers and Citicorp to purchase 614,613 and 127,292 shares of common stock respectively, 40,000 options of which 10,000 are exercisable within 60 days of April 1, 2002 and convertible debt to purchase 1,188,396 shares of common stock at a value date of March 28, 2002. (Address of beneficial owner is Citigroup Inc. 399 Park Avenue, New York, NY 10043.)

(2) Includes warrants and convertible debt to purchase 1,367,781 and 2,279,635 shares of common stock respectively. This figure also includes 961,597 shares of common stock and warrants to purchase 289,310 shares of common stock held by Rainbow Gate Corporation. Mr. Mortimer D.A. Sackler is the investment manager of Rainbow Gate Corporation and disclaims beneficial ownership of the shares held by Rainbow Gate Corporation except to the extent of his pecuniary interest in Rainbow Gate Corporation. (Address of beneficial owner is c/o Chadbourne & Parke LLP, 30 Rockefeller Plaza, New York, New York 10112.)

(3) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including 1,408,655 shares of common stock issuable upon exercise of stock options and warrants to purchase 59,716 shares of common stock, which options and warrants are exercisable within 60 days of April 1, 2002.

(4) Includes warrants and convertible debt to purchase 205,479 and 2,343,750 shares of common stock respectively. (Address of beneficial owner is SK Corporation, 99 Seorin-dong, Jongro-ku, Seoul, 110-110, Korea.)

(5) Includes warrants and convertible debt to purchase 341,945 and 569,945 shares of common stock respectively. This figure also includes 961,597 shares of common stock and warrants to purchase 289,310 shares of common stock held by Rainbow Gate Corporation. Dr. Mortimer D. Sackler is the sole shareholder of Rainbow Gate Corporation. (Address of beneficial owner is c/o Chadbourne & Parke LLP, 30 Rockefeller Plaza, New York, New York 10112.)

(6) Includes warrants to purchase 512,820 shares of common stock. (Address of beneficial owner is ROHM Corporation, 21 Saiin Mizosaki-cho, kyo-Ku Kyoto, 615-8585, Japan.)

(7) Includes 724,618 shares of common stock owned by Farmers Insurance Exchange and 724,618 shares owned by Mid-Century Insurance, and warrants to purchase a total of 82,352 shares of common stock, one-half of which warrants are held by Farmers Insurance Exchange and one-half of which are held by Mid-Century Insurance. (Address of beneficial owner is 4 New York Plaza, New York, N.Y. 10004.)

(8) Includes 481,135 shares held by Verus International Ltd., in which Mr. Kahn is Chief Executive Officer and a stockholder. Also includes 140,000 shares of common stock issuable upon exercise of stock options of which 110,000 are exercisable within 60 days of April 1, 2002.

(9) Includes 140,000 shares of common stock issuable upon exercise of stock options of which 110,000 are exercisable within 60 days of April 1, 2002.

(10) Includes 167,431 shares of common stock issuable upon exercise of stock options of which 141,009 are exercisable within 60 days of April 1, 2002.

(11) Includes options, warrants and convertible debt to purchase 140,000, 142,477 and 237,462 shares of common stock respectively. All 140,000 options to purchase shares of common stock are exercisable within 60 days of April 1, 2002. Mr. Rivkin is the Non-Executive Chairman of Verus International Ltd.

(12) Includes 325,204 shares of common stock issuable upon exercise of stock options of which 211,230 are exercisable within 60 days of April 1, 2002.

(13) Includes 309,636 shares of common stock issuable upon exercise of stock options of which 249,571 are exercisable within 60 days of April 1, 2002.

(14) Includes 2,670,676 shares of common stock issuable upon exercise of stock options of which 2,380,465 are exercisable within 60 days of April 1, 2002. Also includes warrants to purchase 985,194 shares of common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We entered into a consulting agreement dated as of March 16, 2000 with Verus International Ltd., of which Mr. Ajmal Khan is Chief Executive Officer and Mr. Rivkin is the Non-Executive Chairman. Mr. Khan and Mr. Rivkin are also members of our Board of Directors. Terms of the agreement include monthly payments of $15,000 by us to Verus International Ltd. for consulting services rendered during 2001. The term of the agreement expired on March 16, 2002.

     On November 27, 2001, eMagin Corporation entered into a Secured Note Purchase Agreement whereby five accredited initial investors agreed to lend us an aggregate of $875,000 in exchange for (i) 9.00% per annum Secured Convertible Promissory Notes in an aggregate principal amount of $875,000, and (ii) three-year warrants to purchase up to an aggregate of 359,589 shares of our common stock. Messrs. Rivkin and Solomon, who at the time of the transaction were each members of our Board of Directors, participated as investors in the transaction and each invested $125,000 in the Company. In return for such investment, Messrs. Rivkin and Solomon collectively received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $250,000, and (ii) warrants exercisable for 102,740 of our common shares. Soveriegn Bancorp Ltd. also invested $100,000 under the transaction and received
(i) a Secured Convertible Promissory Note in an aggregate principal amount of $100,000, and (ii) warrants exercisable for 41,096 of our common shares. The brother of Mr. Khan, a director of the Company, is an officer of Soveriegn Bancorp Ltd. In addition, Mr. Mortimer D.A. Sackler, who is currently a beneficial owner of more than five percent of the outstanding shares of our common stock, invested $200,000 under the transaction and collectively received
(i) Secured Convertible Promissory Notes in an aggregate principal amount of $200,000, and (ii) warrants exercisable for 82,192 of our common shares. As of January 14, 2002, the Secured Note Purchase Agreement was amended to increase
(i) the aggregate principal amount of the Secured Convertible Promissory Notes issued thereunder to $1,625,000, and (ii) the number of shares issuable pursuant to the warrants issued thereunder to 1,954,944. Pursuant to these amendments, Mr. Mortimer D.A. Sackler invested an additional $1,000,000 under the Secured Note Purchase Agreement and received (i) additional Secured Convertible Promissory Notes with an aggregate principal amount of $1,000,000, and (ii) additional warrants exercisable for 1,285,589 shares of our common stock. Rainbow Gate Corporation, pursuant to the November 27, 2001 transaction and the January 14, 2002 amendment, invested $300,000 under the transaction and collectively received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $300,000, and (ii) warrants exercisable for 341,945 of our common shares. After the close of the January 14, 2002 amended transaction, Dr. Mortimer D. Sackler purchased from Rainbow Gate Corporation the Secured Convertible Promissory Notes in an aggregate principal amount of $300,000, and
(ii) warrants exercisable for 341,945 of our common shares. At the time of the amendment, the Company also redeemed $250,000 in aggregate principal amount of the then outstanding notes held by three of the initial investors under the agreement. Pursuant to this redemption, the notes held by Mr. Solomon, (who at the time of the redemption was no longer a member of our Board of Directors) and by Soveriegn Bancorp Ltd. were redeemed.

     On February 27, 2002, eMagin Corporation and a group of several accredited institutional and individual investors entered into a Securities Purchase
Agreement providing for the issuance and sale to the investors of (i) an aggregate of approximately 3.6 million shares of our common stock, and (ii) warrants exercisable for a period of three (3) years from the Closing Date for an aggregate of approximately 1.4 million shares of our common stock (subject to certain customary anti-dilution adjustments). Rainbow Gate Corporation invested $500,000 in the Company under the agreement and received pursuant to such investment (i) 723,275 shares of our common stock, and (ii) warrants exercisable for 289,310 shares of our common stock.

     The Company believes that the transactions described above were made on terms no less favorable than could have been obtained from third parties. All transactions were negotiated at arm's length.

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

21.1 Subsidiaries of the Registrant as filed in the Registrant's Form 10-K dated April 1, 2002 incorporated herein by reference.

23.1 Consent of Arthur Andersen LLP as filed in the Registrant's Form 10-K dated April 1, 2002 incorporated herein by reference.


99.1 Letter to commission pursuant to Temporary Note 3T as filed in the Registrant's Form 10-K dated April 1, 2002 incorporated herein by reference.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2002.


                               EMAGIN CORPORATION



                               By: /s/ Gary Jones
                                  --------------------------------------
                                  Name:   Gary Jones
                                  Title:  Chief Executive Officer and President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                 NAME                                          TITLE                                  DATE
                 ----                                          -----                                  ----
/s/ Gary Jones                           President, Chief Executive Officer and Director    April 30, 2002
---------------------------              (Principal Executive Officer)
Gary Jones

/s/ Edward V. Flynn                      Chief Financial Officer, Treasurer (Principal      April 30, 2002
---------------------------              Financial Accounting Officer)
Edward V. Flynn

/s/ Claude Charles                       Director                                           April 30, 2002
---------------------------
Claude Charles

/s/ Ajmal Khan                           Director                                           April 30, 2002
---------------------------
Ajmal Khan

/s/ Jack Rivkin                          Director                                           April 30, 2002
--------------------------
Jack Rivkin
