Form 10-Q
period 2002-03-31
EMAGIN CORP
filed 2002-05-15
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

                               eMAGIN CORPORATION
             (Exact name of registrant as specified in its charter)

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

                                 (845) 892-1900
                           (Issuer's telephone number)
                               ___________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002 the Registrant had 30,294,980 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

Index                                                             Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at March 31, 2002 (unaudited)
          and December 31, 2001                                            3

          Unaudited Consolidated Statements of Operations For the
          Three-Months ended March 31, 2002  and March 31, 2001
          and for the period from inception (January 23, 1996)
          to March 31, 2002                                                4

          Unaudited Consolidated Statements of Cash Flows for the
          Three-Months ended March 31, 2002  and March 31, 2001 and
          for the period from inception (January 23, 1996) to
          March 31, 2002                                                   5

          Selected Notes to Unaudited Consolidated Financial
          Statements                                                       6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                             10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       21


PART II OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                        22

Item 5.   Other Information                                                25

Item 6.   Exhibits and Reports on Form 8-K                                 25

SIGNATURE                                                                  26
                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS                                           March 31, 2002           December 31, 2001
                                                                                     --------------           -----------------
                                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $1,666,010                  $738,342
   Contract receivables                                                                      166,316                   485,021
   Unbilled costs and estimated profits on contracts in progress                             101,320                   293,273
   Inventory                                                                                  65,600                    90,720
   Prepaid expenses and other current assets                                                 631,002                   388,344
                                                                                     ---------------          -----------------
      Total current assets                                                                 2,630,248                 1,995,700

Equipment and leasehold improvements, net of accumulated
depreciation of $1,234,014 and $1,122,989, respectively                                    1,140,229                 1,166,509
Goodwill and purchased intangibles, net                                                    1,104,823                 1,657,238

Other long-term assets                                                                        90,141                    94,367
                                                                                     ---------------          -----------------
      Total assets                                                                   $     4,965,441          $      4,913,814
                                                                                     ===============          =================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $4,158,683                $3,731,976
   Accrued Payroll                                                                           851,708                   788,302
   Current portion of long-term debt                                                       1,673,528                   693,197
   Other short-term debt                                                                   1,268,709                 1,875,000
    Advanced payments on contracts to be completed                                           275,955                   289,538
   Other current liabilities                                                                 356,628                   108,805
                                                                                     ---------------          -----------------
     Total current liabilities                                                             8,585,211                 7,486,818
                                                                                     ---------------          -----------------

LONG-TERM DEBT                                                                             2,337,452                 2,305,184

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 29,012,927 and 25,171,183                               29,013                    25,171
   Additional paid-in capital                                                            119,000,669               114,058,560
   Deferred compensation                                                                  (1,812,838)               (2,277,367)
   Deficit accumulated during the development stage                                     (123,174,066)             (116,684,552)
                                                                                     ----------------         -----------------
      Total shareholders' equity                                                          (5,957,222)               (4,878,188)
                                                                                     ----------------         -----------------
      Total liabilities and shareholders' equity                                     $     4,965,441          $      4,913,814
                                                                                     ================         =================

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             Period from
                                                                 Three-Months        Three-Months             inception
                                                                    ended               ended            (January  23, 1996)
                                                                 March 31, 2002      March 31, 2001       to March 31, 2002
                                                                 --------------     --------------      --------------------
CONTRACT REVENUE:
 Contract revenue                                                $    14,108         $    2,030,201          $  7,577,352
 Product sales                                                       143,919                      -               985,632
                                                                 -----------------------------------------------------------
Total revenue                                                        158,027              2,030,201          $  8,562,984
                                                                 -----------------------------------------------------------

COSTS AND EXPENSES:
Research and development, net of funding
  under cost sharing arrangements of
  $26,665, $201,467, $358,760 and $2,910,597, respectively         2,144,766              3,441,105            24,503,875
Amortization of purchased intangibles                                552,415             5,851,692             39,371,573
Acquired in-process research and development                               -                      -            12,820,000
Write-down of goodwill and purchased intangibles                           -                                   32,145,863
Non-cash charge for stock-based compensation                       1,336,926                735,978             6,717,757
Selling, general and administrative                                1,635,048              1,775,401            14,201,268
                                                                 -----------           ------------          --------------
 Total costs and expenses, net                                     5,669,155             11,804,176           129,760,336
                                                                 -----------           ------------          -------------
Non cash interest expense                                           (936,132)              (903,290)           (1,839,422)
OTHER (EXPENSE)/ INCOME                                              (42,254)               968,830              (137,292)
                                                                 -----------           ------------          -------------
OTHER (EXPENSE)/ INCOME, net                                        (978,386)                65,540            (1,976,714)


 Loss before provision for income taxes                           (6,489,514)            (9,708,435)          (123,174,066)

PROVISION FOR INCOME TAXES                                                 -                      -                      -
                                                                 ------------            -----------         ---------------

 Net loss                                                        $ (6,489,514)       $   (9,708,435)         $(123,174,066)
                                                                ==============       ===============         ===============

Basic and diluted net loss per common share                      $      (0.24)       $        (0.39)
                                                                 =============       ==============

Basic and diluted weighted average common shares outstanding       26,669,919            25,069,143
                                                                 =============        =============

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Three-Months         Three-Months
                                                                                        ended                ended
                                                                                    March 31, 2002       March 31, 2001
                                                                                   ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             ($6,489,514)         ($9,708,435)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                         663,440            6,016,929
   Write-down of goodwill and purchased intangibles                                            -                    -
   Loss on sale of assets                                                                      -                    -
   Non-cash charge for stock based compensation                                        1,336,926              735,978
   Non-cash interest related charges                                                     936,132                    -
   Non-cash charge for services received                                                 307,657                    -
   Acquired in-process research and development                                                -                    -
  Changes in operating assets and liabilities, net of acquisition:
       Contract receivables                                                              318,705              673,980
       Unbilled costs and estimated profits on contracts in progress                     191,953             (796,010)
       Prepaid expenses and other current assets                                         (17,538)            (546,863)
       Other long-term assets                                                              4,226                    -
       Advanced payment on contracts to be completed                                     (13,583)                   -
       Accounts payable, accured expenses and accrued payroll                            757,605              310,558
                                                                            -------------------------------------------------
             Net cash used in operating activities                                    (2,203,991)          (3,313,863)
                                                                            -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                (84,745)            (152,848)
   Net proceeds from acquisition                                                               -                    -
                                                                            -------------------------------------------------
             Net cash used in investing activities                                       (84,745)            (152,848)
                                                                            -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                          2,465,517              (93,878)
   Proceeds from exercise of stock options and warrants                                      887                    -
   Proceeds from short term debt                                                       1,000,000                    -
   Proceeds from long term  debt                                                               -                    -
   Payments of long term debt and capital leases                                        (250,000)                   -
                                                                            -------------------------------------------------
             Net cash provided by financing activities                                 3,216,404              (93,878)
                                                                            -------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                              927,668           (3,560,589)
CASH AND CASH EQUIVALENTS, beginning of period                                           738,342            7,367,257
                                                                            -------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                             $ 1,666,010          $ 3,806,668

                                                                              Period from
                                                                               inception
                                                                             January 23, 1996
                                                                            to March 31, 2002
                                                                            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    ($123,174,066)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                               40,606,422
   Write-down of goodwill and purchased intangibles                            32,145,863
   Loss on sale of assets                                                          97,713
   Non-cash charge for stock based compensation                                 6,717,757
   Non-cash interest related charges                                            2,158,694
   Non-cash charge for services received                                          423,808
   Acquired in-process research and development                                12,820,000
  Changes in operationg assets and liabilities, net of acquisition:
       Contract receivables                                                       (34,459)
       Unbilled costs and estimated profits on contracts in progress              518,244
       Prepaid expenses and other current assets                                 (390,780)
       Other long-term assets                                                     (79,690)
       Advanced payment on contracts to be completed                              384,760
       Accounts payable, accured expenses and accrued payroll                   2,741,263
                                                                           ------------------
             Net cash used in operating activities                            (25,064,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                      (1,352,607)
   Net proceeds from acquisition                                                1,239,162
                                                                           ------------------
             Net cash used in investing activities                               (113,445)
                                                                           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                  23,746,517
   Proceeds from exercise of stock options and warrants                            28,496
   Proceeds from short term debt                                                5,875,000
   Proceeds from long term  debt                                                        -
   Payments of long term debt and capital leases                               (2,806,087)
                                                                           ------------------
             Net cash provided by financing activities                         26,843,926
                                                                           ------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                     1,666,010
CASH AND CASH EQUIVALENTS, beginning of period                                          -
                                                                           ------------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 1,666,010
                                                                           ==================

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
          Selected Notes to Unaudited Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2 - NATURE OF BUSINESS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the Merger). The merged company changed its name to eMagin Corporation (the "Company" or eMagin) (Note 3). eMagin is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. eMagin's wholly-owned subsidiary, Virtual Vision Inc., develops and markets microdisplay systems and optics technology for commercial, industrial and military applications. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises", as it continues to devote substantially all of its efforts to establishing a new business, and it has not yet commenced its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and are not related to the Company's planned principal operations of commercialization of products using organic light emitting diode (OLED) technology. eMagin Corporation is attempting to transition to becoming an operating company during 2002 with most of its future revenue to be based in product sales.

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

Goodwill and other intangible assets acquired were previously amortized over their estimated useful lives of three years. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by Financial Accounting Standards Board Interpretation No. 4, amounts assigned to in-process research and development were charged to expense as part of the allocation of purchase price. Accordingly, based on the results of an independent appraisal, the Company recognized a charge of approximately $12.8 million associated with the write-off of acquired in-process research and technology. The Company recognized this charge during the quarter ended September 30, 2000.

During the quarter ended September 30, 2001, the Company recorded an amortization and impairment write-down of its goodwill of approximately $38.0 million to reduce the carrying amount of the goodwill to its estimated fair value. The goodwill impairment charge was included in the unaudited consolidated statement of operations for the quarter ended September 30, 2001. An explanation of the impairment write down is detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations under Amortization of Purchased Intangibles.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and defines criteria for recognition of acquired intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and is in the process of performing the required transitional fair value impairment test. Identified intangible assets not deemed to have indefinite lives continue to be amortized over a three year life. Accordingly, amortization expense of purchased intangibles of approximately $550,000 is included in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2002.

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

Note 7 - DEBT

On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor (the "Investor") in connection with a secured note purchase agreement executed by the Company on November 27, 2001. This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments of $250,000 to certain investors who elected not to reinvest. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on August 30, 2002. Terms of the notes also include a fixed conversion rate of $0.5264 per share. The Company also granted warrants to purchase 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain investors of the November 27, 2002 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices to be equivalent to the terms granted to the new Investor.

The total of the intrinsic value of the warrants issued to the new Investor and the incremental intrinsic value of the repriced warrants of certain existing investors of approximately $480,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. For the three months ended March 31, 2002, approximately $120,000 has been amortized and is included in non-cash interest expense in the accompanying unaudited consolidated statements of operations.

In addition, based on the terms of the bridge loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. The total value of the beneficial feature of the new debt and the incremental value of the reset conversion feature of the existing debt of approximately $780,000 was recorded as non-cash interest expense in the accompanying unaudited consolidated statements of operations.

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

In January 2002, the Company negotiated settlement of amounts due to a related party for services previously rendered via issuance of 192,493 shares of common stock. As such, the Company recorded the fair value of the shares of approximately $135,000 in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2002.

On February 27, 2002, the Company completed a private placement of securities with several institutional and individual investors of 3,617,128 shares of common stock at a price per share of $0.6913, generating gross proceeds of approximately $2,500,000, less issuance costs of approximately $35,000. In connection with the financing arrangement, the Company issued to the investors warrants to purchase 1,446,852 shares of common stock of the Company at an exercise price of $0.7542 per share. Also, the Company issued to an institution warrants to purchase 36,164 shares of common stock in connection with a finder fee arrangement entered into between the two parties. Such warrants are exercisable through February 2005.

On March 4, 2002, the Company entered into an equity line of credit agreement with a private equity fund (the "Fund") whereby the Company has the option, but not the obligation, to sell shares of common stock to the Fund for a three-year period at a price per share, as defined. The agreement provides for certain minimum and maximum monthly amounts up to a maximum of $15 million and, in certain circumstances, up to $20 million.

In connection with the equity line of credit, the Company issued 30,000 shares of common stock to the Fund as compensation for certain services rendered in connection with the closing of the line of credit. As such, the Company recorded the fair value of the shares of approximately $31,000 in selling, general and administrative expenses for the three months ended March 31, 2002. Also, the Company granted warrants to purchase up to 150,000 shares of common stock of the Company at an exercise price of $0.8731 per share. Such warrants are exercisable through September 2005. The intrinsic value of said warrants of approximately $140,000 is included in selling, general and administrative expenses for the three months ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the foregoing unaudited consolidated financial statement and notes thereto.

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

Our history has been as a developmental stage company. We are now transitioning to manufacturing and intend to increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Most of our operating expenses are fixed in the near term. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

Revenues

Revenues for the three months ended March 31, 2002 were $0.2 million as compared to $2.0 million respectively, for the three months ended March 31, 2001. Revenues consist primarily of product sales and contracts funded by certain U.S. government programs. Product sales increased by $0.1 million and ended the first quarter with a backlog of over $1 million in short term orders. Government research and development contract revenues and associated cost recoveries decreased by $2.0 million and are expected to remain significantly lower in 2002 as the company focuses on ramping into production rather than performing government research and development contracts.

Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. The Company has received cost sharing awards from certain U.S. government agencies to fund certain research and development. As of March 31, 2002, the remaining costs to be incurred and billed on these three active "cost sharing" contracts totaled $0.3 million. Gross research and development expenses for the three months ended March 31, 2002 were $2.2 million. For the same period in 2001, the Company's gross research and development expenses were $3.6 million. Of these amounts, the Company received $0.2 million in cost sharing from the U.S. Government for the three months ended March 31, 2001. The $1.4 million decrease in gross expenses for the three months ended March 31, 2002 reflects a reduction in staffing and expenditures due to management cost savings efforts, renegotiated leases, and staff reductions.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months ending March 31, 2002 were $1.6 million as compared to $1.8 million for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses is primarily due to decreases in marketing activity, personnel costs, patent filings and legal fees resulting from management cost savings efforts.

Amortization of Purchased Intangibles

Amortization of purchased intangibles expense for the three months ending March 31, 2002 was $0.6 million as compared to $5.9 million for the three months ended March 31, 2001. The decrease of $5.3 million in these non-cash charges, is the result of the prior year's write-down of the balance in purchased intangibles and goodwill and its impact on future year's amortization. The Company's ability to realize its goodwill is dependent upon its ability to raise sufficient financing in order to expand the rollout and commercialization of its products. In the third quarter of 2001, the Company was able to secure a limited amount of additional financing to fund its operations, however such financing was not in the amount the Company expected to be able to secure, nor was it enough to rollout commercialization of its product on a wide scale basis, as had been contemplated by its business plan. Based on these current factors, the Company revised its future business plan and evaluated the carrying value of the goodwill that was a result of its acquisition of FED. Based on this evaluation, the Company determined that the goodwill was impaired and accordingly, recorded an adjustment to the carrying value of the goodwill of $32 million based on the estimated discounted net cash flow to be generated over the remaining life of the asset.

Non-cash for stock-based compensation amortization

Non-cash stock-based compensation expense for the three months ending March 31, 2002 was $1.3 million as compared to $0.7 million for the three months ended March 31, 2001. The activity for the three months ending March 31, 2002 reflects non-cash stock-based compensation costs related to the issuance of stock options to employees and directors at exercise prices below fair market values in the first quarter of 2002.

Other Income (Expense)

Other income (expenses) for the three months ending March 31, 2002 was $1.0 million expense as compared to $0.1 income for the three months ended March 31, 2001. The increase of $1.0 million in expense for this non-cash charge was due primarily to the increase in non-cash interest expense related to beneficial conversion features of a bridge loan entered into by the company in the first quarter of 2002 and non-cash interest expense related to the amortization of the original issue discount value related to warrants issued in connection with the aforementioned bridge loan.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements of equity securities, research and development contracts and borrowings. Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We plan to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through March 31, 2002 we have incurred accumulated losses of approximately $123.2 million since our inception and we anticipate incurring significant losses as we fund our growth. As of March 31, 2002, we had $1.7 million in cash and cash equivalents and have a working capital deficit of $6.0 million. Subsequent to March 31,2002, we received approximately $1.0 million pursuant to an equity financing with a strategic partner. In December 2001, we took certain actions to reduce our workforce due to working capital constraints. During the first quarter and early second quarter of 2002 we rehired approximately 11 of the previously terminated employees after raising additional capital to pursue production of our products.

A note entered into between the Company and the Travelers Insurance Company ("Travelers") in August 2001 will mature on May 20, 2002. The Company is currently in negotiations with Travelers to settle this debt with a different debt or equity security as the Company does not have sufficient funds to pay the note upon maturity. There can be no assurance that the Company will be able to negotiate a settlement of the debt.

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Cash used in operating activities for the three months ended March 31, 2001 was $3.3 million resulting primarily from operating losses.

Net cash used by investing activities was $0.1 million for the three months ended March 31, 2002, all of which was used for capital expenditures. Net cash used by investing activities for the three months ended March 31, 2001 was $0.2 million which was used for capital expenditures.

Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2002, and consisted primarily of proceeds from sale of equity and the issuance of debt. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2001 year, and consisted primarily of cash payments on long-term debt and capital assets.

We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Staffing for multi-shift operations, in process inventory, outsourced inventory, and increased sales efforts are expected to be the principle uses of cash during the remainder of 2002.

We need to raise substantial additional equity or debt financing in the near future in order to continue as a going concern and to fund our development growth and commercialization of our products. There can be no assurance that additional equity or debt financing will be available on acceptable terms or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities and expansion of our manufacturing facilities, which would have a material adverse effect on our business, financial condition and operating results and our ability to continue as a going concern. In the event that we raise additional equity financing, further dilution to investors could result.

During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity or debt financing. The Company is currently devoting substantial resources to its initial product launch cycles and plans to continue spending to the establishment of sales and distribution relationships. The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with its remaining cash resources at March 31, 2002, will be sufficient to fund the Company's operations into the second quarter of 2002 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue in existence.

Factors Which May Affect Future Results

In evaluating our business, prospective investors and shareholders should carefully consider the following risks. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2002 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of March 31, 2002, were $31.8 million and acquisition related non-cash transactions were $91.4 million which resulted in an accumulated net loss of $123.3 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

We may not be successful in protecting our intellectual property and proprietary rights. We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for eMagin. We have not been in a financial position to properly protect all of our intellectual property, and may not be in a position to do so for some time even if sufficient funding is available for the production and a sales ramp

Risks Related To the Microdisplay Industry

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of May 1, 2002, we have outstanding options to purchase 5,161,280 shares; most are currently locked-up due to contractual restrictions. The restrictions on the sale of the remaining shares will lapse between February 1, 2002 and January 7, 2003. There are also outstanding warrants to purchase 4,982,906 shares of common stock.

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

ITEM 3:   QUALITATIVE AND QUANTITATIVE Disclosures About Market Risk

Interest Rate Risk

Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates, and as such, the fair market value of these instruments is affected by changes in market interest rates. As of March 31, 2002, all of the Company's cash equivalents and investment securities mature within one year. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is immaterial. However, in the future, we may invest in securities with maturities of more than one year, which may carry greater interest rate risk.

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

PART II--OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Recent Issuances of Unregistered Securities by eMagin

On January 14, 2002, we entered into certain agreements to facilitate: (i) an additional funding of $1,000,000 to eMagin by a private investor under the existing Secured Note Purchase Agreement entered into on November 27, 2001 by eMagin with five accredited investors, (ii) the repayment (the "Repayment") in full using the proceeds of such additional funding of three secured convertible notes issued under and held by certain initial investors under the Secured Note Purchase Agreement with an aggregate principal amount of $250,000 (such notes then in default pursuant to a monthly expenditure requirement contained therein), and (iii) a repricing of both the conversion rate of all of the outstanding Secured Convertible Notes issued under the Secured Note Purchase Agreement into our common stock and the exercise price of the warrants held by certain initial investors not subject to the Repayment (the "Continuing Investors") and the issuance of certain additional warrants to the Continuing Investors in return for their consent to certain amendments and waivers. In return for the additional funding of $1,000,000, the private investor received two additional Secured Convertible Promissory Notes, with an aggregate principal amount of $300,000 and $700,000, respectively, and related warrants, each issued pursuant to the terms of the Secured Note Purchase Agreement. The full amount of the outstanding secured convertible notes issued under the Secured Note Purchase Agreement, after giving effect to the January 2002 transactions, have an aggregate principal amount of $1,625,000, and are all secured by a general security interest in the assets of eMagin.

The outstanding Secured Convertible Promissory Notes are due August 30, 2002 and bear interest at 9% per annum (payable at maturity or on the effective date of an early termination). Pursuant to the January 2002 transactions, the conversion terms of the outstanding secured notes were adjusted so that the notes are convertible into our common stock at a rate of $0.5264 per share. The conversion of the notes into eMagin common stock is mandatory upon certain conditions including the completion of a next round of financing by eMagin of convertible debt securities or equity securities in a minimum amount of $10 million. The holders of the notes may also convert, at their option, the notes and accrued interest into our common stock. Upon a change of control event, we may also call and purchase the notes at a purchase price equal to 250% of the principal amount plus accrued interest. If we do not exercise this call right, the holders may put the notes to eMagin at similar pricing. Pursuant to the terms of the January 2002 transactions, the exercise price of the outstanding three year warrants held by the Continuing Investors was adjusted to $0.5469 per share. The Initial Investors whose secured convertible notes were cancelled pursuant to the Repayment retained the three-year warrants previously issued to them under the Purchase Agreement, which have an exercise price of $1.67 per share. All of the outstanding warrants issued under the Secured Note Purchase Agreement, including those issued pursuant to the January 2002 transactions described above, are exercisable for an aggregate of up to 1,954,944 shares of our common stock. We relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the securities without registering the offering under the Securities Act.

Pursuant to the issuance of the notes and warrants under the Secured Note Purchase Agreement, we also entered into a registration rights agreement providing for the registration of shares to be issued pursuant to a conversion of the Secured Convertible Promissory Notes and the shares to be issued pursuant to the exercise of the warrants issued thereunder. The registration rights agreement required us to file a registration statement no later than 90 days after the issuance of the notes and warrants at the initial closing. We are currently in default of certain of the registration filing obligations under the registration rights agreement and management is currently finalizing documentation with the holders of the Secured Convertible Promissory Notes and/or the warrants to waive and extend the time period for such registration obligations. Pursuant to a failure by us to use our reasonable best efforts to cause the registration statement to be declared effective by the Commission within six months of the date of the issuance of the Secured Convertible Promissory Notes and warrants, the registration rights agreement provides for the payment of liquidated damages at a rate of five percent (5%) per month (calculated to the nearest calendar day) of the value of the registrable securities not so declared effective until such registrable securities shall be declared effective.

We entered into a Securities Purchase Agreement dated as of February 27, 2002 providing for the issuance and sale to eight accredited investors of an aggregate of (i) 3,617,128 restricted shares of our common stock, and (ii) warrants exercisable for a period of three (3) years for an aggregate of 1,446,852 shares of our common stock. The warrants have an exercise price of $0.7542. For the issuance of the shares and warrants, we received an aggregate gross proceeds of $2,500,519.56, with each share purchased at a purchase price of $.6913, equal to 110% of the daily volume weighted average closing price per share of our common stock on the American Stock Exchange for a prescribed five trading day period. In connection with the sale of the shares and warrants, we also entered into a registration rights agreement with the investors to register for resale the shares the investors bought in the transaction and the shares to be issued pursuant to an exercise of the warrants. The registration rights agreement requires eMagin to file a registration statement in respect of the restricted shares and the warrants within forty-five days of the issuance thereof. eMagin is currently in breach of this filing requirement. Under the terms of the registration rights agreement, if the registration statement covering the resale of the shares is not declared effective by the Commission within ninety days (or one hundred and fifty days in the case of a "full review" by the Commission) of the date of the issuance and sale of the purchased shares and the warrants, eMagin will be required to pay to each investor an amount equal to one percent (1%) per month of (A) the purchase price paid by such investor for the purchased securities, and (B) the value of any outstanding warrants held by such investor until such registration default no longer exists. The accrued penalties payable for a registration default under the registration rights agreement may be paid in our common shares provided such shares are registered under the Securities Act. The issuance of the shares and the warrants was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of such Securities Act and Regulation D promulgated thereunder.

On March 4, 2002, we entered into a common stock purchase agreement and related documents with Northwind Associates, Inc., a Cayman Islands corporation (the "Investor"), pursuant to which we may receive in periodic draw downs at our option and subject to the terms and conditions of the agreement, up to $15,000,000 in equity financing (the "Equity Line") over a three year period. The aggregate amount of the Equity Line may increase to $20,000,000 provided certain additional conditions regarding our share price, trading volume and market capitalization are met. The initial closing of the agreement occurred on Friday, March 22, 2002. Our right to draw down on the Equity Line is subject to our registering for resale (and the continuing effectiveness of such registration) with the Commission the shares of eMagin common stock issuable pursuant to the Equity Line and is also subject to certain other significant conditions, including limits as to the maximum and minimum draw down amounts as specified in the common stock purchase agreement. The maximum investment amount for any draw down is the lesser of (i) $5,000,000, and (ii) 15% of the volume weighted average price for our common stock (as reported by the American Stock Exchange) for the 30 trading days immediately prior to the applicable commencement date for such draw down multiplied by the total aggregate trading volume in respect of our common stock for such period. Pursuant to a draw down, the Investor will purchase our shares at a discount to the price of our common shares on the American Stock Exchange. More specifically, the discounted purchase price to be paid by the Investor under the Equity Line will generally equal (i) 88% of the daily volume weighted average price of our common stock on the American Stock Exchange for a prescribed 10 trading day period provided that the such stock price is less than $4.00 per share at the time of determination,
(ii) 90% should such stock price at the time of determination exceed $4.00 per share, and (iii) 92% should such stock price at the time of determination exceed $6.00 per share. The discounted purchase price may be reduced by an additional 3% pursuant to certain special conditions as set forth in the agreement. The amount of our shares issued pursuant to draw downs on the Equity Line is also limited to 19.9% of the issued and outstanding common stock (unless stockholder approval of any excess amount is received) and no draw down shall be made to the extent that it would result in the Investor and its affiliates beneficially owning more than 9.9% of our outstanding common stock. The agreement also limits our ability to enter into any other equity line type of financing during the term of the agreement and provides to the Investor a right of first refusal for subsequent sales by eMagin of its securities.

Additionally, in consideration for the Investor's purchase commitment under the Equity Line and certain costs associated therewith, we issued to the Investor 30,000 unregistered shares of eMagin's common stock and warrants to purchase up to 150,000 shares of our common stock at an exercise price equal to 115% of the daily volume weighted average price of the common stock for the fifteen trading days preceding the date of the delivery of the warrant by eMagin or $0.8731. Each warrant is exercisable for a period of three years commencing six months from the date of their delivery by eMagin. The issuance of the shares and the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder.

In connection with the Equity Line, we also entered into a registration rights agreement dated as of March 4, 2002 with the Investor that requires eMagin to file, obtain and maintain the effectiveness of a registration statement on an appropriate form with the Commission in order to register the sale and public resale of shares of the common stock acquired by the Investor under the agreement and upon the exercise of the warrants. Under the terms of the registration rights agreement, eMagin must file such registration statement within sixty days of the date of the agreement. eMagin is currently in default of this filing obligation.

As previously announced by a press release dated April 3, 2002, eMagin entered into a Strategic Securities Purchase Agreement with ROHM Co., Ltd. ("ROHM") dated as of April 1, 2002 (the "ROHM Closing Date") providing for the issuance and sale to ROHM of (i) an aggregate of 1,282,051 shares of our common stock, par value $.001 and (ii) warrants exercisable for a period of three (3) years from the ROHM Closing Date for 512,820 shares of our common stock (subject to certain customary anti-dilution adjustments). The shares were purchased for a purchase price equal to $0.78 per share, an amount equal to 110% of the daily volume weighted average closing price per share of our common stock on the American Stock Exchange for the five trading days immediately preceding the ROHM Closing Date. The exercise price of the warrants on a per share basis is $0.85, an amount equal to 120% of the daily volume weighted average closing price per share of our common stock on the American Stock Exchange for the five trading days immediately preceding the ROHM Closing Date. The gross proceeds received by eMagin pursuant to the issuance and sale of the shares and the warrants was approximately $1.0 million. The proceeds are to be used by eMagin for general and working capital purposes.

Under the Strategic Securities Purchase Agreement, eMagin and ROHM also agreed to enter into a partnership agreement, upon mutually agreeable terms, within 180 days of the ROHM Closing Date pursuant to which they will work collaboratively to develop and market certain Organic Light Emitting Diode technologies and will enter into certain non-competition provisions.

In connection with the sale of the shares and warrants, eMagin also entered into a registration rights agreement with ROHM to register for resale the shares ROHM bought in the private placement transaction and the shares of our common stock to be issued pursuant to an exercise of the warrants. Under the terms of the registration rights agreement, if the registration statement covering the resale of the shares is not declared effective by the Securities and Exchange Commission within ninety days (or one hundred and fifty days in the case of a "full review" by the Securities and Exchange Commission) of the date of the issuance of the purchased shares and the warrants, eMagin will be required to pay ROHM an amount equal to one percent (1%) per month of (A) the purchase price paid by ROHM for the purchased securities, and (B) the value of any outstanding warrants (valued at the difference between the average current market price during the applicable month and the exercise price of the warrants multiplied by the number of shares of our common stock the warrants are exercisable into) held by ROHM until such registration default no longer exists.

The issuance of the shares and the warrants under the ROHM transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of ROHM that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Item 5. Other Information

A note entered into between the Company and the Travelers Insurance Company ("Travelers") in August 2001 will mature on May 20, 2002. The Company is currently in negotiations with Travelers to settle this debt with a different debt or equity security as the Company does not have sufficient funds to pay the note upon maturity. There can be no assurance that the Company will be able to negotiate a settlement of the debt.

Item 6. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

The Company filed three reports on form 8-K during the quarter ended March 31, 2002. Information regarding the items reported on is as follows:

DATE OF EVENT

EARLIEST EVENT

REPORTED            DESCRIPTION

January 14, 2002    On Form 8-K,  under Item 5, eMagin  reported  an  additional funding  of  $1,000,000  under  the  existing  Secured  Note
                    Purchase Agreement dated as of November 27, 2001.

February 27, 2002   On Form 8-K, under Item 5, eMagin  reported  entering into a
                    Securities   Purchase  Agreement  and  related   transaction
                    documents with a group of several accredited institutional and individual investors.

March 4, 2002       On Form 8-K, under Item 5, eMagin  reported  entering into a
                    Common Stock Purchase Agreement with  Northwind  Associates,
                    Inc., providing for an equity line of credit.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eMAGIN CORPORATION


Dated:  May 15, 2002          By:       /s/ Edward V. Flynn
                                   -------------------------------------
                                             Edward V. Flynn
                                             Chief Financial Officer, Treasurer