Form 10-Q/A
period 2002-03-31
EMAGIN CORP
filed 2002-06-18
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)


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

The undersigned registrant hereby amends Item 1 (Consolidated Financial Statements) of Part I (Financial Information) of its Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, for the quarter ended March 31, 2002, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

The following change has been made to the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2002, and March 21, 2001, and for the period from inception (January 23, 1996) to March 31, 2002.

For the three months ended March 31, 2002, versus March 31, 2001, discussion of prepaid expenses and other current assets (Page 5):


                                     Three-months             Three-months
                                        ended                    ended
                                     March 31, 2002          Marcy 31, 2001


Prepaid expenses and other             (217,538)                 (546,863)
  current assets

The entire text of Item 1, reflecting the above correction, is set forth in the pages attached hereto.

Item 1    Consolidated Financial Statements

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

                                                                                     Three-Months         Three-Months
                                                                                        ended                ended
                                                                                    March 31, 2002       March 31, 2001
                                                                                   ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             ($6,489,514)         ($9,708,435)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                         663,440            6,016,929
   Write-down of goodwill and purchased intangibles                                            -                    -
   Loss on sale of assets                                                                      -                    -
   Non-cash charge for stock based compensation                                        1,336,926              735,978
   Non-cash interest related charges                                                     936,132                    -
   Non-cash charge for services received                                                 307,657                    -
   Acquired in-process research and development                                                -                    -
  Changes in operating assets and liabilities, net of acquisition:
       Contract receivables                                                              318,705              673,980
       Unbilled costs and estimated profits on contracts in progress                     191,953             (796,010)
       Prepaid expenses and other current assets                                        (217,538)            (546,863)
       Other long-term assets                                                              4,226                    -
       Advanced payment on contracts to be completed                                     (13,583)                   -
       Accounts payable, accured expenses and accrued payroll                            757,605              310,558
                                                                            -------------------------------------------------
             Net cash used in operating activities                                    (2,203,991)          (3,313,863)
                                                                            -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                (84,745)            (152,848)
   Net proceeds from acquisition                                                               -                    -
                                                                            -------------------------------------------------
             Net cash used in investing activities                                       (84,745)            (152,848)
                                                                            -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                          2,465,517              (93,878)
   Proceeds from exercise of stock options and warrants                                      887                    -
   Proceeds from short term debt                                                       1,000,000                    -
   Proceeds from long term  debt                                                               -                    -
   Payments of long term debt and capital leases                                        (250,000)                   -
                                                                            -------------------------------------------------
             Net cash provided by financing activities                                 3,216,404              (93,878)
                                                                            -------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                              927,668           (3,560,589)
CASH AND CASH EQUIVALENTS, beginning of period                                           738,342            7,367,257
                                                                            -------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                             $ 1,666,010          $ 3,806,668

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

                                        eMAGIN CORPORATION


Dated:  June 18, 2002          By:       /s/ Edward V. Flynn
                                   -------------------------------------
                                             Edward V. Flynn
                                             Chief Financial Officer, Treasurer