Form 10-Q
period 2002-06-30
EMAGIN CORP
filed 2002-08-20
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2002 the Registrant had 30,294,980 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

The financial statements set forth below have not been reviewed by independent public accountants as required by Item 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. The Company intends to retain independent public accountants to replace Arthur Andersen LLP, its former independent accounting firm, but no assurances can be given when or if the Company will retain such accountants. Upon retaining such a firm, the Company intends to have its financial statements reviewed and the Company intends to make additional or supplemental disclosure, if any, as is indicated by such review.

Index                                                                                                   Page Number

Item 1.       Consolidated Financial Statements


              Consolidated Balance Sheet as of June 30, 2002 (unaudited)                                      3
              and December 31, 2001

              Unaudited Consolidated Statements of Operations For the Three-Months                            4
              ended June 30, 2002 and June 30, 2001


              Unaudited Consolidated Statements of Operations For the Six-Months ended
              June 30, 2002 and June 30, 2001 and for the period
              from inception (January 23, 1996) to June 30, 2002                                              5

              Unaudited Consolidated Statements of Cash Flows for the Six-Months ended
              June 30, 2002 and June 30, 2001 and for the period
              from inception (January 23, 1996) to June 30, 2002                                              6

              Selected Notes to Unaudited Consolidated  Financial Statements                                  7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                            9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                     21

PART II.  OTHER INFORMATION

Item 5.       Other Information                                                                              22

Item 6.       Exhibits and Reports on Form 8-K                                                               22

SIGNATURE                                                                                                    24

Exhibit 99.1  Certification of CEO                                                                           25

Exhibit 99.2  Certification of CFO                                                                           26

                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS                                       June 30, 2002        December 31, 2001
                                                                           ----------------------------------------------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $127,257               $738,342
   Contract receivables                                                          214,637                485,021
   Unbilled costs and estimated profits on contracts in progress                 101,320                293,273
   Inventory                                                                      65,600                 90,720
   Prepaid expenses and other current assets                                     572,205                388,344
                                                                           ----------------------------------------------
      Total current assets                                                     1,081,019              1,995,700


Equipment and leasehold improvements, net of accumulated
depreciation of $1,322,241 and $1,122,989, respectively                          987,265              1,166,509

Goodwill and purchased intangibles, net of accumulated amortization of
$662,898 and $50,032,701, respectively                                           994,340              1,657,238

Other long-term assets                                                           103,274                 94,367
                                                                           ----------------------------------------------
      Total assets                                                            $3,165,898             $4,913,814
                                                                           ==============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      $3,254,071             $3,731,976
   Accrued payroll                                                               992,935                788,302
   Advanced payments on contracts to be completed                                332,597                289,538
   Other Accrued expenses, net dividends                                         720,327
   Current portion of long-term debt                                           1,908,474                693,197
   Other short term debt                                                       1,200,000              1,875,000
   Other current liabilities                                                     408,369                108,805
                                                                           ----------------------------------------------
      Total current liabilities                                               $8,816,773             $7,486,818
                                                                           ----------------------------------------------

LONG-TERM DEBT                                                                 2,352,483              2,305,184


SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 30,294,980 and 25,171,183                     30,295                25,171
   Additional paid-in capital                                                  120,538,131           114,058,560
   Deferred compensation                                                          (1,812,838)           (2,277,367)
   Deficit accumulated during the development stage                             (126,758,946)         (116,684,552)
                                                                           ----------------------------------------------
      Total shareholders' equity                                                  (8,003,359)           (4,878,188)
                                                                           ----------------------------------------------
      Total liabilities and shareholders' equity                                  $3,165,898             $4,913,814
                                                                           ==============================================

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


                                                                    Three-Months                Three-Months
                                                                        ended                       ended
                                                                    June 30, 2002               June 30, 2001
                                                              --------------------------  --------------------------
     CONTRACT REVENUE:
       Contract revenue                                                    $18,000                  $1,417,777
       Product sales                                                       293,227                     198,228
                                                              --------------------------  --------------------------
            Total revenue                                                 $311,227                  $1,616,005
                                                              ------------------------------------------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of
      $1,164 and $244,829 respectively                                  $1,569,534                  $3,767,491

     Amortization of purchased intangibles                                 110,483                   5,851,692
     Acquired in-process research and development                                -                           -
     Write-down of goodwill and purchased intangibles                            -
     Non-cash charge for stock-based compensation                          805,160                     733,476
     Selling, general and administrative                                 1,295,700                   2,061,595
                                                             --------------------------  --------------------------
         Total costs and expenses, net                                  $3,780,877                 $12,414,254
                                                              --------------------------  --------------------------

     OTHER (EXPENSE)/ INCOME                                              (115,230)                    (34,507)
                                                              --------------------------  --------------------------

         Loss before provision for income taxes                         (3,584,880)                (10,832,756)

     PROVISION FOR INCOME TAXES                                                  0                           0
                                                              --------------------------  --------------------------

         Net loss                                                      ($3,584,880)               ($10,832,756)
                                                              ==========================  ==========================

Basic and diluted net loss per common share                                 ($0.12)                     ($0.43)
                                                              ==========================  ==========================

Basic and diluted weighted average common
shares outstanding                                                       30,294,980                  25,074,418
                                                              ==========================  ==========================


                                            See selected notes to financial statements.

                                                         eMagin Corporation
                                                 (a development Stage Corporation)
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (Unaudited)




                                                             Six-Months           Six-Months        Period From Inception
                                                                Ended                Ended            (January 23, 1996)
                                                            June 30, 2002        June 30, 2001          to June 30, 2002

CONTRACT REVENUE
      Contract revenue                                                $32,108            $3,433,478            $7,595,352
       Product revenue                                                437,146               212,728             1,278,859
                                                         --------------------------------------------------------------------
Total Revenue                                                        $469,254            $3,646,206            $8,874,211

COST AND EXPENSES
      Research and Development, net of funding under
      cost of sharing arrangements of $27,829, $443,020
      and $2,911,761 respectively                                  $3,714,300            $7,208,596           $26,073,409
      Amortization and write-down of goodwill and
      purchased intangibles                                           662,898           11,703,384             71,627,919
       Acquired in-process research and development
                                                                                         -                     12,820,000
       Non-Cash charge for stock-based compensation                   2,142,086           1,469,454             7,522,917

       Selling, general, and administrative expense                   2,930,748           3,836,996            15,496,968
                                                          --------------------------------------------------------------------
Total costs and Expenses Net                                         $9,450,032         $24,218,430          $133,541,213
                                                         --------------------------------------------------------------------
OTHER (EXPENSE)/INCOME                                              (1,093,616)              31,033           (2,091,944)
                                                         --------------------------------------------------------------------
      Loss before provision for income taxes                       (10,074,394)         (20,541,191)        (126,758,946)
                                                         --------------------------------------------------------------------

PROVISION FOR INCOME TAXES                                                   0                     0                   0
                                                         --------------------------------------------------------------------

      Net Loss                                                   ($10,074,394)         ($20,541,191)           ($126,758,946)
                                                         ====================================================================
                                                                              .
Basic and diluted net loss per common share                           ($0.35)               ($0.82)
                                                         ===========================================

Basic and diluted weighted average common shares
outstanding                                                        28,482,450            25,071,795
                                                         ===========================================



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


                                                                                                                     Period from
                                                                           Six Months           Six Months            inception
                                                                             ended                 ended           January 23 1996
                                                                         June 30, 2002         June 30, 2001        June 30, 2002
                                                                    ----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  ($10,074,394)         ($9,708,435)         ($126,768,130)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                               862,150            6,016,929             40,805,132

   Write-down of goodwill and purchased intangibles                                  -                    -             32,145,863

   Loss on sale of assets                                                            -                    -                 97,713
   Non-cash charge for stock based compensation                             2,142,086              735,978               6,717,757
   Non-cash interest related charges                                          936,132                    -               2,158,694
   Non-cash charge for services received                                      307,657                    -                 423,808
   Acquired in-process research and development                                     -                    -              12,820,000
  Changes in operating assets and liabilities, net of acquisition:
       Contract receivables                                                   270,384              673,980                  13,862
       Unbilled costs and estimated profits on contracts in progress          191,953             (796,010)                518,244
       Inventory                                                               25,120
       Prepaid expenses and other current assets                            (183,360)             (546,863)               (381,835)
       Other long-term assets                                                 (8,907)                    -                 (76,872)
       Advanced payment on contracts to be completed                           43,059                    -                  371,177
       Accounts payable, accrued expenses and accrued payroll                 746,619                310,558              3,278,732
                                                                    ----------------------------------------------------------------
             Net cash used in operating activities                        ($4,741,501)           ($3,313,863)          ($27,875,855)
                                                                    ----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                     (20,008)              (152,848)            (1,447,106)
   Net proceeds from acquisition                                                                          -               1,239,162
                                                                    ----------------------------------------------------------------
             Net cash used in investing activities                            (20,008)              (152,848)              (207,944)
                                                                    ----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                  $3,465,517            (93,878)            $24,746,517
   Proceeds from exercise of stock options and warrants                               887                  -                  28,496
   Proceeds from short term debt                                                1,200,000                  -               6,075,000
   Proceeds from long term  debt                                                       -                   -                       -
   Payments of long term debt and capital leases                                 (515,979)                 -             (3,377,298)
                                                                    ----------------------------------------------------------------
             Net cash provided by financing activities                          $4,150,425          ($93,878)            $27,472,715
                                                                    ----------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (611,084)        (3,560,589)              (611,084)
CASH AND CASH EQUIVALENTS, beginning of period                                     738,342          7,367,257                738,342

                                                                    ----------------------------------------------------------------


                                               See selected notes to financial statements.

                               eMAGIN CORPORATION
   Selected Notes to Unaudited Consolidated Financial Statements

THESE STATEMENTS WERE NOT REVIEWED BY CERTIFIED PUBLIC ACCOUNTANTS.

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. It has been our practice to have our quarterly results reviewed by independent public accountants, even when such results are labeled as Unaudited. As indicated in the legend preceding the financial statements the Company has not to date retained independent public accountants to replace Arthur Andersen LLP, its former independent auditors, and, thus, has not been able to obtain an independent review of these consolidated financial statements. As a result, the results reported herein have been reviewed by management and by members of our audit committee, but have not yet been reviewed by independent auditors.

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

Note 7 - DEBT

On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and matures on August 30, 2002. The Company also granted warrants, exercisable for a period of three years, to purchase 300,000 shares of common stock with an exercise price of $0.4419 per share to the investor.

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

In April 2002, the Company announced a strategic investment from ROHM Company LTD. ROHM purchased 1,282,051 shares of eMagin Common Stock at $0.78 per share as well as warrants to purchase an additional 512,820 shares of Common Stock at a conversion price of $0.85 per share for an investment of $1,000,000. Such warrants are exercisable through April 2005.


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

Overview

We design and manufacture miniature display modules, which we refer to as OLED-on-silicon-microdisplays, primarily for incorporation into the products of other manufacturers. Microdisplays are typically smaller than a postage stamp, but when viewed through a magnifier they can contain all of the information appearing on a high-resolution personal computer screen. Our microdisplays use organic light emitting diodes, or OLEDs, which emit light themselves when a current is passed through them. Our technology permits OLEDs to be coated onto silicon chips to produce high resolution OLED-on-silicon microdisplays.

We believe that our OLED-on-silicon microdisplays offer a number of advantages in near to the eye applications over other current microdisplay technologies, including lower power requirements, less weight, fast video speed without flicker, and wider viewing angles. In addition, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with lower expected overall system costs relative to alternate microdisplay technologies.

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of June 30, 2002, we had recognized over $1.2 million from sales of our products, and have a backlog of more than $10 million in products ordered for delivery through 2003. We have an additional $10 million in letters of intent for purchases. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer, that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

We license our core OLED technology from Eastman Kodak and we have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We are the only company to demonstrate publicly and market full-color OLED-on-silicon microdisplays.


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

Results of Operations

              THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

The discussion and analysis set forth below are based upon financial statements that have not been reviewed by independent public accountants as required by
Item 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. The Company intends to retain independent public accountants to replace Arthur Andersen LLP, its former independent accounting firm, but no assurances can be given when or if the Company will retain such accountants. Upon retaining such a firm, the Company intends to have its financial statements reviewed and the Company intends to make additional or supplemental disclosure, if any, as is indicated by such review.

Revenues

Revenues for the three months and six months ended June 30, 2002 were $0.3 million and $0.5 million, respectively, as compared to $1.6 million and $3.6 million respectively, for the three months and six months ended June 30, 2001. Current year revenues consist primarily of product sales and increased by $0.1 million and $0.2 million for the three months and six months ended June 30, 2002, respectively, as compared to the three months and six months ended June 30, 2001. We ended the second quarter with a backlog of over $1 million in short term sales orders. Government R&D contract revenues decreased by $1.4 million and $3.4 million for the three months and six months ended June 30, 2002, respectively, as compared to the three months and six months ended June 30, 2001. Government R&D contract revenues will remain significantly lower in 2002 as the company focuses on product revenues rather than performing Government R&D contracts, although product revenues include sales to government contractors which are funded by Government development or procurement contracts.

Costs and Expenses

Research and Development. Research and development expenses include salaries, development materials, equipment lease and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. Gross research and development expenses for the three months and six months ended June 30, 2002 were $1.8 million and $3.7 million, respectively. For the same period in 2001, the Company's gross research and development expenses were $4.0 million and $7.7 million, respectively. The $2.2 million and $3.9 million decrease in gross expenses for the three months and six months ended June 30, 2002, as compared to the three months and six months ended June 30, 2001 reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months and six months ended June 30, 2002 were $1.3 million and $2.9 million, respectively, as compared to $2.1 million and $3.8 million for the three months and for the six months ended June 30, 2001. The decrease of $0.8 million and $0.9 million in selling, general and administrative expenses was primarily due to decreases in personnel costs, patent filings, and legal fees. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities.

Amortization of Purchased Intangibles. Amortization of purchased intangibles expense for the three months and six months ending June 30, 2002 was $0.1 million and $0.7 million respectively as compared to $5.9 million and $11.7 million for the three months and six months ended June 30, 2001. The decrease of $5.8 million and $11 million in these non-cash charges, is the result of the prior year's write-down of the balance in purchased intangibles and goodwill and its impact on future years' amortization.

Non-cash expense related to stock-based compensation amortization, Non-cash stock-based compensation expense for the three and six months ending June 30, 2002 were $0.8 million and $2.1 million, respectively, as compared to $0.7 million and $1.5 million for the three months and six months ended June 30, 2001. The non-cash stock-based compensation expense for the three and six months ending June 30, 2002 increased by $0.1 million and $0.6 million. Non-cash stock-based compensation costs are the result of the issuance of stock options at below fair market values.

Other Income (Expense). Other income (expenses) for the three months and six months ending June 30, 2002 was ($0.1) million and ($1.1) million expense. The increase of $1.0 million in expense for this non-cash charge was due primarily to the increase in debt discount from the beneficial conversion of a bridge loan entered into by the company

Liquidity and Capital Resources

Current Financial Position and Need for Additional Financing

We need immediately to raise additional equity or debt financing in order to continue as a going concern and need to raise substantial additional equity or debt financing in the very near future to fund our growth and the commercialization of our products. In the event that we raise additional funds through equity financing, substantial equity dilution to investors will result.

We had cash and cash equivalents of $1.7 million as of March 31, 2002, $0.1 million as of June 30, 2002 and $0.1 million as of August 1, 2002. Our monthly operating expenses normally are approximately $1.0 million. In addition, $3.1 million of outstanding indebtedness plus accrued interest is due on August 30, 2002. We cannot assure you that our lenders will agree to reschedule or renegotiate the terms of this indebtedness before it becomes due. As of June 30, 2002, another significant portion of our working capital deficit consisted of $3.3 million in accounts payable. A substantial portion of this amount is past due and owed to leasing companies and law firms. We are currently engaged in discussions regarding rescheduling payment terms and renegotiating balances due with our major creditors.

Subject to available funding, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in manufacturing operations, purchase of inventory and expenses of increased sales and marketing efforts will be the principle uses of additional cash that we raise during the remainder of 2002. Until we raise sufficient funding to manufacture our products and until our inventory procurement and our manufacturing processes are stabilized, which we expect will take approximately three to six months after any funding, we may experience difficulties in making timely product shipments to all of our customers. After our urgent cash needs are addressed, we expect that our cash requirements over the next 12 months, will be met by a combination of additional equity or debt financing, and revenues generated by the sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

Substantially all of our revenues to date have been derived from research and development contracts with the U.S. federal government. We received revenues from government contracts of $32,000 for the six months ended June 30, 2002, $5.0 million for the year ended December 31, 2001, and $2.6 million for the year ended December 31, 2000. These figures do not include our government contracts in which we provided a cost-share. We expect to activate our current U.S. Air Force SBIR Phase III contract for $1 million in the third quarter of 2002. We anticipate that our total revenues from government contracts in 2002 will be substantially lower than in previous years. The government may terminate our contracts at its discretion. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated, they may be withdrawn based on changes in government priorities.

We have received increased orders for our products during the third quarter of 2002, and we believe that customer interest remains high. The company ended the second quarter with a backlog of over $1 million in short term orders. Provided that we can obtain adequate financing and successfully negotiate debt restructuring, management believes that the prospects for growth of product revenue remain high. We have received more than $10 million in purchase agreements and are in discussion for additional orders. We are in the early phases of production, although our progress has been impeded by our current cash position. Anticipated increased shipments in the second quarter were delayed, primarily due to certain supply delays, even though base displays were prepared. These components were received behind schedule in July, and shipments resumed. However, our cash position has resulted in reductions in manufacturing staff availability.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through June 30, 2002 we have incurred accumulated losses of approximately $126.8 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of June 30, 2002, we had $0.1 million in cash and cash equivalents and have a working capital deficit of $7.7 million. In December 2001 and July 2002, we took certain actions to reduce our workforce due to our difficult working capital constraints.

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Cash used in operating activities for the six months ended June 30, 2001 was $3.3 million resulting primarily from operating losses.

Net cash used by investing activities was $0.2 million for the six months ended June 30, 2002, all of which was used for capital expenditures. Net cash used by investing activities for the six months ended June. 30, 2001 was $0.2 million, which was used for capital expenditures.

Net cash provided by financing activities was $4.9 million for the six months ended June 30, 2002, and consisted primarily of proceeds from sale of equity and the issuance of debt. Net cash used by financing activities was $.1 million for the six months ended June 30, 2001 year, and consisted primarily of cash payments on long-term debt and capital assets


Factors Which May Affect Future Results

In evaluating our business, prospective investors and shareholders should carefully consider the following risks. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the six months ended June 30, 2002 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

We may not maintain The American Stock Exchange (the "Exchange") listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain listing requirements, in the case of our common stock selling for a substantial period of time at a low price per share. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. In addition, the financial statements set forth in this Quarterly Report on Form 10-Q have not been reviewed by independent public accountants as required by Item 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. As result, this report is not in compliance with the rules and regulations of the Securities and Exchange Commission. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of June 30, 2002, were $34.8 million and acquisition related non-cash transactions were $92 million, which resulted in an accumulated net loss of $126.8 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

We generally do not have long-term contracts with our customers. Our business is operated on the basis of short-term purchase orders and we cannot guarantee that we will be able to obtain long-term contracts for some time. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, out business may suffer and the value of your investment in the Company may decline.

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

Our business depends to some extent on international transactions. We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. In addition, many of the OEMs that are the most likely long term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could give expose us to various risks including management of a multi-national organization, the complexities of complying with foreign law and custom, political instability and the complexities of taxation in multiple jurisdictions.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of July 31, 2002, we have outstanding options to purchase 4,979,069 shares; some are currently locked-up due to contractual restrictions. The restrictions on the sale of the remaining shares will lapse between February 1, 2002 and January 7, 2003. There are also outstanding warrants to purchase 6,924,153 shares of common stock.

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

We have a staggered Board of Directors and other anti-takeover provisions, which could inhibit potential investors or delay or prevent a change of control that may favor you. Our Board of Directors is divided into three classes and our Board members are elected for terms that are staggered. This could discourage the efforts by others to obtain control of the company. Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

We cannot forecast our future performance. We cannot accurately forecast our revenues because of our limited commercial operating history and because the OLED microdisplay market is only beginning to emerge. We may experience significant fluctuations in our quarterly operating results due to many factors, which are outside our control. These factors include: fluctuation in demand and orders for our products; timing or cost of future supply or equipment deliveries; manufacturing capacity and yields; variations in product and process development costs; expenses or operational disruptions resulting from acquisitions; activities of our competitors; adequate working capital; and general economic conditions. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the expense, difficulties and delays frequently encountered by early stage companies formed to pursue development of new technologies.

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

ITEM 3:           QUALITATIVE AND QUANTITATIVE Disclosures About
                  Market Risk

         This Form 10-Q report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which eMagin operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of eMagin. Words such as "expects", "anticipates", "intends", "plans", "believes", "could", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

Interest Rate Risk

Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates, and as such, the fair market value of these instruments is affected by changes in market interest rates. As of June 30, 2002, all of the Company's cash equivalents and investment securities mature within one year. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is immaterial. However, in the future, we may invest in securities with maturities of more than one year, which may carry greater interest rate risk.

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

PART II--OTHER INFORMATION

Item 5. Other Information

On April 3, 2002, the Company announced that it had received a strategic investment from ROHM Company LTD. ROHM purchased 1,282,051 shares of eMagin Common Stock at $0.78 per share as well as warrants to purchase an additional 512,820 shares of Common Stock at a conversion price of $0.85 per share for an investment of US $1,000,000.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits List

EXHIBIT
NUMBER         DESCRIPTION
-------        --------------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 issued by the Chief Executive Officer.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 issued by the Chief Financial Officer.

(b)     Reports on Form 8-K

The Company filed seven reports on form 8-K during the quarter ended June 30, 2002. Information regarding the items reported on is as follows:

DATE OF REPORT    ITEM REPORTED ON
--------------    -------------------

May 20, 2002        On Form 8K, under item 5, eMagin disclosed an extension of
                    The Travelers Company Convertible Promissory Note from May
                    20, 2002 to May 31, 2002.

May 28, 2002        On Form 8K, under item 5, eMagin disclosed an extension of
                    The Travelers Company Convertible Promissory Note from May
                    31, 2002 to June 5, 2002.

June 7, 2002        On Form 8K, under item 5, eMagin disclosed an extension of
                    The Travelers Company Convertible Promissory Note from June
                    7, 2002 to June 14, 2002.

June 14, 2002       On Form 8K, under item 5, eMagin disclosed an extension of
                    The Travelers Company Convertible Promissory Note from June
                    14, 2002 to June 17, 2002.

June 17, 2002       On Form 8K, under item 5, eMagin disclosed an extension of
                    The Travelers Company Convertible Promissory Note from June
                    17, 2002 to June 21, 2002.

June 18, 2002       On Form 8K, under item 5, eMagin disclosed an extension of
                    The Travelers Company Convertible Promissory Note from June
                    21, 2002 to August 30, 2002 and the issuance of 1,200,000 warrants having a five year term at an exercise price of $0.5264 per share.

June 28, 2002       On Form 8K, under item 5, eMagin disclosed that it had
                    entered into a Secured Note Purchase Agreement with an investor whereby the investor agreed to lend eMagin $200,000 in exchange for a $200,000 11.00% per annum Secured
                    Promissory Note due on August 30, 2002 and Warrants exercisable for three years to purchase 300,000 shares of common stock.

July 29, 2002       On Form 8K, under item 5, eMagin disclosed that Arthur
                    Andersen LLP ("Arthur Andersen") was unable to perform future audit services for eMagin, effectively terminating eMagin's relationship with Arthur Andersen.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   eMAGIN CORPORATION


Dated:  August 19, 2002       By:  /s/Edward V. Flynn
                                 ---------------------------------
                                      Edward V. Flynn
                                      Chief Financial Officer, Treasurer