Form 10-Q
period 2002-09-30
EMAGIN CORP
filed 2002-11-20
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2002 the Registrant had 30,294,980 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.  FINANCIAL INFORMATION

The financial statements set forth below, along with filings for prior quarters, are currently undergoing review by the Company's recently retained independent public accountants, Grant Thornton LLP. The Company intends to make additional or supplemental disclosure, if any, if such disclosure is indicated by such review.

Index                                                                Page Number

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheet as of
          September 30, 2002 (unaudited)
          and December 31, 2001                                            3

          Unaudited Consolidated Statements of
          Operations For the Three-Months
          ended September 30, 2002 and September 30, 2001                  4


          Unaudited Consolidated Statements of Operations
          For the Nine-Months ended September 30, 2002 and
          September 30, 2001 and for the period from inception
          (January 23, 1996) to September 30, 2002                         5

          Unaudited Consolidated Statements of Cash Flows for
          the Nine-Months ended September 30, 2002 and
          September 30, 2001 and for the period from inception
          (January 23, 1996) to September 30, 2002                         6

          Selected Notes to Unaudited Consolidated Financial Statements    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                         9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      21


PART II. OTHER INFORMATION

Item 5.   Other Information                                               22

Item 6.   Exhibits and Reports on Form 8-K b                              22

SIGNATURE                                                                 24

Exhibit 99.1 Certification of CEO                                         25
                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS


                                           ASSETS                                            Sept 30, 2002 Dec 31, 2001
                                                                                             ------------- -------------
                                                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $97,127      $738,342
   Contract receivables                                                                           205,642       485,021
   Unbilled costs and estimated profits on contracts in progress                                  101,320       293,273
   Inventory                                                                                       65,600        90,720
   Prepaid expenses and other current assets                                                      264,301       388,344
                                                                                             ------------- -------------
      Total current assets                                                                        733,990     1,995,700

Equipment and leasehold improvements, net of accumulated
depreciation of $1,419,437 and $1,122,989, respectively                                           890,069     1,166,509
Goodwill and purchased intangibles, net of accumulated amortization of $662,898 and
 $50,032,701, respectively                                                                        994,340     1,657,238

Other long-term assets                                                                             89,898        94,367
                                                                                             ------------- -------------
      Total assets                                                                              2,708,297    $4,913,814
                                                                                             ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        5,539,995    $3,731,976
   Accrued payroll and benefits                                                                   884,828       788,302
   Current portion of long-term debt                                                              673,902       693,197
   Deferred Revenue                                                                                10,071
   Other short term debt                                                                        2,825,000     1,875,000
    Advance payments on contracts to be completed                                                  91,176       289,538
   Other current liabilities                                                                       13,446       108,805
                                                                                             ------------- -------------
      Total current liabilities                                                                10,038,418    $7,486,818
                                                                                             ------------- -------------

LONG-TERM DEBT                                                                                  2,622,673     2,305,184

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 30,294,980 and 25,171,183                                    30,295        25,171
   Additional paid-in capital                                                                 120,538,131   114,058,560
   Deferred compensation                                                                         (841,513)   (2,277,367)
   Deficit accumulated during the development stage                                          (130,807,711) (116,684,552)
                                                                                             ------------- -------------
      Total shareholders' equity                                                              (11,080,798)   (4,878,188)
                                                                                             ------------- -------------
      Total liabilities and shareholders' equity                                                1,580,293    $4,913,814
                                                                                             ============= =============

                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                     Three-Months        Three-Months
                                                                                        ended               ended
                                                                                  September 30, 2002  September 30, 2001
                                                                                  ------------------  ------------------

     CONTRACT REVENUE:
       Contract revenue                                                                     $18,176            $898,755
       Product sales                                                                        472,575             277,873
                                                                                  --------------------------------------
         Total revenue                                                                     $490,751          $1,176,628
                                                                                  --------------------------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
           under cost sharing arrangements of
           $346,449and $846,734 respectively                                             $1,362,118          $2,692,869
     Amortization and write-down of purchased intangibles                                                    37,997,868
     Acquired in-process research and development                                                 -                   -
     Write-down of goodwill and purchased intangibles                                             -
     Non-cash charge for stock-based compensation                                           485,751             719,907
     Selling, general and administrative                                                  2,113,070           1,895,761
                                                                                  ------------------  ------------------
         Total costs and expenses, net                                                   $3,960,939         $43,306,405
                                                                                  ------------------  ------------------

     OTHER (EXPENSE)/ INCOME                                                               (578,577)           (247,992)
                                                                                  ------------------  ------------------


         Loss before provision for income taxes                                          (4,048,765)        (42,377,769)

     PROVISION FOR INCOME TAXES                                                                   0                   0
                                                                                  ------------------  ------------------

         Net loss                                                                       ($4,048,765)       ($42,377,769)
                                                                                  ==================  ==================

Basic and diluted net loss per common share                                                    (.13)             ($1.69)
                                                                                  ==================  ==================

Basic and diluted weighted average common
shares outstanding                                                                       30,294,980          25,085,145
                                                                                  ==================  ==================


                   See selected notes to financial statements.

                               eMagin Corporation
                        (a development Stage Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                              Period From
                                                                           Nine-Months      Nine-Months        Inception
                                                                              Ended            Ended      (January 23, 1996)
                                                                          September 30,    September 30,    to September 30,
                                                                               2002             2001             2002

CONTRACT REVENUE
      Contract revenue                                                        $50,284       $4,332,233       $7,613,528
      Product revenue                                                         902,045          490,601        1,751,434
                                                                     ---------------------------------------------------
Total Revenue                                                                $952,329       $4,822,834       $9,364,962

COST AND EXPENSES
      Research and development, net of funding under cost of sharing arrangements of $356,798, $1,205,107and $3,258,210
       respectively                                                        $5,076,418       $9,901,465      $27,435,527
      Amortization and write-down of goodwill and
      purchased intangibles                                                   662,898       49,701,252       71,627,919
      Acquired in-process research and development                                                   -       12,820,000
      Non-Cash charge for stock-based compensation                          2,627,837        2,189,361        8,008,668
      Selling, general, and administrative expense                          5,043,818        5,732,757       17,610,038
                                                                     ---------------------------------------------------
Total costs and Expenses Net                                              $13,410,971      $67,524,835     $137,502,152

                                                                     ---------------------------------------------------
OTHER (EXPENSE)/INCOME                                                     (1,672,193)        (216,959)      (2,670,521)
                                                                     ---------------------------------------------------

      Loss before provision for income taxes                              (14,130,835)     (20,541,191)    (130,807,711)
                                                                     ---------------------------------------------------

PROVISION FOR INCOME TAXES                                                          0                0                0
                                                                     ---------------------------------------------------

      Net Loss                                                           ($14,130,835)    ($62,918,960)   ($130,807,711)
                                                                     ===================================================
                                                                                                     .
Basic and diluted net loss per common share                                     ($.49)          ($2.51)
                                                                     ==================================


Basic and diluted weighted average common shares
outstanding                                                                29,099,905       25,076,294
                                                                     ==================================



                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                          Period from
                                                                           Nine Months    Nine Months      inception
                                                                             ended           ended      January 23 1996
                                                                         Sept 30, 2002   Sept 30, 2001   Sept 30, 2002
                                                                        ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   ($14,130,835)   ($62,918,960)  ($130,824,571)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                              1,005,413      50,161,423      40,948,395
   Write-down of goodwill and purchased intangibles                                   -               -      32,145,863
   Loss on disposal of assets                                                         -          44,191          97,713
   Non-cash charge for stock based compensation                               2,627,837       2,189,361       7,203,508
   Non-cash interest related charges                                          1,037,335                       2,259,897
   Non-cash related to issuance of warrants                                                     189,508               -
   Non-cash charge for services received                                        307,657                         423,808
   Non-cash charge due to beneficial conversion                                       -           2,922               -
   Acquired in-process research and development                                       -               -      12,820,000
  Changes in operating assets and liabilities, net of acquisition:                                                    -
       Contract receivables                                                     279,379         166,684          22,857
       Unbilled costs and estimated profits on contracts in progress            191,953         256,063         518,244
       Inventory                                                                 25,120         (41,600)              -
       Prepaid expenses and other current assets                                124,043         329,504         (74,432)
       Other long-term assets                                                     4,469         (89,808)        (63,496)
       Advanced payment on contracts to be completed                           (198,362)        275,000         129,756
       Deferred Revenue                                                          10,071        (190,490)         10,071
       Accounts payable, accrued expenses and accrued payroll                 3,181,686       1,761,766       5,713,799
       Other current liabilities                                                               (101,766)              -
                                                                        ------------------------------------------------
             Net cash used in operating activities                           (5,534,234)     (7,966,202)    (28,668,588)
                                                                        ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                       (66,075)       (470,910)     (1,493,173)
   Net proceeds from acquisition                                                      0               0       1,239,162
                                                                        ------------------------------------------------
             Net cash used in investing activities                              (66,075)       (470,910)       (254,011)
                                                                        ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                 3,710,013               0      24,991,013
   Proceeds from exercise of stock options and warrants                             887          27,523          28,496
   Proceeds from long and short term  debt                                    1,443,478       4,000,000       6,318,478
   Payments of long term debt and capital leases                               (195,284)       (193,244)     (3,056,603)
                                                                        ------------------------------------------------
             Net cash provided by financing activities                        4,959,094       3,834,279      28,281,384
                                                                        ------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                    (641,215)     (4,602,833)       (641,215)
CASH AND CASH EQUIVALENTS, beginning of period                                  738,342       7,367,257         738,342
                                                                        ------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                         97,127       2,764,424          97,127
                                                                        ================================================


                  See selected notes to financial statements.

                               eMAGIN CORPORATION
          Selected Notes to Unaudited Consolidated Financial Statements

THE COMPANY'S FINANCIAL STATEMENTS WERE NOT REVIEWED BY CERTIFIED PUBLIC ACCOUNTANTS. The financial statements set forth below, along with filings for prior quarters, are currently undergoing review by the Company's recently retained independent public accountants, Grant Thornton LLP. The Company intends to make additional or supplemental disclosure, if any, if such disclosure is indicated by such review.

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. It has been our practice to have our quarterly results reviewed by independent public accountants, even when such results are labeled as Unaudited. As indicated in the legend preceding the financial statements, review of the results reported herein are currently undergoing review by our newly retained independent public accountants, Grant Thornton LLC, but these statements have not yet been reviewed. In the review and transition from Arthur Anderson to the new independent accounting firm, it is possible that Grant Thornton may recommend restatement of any of our past or current financial statements.

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

The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises", as it continues to devote substantially all of its efforts to establishing a new business, and it has not fully commenced its planned principal operations. Revenues earned by the Company in prior years were primarily related to research and development type contracts which partially funded the development of the Company's current technology and specialized military products. The company's principal operations are commercialization of products using organic light emitting diode (OLED) technology and sales of display products were the primary source of revenue this quarter. A weak cash position limited the Company's ability to order supplies and cover receivables, among other issues, which resulted in a lower rate of shipment volume than would otherwise have been possible.

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

On August 21, 2002, the Company issued two Series B Convertible Debentures in the amount of $121,739 each. The debentures bear interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also includes a fixed conversion rate of $0.18 per share.

A lease agreement for semiconductor manufacturing equipment exists with Finova Capital that is significantly past due. In this lease agreement, eMagin is currently obligated to a total amount of $3,582,705.90 plus a per diem charge of $816.83 for each day the obligation remains unpaid beyond August 8. 2002. A restructuring agreement has been reached contingent upon a financing, that the lease payments will be extended into the future and a part of the obligation will convert to equity, but there is no guarantee that such a financing or a restructuring of this lease will occur.


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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of November 15, 2002, we had recognized over $2 million from sales of our products, and have a backlog of more than $10 million in products ordered for delivery through 2003. We have more than $20 million in signed letters of intent for display purchases through mid-2004. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer, that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Negotiations to reduce debt, payables, and leases have been progressing. Resolution of these issues will be contingent upon eMagin resolving its current limited cash situation. There is no assurance that such restructuring will ultimately be successful.

eMagin's Chief Financial Officer departed from the Company in August , 2002, and the Company has not yet engaged a replacement. As a result of increased cash flow in the Fourth Quarter of 2002, eMagin was able to hire an external accounting company to review the Company's financials and to help work with the Company's newly engaged external auditors, Grant Thornton, in the financial review. This effort was not completed by the required filing deadline, but is now progressing. eMagin anticipates identifying and hiring a new Chief Financial Officer and Controller.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

THE COMPANY'S FINANCIAL STATEMENTS WERE NOT REVIEWED BY CERTIFIED PUBLIC ACCOUNTANTS. The financial statements set forth below, along with filings for prior quarters, are currently undergoing review by the Company's recently retained independent public accountants, Grant Thornton LLP. The Company intends to make additional or supplemental disclosure, if any, if such disclosure is indicated by such review.

Revenues

Revenues for the three months and nine months ended September 30, 2002 were $0.5 million and $1.0 million, respectively, as compared to $1.2 million and $4.8million respectively, for the three months and nine months ended September 30, 2001. Current year revenues consist primarily of product sales and increased by $0.2 million and $0.4 million for the three months and nine months ended September 30, 2002, respectively, as compared to the three months and nine months ended September 30, 2001. As of November 15, 2002, we had recognized over $2 million from sales of our products, and have a backlog of more than $10 million in products ordered for delivery through 2003 and more than $20 million in signed letters of intent for display purchases through mid-2004. Government R&D contract revenues decreased by $.9 million and $4.3 million for the three months and nine months ended September 30, 2002, respectively, as compared to the three months and nine months ended September 30, 2001. Government R&D contract revenues will remain significantly lower in 2002 as the company focuses on product revenues rather than performing Government R&D contracts, although product revenues include sales to government contractors which are funded by Government development or procurement contracts.

Costs and Expenses

Research and Development. Research and development expenses include salaries, development materials, equipment lease and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. Gross research and development expenses for the three months and nine months ended September 30, 2002 were $1.7 million and $5.4 million, respectively. For the same period in 2001, the Company's gross research and development expenses were $3.6 million and $11.1 million, respectively. The $1.9 million and $5.7 million decrease in gross expenses for the three months and nine months ended September 30, 2002, as compared to the three months and nine months ended September 30, 2001 reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months and nine months ended September 30, 2002 were $2.1 million and $5.0 million, respectively, as compared to $1.9 million and $5.7 million for the three months and for the nine months ended September 30, 2001. The increase of $0.2 million and the decrease of $0.7 million in selling, general and administrative expenses was primarily due to decreases in personnel costs, patent filings, and legal fees. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities.

Amortization of Purchased Intangibles. Amortization and write down of purchased intangibles expense for the three months and nine months ending September 30, 2002 was $0.0 million and $0.7 million respectively as compared to $38 million and $50 million for the three months and nine months ended September 30, 2001. The decrease of $38 million and $49 million in these non-cash charges, is the result of the prior year's write-down of the balance in purchased intangibles and goodwill and its impact on future years' amortization.

Non-Cash Expense Related To Stock-Based Compensation Amortization, Non-cash stock-based compensation expense for the three and nine months ending September 30, 2002 were $0.5 million and $2.6 million, respectively, as compared to $0.7 million and $2.2 million for the three months and nine months ended September 30, 2001. The non-cash stock-based compensation expense for the three and nine months ending September 30, 2002 decreased by $0.2 million and increased $0.4 million. Non-cash stock-based compensation costs are the result of the issuance of stock options at below fair market values.

Other Income (Expense). Other income (expenses) for the three months and nine months ending September 30, 2002 was ($0.6) million and ($1.7) million expense. The decrease of $0.3 million in expense for this non-cash charge was due primarily to the increase in debt discount from the beneficial conversion of a bridge loan entered into by the company

Liquidity and Capital Resources

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

We had cash and cash equivalents of $1.7 million as of March 31, 2002, $0.1 million as of June 30, 2002 and $0.1 million as of September 30, 2002. Our monthly fixed costs have historically been approximately $1.0 million, but have been reduced during the past quarter and are expected to be reduced further pending successful restructuring of leases and debt. In addition, $3.2 million of outstanding indebtedness plus accrued interest is due on November 30, 2002. We cannot assure you that our lenders will agree to reschedule or renegotiate the terms of this indebtedness before it becomes due. As of September 30, 2002, another significant portion of our working capital deficit consisted of approximately $4.8 million in accounts payable. A substantial portion of this amount is past due and owed to leasing companies and law firms. We are currently engaged in discussions regarding rescheduling payment terms and renegotiating balances due with our major creditors. . If the company resolves its seriously current weak cash position and following the settlement of certain restructuring expenses and supply purchases, the company should have improved fixed operating costs.

Subject to available funding, we currently anticipate that our operating expenses will be the principal use of our cash as we scale up production. In particular, we expect that salaries for employees engaged in manufacturing operations, purchase of inventory and expenses of increased sales and marketing efforts will be the principle uses of additional cash that we raise during the remainder of 2002. Until we raise sufficient funding to manufacture our products and until our inventory procurement and our manufacturing processes are stabilized, which we expect will take approximately three to six months after any funding, we may experience difficulties in making timely product shipments to all of our customers. After our urgent cash needs are addressed, we expect that our cash requirements over the next 12 months, will be met by a combination of additional equity or debt financing, and revenues generated by the sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

Substantially all of our revenues to date have been derived from research and development contracts with the U.S. federal government. We received revenues from government contracts of $50,000 for the nine months ended September 30, 2002, $5.0 million for the year ended December 31, 2001, and $2.6 million for the year ended December 31, 2000. These figures do not include our government contracts in which we provided a cost-share. The government may terminate our contracts at its discretion. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated, they may be withdrawn based on changes in government priorities.

We have received increased orders for our products during the third quarter of 2002, and we believe that customer interest remains high. The company ended the third quarter with a backlog of over $10 million in purchase orders and purchase agreements. We are in discussion for additional orders and we have formal letters of intent for over $20 million in additional sales during the next 18 months. An improved cash position is required for the company to be able to deliver on these opportunities. We are in the early phases of production, although our progress has been impeded by our current cash position. Anticipated increased shipments in the second and third quarters were delayed, primarily due to certain supply delays, even though base displays were prepared. These components were received behind schedule in July, and shipments resumed. However, our cash position has resulted in reductions in supplies and manufacturing staff availability.

Our cash requirements depend on numerous factors, including the level of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. Subject to successful debt restructuring, in the long term we expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through September 30, 2002 we have incurred accumulated losses of approximately $130.8 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of September 30, 2002, we had $0.1 million in cash and cash equivalents and have a working capital deficit of $10.4 million. In December 2001 and July 2002, we took certain actions to reduce our workforce due to our difficult working capital constraints.

Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Cash used in operating activities for the nine months ended September 30, 2001 was $3.3 million resulting primarily from operating losses.

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2002, all of which was used for capital expenditures. Net cash used by investing activities for the nine months ended September. 30, 2001 was $0.2 million, which was used for capital expenditures.

Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2002, and consisted primarily of proceeds from sale of equity and the issuance of debt. Net cash used by financing activities was $.1 million for the nine months ended September 30, 2001 year, and consisted primarily of cash payments on long-term debt and capital assets


Factors Which May Affect Future Results

In evaluating our business, prospective investors and shareholders should carefully consider the following risks. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the nine months ended September 30, 2002 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

If we do not obtain additional cash to operate our business, we may not be able to execute our business plan and may not achieve profitability. In the event that cash flow from operations is less than anticipated and/or we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

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

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of September 30, 2002, were $38.4 million and acquisition related non-cash transactions were $92 million, which resulted in an accumulated net loss of $130.8 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We are presently transitioning from dependence on U.S. government contracts. The majority of our revenues to date have been derived from research and development contracts with the U.S. federal government. We may continue to rely on such contracts for revenue until volume commercial sales commence. The government at its discretion may terminate our government contracts. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that our existing contracts will continue, that we will be successful in obtaining new government contracts, or that programs through which our contracts are funded will continue to be funded beyond the current fiscal year. Our inability to obtain revenues from govern-ment contracts could have a material adverse effect on our results of operations.

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

Competing products may get to market sooner than ours. Our competitors are investing substantial resources in the development and manu-facture of microdisplay systems using alternative technologies such as reflective liquid crystal displays (LCDs), LCD-on-Silicon ("LCOS ") microdisplays, active matrix electroluminescence and scanning image systems, and transmissive active matrix LCDs. Color LCOS displays are currently in initial production, and may be in higher volume production a year or more earlier than our microdisplays, which could have a significant detrimental effect on our market opportunity.

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

Risks Related To Manufacturing

We expect to depend on semiconductor contract manufacturers to supply our silicon integrated circuits and other suppliers of key components, materials and services. We do not manufacture our silicon integrated circuits on which we incorporate the OLED. Instead, we expect to provide the design layouts to semiconductor contract manufacturers who will manufacture the integrated circuits on silicon wafers. We also expect to depend on suppliers of a variety of other compon-ents and services, including circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. Our inability to obtain sufficient quantities of high quality silicon inte-grated circuits or other necessary components, materials or services on a timely basis could result in manu-facturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant volumes. We initiated early commercial production during 2002. If we are unable to produce our products in sufficient quantity, we may be unable to attract customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

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

Our business strategy may fail if we cannot continue to form strategic relationships with companies that manufacture and use products that could incorporate our OLED-on-silicon technology. Our prospects will be significantly affected by our ability to develop strategic alliances with OEMs for incorporation of our OLED-on-silicon technology into their products. While we intend to continue to estab-lish strategic relationships with manufacturers of electronic consumer products, personal computers, chip-makers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter in to will realize their objectives. Failure to do so would have a material adverse effect on our business.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2002, we have outstanding options and warrants to purchase 17,778,222 shares; some are currently locked-up due to contractual restrictions. The restrictions on the sale of the remaining shares will lapse between February 1, 2002 and January 7, 2003.

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

Our principal stockholders, officers and directors will own a significant voting interest in our voting stock. Current directors and officers of eMagin Corporation or their affiliates beneficially own a large percentage of our outstanding common stock. If these shareholders were to vote together, they could significantly influence the outcome of items that are submitted to a vote of the share-holders including the election of our directors.

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

We cannot forecast our future performance. We cannot accurately forecast our revenues because of our limited commercial operating history and because the OLED microdisplay market is only beginning to emerge. We may experience significant fluctuations in our quarterly operating results due to many factors, which are outside our control. These factors include: fluctuation in demand and orders for our products; timing or cost of future supply or equipment deliveries; manufacturing capacity and yields; variations in product and process development costs; expenses or operational disruptions resulting from acquisitions; activities of our competitors; adequate working capital; and general economic conditions. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our busi-ness and our prospects. As a result, you should consider our prospects in light of the expense, difficulties and delays frequently encountered by early stage companies formed to pursue development of new technologies.

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

Interest Rate Risk

Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates, and as such, the fair market value of these instruments is affected by changes in market interest rates. As of September 30, 2002, all of the Company's cash equivalents and investment securities mature within one year. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is immaterial. However, in the future, we may invest in securities with maturities of more than one year, which may carry greater interest rate risk.

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


ITEM 4.  CONTROLS AND PROCEDURES

We are in the process of performing an evaluation with the participation of our management, including our Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures as part of our review with new external auditors, Grant Thornton LLP. Although we believe that our disclosure controls and procedures are effective, as part of our review it is reasonably likely that we will modify some of our disclosure controls and procedures to conform to Grant Thornton's methodology. At this time there have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II--OTHER INFORMATION

Item 5. Other Information

(none)

Item 6. Exhibits and Reports on Form 8-K

 (a)        Exhibits List

 EXHIBIT
 NUMBER               DESCRIPTION
 ------               -----------
 99.1                 Certification pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002 issued by the Chief Executive Officer.


 (b)       Reports on Form 8-K

DATE OF REPORT                      ITEM REPORTED ON
--------------                      ----------------

The Company filed reports on form 8-K during the quarter ended September 30, 2002. Information regarding the items reported on is as follows:

DATE OF REPORT                      ITEM REPORTED ON
--------------                      ----------------

August 6, 2002      On Form 8-K, under item 5, eMagin disclosed that
                    Arthur Andersen LLP ("Arthur Andersen") that it had terminated its relationship with Arthur Andersen.

August 21, 2002     On Form 8-K, the Company disclosed that it had
                    issued August 21, 2002, the Company issued two Series B
                    Convertible Debentures in the amount of $121,739 each. The debentures bear interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also includes a fixed conversion rate of $0.18 per share.

September 3, 2002   On Form 8-K, under item 5, eMagin disclosed an
                    extension of The Travelers Company Convertible Promissory
                    Note, the Sackler Secured Note, the Ginola Limited Secured
                    Note, and the Jack Rivkin Secured Note from August 30, 2002 to October 31, 2002.

September 24, 2002  On Form 8-K/A, eMagin disclosed that it had engaged Grant Thornton LLP to serve as the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        eMAGIN CORPORATION


Dated:  November 19, 2002                         By:   /s/ Gary W. Jones
                                                     ----------------------
                                                        Gary W. Jones
                                                        Chief Executive Officer