Form 10-Q/A
period 2002-09-30
EMAGIN CORP
filed 2002-11-21
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q/A
 (Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________ to ________________

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


                                           ASSETS                                            Sept 30, 2002 Dec 31, 2001
                                                                                             ------------- -------------
                                                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $97,127      $738,342
   Contract receivables                                                                           205,642       485,021
   Unbilled costs and estimated profits on contracts in progress                                  101,320       293,273
   Inventory                                                                                       65,600        90,720
   Prepaid expenses and other current assets                                                      264,301       388,344
                                                                                             ------------- -------------
      Total current assets                                                                        733,990     1,995,700

Equipment and leasehold improvements, net of accumulated
depreciation of $1,419,437 and $1,122,989, respectively                                           890,069     1,166,509
Goodwill and purchased intangibles, net of accumulated amortization of $662,898 and
 $50,032,701, respectively                                                                        994,340     1,657,238

Other long-term assets                                                                             89,898        94,367
                                                                                             ------------- -------------
      Total assets                                                                              2,708,297    $4,913,814
                                                                                             ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        6,667,999    $3,731,976
   Accrued payroll and benefits                                                                   884,828       788,302
   Current portion of long-term debt                                                              673,902       693,197
   Deferred Revenue                                                                                10,071
   Other short term debt                                                                        2,825,000     1,875,000
    Advance payments on contracts to be completed                                                  91,176       289,538
   Other current liabilities                                                                       13,446       108,805
                                                                                             ------------- -------------
      Total current liabilities                                                                11,166,422    $7,486,818
                                                                                             ------------- -------------

LONG-TERM DEBT                                                                                  2,622,673     2,305,184

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 30,294,980 and 25,171,183                                    30,295        25,171
   Additional paid-in capital                                                                 120,538,131   114,058,560
   Deferred compensation                                                                         (841,513)   (2,277,367)
   Deficit accumulated during the development stage                                          (130,807,711) (116,684,552)
                                                                                             ------------- -------------
      Total shareholders' equity                                                              (11,080,798)   (4,878,188)
                                                                                             ------------- -------------
      Total liabilities and shareholders' equity                                                2,708,297    $4,913,814
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

                                                                                                          Period from
                                                                           Nine Months    Nine Months      inception
                                                                             ended           ended      January 23 1996
                                                                         Sept 30, 2002   Sept 30, 2001   Sept 30, 2002
                                                                        ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   ($14,130,835)   ($62,918,960)  ($130,824,571)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                              1,005,413      50,161,423      40,948,395
   Write-down of goodwill and purchased intangibles                                   -               -      32,145,863
   Loss on disposal of assets                                                         -          44,191          97,713
   Non-cash charge for stock based compensation                               2,627,837       2,189,361       7,203,508
   Non-cash interest related charges                                          1,037,335                       2,259,897
   Non-cash related to issuance of warrants                                                     189,508               -
   Non-cash charge for services received                                        307,657                         423,808
   Non-cash charge due to beneficial conversion                                       -           2,922               -
   Acquired in-process research and development                                       -               -      12,820,000
  Changes in operating assets and liabilities, net of acquisition:                                                    -
       Contract receivables                                                     279,379         166,684          22,857
       Unbilled costs and estimated profits on contracts in progress            191,953         256,063         518,244
       Inventory                                                                 25,120         (41,600)              -
       Prepaid expenses and other current assets                                124,043         329,504         (74,432)
       Other long-term assets                                                     4,469         (89,808)        (63,496)
       Advanced payment on contracts to be completed                           (198,362)        275,000         129,756
       Deferred Revenue                                                          10,071        (190,490)         10,071
       Accounts payable, accrued expenses and accrued payroll                 2,937,190       1,761,766       5,713,799
       Other current liabilities                                                               (101,766)              -
                                                                        ------------------------------------------------
             Net cash used in operating activities                           (5,778,730)     (7,966,202)    (28,668,588)
                                                                        ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                       (66,075)       (470,910)     (1,493,173)
   Net proceeds from acquisition                                                      0               0       1,239,162
                                                                        ------------------------------------------------
             Net cash used in investing activities                              (66,075)       (470,910)       (254,011)
                                                                        ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                 3,954,509               0      24,991,013
   Proceeds from exercise of stock options and warrants                             887          27,523          28,496
   Proceeds from long and short term  debt                                    1,443,478       4,000,000       6,318,478
   Payments of long term debt and capital leases                               (195,284)       (193,244)     (3,056,603)
                                                                        ------------------------------------------------
             Net cash provided by financing activities                        5,203,590       3,834,279      28,281,384
                                                                        ------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                    (641,215)     (4,602,833)       (641,215)
CASH AND CASH EQUIVALENTS, beginning of period                                  738,342       7,367,257         738,342
                                                                        ------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                         97,127       2,764,424          97,127
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

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Cash used in operating activities for the nine months ended September 30, 2001 was $3.3 million resulting primarily from operating losses.

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2002, all of which was used for capital expenditures. Net cash used by investing activities for the nine months ended September. 30, 2001 was $0.2 million, which was used for capital expenditures.

Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2002, and consisted primarily of proceeds from sale of equity and the issuance of debt. Net cash used by financing activities was $.1 million for the nine months ended September 30, 2001 year, and consisted primarily of cash payments on long-term debt and capital assets


Factors Which May Affect Future Results

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