Form 10-Q/A
period 2002-06-30
EMAGIN CORP
filed 2003-02-07
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[ X ]Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended June 30, 2002

[   ]Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from ____________ to ________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 2002 the Registrant had 30,979,939 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [ X ]


Index                                                                                                Page Number
PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2002
              and December  31, 2001                                                                          3

              Consolidated Statements of Operations For the Three and Six
              Months ended June 30, 2002 and June 30, 2001 and for the period
              from inception (January 23, 1996) to June 30, 2002                                              4

              Consolidated Statements of Cash Flows for the Six Months
              ended June 30, 2002  and June 30, 2001  and for the period
              from inception (January 23, 1996) to June 30, 2002                                              5

              Selected Notes to Consolidated  Financial Statements                                            6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                     24


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                               25

SIGNATURE                                                                                                    26



                                            eMAGIN CORPORATION
                                   (a development stage corporation)
                                      CONSOLIDATED BALANCE SHEETS

                                                                         eMagin Corporation             eMagin Corporation
                                                                            Consolidated                   Consolidated
                                                                           June 30, 2002                 December 31, 2001
                                                                      -------------------------      --------------------------
                                                                         Restated - Note 2
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 156,948                       $ 738,342
   Contract receivables                                                                173,957                         485,021
   Unbilled costs and estimated profits on contracts in progress                        24,020                         293,273
   Inventory                                                                           445,607                          90,720
   Prepaid expenses and other current assets                                           567,934                         388,344
                                                                      -------------------------      --------------------------
      Total current assets                                                           1,368,466                       1,995,700

Equipment and leasehold improvements, net of accumulated
depreciation of $1,372,666 and $1,122,989, respectively                                916,394                       1,166,509
Goodwill, net of accumulated amortization of
 $54,602,258 and $54,602,258, respectively                                                   -                               -
Purchased intangibles, net of accumulated amortization
 of $17,025,660 and $16,362,762, respectively                                          994,340                       1,657,238

Other long-term assets                                                                  81,702                          94,367
                                                                      -------------------------      --------------------------
      Total assets                                                                 $ 3,360,902                     $ 4,913,814
                                                                      =========================      ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                               $ 2,236,737                       $ 693,197
   Other short term debt                                                             1,120,000                       1,875,000
   Accounts payable and accrued expenses                                             6,059,238                       3,731,976
   Accrued Payroll                                                                     790,977                         788,302
   Advance payments on contracts to be completed                                       332,597                         289,538
   Other current liabilities                                                            96,474                         108,805
                                                                      -------------------------      --------------------------
      Total current liabilities                                                     10,636,023                       7,486,818
                                                                      -------------------------      --------------------------

LONG-TERM DEBT                                                                       2,251,559                       2,305,184

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding
       - 29,012,927 and 25,171,183                                                      30,295                          25,171
   Additional paid-in capital                                                      120,035,045                     114,058,560
   Deferred compensation                                                            (2,416,912)                     (2,277,367)
   Deficit accumulated during the development stage                               (127,175,108)                   (116,684,552)
                                                                      -------------------------      --------------------------
      Total shareholders' equity                                                    (9,526,680)                     (4,878,188)
                                                                      -------------------------      --------------------------
      Total liabilities and shareholders' equity                                   $ 3,360,902                     $ 4,913,814
                                                                      =========================      ==========================



                                             See selected notes to financial statements




                                               eMAGIN CORPORATION
                                        (a development stage corporation)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                              Period from
                                                     Three Months Three Months   Six Months   Six Months       inception
                                                        ended        ended         ended        ended      (January 23, 1996)
                                                      June 30,      June 30,     June 30,      June 30,      to June 30,
                                                        2002          2001        2002           2001           2002
                                                     ------------------------- -------------------------- --------------
                                                      Restated -                 Restated -                    Restated -
                                                        Note 2                     Note 2                       Note 2

     CONTRACT REVENUE:
       Contract revenue                                       $-   $1,417,777       $14,108   $3,433,478     $7,577,352
       Product sales                                     268,127      198,228       412,046      212,728      1,253,759
                                                     ------------------------- -----------------------------------------
         Total revenue                                   268,127    1,616,005       426,154    3,646,206      8,831,111
                                                     ------------------------- -----------------------------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of $261,570,
      $234,905, $26,665 and $3,145,502, respectively   3,343,048    3,767,491     5,487,814    7,208,596     27,846,923
     Amortization of purchased intangibles               110,483    5,851,692       662,898   11,703,384     39,482,056
     Acquired in-process research and development              -            -             -            -     12,820,000
     Write-down of goodwill and purchased intangibles          -            -             -            -     32,145,863
     Selling, general and administrative                 379,473    2,795,071     3,351,447    5,306,450     21,298,498
                                                     ------------------------- -------------------------- --------------
         Total costs and expenses, net                 3,833,004   12,414,254     9,502,159   24,218,430    133,593,340
                                                     ------------------------- -------------------------- --------------

     OTHER (EXPENSE)/ INCOME                            (436,167)     (34,507)   (1,414,553)      31,033     (2,412,881)
                                                     ------------------------- -------------------------- --------------



         Loss before provision for income taxes       (4,001,044) (10,832,756)  (10,490,558) (20,541,191)  (127,175,110)

     PROVISION FOR INCOME TAXES                                -            -             -            -              -
                                                     ------------------------- -------------------------- --------------

         Net loss                                    $(4,001,044)$(10,832,756) $(10,490,558)$(20,541,191) $(127,175,110)
                                                     ========================= ========================== ==============

Basic and diluted net loss per common share               $(0.13)      $(0.43)       $(0.37)      $(0.82)
                                                     ========================= ==========================
Basic and diluted weighted average common shares
outstanding                                           30,294,980   25,074,418    28,482,450   25,071,795
                                                     ========================= ==========================



                                              See selected notes to financial statements.



                                               eMAGIN CORPORATION
                                        (a development stage corporation)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Period from
                                                              Six Months      Six Months        inception
                                                                ended           ended        January 23 1996
                                                            June 30, 2002   June 30, 2001   to June 30, 2002
                                                           ---------------------------------------------------
                                                         Restated - Note 2                  Restated - Note 2

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     ($10,490,557)    ($9,708,435)     ($127,175,109)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                  912,575       6,016,929         40,855,557
   Write-down of goodwill and purchased intangibles                     -               -         32,145,863
   Loss on sale of assets                                             437               -             98,150
   Amortizarion of debt discount                                 (182,516)                          (182,516)
   Non-cash charge for stock based compensation                   980,972         735,978          6,361,803
   Non-cash interest related charges                            1,538,138               -          2,760,700
   Non-cash charge for services received                                -               -            116,151
   Acquired in-process research and development                                         -         12,820,000
  Changes in operationg assets and liabilities, net of
   acquisition:
       Contract receivables                                      (311,064)        673,980           (664,228)
       Interest receivables                                          (106)                              (106)
       Unbilled costs and estimated profits on contracts
        in progress                                              (269,253)       (796,010)          (269,253)
       Costs and estimated profits in excess of billings
        on contracts
           in progress                                                                               326,291
       Inventory                                                  354,887                            264,167
       Prepaid expenses and other current assets                  179,693        (546,863)            97,171
       Other long-term assets                                     (14,447)              -            (98,363)
       Advanced payment on contracts to be completed              332,597               -            730,940
       Accounts payable, accrued expenses and other
        current liabilities                                     1,810,586         310,558          3,794,244
                                                          ---------------------------------------------------
             Net cash used in operating activities             (5,158,058)     (3,313,863)       (28,018,538)
                                                          ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                         (84,745)       (152,848)        (1,352,607)
   Net proceeds from acquisition                                        -               -          1,239,162
                                                          ---------------------------------------------------
             Net cash used in investing activities                (84,745)       (152,848)          (113,445)
                                                          ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance
    costs                                                       3,475,620         (93,878)        24,756,620
   Proceeds from exercise of stock options and warrants               887               -             28,494
   Proceeds from short term debt                                1,200,000               -          6,075,000
   Proceeds from long term  debt                                        -               -                  -
   Payments of long term debt and capital leases                  (15,097)              -         (2,571,184)
                                                          ---------------------------------------------------
             Net cash provided by financing activities          4,661,410         (93,878)        28,288,930
                                                          ---------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                      (581,394)     (3,560,589)           156,948
CASH AND CASH EQUIVALENTS, beginning of period                   $738,342      $7,367,257                 $-
                                                          ---------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                         $156,948      $3,806,668           $156,948
                                                          ===================================================

                                              See selected notes to financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements

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

NOTE 2 - RESTATEMENT

As a result of a subsequent review of the June 30, 2002 quarterly financial statements by our independent auditor we noted the following material restatements occurred:


------------------------------------- -------------- --------------------- ---------------------------------------------------------
   Financial Statement Line              Original              Restated               Comment
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Unbilled Costs                          $  101,320      $         24,020   Reclassification of amounts billed
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Inventory                                   65,600               445,607   To correct inventory valuation
------------------------------------- -------------- --------------------- ---------------------------------------------------------
                                                                           To recognize depreciation on completed projects
                                                                           previously classified as being Construction
Equipment and Leasehold Improvements       987,265               916,394   in Progress
------------------------------------- -------------- --------------------- ---------------------------------------------------------
                                                                           Accrued amounts to be in agreement
Accounts Payable and Accrued Expense     3,974,398             6,059,238   with vendor balances.
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Accrued Payroll                            992,935               790,977   To true up benefits to adjust for staff layoffs
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Current Portion of LTD                   1,908,474             2,236,737   Reclass of penalties and interest due on long term debt
------------------------------------- -------------- --------------------- ---------------------------------------------------------
                                                                           Amortization of original interest discount on long term
Other Current Liabilities                  408,369                96,474   debt
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Long term debt                           2,352,483             2,251,559   Reclassification of short-term portion
------------------------------------- -------------- --------------------- ---------------------------------------------------------
                                                                           To correct deferred compensation amortization for
Additional paid in capital             120,538,131           120,035,045   correction of vesting of options
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Deferred Compensation                   (1,812,838)           (2,416,912)  Correction of vesting of options
------------------------------------- -------------- --------------------- ---------------------------------------------------------
                                                                           Accrued amounts to be in agreement with vendor balances
Inception to date                                                          and proper classification from selling, general and
Research and Development                26,846,923            27,846,923   administrative expense..
------------------------------------- -------------- --------------------- ---------------------------------------------------------
                                                                           Accrued amounts to be in agreement with vendor
                                                                           balances, correction of vesting of options for deferred
Inception to date                                                          compensation amortization, and proper classification of
Selling, General & Administrative       23,049,885            21,298,498   expenses to research and development.
------------------------------------- -------------- --------------------- ---------------------------------------------------------
Inception to date                                                          Amortization of Original Issue Discount on long-term
Other (expense) income                  (2,091,944)           (2,412,881)  debt.
------------------------------------- -------------- --------------------- ---------------------------------------------------------

The following table illustrates the above material restatements impact on the three and six months ended June 30, 2002 respectively:


--------------------------- -------------------------- --------------------------- -------------------------- ---------------------
Financial Statement              Three months ended          Three Months ended            Six months ended      Six months ended
    Line                           June 30, 2002          June 30, 2002 Restated           June 30, 2002      June 30, 2002 Restated
--------------------------- -------------------------- --------------------------- -------------------------- ---------------------
Research and Development                $1,569,534                $3,122,082                 $3,714,300                 $5,487,814
--------------------------- -------------------------- --------------------------- -------------------------- ---------------------
Selling General &                        2,100,860                   379,473                 $5,072,834                  3,351,447
Administrative
--------------------------- -------------------------- --------------------------- -------------------------- ---------------------
Other (expense) income                    (115,230)                 (436,167)                (1,093,616)                (1,414,553)
--------------------------- -------------------------- --------------------------- -------------------------- ---------------------
Net Loss                               $(3,584,880)              $(4,001,044)              $(10,074,394)              $(10,490,558)
--------------------------- -------------------------- --------------------------- -------------------------- ---------------------
Loss per share                            $ (0.12)                   $(0.13)                    $(0.35)                    $(0.37)
--------------------------- -------------------------- --------------------------- -------------------------- ---------------------


The company's management and its independent accountants recommended the above adjustments after analysis of the accounts. Management believes it has taken the necessary steps to analyze its accounts on a timely basis and in a manner as recommended by our new independent accountants in the future. In addition the footnotes to the June 30, 2002 financial statements and the Management's Discussion and Analysis have been updated to conform to the results presented in the amended June 30, 2002 quarterly financial statements.

NOTE 3 - NATURE OF BUSINESS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the Merger). The merged company changed its name to eMagin Corporation (the "Company" or eMagin) (Note 3). FED is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FED's wholly-owned subsidiary, Virtual Vision Inc., develops and markets microdisplay systems and optics technology for commercial, industrial and military applications. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

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

Through June 30, 2002, the company had incurred development stage losses totaling approximately $127.2 million. Prior to the acquisition of FED by FDC, FED incurred developmental stage losses totaling approximately $52.5 million. At June 30, 2002, the Company had approximately $0.3 million of cash, cash equivalents and contract receivables to fund short-term working capital requirements and approximately $9.3 million of working capital deficiency. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near future to continue: (1) its research and development efforts, (2) hiring and retaining key employees,
(3) satisfaction of its commitments and (4) marketing and production of its products.

The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, along with financings closed subsequent to June 30, 2002 and its remaining cash resources at June 30, 2002, will be sufficient to fund the Company's operations into the first quarter of 2003 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence. (Also see Liquidity and Capital Resources section on Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operation and Risks Related to Our Financial Results section of Item 7A Qualitative and Quantitive Disclosures About Market Risk.)

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

NOTE 4 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

In addition, the Company has product sales which are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns, discounts and allowances.

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

NOTE 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares totaling 11,767,740 have been excluded from the computation of diluted EPS for the three and six month period ending June 30, 2002.

NOTE 7 - DEBT

On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor (the "Investor") in connection with a secured note purchase agreement executed by the Company on November 27, 2001. This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments of $250,000 to certain investors who elected not to reinvest. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on August 30, 2002. Terms of the notes also include a fixed conversion rate of $0.5264 per share. The Company also granted warrants purchasing 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain investors of the November 27, 2002 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices to be equivalent to the terms granted to the new Investor.

The total of the fair value of the warrants issued to the new Investor and the incremental intrinsic value of the repriced warrants of certain existing investors of approximately $480,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. For the three and six months ended June 30, 2002, approximately $124,000 and $214,000 has been amortized and is included in non-cash interest expense in the accompanying unaudited consolidated statements of operations.

In addition, based on the terms of the bridge loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. The total value of the beneficial feature of the new debt and the incremental value of the reset conversion feature of the existing debt of approximately $780,000 was recorded at January 14, 2002 as non-cash interest expense in the accompanying unaudited consolidated statements of operations.

On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and matures on November 30, 2002. The Company also granted warrants, exercisable for a period of three years, to purchase 300,000 shares of common stock with an exercise price of $0.4419 per share to the investor. The fair value warrants issued to this Investor approximated $84,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. For the three and six months ended June 30, 2002, approximately $4,000 has been amortized and is included in non-cash interest expense in the accompanying unaudited consolidated statements of operations.

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

In connection with the equity line of credit, the Company issued 30,000 shares of common stock to the Fund as compensation for certain services rendered in connection with the closing of the line of credit. As such, the Company recorded the fair value of the shares of approximately $31,000 in selling, general and administrative expenses for the three months ended March 31, 2002. Also, the Company granted warrants purchasing up to 150,000 shares of common stock of the Company at an exercise price of $0.8731 per share. Such warrants are exercisable through September 2005. The fair value of said warrants of approximately $140,000 is included in selling, general and administrative expenses for the three months ended March 31, 2002.

On April 1, 2002, Rohm Company LTD purchased 1,282,051 shares of common stock at $0.78 per share as well as warrants to purchase an additional 512,820 shares of Common Stock at a conversion price of $0.85 per share for an investment of $1,000,000.

NOTE 9 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. eMagin adopted SFAS No. 142 on January 1, 2002. In connection with adopting this standard, eMagin considered the measurement of transitional impairment. eMagin anticipates completing the SFAS No. 142 valuation by the end of fiscal 2002. At this time, eMagin is not able to determine if impairment of its purchased intangibles has incurred. As it relates to goodwill, the initial adoption had no effect on eMagin's financial statements since as of December 31, 2001, eMagin had written off the goodwill balance.

In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. eMagin has not yet determined the effect that SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishments that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. eMagin does not believe the adoption of SFAS 145 will impact its financial position.

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. eMagin is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

In November 2002, the EITF reached a consensus on Issue 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing, but at this point does not believe the adoption of EIFT 00-21 will have a material impact on its financial position, cash flows or results of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements will not have an effect on the Company's Consolidated Financial Statements. The Company does not intend to adopt the fair value method of accounting for stock-based employee compensation at this time.

NOTE 10 - RECLASSIFICATIONS

Certain amounts in the June 30, 2001 financial statements have been reclassified to conform to the June 30, 2002 classification.

NOTE 11 - CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes contractual obligations and commercial commitments at June 30, 2002:

                                   Less than    One-Three   Four-Five   After 5
Contractual Obligations              1 year       years       years      years
                                  ----------------------------------------------

Long Term Debt                                   2,127,499

Short Term Debt                      3,307,762

Operating leases                     5,467,850   7,482,757

Capital leases                       1,455,109     250,695


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

At our annual meeting of stockholders held on July 16, 2001, the stockholders approved the re-incorporation of eMagin Corporation as a Delaware corporation. The re-incorporation became effective on July 16, 2001 by merging eMagin Corporation, a Nevada corporation ("eMagin-Nevada"), into its then wholly owned subsidiary, eMagin Corporation, a Delaware corporation (formerly known as FED Corporation as described above) ("eMagin-Delaware"). Upon completion of this merger, eMagin-Nevada ceased to exist as a corporate entity and eMagin-Delaware succeeded to the assets and liabilities of eMagin-Nevada. Under the merger agreement for the re-incorporation, each outstanding share of eMagin-Nevada common stock was automatically converted into one share of eMagin-Delaware common stock at the time the merger became effective. There has been no interruption in the trading of our common stock as a result of the re-incorporation. The re-incorporation also resulted in the implementation of a new certificate of incorporation and by-laws for the Company, as the existing certificate of incorporation and by-laws of eMagin-Delaware continues as the certificate of incorporation and by-laws of the Company and has replaced the articles of association and by-laws of eMagin-Nevada. No change in the corporate name, board members, business, management, fiscal year, assets, liabilities, employee benefit plans or location of principal facilities of eMagin occurred as a result of the re-incorporation.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policy could be deemed to be critical within the SEC definition.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Revenues from research and development activities relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Revenues

Revenues for the three months and six months ended June 30, 2002 were $0.3 million and $0.4 million, respectively, as compared to $1.6 million and $3.6 million respectively, for the three months and six months ended June 30, 2001. Current year revenues consist primarily of product sales and increased by $0.1 million and $0.1 million for the three months and six months ended June 30, 2002, respectively, as compared to the three months and six months ended June 30, 2001. We ended the second quarter with a backlog of over $1 million in short term sales orders. Government R&D contract revenues decreased by $1.4 million and $3.4 million for the three months and six months ended June 30, 2002, respectively, as compared to the three months and six months ended June 30, 2001. Government R&D contract revenues will remain significantly lower in 2002 as the company focuses on product revenues rather than performing Government R&D contracts, although product revenues include sales to government contractors which are funded by Government development or procurement contracts.

Costs and Expenses

Research and Development

Research and development expenses include salaries, development materials, equipment lease and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. Gross research and development expenses for the three months and six months ended June 30, 2002 were $3.3 million and $5.5 million, respectively. For the same period in 2001, the Company's gross research and development expenses were $3.8 million and $7.2 million, respectively. The $0.5 million and $1.7 million decrease in gross expenses for the three months and six months ended June 30, 2002, as compared to the three months and six months ended June 30, 2001 reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, non-cash compensation as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months and six months ended June 30, 2002 were $0.4 million and $3.4 million, respectively, as compared to $2.8 million and $5.3 million for the three months and six months ended June 30, 2001. The decrease in selling, general and administrative expenses was primarily due to decreases in personnel costs, patent filings and legal fees. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities.

Included in Selling, General and Administrative expense is non-cash stock-based compensation expense for the three and six months ended June 30, 2002 were ($0.4) million and $0.9 million, respectively, as compared to $0.7 million and $1.5 million for the three months and six months ended June 30, 2001. The non-cash stock-based compensation expense for the three months and six months ended June 30, 2002 decreased by $1.1 million and $0.6 million, respectively. Non-cash stock-based compensation costs are the result of the issuance of stock options at below fair market values.

Amortization of Purchased Intangibles

Amortization of purchased intangibles expense for the three months and six months ended June 30, 2002 was $0.1 million and $0.7 million, respectively, as compared to $5.9 million and $11.7 million for the three months and six months ended June 30, 2001. The decrease of $5.8 million and $11 million in these non-cash charges, is the result of the prior year's write-down of the balance in purchased intangibles and goodwill and its impact on future year's amortization.

Other Income (Expense)

Other income (expenses) for the three months and six months ended June 30, 2002 was ($0.4) million and ($1.4) million. The increase of $1.0 million in expense for this non-cash charge was due primarily to the increase in debt discount from the beneficial conversion of a bridge loan entered into by the company.

Liquidity and Capital Resources

Current Financial Position and Need for Additional Financing

We need immediately to raise equity or debt financing or identify other cash sources such as customer financing in order to continue as a going concern and need to raise substantial additional equity or debt financing in the very near future to fund the commercialization of our products. In the event that we raise additional funds through equity financing, substantial equity dilution to investors will result.

We had cash and cash equivalents of $1.7 million as of March 31, 2002, $0.1 million as of June 30, 2002 and $0.1 million as of August 1, 2002. Our monthly operating expenses normally are approximately $1.0 million. In addition, $3.1 million of outstanding indebtedness plus accrued interest is due on August 30, 2002. We cannot assure you that our lenders will agree to reschedule or renegotiate the terms of this indebtedness before it becomes due. As of June 30, 2002, another significant portion of our working capital deficit consisted of $5.5 million in accounts payable. A substantial portion of this amount is past due and owed to leasing companies and law firms. We are currently engaged in discussions regarding rescheduling payment terms and renegotiating balances due with our major creditors.

Subject to available funding, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in manufacturing operations, purchase of inventory and expenses of increased sales and marketing efforts will be the principal uses of additional cash that we raise during the remainder of 2002, Until we raise sufficient funding to manufacture our products and until our inventory procurement and our manufacturing processes are stabilized, which we expect will take approximately three to six months after any funding, we may experience difficulties in making timely shipments to all of our customers. After our urgent cash needs are addressed, we expect that our cash requirements over the next 12 months will be met by a combination of additional equity or debt financing, and revenues generated by the sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

Substantially all of our revenues to date have been derived from research and development contracts with the U.S. federal government. We received no revenues from government contracts for the six months ended June 30, 2002, and we received $5.0 million for the year ended December 31, 2001, and $2.6 million for the year ended December 31, 2000. These figures do not include our government contracts in which we provide a cost-share. We anticipate that our total revenues from government contracts in 2002 will be substantially lower than in previous years. The government may terminate our contracts at its discretion. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated, they may be withdrawn based on changes in government priorities.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through June 30, 2002 we have incurred accumulated losses of approximately $127.2 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of June 30, 2002, we had $0.1 million in cash and cash equivalents and have a working capital deficit of $9.3million. In December 2001 and July 2002, we took certain actions to reduce our workforce due to our difficult working capital constraints.

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges and increases in accounts payable. Cash used in operating activities for the six months ended June 30, 2001 was $3.3 million resulting primarily from operating losses.

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2002, all of which was used for capital expenditures. Net cash used by investing activities for the six months ended June 30, 2001 was $0.2 million, which was used for capital expenditures.

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2002, and consisted primarily of proceeds from sale of equity and the issuance of debt. Net cash used by financing activities was $0.1 million for the six months ended June 30, 2001, and consisted primarily of cash payments for offering costs on amounts raised in prior periods.

Risk Factors

In evaluating our business, prospective investors and shareholders should carefully consider the following risks. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended June 30, 2002 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

We may not maintain The American Stock Exchange (the "Exchange") listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain listing requirements, including, in the case of our common stock selling for a substantial period of time at a low price per share, effecting a reverse split of such shares within a reasonable time after being notified by the Exchange that such action is appropriate under all the circumstances. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock. Maintaining compliance with all SEC requirements is important for maintaining a listing, including timely filings reviewed or audited by independent public accounts, regular annual shareholder meetings, and the payment of required fees.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of June 30, 2002, were $27.3 million and acquisition related non-cash transactions were $100.9 million, which resulted in an accumulated net loss of $128.2 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

We have not manufactured OLED-on-silicon products in large commercial quantities and we do not know if our manufacturing yields or throughput will be commercially viable. While manufacturability does not appear to be a high-risk issue at this time, it is also not yet been proven to be a non-issue. In order for us to be successful as a product or component manufacturer, our products must be manufactured to meet high quality standards in commercial quantities at competitive prices. We have not begun quantity commercial production of any of our OLED-based products and we are not staffed adequately to run high quantity production. The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant volumes. We expect to begin commercial production during 2002 to meet anticipated demand for our products. If we are unable to produce our products in sufficient quantity, we will be unable to attract customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

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

We generally do not have long-term contracts with our customers. Our business is operated on the basis of short-term purchase orders and we cannot guarantee that we will be able to obtain long-term contracts for some time. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in the Company may decline.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of May 1, 2002, we have outstanding options to purchase 5,161,280 shares; most are currently locked-up due to contractual restrictions.. The restrictions on the sale of the remaining shares will lapse between February 1, 2002 and January 7, 2003. There are also outstanding warrants to purchase 4,982,906 shares of common stock.

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


Item 6. Exhibits and Reports on Form 8-K

(a)     Reports on Form 8-K

The Company filed nine reports on form 8-K during the quarter ended June 30, 2002. Information regarding the items reported on is as follows:

DATE OF REPORT              ITEM REPORTED ON
--------------              ----------------

May 20, 2002   Disclosed that the company and Travelers amend their agreement;
               extends the maturity date and deletes the mandatory conversion.

May 31, 2002   Disclosed that Travelers and eMagin agreed to extend the
               maturity date of the Convertible Promissory Note from May
               31, 2002 to June 5, 2002.

June 5, 2002   Disclosed that Travelers and eMagin agreed to extend the
               maturity date of the Convertible Promissory Note from June
               5, 2002 to June 7, 2002.

June 10, 2002  Disclosed that Travelers and eMagin agreed to extend the maturity date of the Convertible Promissory Note from June 7, 2002 to June 14, 2002.

June 14, 2002  Disclosed that Travelers and eMagin agreed to extend the maturity date of the Convertible Promissory Note from June 14, 2002 to June 17, 2002.

June 17, 2002  Disclosed that Travelers and eMagin agreed to extend the maturity date of the Convertible Promissory Note from June 17, 2002 to June 21, 2002.

June 18, 2002  Disclosed that Travelers and eMagin agreed to extend the maturity date of the Convertible Promissory Note from June 21, 2002 to August 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  eMAGIN CORPORATION


Dated:  February 7, 2003                       By:_/s/__Gary W. Jones_______
                                                        Gary W. Jones
                                                        President and Chief
                                                        Executive Officer