Form 10-Q/A
period 2002-09-30
EMAGIN CORP
filed 2003-02-07
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

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

PART I.   FINANCIAL INFORMATION




Index                                                                                                                    Page Number

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheet as of September 30, 2002                                                              3
          and December 31, 2001

          Consolidated Statements of Operations For the Three-Months                                                       4
          ended September 30, 2002 and September 30, 2001


          Consolidated Statements of Operations For the Nine-Months ended
          September 30, 2002 and September 30, 2001 and for the period
          from inception (January 23, 1996) to September 30, 2002                                                          5

          Consolidated Statements of Cash Flows for the Nine-Months ended
          September 30, 2002 and September 30, 2001 and for the period
          from inception (January 23, 1996) to September 30, 2002                                                          6

            Selected Notes to Consolidated Financial Statements                                                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                                                            14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                      26


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                                                               28

Item 6.   Exhibits and Reports on Form 8-K b                                                                              28

SIGNATURE                                                                                                                 29

Exhibit 99.1 Certification of CEO                                                                                         30





                               eMAGIN CORPORATION
                        (a development stage corporation)
                           CONSOLIDATED BALANCE SHEETS


                                           ASSETS                          Sept 30, 2002                     Dec 31, 2001
                                                                    -------------------------     -------------------------
                                                                          Restated - Note 2
CURRENT ASSETS:
   Cash and cash equivalents                                                          93,259                       738,342
   Contract receivables                                                              160,636                       485,021
   Unbilled costs and estimated profits on contracts in progress                     391,790                       293,273
   Inventory                                                                         160,032                        90,720
   Prepaid expenses and other current assets                                         330,573                       388,344
                                                                    -------------------------     -------------------------
      Total current assets                                                         1,136,290                     1,995,700

Equipment and leasehold improvements,
 net of accumulated depreciation
 of $1,506,652 and $1,122,989, respectively                                          782,409                     1,166,509
Goodwill, net of accumulated amortization of
 $54,602,258 and $54,602,258, respectively                                                 -                             -
Purchased intangibles, net of accumulated
 amortization of $17,357,110 and $16,362,762, respectively                           662,891                     1,657,238

Other long-term assets                                                                63,046                        94,367
                                                                    -------------------------     -------------------------
      Total assets                                                                 2,644,636                     4,913,814
                                                                    =========================     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                  41,163                       693,197
   Other short term debt                                                           5,644,177                     1,875,000
   Accounts payable                                                                6,251,413                     3,116,558
   Accrued expenses                                                                1,048,452                       615,418
   Accrued payroll and benefits                                                    1,016,635                       788,302
   Deferred Revenue                                                                   23,571
    Advance payments on contracts to be completed                                          0                       289,538
   Other current liabilities                                                          13,446                       108,805
                                                                    -------------------------     -------------------------
      Total current liabilities                                                   14,038,857                     7,486,818
                                                                    -------------------------     -------------------------

LONG-TERM DEBT                                                                       253,022                     2,305,184

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 30,294,980 and 25,171,183                       30,294                        25,171
   Additional paid-in capital                                                    119,898,818                   114,058,560
   Deferred compensation                                                          (1,646,608)                   (2,277,367)
   Deficit accumulated during the development stage                             (129,929,747)                 (116,684,552)
                                                                    -------------------------     -------------------------
      Total shareholders' equity                                                 (11,647,243)                   (4,878,188)
                                                                    -------------------------     -------------------------
      Total liabilities and shareholders' equity                                   2,644,636                     4,913,814
                                                                    =========================     =========================



                   See selected notes to financial statements




                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Three-Months                     Three-Months
                                                                         ended                             ended
                                                                   September 30, 2002               September 30, 2001
                                                             -------------------------------  --------------------------------
                                                                   Restated - Note 2
     CONTRACT REVENUE:

       Contract revenue                                                                $176                          $898,755
       Product sales                                                                497,675                           277,873
                                                             -----------------------------------------------------------------
         Total revenue                                                             $497,851                        $1,176,628
                                                             -----------------------------------------------------------------

     COSTS AND EXPENSES:
     Research and development, net of funding
      under cost sharing arrangements of
      $346,449and $846,734 respectively                                            $947,653                        $2,692,869
     Amortization and write-down of purchased intangibles                           331,449                        37,997,868
     Selling, general and administrative                                          1,565,377                         2,615,668
                                                             -------------------------------  --------------------------------
         Total costs and expenses, net                                           $2,844,479                       $43,306,405
                                                             -------------------------------  --------------------------------

     OTHER (EXPENSE)/ INCOME                                                      (408,010)                         (247,992)
                                                             -------------------------------  --------------------------------

         Loss before provision for income taxes                                 (2,754,638)                      (42,377,769)

     PROVISION FOR INCOME TAXES                                                           0                                 0
                                                             -------------------------------  --------------------------------

         Net loss                                                              ($2,754,638)                     ($42,377,769)
                                                             ===============================  ================================

Basic and diluted net loss per common share                                          ($.09)                           ($1.69)
                                                             ===============================  ================================

Basic and diluted weighted average common
shares outstanding                                                               30,294,980                        25,085,145
                                                             ===============================  ================================





                   See selected notes to financial statements.




                               eMagin Corporation
                        (a development Stage Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Nine-Months               Nine-Months           Period From Inception
                                                              Ended                    Ended                (January 23, 1996)
                                                        September 30, 2002       September 30, 2001        to September 30, 2002
                                                     Restated - Note 2                                       Restated - Note 2
CONTRACT REVENUE
       Contract revenue                                             $14,284                $4,332,233                   $7,577,528
       Product revenue                                              909,721                   490,601                    1,751,434

                                                     ------------------------------------------------------------------------------
Total Revenue                                                      $924,005                $4,822,834                   $9,328,962

COST AND EXPENSES
       Research and Development, net of
       funding under cost of sharing arrangements
       of $356,798, $1,205,107 and
       $3,258,210 respectively                                   $6,435,467                $9,901,465                  $28,794,576
       Amortization and write-down of goodwill and
       purchased intangibles                                        994,347                49,701,252                   71,959,368
       Acquired in-process research and development                                                 -                   12,820,000

       Selling, general, and administrative expense               4,916,824                 7,922,118                   22,863,875

                                                     ------------------------------------------------------------------------------
Total costs and expenses                                        $12,346,638               $67,524,835                 $136,437,818

                                                     ------------------------------------------------------------------------------
OTHER (EXPENSE)/INCOME                                          (1,822,562)                 (216,959)                  (2,820,890)
                                                     ------------------------------------------------------------------------------

       Loss before provision for income taxes                 ($13,245,195)             ($20,541,191)               ($129,929,747)
                                                     ------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES                                                0                         0                            0
                                                     ------------------------------------------------------------------------------

       Net Loss                                               ($13,245,195)             ($62,918,960)               ($129,929,747)
                                                     ==============================================================================

Basic and diluted net loss per common share                          ($.44)                   ($2.51)
                                                     =================================================

Basic and diluted weighted average common shares
Outstanding                                                     30,294,980                25,076,294
                                                     =================================================



                   See selected notes to financial statements.




                               eMAGIN CORPORATION
                        (a development stage corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      Period from
                                                                       Nine Months            Nine Months              inception
                                                                          ended                  ended              January 23 1996
                                                                     Sept 30, 2002           Sept 30, 2001           Sept 30, 2002
                                                              ----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               ($13,245,195)          ($62,918,960)           ($129,929,747)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                          1,378,010             50,161,423               41,320,992
   Write-down of goodwill and purchased intangibles                                                      -               32,145,863
   Loss on disposal of assets                                                   437                 44,191                   98,150
   Non-cash charge for stock based compensation                           1,265,702              2,189,361                6,646,533
   Non-cash interest related charges                                      1,946,148                                       3,168,710
   Non-cash related to issuance of warrants                                                        189,508
   Non-cash charge for services received                                          -                                         116,151
   Non-cash charge due to beneficial conversion                                   -                  2,922                        -
   Acquired in-process research and development                                   -                      -               12,820,000
  Changes in operationg assets and liabilities,
   net of acquisition:                                                                                                            -
       Contract receivables                                                (324,385)               166,684                 (677,549)
       Interest receivable                                                     (106)                                           (106)
       Unbilled costs and estimated profits on
        contracts in progress                                                98,517                256,063                   98,517
       Costs and estimated profits in excess of
        billings on contracts                                                                                               326,291
       Inventory                                                             69,312                (41,600)                 (21,408)
       Prepaid expenses and other current assets                            (57,665)               329,504                 (140,187)
       Other long-term assets                                               (21,691)               (89,808)                (105,607)
       Advanced payment on contracts to be completed                              -                275,000                  398,343
       Deferred Revenue                                                      23,571               (190,490)                  23,571
       Accounts payable, accrued expenses and accrued payroll             3,411,732              1,761,766                5,395,390
       Other current liabilities                                                                  (101,766)                       -
                                                              ----------------------------------------------------------------------
             Net cash used in operating activities                       (5,455,613)            (7,966,202)             (28,316,093)
                                                              ----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                   (84,745)              (470,910)              (1,352,607)
   Net proceeds from acquisition                                                  -                      -                1,239,162
                                                              ----------------------------------------------------------------------
             Net cash used in investing activities                          (84,745)              (470,910)                (113,445)
                                                              ----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs             3,475,621                      -               24,756,620
   Proceeds from exercise of stock options and warrants                         885                 27,523                   28,494
   Proceeds from long and short term  debt                                1,443,478              4,000,000                6,318,478
   Payments of long term debt and capital leases                            (24,709)              (193,244)              (2,580,796)
                                                              ----------------------------------------------------------------------
             Net cash provided by financing activities                    4,895,275              3,834,279               28,522,796
                                                              ----------------------------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                (645,083)            (4,602,833)                  93,259
CASH AND CASH EQUIVALENTS, beginning of period                              738,342              7,367,257                        0
                                                              ----------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     93,259              2,764,424                   93,259
                                                              ======================================================================


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

Note 2 - RESTATEMENT

As a result of a subsequent review of the September 30, 2002 quarterly financial statements by our independent auditor we noted the following material restatements occurred:



                              Previously
  Financial Statement Line      Reported       As Restated                      Comment
-----------------------------------------------------------------------------------------------------------
Unbilled Costs                     $101,320         $391,720  Reclassification of amounts billed
-----------------------------------------------------------------------------------------------------------
Inventory                            65,600          160,032  To correct inventory valuation
-----------------------------------------------------------------------------------------------------------
                                                              To recognize depreciation on completed
Equipment and Leasehold                                       projects previously classified as being
 Improvements                       890,069          782,409  Construction in Progress
-----------------------------------------------------------------------------------------------------------
Purchased Intangibles               994,340          662,891  Correct amortization on intellectual property
-----------------------------------------------------------------------------------------------------------
Accounts Payable and Accrued                                  Accrued amounts to be in agreement with vendor
 Expense                          6,667,999        7,299,865  balances.
-----------------------------------------------------------------------------------------------------------
Accrued Payroll                                               To true up benefits to adjust for staff
                                    884,828        1,016,635  layoffs
-----------------------------------------------------------------------------------------------------------
Current portion of LTD              673,902           41,163  Correct original issue discount amortization
-----------------------------------------------------------------------------------------------------------
                                                              Reclass of long-term debt to short-term debt
Other Short-term Debt             2,825,000        5,644,177  due to default
-----------------------------------------------------------------------------------------------------------
                                                              Reclass of long-term debt to short-term debt
Long-term Debt                    2,342,483          253,022  due to default
-----------------------------------------------------------------------------------------------------------
                                                              To correct deferred compensation amortization
                                                              for correction of vesting of options and
                                                              recording of warrants issued in connection
Additional paid in capital      120,538,131      119,898,818  with debt financing
-----------------------------------------------------------------------------------------------------------
                                                              Correction of vesting of options and write-off
Deferred Compensation              (841,513)      (1,646,608) of forfeited options
-----------------------------------------------------------------------------------------------------------
                                                              Accrued amounts to be in agreement with vendor
Inception to Date                                             balances and proper classification from
Research and Development         27,435,527       28,794,576  selling, general and administrative expense
-----------------------------------------------------------------------------------------------------------
                                                              Accrued amounts to be in agreement with vendor
                                                              balances, correction of vesting of options
Inception to Date                                             for deferred compensation amortization, and
Selling, General &                                            proper classification of expenses to research
 Administrative                  25,618,706       22,863,875  and development.
-----------------------------------------------------------------------------------------------------------
Inception to Date                                             Amortization of Original Issue Discount on
Other (expense) income           (2,091,944)      (2,820,890) long-term debt.
-----------------------------------------------------------------------------------------------------------



The following table illustrates the above material restatements impact on the three and nine months ended September 30, 2002 respectively:




Financial       Three months ended    Three Months ended   Nine months ended     Nine months ended
 Statement Line September 30, 2002    September 30, 2002 As September 30, 2002   September 30, 2002
                Previously Reported         Restated       Previously Reported       As Restated
-----------------------------------------------------------------------------------------------------
Research and
 Development              $1,362,118              $947,653           $5,076,418           $6,435,467
-----------------------------------------------------------------------------------------------------
Amortization of
 purchased
 intangibles                                       331,449              662,898              994,347
-----------------------------------------------------------------------------------------------------
Selling General
 &
 Administrative            2,598,821             1,565,376           $7,671,655            4,916,824
-----------------------------------------------------------------------------------------------------
Other (expense)
 income                     (578,577)             (408,010)          (1,672,193)          (1,822,562)
-----------------------------------------------------------------------------------------------------
Net Loss                 $(4,048,765)          $(2,754,638)        $(14,130,835)        $(13,245,195)
-----------------------------------------------------------------------------------------------------
Net Loss per
 common share                 $(0.13)               $(0.09)              $(0.49)              $(0.44)
-----------------------------------------------------------------------------------------------------




The company's management and its independent accountants recommended the above adjustments after analysis of the accounts. Management believes it has taken the necessary steps to analyze its accounts on a timely basis and in a manner as recommended by our new independent accountants in the future. In addition the footnotes to the September 30, 2002 financial statements and the Management's Discussion and Analysis have been updated to conform to the results presented in the amended September 30, 2002 quarterly financial statements.
..

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

Through September 30, 2002, the company had incurred development stage losses totaling approximately $130 million. Prior to the acquisition of FED by FDC, FED incurred developmental stage losses totaling approximately $52.5 million. At September 30, 2002, the Company had approximately $0.3 million of cash, cash equivalents and contract receivables to fund short-term working capital requirements and approximately $11.5 million of working capital deficiency. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near future to continue: (1) its research and development efforts, (2) hiring and retaining key employees,
(3) satisfaction of its commitments and (4) marketing and production of its products.

The Company believes that it has a reasonable probability of securing financing and that the proceeds from such financings, and its remaining cash resources at September 30, 2002 and subsequent cash flow from business operations, will be sufficient to fund the Company's operations into the first quarter of 2003. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a commercially viable product will be successful, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence. (Also see Liquidity and Capital Resources section on Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operation and Risks Related to Our Financial Results section of Item 7A Qualitative and Quantitive Disclosures About Market Risk.)


Note 4 - FED ACQUISITION

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


Note 5 - REVENUE AND COST RECOGNITION

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

Note 6 - RESEARCH AND DEVELOPMENT COSTS

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

Note 7 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares totaling 11,732,954 have been excluded from the computation of diluted EPS for the three and nine months ended September 30, 2002.

Note 8 - DEBT

On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor (the "Investor") in connection with a secured note purchase agreement executed by the Company on November 27, 2001. This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments of $250,000 to certain investors who elected not to reinvest. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on August 30, 2002. Terms of the notes also include a fixed conversion rate of $0.5264 per share. The Company also granted warrants purchasing 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain investors of the November 27, 2001 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices to be equivalent to the terms granted to the new Investor. The loans have been extended through November 30, 2002.

The total of the intrinsic value of the warrants issued to the new Investor and the incremental intrinsic value of the repriced warrants of certain existing investors of approximately $480,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. For the three and nine months ended September 30, 2002, approximately $143,000 and $480,000, respectively has been amortized and is included in non-cash interest expense in the accompanying unaudited consolidated statements of operations.

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

On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and matures on August 30, 2002. The Company also granted warrants, exercisable for a period of three years, to purchase 300,000 shares of common stock with an exercise price of $0.4419 per share to the investor. The fair value warrants issued to this Investor approximated $84,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. For the three and nine months ended September 30, 2002, approximately $143,000 and $480,000, respectively, has been amortized, and is included in non-cash interest expense in the accompanying unaudited consolidated statements of operations

On August 21, 2002, the Company issued two Series B Convertible Debentures in the amount of $121,739 each. The debentures bear interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also includes a fixed conversion rate of $0.18 per share. Based on the terms of the loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. Due to the fact that the note holder had the option to convert the note immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $108,000 was recognized immediately as interest expense and is included in "Other expense, net" in the accompanying statement of operations for the nine months ended September 30, 2002.

As of September 30, 2002, the Company was not in compliance with a certain debt covenant on its $3,000,000 debt payable to SK Corporation, as defined, and consequently defaulted on the note, causing the maturity date of the notes to accelerate and become immediately due (the "default"). Accordingly, at September 30, 2002, the original liability of the notes of $3,000,000, plus accrued but unpaid interest, is included in current liabilities in the accompanying consolidated balance sheet.

The company has negotiations in process with various creditors. We have been mostly successful during this quarter in obtaining extensions and the management continues to work toward mutually beneficial resolutions with all of its creditors. The company has not made any payments on its debt which has become due, the company is negotiating with its various creditors to work toward mutually beneficial resolutions. There is no guarantee that eMagin will continue to obtain forbearance or obtain acceptable resolutions to issues with its creditors.


Note 9 - STOCKHOLDERS' EQUITY

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

In connection with the equity line of credit, the Company issued 30,000 shares of common stock to the Fund as compensation for certain services rendered in connection with the closing of the line of credit. As such, the Company recorded the fair value of the shares of approximately $31,000 in selling, general and administrative expenses for the three months ended March 31, 2002. Also, the Company granted warrants purchasing up to 150,000 shares of common stock of the Company at an exercise price of $0.8731 per share. Such warrants are exercisable through September 2005. The intrinsic value of said warrants of approximately$140,000 is included in selling, general and administrative expenses.

In April 2002, the Company announced a strategic investment from ROHM Company LTD. ROHM purchased 1,282,051 shares of eMagin Common Stock at $0.78 per share as well as warrants to purchase an additional 512,820 shares of Common Stock at a conversion price of $0.85 per share for an investment of $1,000,000. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model. Such warrants are exercisable through April 2005.


NOTE 10 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. eMagin does not believe the adoption of SFAS 145 will impact its financial position.

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. eMagin is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

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

On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148disclosure requirements will not have an effect on the Company's Consolidated Financial Statements. The Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.

NOTE 11 - Contractual Obligations and Commercial Commitments

      The following table summarizes contractual obligations and commercial commitments at September 30, 2002:


                                               Four-
                          Less than One-Three  Five   After 5
Contractual Obligations     1 year    years    years   years
                          ------------------------------------

Long Term Debt                        141,278

Short Term Debt           5,644,177

Operating leases          5,467,850 7,482,757

Capital leases            1,455,109   250,695

Employment leases                 -         -       -       -

                          ------------------------------------
Tota Contractual Cash
 Obligations
                          ------------------------------------



NOTE 12 - RECLASSIFICATIONS

Certain amounts in the September 30, 2001 financial statements have been reclassified to conform to the September 2002 classification.


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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of September 30, 2002, we had recognized over $1.2 million from sales of our products, and have a backlog of more than $10 million in products ordered for delivery through 2003. We have an additional $10 million in letters of intent for purchases. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer, that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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



Results of Operations

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Revenues for the three months and nine months ended September 30, 2002 were $0.5 million and $1.0 million, respectively, as compared to $1.2 million and $4.8million respectively, for the three months and nine months ended September 30, 2001. Current year revenues consist primarily of product sales and increased by $0.2 million and $0.4 million for the three months and nine months ended September 30, 2002, respectively, as compared to the three months and nine months ended September 30, 2001. We ended the third quarter with a backlog of over $1 million in short term sales orders. Government R&D contract revenues decreased by $.9 million and $4.3 million for the three months and nine months ended September 30, 2002, respectively, as compared to the three months and nine months ended September 30, 2001. Government R&D contract revenues will remain significantly lower in 2002 as the company focuses on product revenues rather than performing Government R&D contracts, although product revenues include sales to government contractors which are funded by Government development or procurement contracts.

Costs and Expenses

Research and Development. Research and development expenses include salaries, development materials, equipment lease and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. Gross research and development expenses for the three months and nine months ended September 30, 2002 were $1 million and $6.4 million, respectively. For the same period in 2001, the Company's gross research and development expenses were $3.6 million and $11.1 million, respectively. The $2.6 million and $4.7 million decrease in gross expenses for the three months and nine months ended September 30, 2002, as compared to the three months and nine months ended September 30, 2001 reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months and nine months ended September 30, 2002 were $1.6 million and $4.9 million, respectively, as compared to $2.6 million and $7.9 million for the three months and for the nine months ended September 30, 2001. The decrease of $1.0 million and $3.0 million in selling, general and administrative expenses was primarily due to changes in personnel costs, patent filings, and legal fees. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities. Included in selling, general and administrative expenses is non-cash expense related to stock-based compensation amortization. Non-cash stock-based compensation expense for the three and nine months ending September 30, 2002 were $0.3 million and $1.3 million, respectively, as compared to $0.7 million and $2.2 million for the three months and nine months ended September 30, 2001. The non-cash stock-based compensation expense for the three and nine months ending September 30, 2002 decreased by $0.4 million and $0.9 million, respectively. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at below fair market values. The amortization is done over the vesting period of such options.

Amortization of Purchased Intangibles. Amortization and write down of purchased intangibles expense for the three months and nine months ending September 30, 2002 was $0.3 million and $1.0 million respectively as compared to $38 million and $50 million for the three months and nine months ended September 30, 2001. The decrease of $38 million and $49 million in these non-cash charges, is the result of the prior year's write-down of the balance in purchased intangibles and goodwill and its impact on future years' amortization.

Other Income (Expense). Other income (expenses) for the three months and nine months ending September 30, 2002 was ($0.4) million and ($1,8) million expense. The increase of $0.2 million and $1.4 million in expense for this non-cash charge was due primarily to the increase in debt discount from the beneficial conversion of a bridge loan entered into by the company and interest expense and penalties on additional debt.

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

Operating leases and certain creditors where eMagin is in default on payments are in the process of being negotiated with the respective creditors. There is no guarantee a positive resolution will be reached with any or all of the creditors. Some of these existing agreements involve potential accelerated liability, depending on the nature of the resolution with the creditors. A conservative version of the possible outcome of the negotiations is assumed in the revised reports.

We had cash and cash equivalents of $1.7 million as of March 31, 2002, $0.1 million as of June 30, 2002 and $0.1 million as of September 30, 2002. Our monthly operating expenses normally are approximately $1.0 million. In addition, $2.8 million of outstanding indebtedness plus accrued interest is due on November 30, 2002. We cannot assure you that our lenders will agree to reschedule or renegotiate the terms of this indebtedness before it becomes due. As of September 30, 2002, another significant portion of our working capital deficit consisted of approximately $7.1 million in accounts payable and accrued expenses. A substantial portion of this amount is past due and owed to leasing companies and law firms. We are currently engaged in discussions regarding rescheduling payment terms and renegotiating balances due with our major creditors.

Subject to available funding, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in manufacturing operations, purchase of inventory and expenses of increased sales and marketing efforts will be the principle uses of additional cash that we raise during the remainder of 2002. Until we raise sufficient funding to manufacture our products and until our inventory procurement and our manufacturing processes are stabilized, which we expect will take approximately three to nine months after any funding, we may experience difficulties in making timely product shipments to all of our customers. After our urgent cash needs are addressed, we expect that our cash requirements over the next 12 months, will be met by a combination of additional equity or debt financing, and revenues generated by the sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

Substantially all of our revenues to date have been derived from research and development contracts with the U.S. federal government. We received revenues from government contracts of $14,000 for the nine months ended September 30, 2002, $5.0 million for the year ended December 31, 2001, and $2.6 million for the year ended December 31, 2000. These figures do not include our government contracts in which we provided a cost-share. We anticipate that our total revenues from government contracts in 2002 will be substantially lower than in previous years. The government may terminate our contracts at its discretion. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated, they may be withdrawn based on changes in government priorities.

We have received increased orders for our products during the third quarter of 2002, and we believe that customer interest remains high. The company ended the third quarter with a backlog of over $1 million in short term orders. Provided that we can obtain adequate financing and successfully negotiate debt restructuring, management believes that the prospects for growth of product revenue remain high. We have received more than $10 million in purchase agreements and are in discussion for additional orders. We are in the early phases of production, although our progress has been impeded by our current cash position. Anticipated increased shipments in the second quarter were delayed, primarily due to certain supply delays, even though base displays were prepared. These components were received behind schedule in July, and shipments resumed. However, our cash position has resulted in reductions in manufacturing staff availability.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through September 30, 2002 we have incurred accumulated losses of approximately $130 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of September 30, 2002, we had $0.1 million in cash and cash equivalents and have a working capital deficit of $11.6 million. In December 2001 and July 2002, we took certain actions to reduce our workforce due to our difficult working capital constraints.

Net cash used in operating activities was $5.5 million for the nine months ended September 30, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by increases from non-cash charges. Net cash used in operating activities for the nine months ended September 30, 2001 was $8.0 million resulting primarily from operating losses.

Net cash used by investing activities was $0.0 million for the nine months ended September 30, 2002, all of which was used for capital expenditures. Net cash used by investing activities for the nine months ended September. 30, 2001 was $0.5 million, which was used for capital expenditures.

Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2002, and consisted primarily of proceeds from sale of equity and the issuance of debt. Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2001 year, and consisted primarily of proceeds from the issuance of debt


Factors Which May Affect Future Results

In evaluating our business, prospective investors and shareholders should carefully consider the following risks. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our prior auditors had included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the nine months ended September 30, 2002 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

We may not maintain The American Stock Exchange (the "Exchange") listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain listing requirements, in the case of our common stock selling for a substantial period of time at a low price per share. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. In addition, the financial statements set forth in this Quarterly Report on Form 10-Q have not been reviewed by independent public accountants as required by Item 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. As result, this report is not in compliance with the rules and regulations of the Securities and Exchange Commission. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock. There have been no communications from regulatory agencies concerning noncompliance with or deficiencies in financial reporting practices, other than requirement for the filing of 2nd and 3rd 2002 quarter financial statements reviewed by independent public accountants as required by SAS#71 and the SEC regulations and the 2001 annual meeting delay that is currently planned for mid-2003 in conjunction with the 2002 annual meeting. Certain fees and taxes are due to Delaware, The State of Washington, and the American Stock Exchange.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of September 30, 2002, were $28.1 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $130. million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Our products will likely experience rapidly declining unit prices. In the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be successful. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected



Risks Related To Manufacturing

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September, 2002, we have outstanding options to purchase 6,529,225 shares; some are currently locked-up due to contractual restrictions. The restrictions on the sale of the remaining shares will lapse between February 1, 2002 and January 7, 2003. There are also outstanding warrants to purchase 6,924,153 shares of common stock.

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


 (b)       Reports on Form 8-K

The Company filed seven reports on form 8-K during the quarter ended September 30, 2002. Information regarding the items reported on is as follows:

DATE OF REPORT                ITEM REPORTED ON


 July 29, 2002                It was disclosed that eMagin Crop. Was notified
                              by the Securities and Exchange Commission that Arthur Anderson was unable to perform future audit services.

August 21,  2002              Disclosed that eMagin Corp. issued to two
                              investors 8% series B Convertible Debentures due
                              August 21, 2004 whereby each investor agreed to lend EMagin Corp. $121,739 for a total of $243,478.

                              Disclosed that Travelers and eMagin agreed to extend the maturity date of the Convertible Promissory Note from August 30, 2002 to September 30, 2002.

                              Disclosed that eMagin and Mr. Mortimer D.A. Sackler agreed to extend the maturity date of the Secured Convertible Note from August 30, 2002 to September 30, 2002.

                              Disclosed that eMagin and Ginola Limited agreed to extend the maturity date of the Secured Convertible Note from August 30, 2002 to
                              September 30, 2002.


                              Disclosed that eMagin and Jack Rivkin agreed to extend the maturity date of the Secured Convertible Note from August 30, 2002 to September 30, 2002.

September 23, 2002            Disclosed upon recommendation of the Audit
                              Committee and of it's Board Of Directors, engaged
                              Grant Thornton LLP to serve as the company's
                                                      Independent auditors.

September 30, 2002            Disclosed that Travelers and eMagin agreed to
                              extend the maturity date of the Convertible
                              Promissory Note from August 30, 2002 to
                              September 30, 2002.


                              Disclosed that eMagin and Mr. Mortimer D.A.
                              Sackler agreed to extend the maturity date of the Secured Convertible Note from September 30, 2002 to October 31, 2002.

                              Disclosed that eMagin and Ginola Limited agreed to extend the maturity date of the Secured Convertible Note from September 30, 2002 to October 31, 2002.

                              Disclosed that eMagin and Jack Rivkin agreed to extend the maturity date of the Secured Convertible Note from September 30, 2002 to October 31, 2002.






                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   eMAGIN CORPORATION


Dated:  February 7, 2003           By: /s/ Gary W. Jones
                                       -----------------------------------------
                                       Gary W. Jones
                                       Chief Executive Officer

                                  Exhibit 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the 10Q of eMagin Corporation (the "Company") for the quarter period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward V. Flynn, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's knowledge:

           1) the Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

           2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.



Certification of Principal Executive Officer

I, Gary W. Jones, Chief Executive Officer of eMagin Corporation, certify that:

I have reviewed this quarterly report on Form 10-Q of eMagin
Corporation;

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 7, 2003


                                                   /s/ Gary W. Jones
                                                  ------------------------------
                                                  Name: Gary W. Jones
                                                  Title: Chief Executive Officer