Form 10KSB
period 2002-12-31
EMAGIN CORP
filed 2003-04-15
CIK 1046995

SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-24757

                               eMagin Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 56-1764501
       ------------------------------- -----------------------------------
          (State or other jurisdiction of incorporation or organization and I.R.S. Employer Identification No.)

                                     eMagin

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 7, 2003 was approximately $9.6 million, based upon the closing sales price of the Registrant's common stock as quoted on the AMEX. The number of shares outstanding of the Registrant's common stock as of April 7, 2003 was 30,854,980

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /



                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") (to be filed with the Securities and Exchange Commission on or before May 15, 2003 is incorporated by reference in Part III hereof).

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                     PART I

                                                                                                                 Page
Item 1:            Description of Business                                                                          5
Item 2:            Description of Property                                                                         20
Item 3:            Legal Proceedings                                                                               21
Item 4:            Submission of Matters to a Vote of Security Holders                                             21

                                                    PART II

Item 5:            Market for the Registrant's Common Equity and Related Shareholder Matters                       21
Item 6:            Selected Financial Data                                                                         24
Item 7:            Management's Discussion and Analysis of Financial Conditions and Results of Operations          26
Item 7A:           Quantitative and Qualitative Disclosures About Market Risk                                      34
Item 8:            Financial Statements                                                                            42
Item 9:            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            67

                                                   PART III


Item 10:           Directors and Executive Officers of the Registrant                                              67
Item 11:           Executive Compensation                                                                          70
Item 12:           Security Ownership of Certain Beneficial Owners and Management                                  71
Item 13:           Certain Relationships and Related Transactions                                                  71

                                                    PART IV

Item 14:           Controls and Procedures                                                                         71
Item 15:           Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                   SIGNATURES

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


     Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1:  BUSINESS


Introduction

     eMagin Corporation designs, develops, and markets OLED (organic light emitting diode)-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create a virtual image that appears comparable to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer (OEM) customers to develop and market improved or new electronic products. Our first commercial product, the SVGA+ (Super Video Graphics Array plus 52 added columns of data) OLED microdisplay was first offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was first shipped in February 2002. We are now accepting conditional purchase agreements for larger quantities of our first two commercial microdisplay products. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by OEM customers for military, medical, industrial, and consumer applications. We market our products in North American, Europe, and Asia.

     Our OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our active matrix OLED technology, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with expected lower overall system costs relative to alternate microdisplay technologies. We license fundamental OLED technology from Eastman Kodak and we have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. iSuppli-Stanford Resources, an industry market research organization, has identified the emergence of OLED technology as a major advance, with OLED revenue expected to reach $125 million in 2003 and rise to more than $3.1 billion in 2009 for a compound annual growth rate of 56% from 2003 to 2009.

     As the first to exploit OLED technology for microdisplays, and with our partners and intellectual property, we believe that we enjoy a significant advantage in the commercialization of this display technology. We are the only company to announce, publicly show and sell full-color OLED-on-silicon microdisplays.

     Our wholly owned subsidiary, Virtual Vision, Inc., provides added value services to our customers by providing non-recurring engineering (NRE) support for virtual imaging subsystem design and prototyping, as well as by creating standardized optic and electronics interfaces to our displays to accelerate the time to market of our new potential customers.

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

     iSuppli-Stanford Resources, a market intelligence firm focusing on the global electronic display industry, forecasts that the world market for microdisplays as components will grow from $669 million in 2001 to $1.9 billion in 2007, for a compounded annual growth rate of 19%, with 244 million units projected to be shipped in 2007. Another leading industry market research organization, DisplaySearch, projects that the overall microdisplay market is expected to grow to $3.1 billion by 2005.

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

Our Approach: OLED-on-Silicon Microdisplays and Optics

     There are two basic classes of organic light emitting diode (OLED) technology, dubbed molecular and polymer. Our microdisplays are currently based upon active matrix molecular OLED technology, which we call OLED-on-silicon because we build the displays directly on silicon chips. Our OLED-on-silicon technology uniquely permits millions of individual low-voltage light sources to be built on low-cost, silicon computer chips to produce single color, white, or full-color display arrays. OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in very compact, integrated systems with lowered overall system costs relative to alternate technologies.

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

o the display can be placed further from the eye and not cut off part of the image.

     In addition, our OLED-on-silicon microdisplays offer faster response times and use less power than competitive liquid crystal microdisplay systems. We expect that our integrated electronics and unique OLED characteristics, coupled with our lenses, will result in lower overall system costs for OEMs.

     Our OLED microdisplay stores, until refreshed, all the color and luminance value information at each of the more than 1.5 million picture elements (pixels) in the display array, eliminating the flicker or color breakup seen by most other high-resolution microdisplay technologies. Even power efficient frame rates as low 30 Hz can usually be used effectively. Power consumption at the system level is expected to be the lowest of any full-color, full-video SVGA resolution range, large view microdisplay on the market. The OLED's ability to emit light at wide angles allows customers to create large field of view (approx. 40 degrees), wide image capture range images from very compact, low-cost, one-piece optical systems. The display contains the majority of the electronics required for connection to the RGB (red, green, blue signal) port of a portable computer imbedded in its silicon chip backplane, thereby eliminating many other components required by other display technologies such as D-A converters, application-specific integrated circuits (ASICs), light sources, multiple optical elements, and other components. We believe that these features enable our new class of microdisplay to potentially be the most compact, highest image quality, and lowest cost solution for high resolution near-eye applications, once in full production.

     We have commercialized two products, our SVGA+ resolution microdisplay (1.53 million picture elements) and our stereovision-capable SVGA-3D microdisplay (1.44 million picture elements). We are currently developing a military and industrial oriented ultra-high-luminance SXGA integrated circuit (3.9 million picture elements) that is due for completion in late 2003 or 2004. We sell our OLED-on-silicon microdisplays for use as components by customers who prefer to design and build their own lenses or coupled with our own optics. We also plan to offer OLED processing on our customers' integrated circuits to some OEMs who design their own integrated circuits. We provide Developer Kits, which include a color SVGA+ resolution microdisplay and associated electronics required for OEMs to build and test new products. This developer kit provides OEMs with the first opportunity for evaluation of an OLED-on-silicon microdisplay.

         Our Products

     We offer our products to Original Equipment Manufacturers (OEM) and other large volume buyers as both separate components and integrated bundles in a three-tiered platform:

     (1) OLED-on-silicon microdisplays for integration into OEM products for consumer, industrial, and military markets;

     (2) Microviewer(TM) modules that incorporate our OLED-on-silicon microdisplays with compact lenses and electronic interfaces for integration into OEM products for consumer, industrial, and military markets. These products have been prototyped and are planned;

     (3) Head-wearable display systems that will incorporate our Microviewers(TM) for consumer and industrial markets. These products have been prototyped and are planned.

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

     (2) Microviewer(TM) Products Incorporating Lenses

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

     We intend to sell Microviewer(TM) modules to OEMs for integration with their branded products, or incorporated into eGlass(TM) Personal Viewer(TM) head-wearable displays to be supplied by our subsidiary, Virtual Vision, Inc. Some of our potential customers have stated a preference for Microviewers(TM) over microdisplays since Microviewers(TM) incorporate lenses which save OEMs a step in their manufacturing process and can save them the long time required to develop a high performance lens system.

     (3) eGlass(TM) Personal Viewer(TM) Head-Wearable Systems

     Personal Viewer(TM) head-wearable systems, such as our eGlass(TM) Personal Viewer(TM), give users the ability to work with their hands while simultaneously viewing information or video on the display. Our head-wearable displays enable more versatile portable computing, capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye using a 0.59-inch diagonal microdisplay (SVGA-3D). We believe that Personal Viewer head-wearable displays will fill the increasing demand for instant data accessibility in mobile workplaces. We expect to sell the head-wearable displays primarily to OEM systems and equipment customers through direct sales and our e-commerce website which is under development.

     We believe that our strategy of offering our products both as separate components and as integrated bundles that include microdisplays and lenses will allow us to address the needs of the largest number of potential customers.

Prior Product and Technology Awards

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

     We believe that the consumer oriented, virtual-imaging market is characterized by about 20 large OEMs that, collectively, dominate 90% of the market. The non-consumer market consists of niches - industrial, medical, military, arcade games, 3-D CAD/Virtual Reality, and wearable computers. Within each of these market sectors, we believe that our microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. We are targeting the following applications:

(1) Near-Eye Viewers for Digital Cameras, Camcorders and Hand-held Internet and Telecommunications Appliances

     We believe that our microdisplays will enhance near-eye applications in the following groups of products:

o Digital cameras and camcorders, which typically use direct view displays at low resolution, offer a small visual image, and are difficult to see on sunny days. According to Display Search, 41 million digital cameras and 13 million camcorders are expected to be sold in 2005. Some of these products may incorporate microdisplays as high-resolution viewfinders which would permit individuals to see enlarged, high-resolution proofs immediately upon taking the picture, giving them the opportunity to retake a poor shot.

o Mobile phones and other hand-held Internet and telecommunications appliances which will enable users to access full web and fax pages, data lists and maps in a pocket-sized device. According to the Fuji Chimera Research Institute, an industry market research organization, by 2005 the cellular phone and handheld portable digital assistant markets will grow to 655 million units and 20 million units, respectively. Some of these products may eventually incorporate our microdisplays. In order for the high-resolution wireless telecommunications market to develop, Generation 3
     (G3) high-speed data transmission must become widely available. The current cost and limited availability of broadband services has impeded the development of this market, but several telecommunication companies have prototype programs in progress which incorporate our microdisplay products.

     For each of these applications, we anticipate that our microdisplays, combined with compact optic lenses, will offer higher resolution, lower power and system cost and achieve larger images than are currently available in the consumer market. As a result, we believe that we can obtain a sizeable share of the market for the display components of these mobile electronic products.

(2) Head-wearable Display Platforms

     Head-wearable displays incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as HMDs or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest is due to accelerating the timetable to adapt such systems to military applications such as night vision and fire and rescue applications. These have military, commercial, and consumer applications.

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

     Our OLED microdisplays were selected for several aircraft vehicles and soldier applications, including the US Army Land Warrior 1.0 and 2.0 programs and the US Air Force Joint Strike Fighter, among others. Land Warrior, a core program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Kaiser Electro-Optics, a Rockwell Collins company and the principal contractor for the US Army's Land Warrior HMD system, and eMagin will apply their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. The US Army expects to initially equip more than 40,000 soldiers with the Land Warrior system. The current overall redesign of the Land Warrior system has delayed increased volume use of displays in that program until 2004. Our display is also used in Kaiser Electro-Optics, Inc.'s commercially available ProView S035 Monocular HMD. The US Air Force has selected our OLED microdisplay technology for incorporation into the Strike Helmet 21 system that uses Integrated Panoramic Night Vision Goggles (IPNVG) in avionics helmets. The Strike Helmet 21 system is targeted for integration into F-15E aircraft in the 2003-2004 time period. Similar systems are of interest for other military applications as well as for related operations such as fire and rescue.

     Commercial Industrial, and Medical

     We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of microdisplay applications include: immediate access to inventory (parts, tools and equipment availability); instant accessibility to maintenance or construction manuals; routine quality assurance inspection; and real-time viewing of images and data. Commercial products in these sectors include Sage Technologies, Ltd.'s Helmet Vue (TM) Thermal Imaging System and an upcoming accessory to Antelope Technolgies' MCC Wearable Computing system, which incorporates IBM's wearable PC technology.

     Consumer

     We believe that our head-wearable display products will enhance the following consumer products:

o Entertainment and gaming video headset systems, which permit individuals to view television (including HDTV), video CDs, DVDs and video games on virtual large screens or stereovision in private without disturbing others. Even though entertainment and gaming headsets represent an emerging product class, we are seeing demand from OEMs. Headset game systems for portable computers with head tracking and/or stereovision appears to be our predominant high quantity near term market opportunity, with several customers indicating an interest in large production quantities of our displays. Our current SVGA-3D display was designed specifically for this market. We believe that these new headset game systems can provide a game or telepresence experience not otherwise practical using conventional direct view display technology. We expect low cost to be important for success in this field, and expect our product cost to decrease in high quantity production.

o Notebook computers, which can use head-wearable devices to reduce power as well as expand the apparent screen size and increase privacy. Current notebook computers do not use microdisplays. Our products can apply not only to new models of notebook computers, but also as aftermarket attachments to older notebooks still in use. We expect to market our head-wearable displays to be used as plug-in peripherals to be compatible with most notebook computers. We believe that the SVGA-3D microdisplay is well suited for most portable PC headsets. Our microdisplays can be operated using the USB power source of most portable computers. This eliminates added power supplies, batteries, and rechargers and reduces system complexity and cost.

o Handheld personal computers, whose small, direct view screens are often limitations, but which are now capable of running software applications that would benefit from a larger display. Microdisplays can be built into handheld computers to display more information content on virtual screens without forfeiting portability or adding the cost a larger direct view screen. Microdisplays are not currently used in this market. We believe that GPS viewers and other novel products are likely to develop as our displays become more available.

o    Highly compact wearable computers and personal digital assistants
     (PDAs) using video headsets as screens can be made possible by high-resolution microdisplays. A lightweight (under one pound) pocketsize computer can potentially be created with a foldout keyboard, compact input device, or voice actuation and a headset that provides a near-desktop personal computer experience.

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

                     Selected Applications by Market Sector

     ----------------------------------- ----------------------------------------------------------------------
         Sector                          Representative Applications
     ----------------------------------- ----------------------------------------------------------------------
     Portable Computer Peripheral        |X|      Notebook and SuperSubnotebook computer headsets
                                         |X|      Miniature data viewers
     ----------------------------------- ----------------------------------------------------------------------
     Entertainment                       |X|      Games
                                         |X|      Headset Television/DVDs
     ----------------------------------- ----------------------------------------------------------------------
     Industrial, Medical, &              |X|      Surgery and Dentistry
     Administration                      |X|      Industrial Control and Safety
                                         |X|      Emergency Services
                                         |X|      Inventory and Retail

                                         |X|      Institutional Control
                                         |X|      Maintenance (Industry & Consumer)
                                         |X|      Communications
                                         |X|      Finance
                                         |X|      Education and Training
     ----------------------------------- ----------------------------------------------------------------------
     Military                            |X|      Communications
                                         |X|      Targeting and Enhanced Vision
                                         |X|      Handheld & Headmount Equipment
                                         |X|      Body worn displays
                                         |X|      Avionics (Helmet mount)
                                         |X|      Ground and Water Vehicles
                                         |X|      Maintenance & Training
                                         |X|      Special Applications
     ----------------------------------- ----------------------------------------------------------------------
     Telecommunications, Handheld, and   |X|      Cell Phones/Headset phones
     Small Instruments                   |X|      Handheld & Portable Internet Viewers
                                         |X|      Smart Appliances & Instruments
     ----------------------------------- ----------------------------------------------------------------------
     Advanced Computer                   |X|      CAD/CAM
     Applications                        |X|      Virtual Reality and Simulations
                                         |X|      Ultra-High Resolution
     ----------------------------------- ----------------------------------------------------------------------

Our Strategy

     Our strategy is to establish and maintain a leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our leadership in both OLED-on-silicon technology and microdisplay lens technology. We aim to provide microdisplay and complimentary accessories to enable OEM customers to develop and manufacture new and enhanced electronic products. Some key elements of our strategy to achieve these objectives include the following:

     Leverage our superior technology to establish a leading market position. As the first to exploit OLED-on-silicon microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market.

     Develop products for large consumer markets via key relationships with OEMs. Our relationships with OEMs whose products use microdisplays have allowed us to identify initial microdisplay products to be produced for entertainment, industrial, and military headsets, to be followed by other applications such as digital cameras, camcorders and hand-held Internet and telecommunications appliances. We target markets which we believe to have long-term growth potential.

     Reduce production costs. We intend to reduce our production costs by lowering our fixed costs and improving our manufacturing yields.

     Optimize manufacturing efficiencies by outsourcing while protecting proprietary processes. We intend to outsource certain capital-intensive portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. By performing the processes in-house we can continue to directly make improvements in the processes which will improve device performance. We also retain the ability to customize certain aspects such as chromaticity (color balance), specialized boards or interfaces, and adjust other parameters at the customer's request. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacture and distribution of finished products. We intend to prototype new optical systems, provide customization of optical systems, and manufacture limited volumes at our subsidiary, Virtual Vision, but intend to outsource high volume manufacturing operations. There are numerous potential plastics, PC Board, and assembly service companies globally that provide these outsource services.

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

Our Strategic Relationships

     Strategic relationships have been an important part of our research and development efforts to date and are an integral part of our plans for commercial product launch. We have forged strategic relationships with major OEMs and strategic suppliers. We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our future research and development activities to better meet our customer's requirements. Moreover, we expect to provide microdisplays and Microviewers(TM) to some of these partners, thereby taking advantage of established distribution channels for our products.

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

     We are working in cooperation with the US Air Force, Ball Aerospace, ITT, and Kaiser Electro-optics (a subsidiary of Rockwell Collins) to complete development and characterization of our high brightness SXGA microdisplay.

     We have recently announced the execution of an agreement with a major manufacturing partner to develop two new products: an enhanced version of our SVGA-3D microdisplay with new imbedded features for consumer head-mounted displays and high resolution games, and a new QVGA and/or VGA viewfinder microdisplay for camcorder and digital cameras, web phones, and low end games.

     We are a member of the United States Display Consortium, a cooperative agency of display and related technology manufacturers whose charter is to support continued progress of the display industry. We intend to continue to establish additional strategic relationships in the future.

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

     We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. Eastman Kodak provides OLED technology and we provide additional technology advancements that have enabled us to coat the silicon integrated circuits with OLEDs.

     We have developed numerous and significant enhancements to OLED technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, up-emitting structure for our OLED-on-silicon devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices can emit full visible spectrum light that can be isolated with color filters to create full color images. Our microdisplay prototypes have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours, in certain applications. New materials and device improvements in development offer future potential for even better performance for brightness, efficiency, and lifespan. Additionally, we have invested considerable work over several years to develop unique electronics control and drive designs for OLED-on-silicon microdisplays.

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

Wide-angle light emission simplifies optics for large apparent screen size. OLEDs emit light at most forward directions from each pixel. This permits the display to be placed close to the lens in compact optical systems. It also provides the added benefit of less angular dependence on the image quality relative to pupil and eye position when showing a large field of view, unlike reflective LCOS microdisplays. This results in less eye fatigue and makes it relatively easy to Low power consumption for improved battery life and longer system life. OLEDs emit light rather than transmitting it, so no power-consuming backlight or frontlight, as required for liquid crystal displays, is required. OLEDs can be energy efficient because of their high efficiency light generation. Furthermore, OLEDs conserve power by powering only those pixels that are on while liquid crystal on silicon requires light at all pixels all the time. Most optical systems used for our OLEDs are highly efficient, permitting over 80% of the light to reach the eye, whereas reflective technologies such as liquid crystal on silicon require multiple beam splitters to get light to the display, and then into the optical system. This results in typically less than 25% light throughput efficiency in reflective microdisplay systems. Most important, we do not need a power-hungry video frame buffer, as required in liquid crystal frame-sequential color systems. Battery life can therefore be long.

     High brightness for improved viewing. This feature can be of great value to military applications, where there is a need to see the computer image overlaid onto brightly lit real-life backgrounds such as desert sand, water reflections or sunlit clouds. The OLED can be operated over a large luminance range without loss of gray level control, permitting the displays to be used in a range of dark environments to very bright ambient applications. Since military simulation and situation awareness applications, including night vision, typically require large fields of view, the OLED's Lambertian optical characteristics make it an excellent choice.

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

     Wide operating temperature range. Our OLEDs offer much less temperature sensitivity at both high and low temperatures than LCDs. LCDs are sluggish or non-operative much below freezing unless heaters are added and lose contrast above 50 (degree)C, while our OLEDs turn on instantly and can operate between -55 (degree)C and 130 (degree)C. We specify a smaller range on most products to accommodate low cost packaging. This is an important characteristic for many portable products that may be used outdoors in many varying environmental conditions. It is especially important for military customers. Insensitivity to vibration, shock, and pressure are also important environmental control attributes.

     Complementary Lens and System Technology

     We have developed a wide range of technologies which complement our core OLED and lens technologies and which will enhance our competitive position in the microdisplay and head-wearable display markets. These include:

     Lens technology: We have developed advanced lens technology for microdisplays and head-wearable display systems and hold key patents in these areas. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. During 2003, we plan to outsource manufacturing of our lenses in order to provide them in larger quantities to our customers.

     We believe that the key advantages of our lens technology include:

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

o Can be designed to provide focusing to enable users with various eyesight qualities to view images clearly; and

o Can optionally provide focal plane adjustment for simultaneous focusing of computer images and real world objects. For example, this characteristic is beneficial for word processing or spreadsheet applications where a person is typing data in from reference material. This feature can make it easier for people with moderately poor accommodation to use a head-wearable display as a portable computer-viewing accessory.

     Head-wearable display technology. We have developed ergonomic technologies that make head-wearable displays easier to use in a wide variety of applications. For example, the use of our patented rotatable Eyeblocker(TM) provides a sharp image without requiring most users to squint. The Eyeblocker can also be moved to create an effective see-through appearance. To our knowledge, we have made the lightest weight, high-resolution head-wearable display with an over 35(Degree) diagonal field of view ever publicly demonstrated.

     Wireless video technology. We have developed power efficient, miniature, video and stereo sound, radio frequency transmitter-receiver technology as part of a government program. This could allow consumers to watch wireless high quality video from most locations in their home using existing entertainment (e.g., DVD or cable/satellite systems) or data systems. If commercialized, we expect this capability to greatly increase the available market and demand for video and data head-wearable displays and we are considering this technology for use in low cost consumer applications. Commercialization of this technology will be considered in the future.

Sales and Marketing

     Current Status

     We are now shipping monochrome and full color versions of our first two commercial microdisplay products. Our SVGA+ resolution OLED microdisplay (1.53 million picture elements) was specifically designed to meet the needs of several military, industrial, and medical customers based on marketing information obtained prior to the design phase of the display and was first offered for sampling in April 2001. Our stereovision-capable SVGA-3D microdisplay (1.44 million picture elements) was designed with the input of multiple customers to principally target the mobile personal computer (PC) and PC games markets, and was first shipped in February 2002. We are currently developing a military and industrial oriented ultra-high-luminance SXGA resolution integrated circuit (3.9 million picture elements) that is due for completion in 2003, and we have shipped limited quantities of prototypes of our eGlass headsets. (See "Our Products")

     Near term sales efforts have been focused on our military, industrial, and medical customers. Our primary production orders and design wins to date have been for the SVGA+ display. To date, we have shipped products and evaluation kits to more than 70 OEM customers. OEM evaluation and product design cycles may take from 6 months to 24 months. Some of our initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. Several customers have indicated their intent to incorporate potentially high volumes of our microdisplays into consumer products during 2002 through 2004. We have also received notification that our microdisplays will be used as components in versions 1.0 and 2.0 of the US Army Land Warrior program and in the US Air Force Joint Strike Fighter program, among other programs.

     General Sales and Marketing Effort

     We primarily provide display components and Microviewer(TM) display-optic modules for OEMs to incorporate into their branded products and sell through their well-established distribution channels. In addition, we market head-wearable displays directly to various vertical market channels, such as medical, industrial, and government customers. A typical buyer is a manufacturer of a product requiring a specific resolution of visual display or viewfinder for insertion into a product such as a portable DVD headset, a PC-gaming headset, or an instrument.

     As a market-driven company, we assess customer needs both quantitatively and qualitatively, through market research and direct communications. Because our microdisplays are the main functional component that defines many of our customers' end products, we work closely with potential customers to define our products to optimize the final design, typically on a senior engineer-to-engineer basis.

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

Customers

The Company sells products to a large number of customers, which are primarily in the United States. The Company's customer base includes 2 customers who account for 32%, 6% and 0% of sales in fiscal 2002, 2001 and 2000, respectively. One customer represented 18%, 6% and 0% and the other customer represented 14%, 0% and 0% of sales in fiscal 2002, 2001 and 2000. Although the Company is directly affected by the well-being of these customers, management does not believe significant credit risk exists at December 31, 2002.

Backlog

As of December 31, 2002 we had a backlog of purchase agreements of approximately $10 million and by March 31, 2003 the number had grown to approximately $27 million. Our backlog consists of both purchase agreements for delivery over the next 24 months and short-term purchase orders for delivery within 3-6 months. Most orders are subject to cancellation by the customer with no or limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipment, our backlog as of a particular date may not be indicative of net revenue for any specific succeeding period. Lack of working capital has delayed our ability to ship the full quantity of purchase agreements and purchase orders on hand, and has required negotiations with customers for delays in product launch schedules.

Research and Development

     OLED technology is a relatively new technology that has considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, and many other parameters. We also anticipate that achieving reductions in manufacturing costs will require new technology developments. We anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. During 2002 we focused primarily on near-term product development projects related to our transition from research to manufacturing. For example we developed a glass cover plate to ruggedize our displays to facilitate easier handling by our OEM customers. We also developed a new high luminance, high efficiency yellow monochrome OLED and adapted to our SVGA+ display for see-through optic applications and began sampling the yellow monochrome product in early 2003. However, in order to improve customer satisfaction and simultaneously maximize our margins, as well as to maintain competitive technology advantages, we believe that it is important to continue to engage in long-term research and development. During the past four years, we have spent approximately $32.8 million on research and development. In 2001, we spent approximately $12.7 million, and in 2002 we spent approximately $7.3 million on research and development. During the same four-year period, we received $3.6 million in funding from US government under research and development cost sharing arrangements.

     External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas (See "Strategic Relationships").

Manufacturing Facilities

     We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 45,000 square feet of space housing our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly and administrative offices. We believe that our lease agreement with IBM for a 16,300 square foot class 10 clean room space, along with additional, lower level clean room space, and the associated acquisition of substantial amounts of advanced manufacturing equipment is at a favorable cost, represents a substantial asset and competitive advantage. At this time, we owe to IBM previously unpaid lease payments which must be paid in order to maintain our lease. Our lease runs until 2004 and we have the option to then renew it on the same terms for five additional one-year terms.

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

     Our manufacturing process for OLED-on-silicon microdisplays has three main components: organic film deposition, organic film encapsulation (also known as sealing), and color filter processing. All steps are performed in semi-automated, hands-free environment suitable for high volume throughput. An automated cluster tool provides all OLED deposition steps in a highly controlled environment that is the centerpiece of our OLED fabrication. After wafer processing, each part is inspected using an automated inspection system, prior to shipment. We have electrical and optical instrumentation required to characterize the performance of our displays including photometric and color coordinate analysis. We are also equipped for integrated circuit and electronics design and display testing

     Our system development effort at Virtual Vision operates out of a leased facility in Redmond, Washington. The facilities are well suited for designing and building limited volume prototypes and industrial or government products. We plan to outsource high volume head-wearable display production to low cost plastics, lenses, and assembly manufacturers, including manufacturers in Asia.

     We believe that manufacturing efficiency is an important factor for success in the consumer markets. We believe that high yield and maximum utilization of our equipment set will be key for profitability. We believe that all of the main components for manufacturing success are in place, but we require additional capital to: (1) staff and train employees for round the clock operation, (2) build suitable inventory of integrated circuits and other raw materials, and (3) properly maintain and continue to upgrade the equipment set. The equipment required for initial profitable production is in place. Some equipment will be added when our production volume increases or as needed. We will ramp production primarily by adding multi-shift staff and increasing inventory.

     We intend to outsource certain capital-intensive portions of microdisplay production to minimize both our costs and time to market. Joint ventures are being considered for higher quantity OLED production off shore. We currently outsource integrated circuit fabrication while retaining the OLED application and OLED sealing processes in-house.

Intellectual Property

     We have developed a significant intellectual property portfolio of patents, trade secrets and know-how, supported by our license from Eastman Kodak and our current patent portfolio.

     Our license from Eastman Kodak gives us the right to use in miniature displays a portfolio in organic light emitting diode and optics technology, some of which are fundamental. Our agreement with Eastman Kodak provides for perpetual access to the OLED technology for our OLED-on-silicon applications, provided we remain active in the field and meet our contractual requirements to Eastman Kodak. We also generate intellectual property as a result of our internal research and development activities.

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


     We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, we require all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

     We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated experience in the OLED field gives us an advantage over potential competitors.

     Competition

     We may face competition in the OLED and microdisplay industry from a variety of companies and technologies. We believe that our key competition will come from liquid crystal on silicon microdisplays (LCOS), also known as reflective liquid crystal displays. While we believe that OLED-on-silicon provides comparatively lower optics cost, larger apparent image size, reduced electronics cost and complexity, enhanced color, and improved power efficiency advantages over liquid crystal on silicon microdisplays, there is no assurance that these benefits will be realized or that liquid crystal on silicon manufacturers will not suitably improve these parameters. Companies pursuing liquid crystal on silicon technology include Microdisplay Corporation and Three-Five Systems, among others, although most of the companies are primarily focusing on projection microdisplays, which do not compete directly with the company. In certain markets, we may also face competition from developers of transmissive liquid crystal displays, such as those developed by Kopin, or laser scanning systems, such as those developed by Microvision Corporation.

     To our knowledge, the only other company that has publicly stated plans to develop OLED microdisplays for near-eye applications is MicroEmissive Displays (Britain). We may also compete with potential licensees of Universal Display Corporation, Cambridge Display Corporation, and Uniax Corporation, each of which license OLED technology portfolios. Even though we could potentially license technology from these developers, potential competitors could also obtain licenses and may do so at more favorable royalty rates. However, should they decide to embark on developing microdisplays on silicon, we believe that our progress to date in this area gives us a substantial head start.

     Our microdisplays and head-wearable display systems may face competition on a price and performance basis from major manufacturers such as Sony and Seiko Epson. However, these companies use first generation liquid crystal on polysilicon technology and therefore, we believe that they may incorporate our technology into their products when it becomes available.

Employees

     As of March 31, 2003, we had a total of 18 full time, part time, and temporary staff plus 4 employees at Virtual Vision. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.


ITEM 2:  PROPERTIES

     Our principal executive offices are located at: 2070 Route 52, Hopewell Junction, New York 12533. We lease approximately 45,000 square feet of space, all of which is located in the same industrial park. Approximately 30,000 square feet of space houses our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly operations and storage. There are space reductions planned as we look to improve efficiency and costs. Approximately 10,000 square feet of space is used for administrative offices. Our lease runs until 2004 and we have the option to then renew it on the same terms for an additional five, one-year terms.

     Our lenses and system development operation at Virtual Vision lease approximately 7,000 square feet of space in Redmond, Washington. The lease for this facility runs until December 2003.

     eMagin Corporation's telephone number is (845) 892-1900. Our website address is www.eMagin.com.

ITEM 3: Legal Proceedings

     None.

     Potential Liabilities: We have liabilities for approximately $14.6 million for unpaid bills, contracts, and other liabilities. We believe that some of these liabilities are valid and payable, and others may be negotiated. It is possible that we may be required to pay this entire amount along with additional legal and defense costs or penalties.

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

----------------------------------------------------------------------------------------- ----------------- ----------
                                                                                                High           Low
----------------------------------------------------------------------------------------- ----------------- ----------
2003
----------------------------------------------------------------------------------------- ----------------- ----------
        First Quarter                                                                            1.00           0.55
----------------------------------------------------------------------------------------- ----------------- ----------
2002
----------------------------------------------------------------------------------------- ----------------- ----------
        First Quarter                                                                            1.75           0.42
----------------------------------------------------------------------------------------- ----------------- ----------
        Second Quarter                                                                           0.89           0.20
----------------------------------------------------------------------------------------- ----------------- ----------
        Third Quarter                                                                            0.54           0.20
----------------------------------------------------------------------------------------- ----------------- ----------
        Fourth Quarter                                                                           0.40           0.17
----------------------------------------------------------------------------------------- ----------------- ----------
As of December 31, 2002, there were 30,854,980 shares of common stock outstanding.


----------------------------------------------------------------------------------------- ----------------- ----------
                                                                                                High           Low
----------------------------------------------------------------------------------------- ----------------- ----------
2001
----------------------------------------------------------------------------------------- ----------------- ----------
        First Quarter                                                                            7.98           2.50
----------------------------------------------------------------------------------------- ----------------- ----------
        Second Quarter                                                                           4.45           2.10
----------------------------------------------------------------------------------------- ----------------- ----------
        Third Quarter                                                                            2.60           1.10
----------------------------------------------------------------------------------------- ----------------- ----------
        Fourth Quarter                                                                           1.65           0.27
----------------------------------------------------------------------------------------- ----------------- ----------
As of December 31, 2001, there were 25,171,183 shares of common stock outstanding.

     As of December 31, 2002 and December 31, 2001, there were approximately 445 and 425 stockholders of record of our common stock, respectively. This does not reflect those shares held beneficially or those shares held in "street" name.

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

     The outstanding Secured Convertible Promissory Notes are due June 30, 2003 and bear interest at 9% per annum (payable at maturity or on the effective date of an early termination). Pursuant to the January 2002 transactions, the conversion terms of the outstanding secured notes were adjusted so that the notes are convertible into our common stock at a rate of $0.5264 per share. The conversion of the notes into eMagin common stock is mandatory upon certain conditions including the completion of a next round of financing by the Company of convertible debt securities or equity securities in a minimum amount of $10 million. The holders of the notes may also convert, at their option, the notes and accrued interest into our common stock. Upon a change of control event, we may also call and purchase the notes at a purchase price equal to 250% of the principal amount plus accrued interest. If we do not exercise this call right, in the event of a change of control, the holders may put the notes to the Company at the 250% of the principal amount pricing. Pursuant to the terms of the January 2002 transactions, the exercise price of the outstanding three year warrants held by the Continuing Investors was adjusted to $0.5469 per share. The Initial Investors whose secured convertible notes were cancelled pursuant to the Repayment retained the three-year warrants previously issued to them under the Purchase Agreement, which have an exercise price of $1.67 per share. All of the outstanding warrants issued under the Secured Note Purchase Agreement, including those issued pursuant to the January 2002 transactions described above, are exercisable for an aggregate of up to 1,954,944 shares of our common stock. We relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in issuing the securities without registering the offering under the Securities Act.

     Pursuant to the issuance of the notes and warrants under the Secured Note Purchase Agreement, we also entered into a registration rights agreement providing for the registration of shares to be issued pursuant to a conversion of the Secured Convertible Promissory Notes and the shares to be issued pursuant to the exercise of the warrants issued thereunder. The registration rights agreement required us to file a registration statement no later than 90 days after the issuance of the notes and warrants at the initial closing. We are currently in default of this filing requirement. However management has been advised that the holders of such rights are amenable to waiving and extending the time period for the filing of the registration statement. Pursuant to a failure by us to use our reasonable best efforts to cause the registration statement to be declared effective by the Commission within six months of the date of the issuance of the Secured Convertible Promissory Notes and warrants, the registration rights agreement provides for the payment of liquidated damages at a rate of one percent (1%) per month (calculated to the nearest calendar day) of the value of the registrable securities not so declared effective until such registrable securities shall be declared effective. Some of these securities have already been sold by investors under 144 rules.

     We entered into a Securities Purchase Agreement dated as of February 27, 2002 providing for the issuance and sale to eight accredited investors of an aggregate of (i) 3,617,128 restricted shares of our common stock, and (ii) warrants exercisable for a period of three (3) years for an aggregate of 1,446,852 shares of our common stock. The warrants have an exercise price of $0.7542. For the issuance of the shares and warrants, we received an aggregate gross proceeds of $2,500,519., with each share purchased at a purchase price of $.6913, equal to 110% of the daily volume weighted average closing price per share of our common stock on the American Stock Exchange for a prescribed five trading day period. In connection with the sale of the shares and warrants, we also entered into a registration rights agreement with the investors to register for resale the shares the investors bought in the transaction and the shares to be issued pursuant to an exercise of the warrants. We are currently in default of this agreement due to the fact that we have not register the shares. As a result we are required to pay to each investor an amount equal to one percent (1%) per month of (A) the purchase price paid by such investor for the purchased securities, and (B) the value of any outstanding warrants held by such investor until such registration default no longer exists. As of December 31, 2002 the Company has accrued $392,000 in penalties under this agreement. The accrued penalties payable for a registration default under the registration rights agreement may be paid in our common shares provided such shares are registered under the Securities Act. The issuance of the shares and the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder.

     On March 4, 2002, we entered into a common stock purchase agreement and related documents with Northwind Associates, Inc., a Cayman Islands corporation (the "Investor"), pursuant to which we may receive in periodic draw downs at our option and subject to the terms and conditions of the agreement, up to $15,000,000 in equity financing (the "Equity Line") over a three year period. The aggregate amount of the Equity Line may increase to $20,000,000 provided certain additional conditions regarding our share price, trading volume and market capitalization are met. The initial closing of the agreement occurred on Friday, March 22, 2002. Our right to draw down on the Equity Line is subject to our registering for resale (and the continuing effectiveness of such registration) with the Commission the shares of eMagin common stock issuable pursuant to the Equity Line and is also subject to certain other significant conditions, including limits as to the maximum and minimum draw down amounts as specified in the common stock purchase agreement. The maximum investment amount for any draw down is the lesser of (i) $5,000,000, and (ii) 15% of the volume weighted average price for our common stock (as reported by the American Stock Exchange) for the 30 trading days immediately prior to the applicable commencement date for such draw down multiplied by the total aggregate trading volume in respect of our common stock for such period. Pursuant to a draw down, the Investor will purchase our shares at a discount to the price of our common shares on the American Stock Exchange. More specifically, the discounted purchase price to be paid by the Investor under the Equity Line will generally equal (i) 88% of the daily volume weighted average price of our common stock on the American Stock Exchange for a prescribed 10 trading day period provided that the such stock price is less than $4.00 per share at the time of determination,
(ii) 90% should such stock price at the time of determination exceed $4.00 per share, and (iii) 92% should such stock price at the time of determination exceed $6.00 per share. The discounted purchase price may be reduced by an additional 3% pursuant to certain special conditions as set forth in the agreement. The amount of our shares issued pursuant to draw downs on the Equity Line is also limited to 19.9% of the issued and outstanding common stock (unless stockholder approval of any excess amount is received) and no draw down shall be made to the extent that it would result in the Investor and its affiliates beneficially owning more than 9.9% of our outstanding common stock. The agreement also limited our ability to enter into any other equity line type of financing during the term of the agreement and provides to the Investor a right of first refusal for subsequent sales by the Company of its securities.

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

     In connection with the Equity Line, we also entered into a registration rights agreement dated as of March 4, 2002 with the Investor that requires the Company to file, obtain and maintain the effectiveness of a registration statement on an appropriate form with the Commission in order to register the sale and public resale of shares of the common stock acquired by the Investor under the agreement and upon the exercise of the warrants. Under the terms of the registration rights agreement, the Company must file such registration statement within sixty days of the date of the agreement. This agreement was terminated in December 2002 whereby the Investor, retained it warrants and eMagin agreed to pay the sum of $25,000 upon the completion of specific financing.



For information on eMagin's equity compensation plans see Note 9 to Item 8 (Financial Statements and Supplemental Data).

ITEM 6:  SELECTED FINANCIAL DATA


     You should read the following selected financial data together with Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements including accompanying notes, and other financial information, all of which are included elsewhere in this report. The selected financial data for the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP and Grant Thornton LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.


     Prior to the acquisition of FED Corporation, Fashion Dynamics Corporation had no active business operations. Management believes that the comparison of eMagin's financial results to that of the operating entity (FED Corporation) provides the most meaningful comparative information to the reader. Accordingly, the comparative information that follows reflects the operating results of FED Corporation for all periods prior to the merger and it should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-K.



                                                        Fiscal Year Ended December 31,
                                       1998          1999         2000(1)         2001            2002
                                    --------      ---------    ----------      ---------      ---------
Statement of Operations Data:                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Net Contract Revenues..............$6,154       $  1,895     $   3,126         $5,005           $841
  Product Sales                                                                     842          1,287
                                    --------      ---------    ----------      ---------      ---------
         Total revenue................6,154          1,895         3,126          5,847         $2,128
Costs and Expenses:
  Research and Development (net
  of funding under cost sharing
  arrangements)                      10,250         10,171        11,815         12,724          7,255
  Non-cash expense for
  conversion of debt to common
  stock ..............................               1,917            --             --             --
                                         --
  Non-cash stock-based
  compensation........................   --            --         10,319          2,841          1,647
  Amortization of purchase
  intangibles.........................   --            --         20,932         17,887          1,326
 Write-down of goodwill and
  purchased intangibles                  --            --             --         32,146             --
  Acquired in-process research
  and development ....................
                                         --            --         12,820             --             --
  General and Administrative..........
                                      3,514          5,203         6,145          7,385          4,507
                                    --------      ---------    ----------      ---------      ---------
Loss from operations.................(7,610)       (15,396)      (58,905)       (67,136)       (12,607)
                                     --------      ---------    ----------      ---------      ---------
Other income (expense)................ (122)          (404)       (2,616)        (1,351)        (2,306)
                                    --------      ---------    ----------      ---------      ---------
Net loss........................... $(7,732)      $(15,800)     $(61,521)      $(68,487)      $(14,913)
                                    --------      ---------    ----------      ---------      ---------
---------------------------------
Basic and diluted net                $(1.42)      $  (6.04)     $  (2.78)      $  (2.73)      $  (0.51)
loss per share........................
Weighted average shares
  outstanding used in basic and
  diluted per-share calculation
                                  5,450,293      2,614,743     22,144,904     25,100,211     29,416,838

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

                                                                       As of December 31
                                                 1998        1999          2000           2001           2002
                                              --------      ---------    ----------      ---------      ---------
Balance Sheet Data:                                                      (IN THOUSANDS)

Working capital (deficit).....................$ 3,371        $(3,295)     $ 6,243          $(5,491)      $(13,601)
Total assets...................................11,163          5,038       62,549            4,914          1,834
Current maturities of long-term debt...........    62            269          313              693             49

Short-term debt................................   --           2,127           --            1,875          5,691
Total shareholders' equity (deficit)...........$ 4,693        $   60      $59,184         $ (4,878)      $(12,808)


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read together with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report. Our fiscal year ends December 31.

Overview

     eMagin Corporation designs, develops, and markets OLED (organic light emitting diode)-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create a virtual image that appears comparable to that of a computer monitor or a large-screen television. We shipped initial samples of our first commercial microdisplay product in March 2001. We are now accepting orders and shipping larger quantities of our first two commercial microdisplay products. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.

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

     Revenues from research and development activities relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors

Research and development cost

     Amounts incurred in connection with research and development activities are expensed as incurred.

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

     Research and development expenses represent salaries, development materials, external contracts, equipment lease and depreciation expense, electronics, rent, utilities and costs associated with operating our manufacturing facility. These costs are expensed as incurred. We have received cost sharing awards from certain U.S. government agencies to fund certain research and development. Funding from this type of contract is recognized as a reduction in research and development operating expenses during the period in which the services are performed and related direct expenses are incurred. As of December 31, 2002, we have no remaining amounts in cost sharing contracts to either incur or bill.

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

     Amortization of purchased intangibles represents the cost of amortization of the value of other acquired intangible assets. The purchased intangibles are amortized over their expected useful lives of three years on a straight-line basis. In 2001, the Company adopted SFAS No 141 "Business Combinations" and SFAS No 142 "Goodwill and Other Intangible Assets. After an evaluation, the Company recorded an impairment write-down of its goodwill in 2001.

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

Results of Operations

     Comparison of our financial results for the years ended December 31, 2000, 2001 and 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues

     Revenues decreased to $2.1 million for the year ended December 31, 2002 from $5.8 million for the year ended December 31, 2001, representing an decrease of 64%. This decrease was due primarily to the expiration of Government contracts and the concentration of the company on transitioning from research and development to product manufacturing and sales.

     Research and Development Expenses

     Gross research and development expenses decreased to $7.3 million for the year ended December 31, 2002 from $12.7 million for the year ended December 31, 2001, representing a 43% decrease. Of these amounts, we received $0.3 million in cost sharing from the U.S. government for the year ended December 31, 2002, and

$1.6 million for the year ended December 31, 2001. The $5.4 million decrease in gross expenses for the year ended December 31, 2002 reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

     Amortization and Write-Down of Intangibles

     Amortization and write down of goodwill and purchased intangibles expense decreased to $1.3 million for the year ended December 31, 2002 from $50 million for the year ended December 31, 2001. The $48.7 million decrease is primarily the result of the goodwill impairment charge recorded in 2001.

     Selling, General and Administrative Expenses

     General and administrative expenses decreased to $4.5 million for the year ended December 31, 2002 from $7.4 million for the year ended December 31, 2001. The decrease of $2.9 million in selling, general and administrative expenses was due primarily to changes in personnel costs, patent filings, and legal fees. We expect marketing, general and administrative expense to increase in future periods as we add to our sales staff and make additional investments in marketing activities. In addition, non-cash stock-based compensation expense was $1.6 million for the year ended December 31, 2002 versus $2.8 million for the year ended December 31, 2001. The activity, for the years ended December 31, 2002 and 2001, reflects the amortization of deferred compensation costs related to the issuance of stock options, warrants issued and re-priced warrants and options at below fair market values in the first quarter of 2000.

     Other Income (Expense)

     Other expenses increased to $2.3 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. The increase of $0.9 million was due primarily to increased interest expense. Interest expense increase was primarily due to the beneficial conversion of debt totaling approximately $888,000. Net Loss/Net Loss Per Common Share

     The following provides a reconciliation of information used in calculating the per share amounts for the year ended December 31, 2002 2001 and 2000.

                                                                2002                  2001                  2000
Loss attributable to common shareholders
Net loss                                                       $(14,912,711)        $(68,486,735)       $(61,521,866)
Loss attributable to common shareholders                       $(14,912,711)        $(68,486,735)       $(61,521,866)
  Weighted average shares outstanding                             29,416,838           25,100,211          22,144,904
Basic and diluted loss per common share                             $ (0.51)            $  (2.73)           $  (2.78)

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

     Selling, General and Administrative Expenses

     General and administrative expenses increased to $7.4 million for the year ended December 31, 2001 from $6.1 million for the year ended December 31, 2000, representing a 1.3% increase. The increase in selling, general and administrative expenses was due primarily to increases in marketing activity, personnel costs, travel and patent filings. In addition, non-cash stock-based compensation expense was $2.8 million for the year ended December 31, 2001 versus $10.3 million for the year ended December 31, 2000. The activity, for the years ended December 31, 2001 and 2000, reflects the amortization of deferred compensation costs related to the issuance of stock options, warrants issued and re-priced warrants and options at below fair market values in the first quarter of 2000.

     Other Income (Expense)

     Other expenses increased to $1.4 million for the year ended December 31, 2001 from $(0.4) million in income for the year ended December 31, 2000. The increase of $1.8 million was due primarily to the decrease in amortization of the debt discount from the beneficial conversion of a bridge loan entered into by the company.

     Liquidity and Capital Resources

     Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, market acceptance of our products and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Through December 31, 2002 we have incurred accumulated losses of approximately $131.6 million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of December 31, 2002, we had $83,000 in cash and cash equivalents, and a working capital deficit of $13.6 million.

     Net cash used in operating activities was $5.6 million for the year ended December 31, 2002. Cash used in operating activities resulted primarily from our net loss partially offset by non-cash charges. Cash used in operating activities for 2001 was $10.8 million and $12.0 million in 2000 resulting primarily from operating losses.

     Net cash used by investing activities was $84,000 for the year ended December 31, 2002. Net cash used by investing activities in 2001 was $0.5 million used for capital expenditures. Net cash flows from investing activities in 2000 was $0.4 million with $1.2 million net proceeds from acquisition less $0.8 million used for capital expenditures.

     Net cash provided by financing activities was $5.0 million for the year ended December 31, 2002, and consisted primarily of proceeds from the sales of common stock and issuance of debt. Net cash provided by financing activities was $4.7 million for the year ended December 31, 2001, and consisted primarily of proceeds from the issuance of debt. Net cash provided by financing activities was $18.9 million for the year ended December 31, 2000, and consisted primarily of proceeds from the sales of common stock and issuance of debt. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. eMagin's recurring losses from operations since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1 to the Item 8 (Financial Statements and Supplementary Data).

     Pursuant to a Registration Rights Agreement dated November 27, 2001 by and between the Company and investors named therein, we may be forced to pay certain liquidated cash damages in the near future if we fail to use our reasonable best efforts to cause the registration statement thereunder to be declared effective by the Commission by June 30, 2003.

     We have liabilities for approximately $14.6 million for unpaid bills, rent and operating leases that are in default, contracts, and other liabilities. As of April 11, 2003, we are delinquent in our lease obligation to IBM in the amount of approximately $500,000. We may be denied access to the premises although the company has entered into negotiations with IBM to settle the amount due in April 2003.These items could materially affect our liquidity, if we are not successful in negotiating acceptable settlements or reasonable repayment terms. It is possible that we may be required to pay this entire amount along with additional legal and defense costs or penalties. We need to raise substantial additional equity or debt financing in the near future in order to continue our development growth and commercialization of our products. There can be no assurance that additional equity or debt financing will be available on acceptable terms or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities and expansion of our manufacturing facilities, which would have a material adverse effect on our business, financial condition and operating results and our ability to continue as a going concern. In the event that we raise additional equity financing, further dilution to investors could result. Section 7A below, under "Risks Related To Our Financial Results," provides a more detailed description.

     eMagin has experienced a net loss applicable to common stockholders of $14.9 million during the year ending December 31, 2002. eMagin had negative cash flows from operations for the year ending December 31, 2002 of $5.6 million. eMagin is in default of its loan and equity agreements due to our failure to register shares. As of April 11, 2003 eMagin was unable to obtain replacement financing and was not in compliance with several financial covenants under the credit agreement.

     Management has undertaken certain actions in an attempt to improve the Company's liquidity and return the company to profitability. These actions included significant overhead reductions instituted in 2002. Management is also in discussions with several other lenders and investors. We may not be able to secure a financing or any other replacement financing.

     As a result of its liquidity restrictions, eMagin has been unable to meet certain of vendor payable obligations, and has been forced to extend the terms of such payments.

     eMagin's ability to obtain both replacement and additional financing depends on many factors beyond its control, including the state of the capital markets, the market price of eMagin's common stock, its customers' willingness to substantially prepay for product, the prospects of the business. The necessary additional financing may not be available to eMagin or may be available only on terms that would result in further dilution to the current owners of eMagin's common stock. Failure to obtain commitments for interim and longer term financing would have a material adverse effect on the business, results of operations and financial condition, which may include ceasing eMagin's operations . If the financing eMagin requires to sustain its working capital needs is unavailable or insufficient, eMagin may be unable to continue as a going concern.

                                 Contractual Obligations at December 31, 2002

                                     Less than            One-Three          Four-Five           Over 5
     Contractual Obligations           1 year               years              years              years

     Long Term Debt                      $        -         $     243,478        $      -              $      -

     Short Term Debt
                                          5,825,000

     Operating Leases
                                          1,457,061             1,069,390

     Capital Leases
                                            251,249               101,046          27,558

     Royalty Commitment
                                             62,500               187,500         250,000

     Total per Period                  $  7,595,810         $   1,601,414      $  277,558              $      -



 Quarterly Results of Operations for the Years Ended December 31, 2002 and 2001

                                   First Quarter         Second Quarter           Third Quarter         Fourth Quarter
Revenues                               $ 158,027              $ 268,127               $ 497,851            $ 1,203,654
Net loss                             $(6,489,514)           $(4,001,043)            $(2,754,638)          $ (1,667,516)
Net loss per share
Basic and diluted                       $ (0.24)                $(0.13)                 $(0.09)                $(0.05)



                                         Year ended December 31, 2001

                                   First Quarter         Second Quarter           Third Quarter         Fourth Quarter
Revenues                              $2,030,201             $1,616,005              $1,176,628             $1,024,536
Net loss                              (9,708,435)           (10,832,756)            (42,377,769)            (5,567,775)
Net loss per share
Basic and diluted                        $(0.39)                $(0.43)                 $(1.69)                $(0.22)

Recent Accounting Pronouncements

     In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 30, 2002. eMagin has not yet determined the effect that SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. eMagin does not believe the standard will have a material effect on its financial statements.

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

     In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002. eMagin has adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. eMagin has adopted the recognition and measurement provisions of FIN 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the disclosure provisions has been reflected in the December 31, 2002 financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. eMagin has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

     In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. eMagin has not yet determined the effects of EITF 02-16 on its financial statements

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income, including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. SFAS 148 is effective for fiscal years ending after December 15, 2002. The transition provisions for a change to the fair value based method may be early adopted, provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002. As of December 31, 2002, the eMagin does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method. Included in the 2002 financial statements are the required disclosures of SFAS 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. eMagin does not expect this new interpretation to have a material effect on its future results of operations or cash flows.

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

Interest Rate Risk


     Substantially all of the Company's cash equivalents are at fixed interest rates, and as such, the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2002, all of the Company's cash equivalents mature within one year. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is immaterial. However, in the future, we may invest in securities with maturities of more than one year, which may carry greater interest rate risk. The Company's outstanding debt requires a penalty interest rate pegged to the prime rate in the event of a default. A 1% change in interest rate would increase our interest expense on debt and penalties approximately $73,000.

Foreign Currency Exchange Risk

Presently, 100%of the Company's customer and supplier payments are made in
U. S. dollars and, consequently, we believe we have no direct foreign currency exchange rate risk. However, in the future, we may enter into contracts in foreign currencies, which may subject the Company to foreign exchange rate risk. We do not have any derivative instruments and do not presently engage in hedging transactions.

Risk Factors

In evaluating our business, prospective investors and shareholders should carefully consider the following risks in addition to the other information in this 10-K or in the documents referred to in this 10-K. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended December 31, 2002 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

If we do not obtain additional cash to operate our business, we may not be able to execute our business plan and may not achieve profitability. In the event that cash flow from operations is less than anticipated, if the costs are higher than anticipated, or we are unable to secure additional funding or sufficient product or service prepayments, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. Even if we obtain additional working capital in the near future, to the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

We may not maintain The American Stock Exchange (the "Exchange") listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain listing requirements, including, in the case of our common stock selling for a substantial period of time at a low price per share, effecting a reverse split of such shares within a reasonable time after being notified by the Exchange that such action is appropriate under all the circumstances. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Other rules regarding timely filing of reports, payments of fees, and other criteria also could be at issue. For instance, eMagin did not hold an annual meeting in 2001, which could have been determined to be a listing issue. The 2001 and 2002 meetings are currently planned to be combined and held in 2003. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of December 31, 2002, were $28.4 million. Prior non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We have been dependent on U.S. government contracts. In past years, the majority of our revenues to date have been derived from direct research and development contracts with the U.S. federal government. As we transition from research and development, some of our key purchase orders relate to their own procurement or development contracts with the federal government. The government at its discretion may modify or terminate our or our customers' government contracts. Our customers and we plan to submit proposals for additional development contract and product procurement funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that our or our customers' existing contracts will continue, that we or our customers will be successful in obtaining new government contracts, or that programs through which our contracts are funded will continue to be funded beyond the current fiscal year. Our or our customers' inability to obtain revenues from government contracts could have a material adverse effect on our results of operations.

Risks Related To Our Intellectual Property

We rely on our license agreement with Eastman Kodak for the development of certain aspects of our products, and the termination of this license, Eastman Kodak's licensing of its OLED technology to others for microdisplay applications, or the sublicensing by Eastman Kodak of our OLED technology to third parties, could have a material adverse impact on our business. Our principal products under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents held by Eastman Kodak, relating to OLED display technology. Eastman Kodak's patents expire over a range of years from 2003 to 2020. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

We may not be successful in protecting our intellectual property and proprietary rights. We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for eMagin. We have not recently been in a financial position to file for patents on a worldwide basis and may not be in a position to do so for some time. We continue to make an effort to protect our intellectual property and trade secrets as is practical in the current difficult situation.

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

Competing products may get to high volume production sooner than ours. Our competitors are investing substantial resources in the development and manufacture of microdisplay systems using alternative technologies such as reflective liquid crystal displays (LCDs), LCD-on-Silicon ("LCOS") microdisplays, active matrix electroluminescence and scanning image systems, and transmissive active matrix LCDs. Color LCOS displays went into in initial production several years ahead of eMagin's OLED display introduction, and may be in higher volume production sooner than our microdisplays, which could have a significant detrimental effect on our market opportunity.

Our competitors have many advantages over us. As the microdisplay market develops, we expect to experience intense competition from numerous domestic and foreign companies including well-established corporations possessing worldwide manufacturing and production facilities, greater name recognition, larger retail bases and significantly greater financial, technical, and marketing resources than us, as well as from emerging companies attempting to obtain a share of the various markets in which our microdisplay products have the potential to compete. The Company has been constrained for over 2 years by serious capital deficiencies, and could continue to be undercapitalized relative to its competitors even after a modest financing.

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

Our products will likely experience rapidly declining unit prices. In several of the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be successful. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected.

Risks Related To Manufacturing

We expect to depend on semiconductor contract manufacturers to supply our silicon integrated circuits and other suppliers of key components, materials and services. We do not manufacture our silicon integrated circuits on which we incorporate the OLED or printed circuit boards. Instead, we expect to provide the design layouts to semiconductor contract manufacturers who will manufacture the integrated circuits on silicon wafers. We also expect to depend on suppliers of a variety of other components and services, including circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. Our inability to obtain sufficient quantities of high quality silicon integrated circuits or other necessary components, materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

We have not manufactured OLED-on-silicon products in large commercial quantities and we do not know if our manufacturing yields or throughput will be commercially viable. In order for us to be successful as a product or component manufacturer, our products must be manufactured to meet high quality standards in commercial quantities at competitive prices. We are not staffed adequately to achieve our full available capacity for high quantity production. The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant volumes. If we are unable to produce our products in sufficient quantity, we will be unable to attract or retain customers. In addition, we cannot assure you that once we commence higher volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

We are dependent on a single manufacturing line. We initially expect to manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully or outsource production to other manufacturers.

Risks Related To Our Business

Our success depends in a large part on the continuing service of key personnel. Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel. We also need to recruit additional management in order to expand according to our business plan. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

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

Our microdisplay business may not be successful. The market for microdisplays may develop later than anticipated by us may therefore limit our sales potential for the foreseeable future. Customers may be slow to ramp their products using our products or pursue other interests

We generally do not have long term contracts with our customers. Our business has historically operated on the basis of short term purchase orders and we cannot guarantee that our long term purchase agreements will result in the desired sales since the penalties for cancellation are small or non-existent. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, out business may suffer and the value of your investment in the Company may decline.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2002, we have outstanding options to purchase 5,893,085 shares. There are also outstanding warrants to purchase

6,894,153 shares of common stock. Incentive options for 5,185,000 Common Shares at $0.21 per share were approved by the eMagin Board of Directors on October 9, 2002 for issue to employees, directors, and officers. The options were not yet granted, pending the future availability of Common shares for the options under the company's qualified option plan. Upon availability, the company may issue these options at which time the strike price will remain $0.21 and the difference between the strike price and the fair market value, if the strike price is under the fair market value at the date of issue, will be recognized as compensation expense. As of December 31, 2002, there were only approximately 100,000 shares available within the plan. The number of shares actually granted may be prorated to a much small number.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         FINANCIAL STATEMENT INDEX

                                                                                                               Page


FINANCIAL STATEMENTS FOR eMAGIN CORPORATION

Report of Independent Certified Public Accountants...................................                              43
Report of Independent Public Accountants ...........................................................               44
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 ..........................               45
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and for the
    period from inception (January 23, 1996) through December 31, 2002 .................................           46
Consolidated Statements of Shareholders' Equity for the period from inception to December 31, 1996 and each of
    the six years ended December 31, 2002..............................................                            47
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and for the
    period from inception (January 23, 1996) through December 31, 2002 .................................           49
Notes to the Consolidated Financial Statements.............................................................        50


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of eMagin Corporation:


We have audited the accompanying consolidated balance sheets of eMagin Corporation (a Delaware corporation in the development stage; see Note 1) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended and the 2002 amounts included in the cumulative period from inception (January 23, 1996) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of eMagin Corporation as of December 31, 2001 and for the year then ended and from inception to December 31, 2001 were audited by other auditors who have ceased operations and who's report dated March 13, 2002 included an explanatory paragraph that described uncertainties regarding the Company's ability to continue as a going concern.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, and the 2002 amounts included in the cumulative period from inception (January 23, 1996) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.


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



/s/ Grant Thornton LLP
New York, New York
April 11, 2003

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

Arthur Anderson LLP
New York, New York
March 13, 2002

Note: Reprinted above is a copy of the report previously expressed by such firm which has ceased operations. The reprinting of this report is not equivalent to a current re-issuance of such report as would be required if such firm was still operating. The consolidated operations, shareholders' equity (deficit) and cash flows for the two years then ended and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from inception (January 23, 1996) to December 31, 2001 referred to in this report have been included in the accompanying financial statements. Because such firm has not consented to the inclusion of this report in this Form 10-K, the reader's ability to make a claim against such firm may be limited or prohibited.

                eMAGIN CORPORATION (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,


                                  ASSETS                                          2002                    2001
                                                                           --------------------    --------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $      82,951           $     738,342
   Contract receivables                                                                240,136
                                                                                                               485,021
   Unbilled costs and estimated profits on contracts in progress
                                                                                       125,359                 293,273
   Inventory                                                                           250,998                  90,720
   Prepaid expenses and other current assets                                           113,849                 388,344
                                                                           --------------------    --------------------
      Total current assets                                                             813,293               1,995,700

Equipment and leasehold improvements                                                   634,532               1,166,509
Patents                                                                                331,442               1,657,238
Other long-term assets                                                                  55,117                  94,367
                                                                           --------------------    --------------------
      Total assets                                                              $    1,834,384          $    4,913,814
                                                                           ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                            $       49,275          $      693,197
   Other short term debt                                                             5,690,889               1,875,000
   Accounts payable                                                                  6,381,036               3,116,558
   Accrued expenses                                                                  1,207,693                 615,418
   Accrued payroll and benefits                                                      1,031,958                 788,302
   Deferred Revenue                                                                     30,400                 289,538
   Other current liabilities                                                            23,505                 108,805
                                                                           --------------------    --------------------
      Total current liabilities
                                                                                    14,414,756               7,486,818
                                                                           --------------------    --------------------

LONG-TERM DEBT
                                                                                       227,742               2,305,184

SHAREHOLDERS' EQUITY (DEFICIT):
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 30,854,980 and 25,171,183
                                                                                        30,855                  25,171
   Additional paid-in capital
                                                                                   119,221,277             114,058,560
   Deferred compensation
                                                                                      (462,983)             (2,277,367)
   Deficit accumulated during the development stage
                                                                                  (131,597,263)           (116,684,552)
                                                                           --------------------    --------------------
      Total shareholders' equity (deficit)
                                                                                   (12,808,114)             (4,878,188)
                                                                           --------------------    --------------------
      Total liabilities and shareholders' equity (deficit)                      $    1,834,384          $    4,913,814
                                                                           ====================    ====================




   The accompanying notes are an integral part of these financial statements
                               eMAGIN CORPORATION
                          (a development stage company)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000
 and for the period from inception (January 23, 1996) through December 31, 2002


                                                                                             Period from inception
                                                                                                January 6, 1996
                                                 2002              2001            2000       to December 31, 2002
                                            ---------------- -------------------------------------------------------

CONTRACT REVENUE:
  Contract revenue                            $     840,658    $    5,005,657   $ 2,557,587     $         8,403,902

  Product revenue
                                                  1,287,002           841,713              -              2,128,715
                                            ---------------- -------------------------------------------------------
    Total revenue                                 2,127,660         5,847,370      2,557,587             10,532,617
                                            ---------------- -------------------------------------------------------

COSTS AND EXPENSES:
  Research and development, net of funding
   under cost sharing arrangements of
$331,956,  $1,555,811, $1,328,121,
$3,608,325 respectively                           7,254,996        12,724,161      9,634,948             29,614,105
Amortization of purchased intangibles
                                                  1,325,796        17,886,838     20,932,320             40,144,954
Acquired In Process Research & Development
                                                          -                       12,820,000             12,820,000
Writedown of Goodwill and purchased
intangibles                                               -        32,145,863              -             32,145,863
Selling, general and administrative
                                                  6,153,238        10,226,710      7,689,341             24,100,289
                                            ---------------- -------------------------------------------------------
    Total costs and expenses, net
                                                 14,734,030        72,983,572     51,076,609            138,825,211
                                            ---------------- -------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense
                                                (2,329,452)       (1,411,668)      (210,542)            (3,232,742)
  Other income (expense), net
                                                     23,111            61,135        562,747               (71,928)
                                            ---------------- -------------------------------------------------------
Other income (expense)
                                                (2,306,341)       (1,350,533)        352,205            (3,304,670)
                                            ---------------- -------------------------------------------------------

    Loss before provision for income taxes  $  (14,912,711)  $   (68,486,735)   $(48,166,817)  $      (131,597,263)
                                            ---------------- -------------------------------------------------------

PROVISION FOR INCOME TAXES
                                                          -                                                       -
                                            ---------------- -------------------------------------------------------
    Net loss                                $  (14,912,711)  $   (68,486,735)   $(48,166,817)  $      (131,597,263)
                                            ================ =======================================================

Basic and diluted loss per common share
                                                     (0.51)            (2.73)         (2.18)

Weighted average outstanding common stock
                                                 29,416,838        25,100,211     22,144,904


    The accompanying notes are an integral part of the financial statements.

                eMAGIN CORPORATION (a development stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FROM INCEPTION (JANUARY 23, 1996) through DECEMBER 31, 2002

-----------------------------------------------------------------------------------------------------------------------------
                                                 Common Stock        Deferral       Additional      Accumulated
-----------------------------------------------------------------------------------------------------------------------------
                                                Shares     $       Compensation  Paid-In Capital      Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 6, 1996                      600,000     $  600                $          5,400                  $  6,000
-----------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                    $  (3,803)    (3,803)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     600,000        600              -            5,400         (3,803)      2,197
---------------------------------------------================================================================================
Issuance of common stock for cash              500,000        500                          24,500                     25,000
-----------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                       (5,268)    (5,268)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   1,100,000      1,100              -           29,900         (9,071)     21,929
---------------------------------------------================================================================================
Effect of stock split                        5,500,000      5,500                         (5,500)                          -
-----------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                       (3,477)    (3,477)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                  6,600              -           24,400        (12,548)     18,452
                                             6,600,000
---------------------------------------------================================================================================
Effect of stock split                        13,556,400    13,556                         (13,556)                         -
-----------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                      (18,452)   (18,452)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                   20,156,400    20,156              -           10,844        (31,000)          -
---------------------------------------------================================================================================
Sale of common stock in private placement    3,464,547      3,465                      23,246,535                 23,250,000
-----------------------------------------------------------------------------------------------------------------------------
Common stock, options and warrants issued
in connection with FED acquisition           10,486,386    10,486                      92,354,461                 92,364,947
-----------------------------------------------------------------------------------------------------------------------------
Cancellation of existing shareholders        (9,356,018)   (9,356)                           9,356                          -
common stock
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock related to              1,080          1                           1,835                      1,836
exercise of warrant
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for services          316,748        317                       2,216,919                  2,217,236
-----------------------------------------------------------------------------------------------------------------------------
Deferred compensation                                               $(13,023,364)                                (13,023,364)
-----------------------------------------------------------------------------------------------------------------------------
Amortization of deferred compensation                                  2,539,828                                   2,539,828
-----------------------------------------------------------------------------------------------------------------------------
To book forfeited stock options                                        1,217,139       (1,217,139)                          -
-----------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                  (48,166,817)(48,166,817)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   25,069,143    25,069     (9,266,397)     116,622,811    (48,197,817) 59,183,666
---------------------------------------------================================================================================
Sale of warrants                                16,002         16                          27,507                     27,523
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for services           86,038         86                         116,151                    116,237
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock related to debt                                                  408,068                    408,068
financing
-----------------------------------------------------------------------------------------------------------------------------
Beneficial conversion of debt financings                                                  530,473                    530,473
-----------------------------------------------------------------------------------------------------------------------------
OID for debt financings                                                                   501,577                    501,577
-----------------------------------------------------------------------------------------------------------------------------
Amortization of deferred compensation                                  2,841,003                                   2,841,003
-----------------------------------------------------------------------------------------------------------------------------
To book forfeited stock options                                        4,148,027      (4,148,027)                          -
-----------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                  (68,486,735) (68,486,735)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   25,171,183  $ 25,171   $ (2,277,367)   $114,058,560   $(116,684,552) $(4,878,188)
---------------------------------------------================================================================================

                               eMAGIN CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------
                                                                                   Additional
-------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock               Deferred         paid-in        Accumulated
-------------------------------------------------------------------------------------------------------------------------------
                                   Shares             $          Compensation       Capital          Deficit         Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001          25,171,183     $   25,171     $ (2,277,367)  $  114,058,560  $ (116,684,552)  $(4,878,188)
-------------------------------================-==============--================-===============-================-=============

-------------------------------------------------------------------------------------------------------------------------------
Sale of common stock in
private placement                    4,899,179          4,899                         3,475,619                      3,480,518
-------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants in debt                                                            140,387                        140,387
financing
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
related to debt financing               80,000             80                            55,570                         55,650
-------------------------------------------------------------------------------------------------------------------------------
Buyout of debt financing               500,000            500                            89,632                         90,132
-------------------------------------------------------------------------------------------------------------------------------
Value related to original
issue discount features of                                                              672,682                        672,682
debt financing
-------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred
compensation                                                            739,191          35,329                        774,520
-------------------------------------------------------------------------------------------------------------------------------
Stock Options Exercised                  2,125              2                               885                            887
-------------------------------------------------------------------------------------------------------------------------------
Reversal and deferred
compensation balance for                                              1,075,193     (1,075,193)                              -
forfeited options
-------------------------------------------------------------------------------------------------------------------------------
Non-Cash Comp Expenses for
Options                                                                                 872,399                        872,399
-------------------------------------------------------------------------------------------------------------------------------
Value related to beneficial
conversion features of debt                                                             783,691                        783,691
financing
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for           202,493            202                           111,716                        111,918
services
-------------------------------------------------------------------------------------------------------------------------------
Net Loss for Period                                                                                 (14,912,711)  (14,912,711)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002       $  30,854,980     $   30,855     $   (462,983)  $  119,221,276  $ (131,597,263) $(12,808,115)
-------------------------------================-==============--================-===============-================-=============

-------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements
                eMAGIN CORPORATION (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000 and for the period from inception (January 23, 1996) to
December 31, 2002

                                                                                                          Period from
                                                                                                           inception
                                                                                                        January 23 1996
                                                                 2002          2001         2000       December 31, 2002
                                                             ----------------------------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      ($14,912,711)($68,486,735) ($48,166,817)      ($131,597,263)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                           21,488,686
                                                                 1,842,480   18,453,461                        41,785,462
   Write-down of goodwill and purchased intangibles
                                                                             32,145,863                        32,145,863
   Loss on disposal of assets
                                                                                               98,548              97,713
   Non-cash charge for stock based compensation
                                                                 1,646,917    2,841,003     2,539,828           7,027,748
   Non-cash interest related charges
                                                                 1,446,654    1,222,562                         2,669,216
   Non-cash related to issuance of warrants
                                                                   140,387                                        140,387
   Non-cash charge for services received
                                                                    25,050      116,151                           141,201
   Non-cash charge due to beneficial conversion
                                                                   783,691                                        783,691
   Acquired in-process research and development
                                                                                           12,820,000          12,820,000
  Changes in operating assets and liabilities, net of
       acquisition:
       Trade receivables
                                                                   593,300      340,606      (693,770)            240,136
       Interest receivable
       Unbilled costs and estimated profits on contracts in
       progress                                                    125,359                                        125,359
       Costs and estimated profits in excess of billings on
       contracts                                                  (326,291)      334,074       (7,783)
       Inventory                                                   341,718      (90,720)                          250,998
       Prepaid expenses and other current assets                   196,371      276,984      (359,506)            113,849
       Other long-term assets                                      139,033       11,027       (94,943)             55,117
       Advanced payment on contracts to be completed              (398,343)      86,531       311,812
       Deferred Revenue                                             30,400                                         30,400
       Accounts payable, accrued expenses and accrued
       payroll                                                   2,738,847    1,932,619        51,039           4,722,505
       Other current liabilities
                                                             -------------------------------------------------------------
             Net cash used in operating activities              (5,587,137) (10,816,574)  (12,012,906)        (28,447,617)
                                                             -------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                          (84,745)    (464,829)     (803,033)         (1,352,607)
   Net proceeds from acquisition                                                            1,239,162           1,239,162
                                                             -------------------------------------------------------------
             Net cash used in investing activities                 (84,745)    (464,829)      436,129            (113,445)
                                                             -------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance
    costs                                                        3,475,621                 21,250,000          24,756,621
   Proceeds from exercise of stock options and warrants            141,272       27,609                           168,881
   Proceeds from long and short term debt (net)                  1,443,478    4,875,000                         6,318,478
   Payments of long term debt and capital leases                   (43,880)    (250,121)   (2,305,966)         (2,599,967)
                                                             -------------------------------------------------------------
             Net cash provided by financing activities           5,016,491    4,652,488    18,944,034          28,644,013
                                                             -------------------------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                        (655,391)  (6,628,915)    7,367,257              82,951
CASH AND CASH EQUIVALENTS, beginning of period                     738,342    7,367,257
                                                             -------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                         $  82,951   $  738,342   $ 7,367,257       $      82,951
                                                             =============================================================

   The accompanying notes are an integral part of these financial statements
                               eMAGIN CORPORATION
                          (a development stage company)

                 Notes to the Consolidated Financial Statements


Note 1 - NATURE OF BUSINESS AND DEVELOPMENT STAGE RISKS

Fashion Dynamics Corporation ("FDC") was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the "Merger"). FED was a developer and manufacturer of optical systems and micro displays for use in the electronics industry. FED's wholly owned subsidiary, Virtual Vision, develops and markets micro display systems and optics technology for commercial, industrial and military applications. The merged company changed its name to eMagin Corporation (the "Company" or "eMagin"). Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.


The Company continues to be a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," as it continues to devote substantially all of its efforts to establishing a new business, and it has not yet commenced its planned principal operations. Revenues earned by the Company to date are primarily related to research and development type contracts and sales of its first two commercial organic light emitting diode ("OLED") micro display products.

Through December 31, 2002 we have incurred accumulated losses of approximately $131.6million since our inception and we anticipate incurring significant losses as we fund our growth. Since inception we have financed our operations through private placements of equity securities, research and development contracts and borrowings. As of December 31, 2002, we had $83 thousand in cash and cash equivalents, and a working capital deficit of $13.6million. We are in default of our note agreements (see Note 5) and we are delinquent in our lease obligation to IBM in the amount of approximately $150,000. We may be denied access to the premises although the company has entered into negotiations with IBM to settle the amount due in April 2003.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near future to continue:
(1) its research and development efforts, (2) hiring and retaining key employees, (3) satisfaction of its commitments and (4) the successful development, marketing and production of its products.

The Company believes that it will be able to secure financing in the near term and that the proceeds from such financings, and its remaining cash resources at December 31, 2002, will be sufficient to fund the Company's operations into the first quarter of 2004 and beyond. However, there can be no assurance that sufficient capital will be available, when required, to permit the Company to realize its plan, or even if such capital is available, that it will be at terms favorable to the Company. Additionally, there can be no assurance that the Company's efforts to produce a profitable product will be successful or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence.


Note 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Product revenue is recorded when products are shipped to customers, at which time, title passes to the customer net of estimated returns. The Company provides a limited warranty that its products meet the formal specifications at the time of shipment. Customers are typically provided an ability to return products with out of specification initial manufacturing defects up to 1 year after shipment, depending on the arrangements made. Longer limited warrants may be made. The company does not provide any warranty other than the potential replacement of our own specific product.

As of December 31, 2002 and 2001, the Company had received advanced payments on contracts to be completed of $0 and $275,000, respectively. These amounts, classified as deferred revenues in the accompanying consolidated balance sheets, represent that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or products have not yet been delivered.

Costs and Estimated Profits in Excess of Billings on Contracts in Progress

The Company records costs and estimated profits in excess of billings on contracts in progress as an asset on its balance sheet to the extent such costs, and related profits, if any, have been incurred under outstanding contracts and are expected to be collected.

The components of costs and estimated profits in excess of billings on contracts in progress as of December 31, 2002 and 2001 were as follows:

                                                                                       2002              2001
              Total costs incurred and estimated profits                          $      840,658    $    21,414,000
              Less amounts billed                                                        840,658         21,121,000
              Costs and estimated profits in excess of billings on   contracts
                  in progress                                                     $            0    $       293,000
                                                                                  ==============    ===============

Research and Development/Cost-Sharing Arrangements

The Company has entered into three cost-sharing arrangements with an agency of the U.S. Government and one commercial customer. To date, activities of the Company include the performance of research and development under cooperative agreements. Current industry practices provide that costs and related funding under such agreements be accounted for as incurred and earned. The Company is reimbursed for expenses plus government rates for research and development costs and general and administrative costs.

The Company has incurred research and development costs and earned funding under these agreements as of December 31, 2002, 2001 and 2000 as follows:

                                                              2002               2001             2000
       Unfunded research and development                     $ 7,244,820    $   11,442,000    $ 9,634,948

       Research and development costs                            331,956         2,838,000              0

       Funding received                                         (331,956)       (1,556,000)             0
                                                             ------------   ---------------   -----------
                                                             $ 7,244,820    $   12,724,000    $ 9,634,948
                                                             ============   ===============   -----------

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

The majority of the Company's commercial accounts receivable are due from OEM manufacturers. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. The Company reviews the value of its inventory and reduces the inventory value to its estimated market value based upon current market prices and contracts for future sales.

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

Effective January 1, 2002, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this standard, eMagin performs impairment tests on its long-lived assets, excluding goodwill and other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

Goodwill and Other Intangible Assets

Identifiable intangible assets resulting from the acquisition of FED and the excess purchase price over net assets acquired ("goodwill") are being amortized on a straight-line basis over their respective estimated useful lives of approximately three years. The Company's ability to realize its goodwill is dependent upon its ability to raise sufficient financing in order to expand the rollout and commercialization of its products. In the third quarter of 2001, the Company was able to secure a limited amount of additional financing to fund its operations, however, such financing was not in the amount the Company expected to be able to secure, nor was it enough to rollout commercialization of its product on a wide scale basis, as had been contemplated by its business plan. Based on these factors, among others, the Company revised its future business plan and evaluated the carrying value of the identifiable intangible assets and goodwill. Based on this evaluation, the Company determined that the assets were impaired, and, accordingly, during the quarter ended September 30, 2001, the Company recorded an impairment write-down of its goodwill and other identifiable intangible assets of approximately $32.1 based on the estimated discounted net cash flow to be generated over the remaining life of the assets. The impairment charge is included in the accompanying consolidated statement of operations for the year ended December 31, 2001. Inclusive of this impairment write-down, amortization of identified intangibles expense for the year ended December 31, 2001 was approximately $50.0 million and amortization of purchased intangibles expense for the year ended December 31, 2002 was approximately $1.3 million.

As of December 31, 2002 and 2001, intangible assets was comprised of the patents as follows (in millions):

                                                             2002            2001

Patents ..........................................         $  18.0        $  18.0

Less: Accumulated amortization ...................           (17.7)         (16.3)
                                                           --------       --------
Patents, net .....................................         $   0.3        $   1.7
                                                           ========       ========

Income Taxes

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 2002 and 2001, the Company has net deferred tax assets of approximately $29.5 million and $24.4 million respectively, primarily resulting from the future tax benefit of net operating loss carry forwards discussed below. Such net deferred tax assets are fully offset by valuation allowances due to the uncertainty as to their realizability.

At December 31, 2002, the Company has net operating loss carry forwards totaling approximately $ 72.7 million, inclusive of the net operating losses acquired as part of the acquisition of FED, which expire through 2021, available to offset future Federal taxable income. Pursuant to Section 382 of the Internal Revenue Code, the usage of a portion of these net operating loss carry forwards is limited due to changes in ownership that have occurred.

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

Comprehensive Income (Loss)

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2002, 2001 and 2000. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

Stock-Based Compensation

Accounting for Stock-Based Compensation: eMagin applies Accounting
Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, eMagin records expense for employee stock compensation plans equal to the excess of the market price of the underlying eMagin shares at the date of grant over the exercise price, which equals the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. The following table summarizes the pro forma operating results of eMagin had compensation cost for stock options granted (See
Note 8) been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). eMagin has presented the following disclosures in accordance with SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosures."

  ----------------------------------------------- --------------------- --------------------- -------------------
  For the year ended December 31,                               2002                  2001                  2000
  ----------------------------------------------- --------------------- --------------------- -------------------
  (In thousands, except per share
  amounts)
  ----------------------------------------------- --------------------- --------------------- -------------------
  Net loss applicable to common stockholders',
  as reported                                        $  (14,912,711)         $(68,486,735)    $     (48,166,817)
  ----------------------------------------------- --------------------- --------------------- -------------------
  Adjust:  Stock-based employee compensation
  expense determined under fair value method             (1,225,884)             (992,265)           (1,303,183)
  ----------------------------------------------- --------------------- --------------------- -------------------
   Pro forma net loss.                                $ (16,138,595)        $ (69,479,000)    $     (49,470,000)
  ----------------------------------------------- --------------------- --------------------- -------------------
  Net loss per share applicable to common
  stockholders':
  ----------------------------------------------- --------------------- --------------------- -------------------
  Basic and diluted , as reported                      $      (0.51)            $   (2.73)             $( 2.18 )
  ----------------------------------------------- --------------------- --------------------- -------------------
  Basic and diluted, pro forma                         $      (0.55)            $   (2.77)              $ (2.23)
  ----------------------------------------------- --------------------- --------------------- -------------------

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the years ended December 31, 2002, 2001 and 2000.

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

  ------------------------------------------- --------------- --------------- ----------------
  For the year ended December 31,                  2002            2001            2000
  ------------------------------------------- --------------- --------------- ----------------
  Term (years)                                      5               3               1.6
  ------------------------------------------- --------------- --------------- ----------------
  Volatility                                       150%            128%             75%
  ------------------------------------------- --------------- --------------- ----------------
  Risk-free interest rate                         6.00%           5.41%            4.48%
  ------------------------------------------- --------------- --------------- ----------------
  Dividend yield                                   0 %             0 %              0%
  ------------------------------------------- --------------- --------------- ----------------
  Weighted -average fair value per                $ 0.35          $ 2.72          $ 0.76
  option
  ------------------------------------------- --------------- --------------- ----------------

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, trade receivables, contract receivables and costs and estimate profits in excess of billings on contracts in progress.

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

The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes 2 customers who account for 32%, 6% and 0% of sales in fiscal 2002, 2001 and 2000, respectively. One customer represented 18%, 6% and 0% and the other customer represented 14%, 0% and 0% of sales in fiscal 2002, 2001 and 2000. These same two customers represented $0% and $23% of accounts receivable at December 31, 2002 and 4% and 0% of accounts receivable at December 31, 2001. Although the Company is directly affected by the well- being of these customers, management does not believe significant credit risk exists at December 31, 2002.

Fair Value of Financial Instruments

The Company has various financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and short and long-term debt. The Company believes the carrying values of its financial instruments approximate their fair values.

Use of Estimates

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect eMagin's estimates.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

New Accounting Pronouncements: In August 2001, the FASB, issued SFAS, No.
143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 30, 2002. eMagin has not yet determined the effect that SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. eMagin does not believe the standard will have a material effect on its financial statements.

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

In November 2002, the FASB issued interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002. eMagin has adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. eMagin has adopted the recognition and measurement provisions of FIN 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the disclosure provisions has been reflected in the December 31, 2002 financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. eMagin has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. eMagin has not yet determined the effects of EITF 02-16 on its financial statements

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income, including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. SFAS 148 is effective for fiscal years ending after December 15, 2002. The transition provisions for a change to the fair value based method may be early adopted, provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002. As of December 31, 2002, the eMagin does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method. Included in the 2002 financial statements are the required disclosures of SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. eMagin does not expect this new interpretation to have a material effect on its future results of operations or cash flows.

Note 3 -  Receivables

                        Receivables consist of the following:

                                                                              2002                   2001

             Trade receivables                                           $ 203,928                 $165,946
             Contracts:
                 Billed:
                  Contracts completed and in progress                       72,352                  319,181
                 Unbilled                                                  125,359                  293,273
             Other                                                               0                     (106)
                                                                        -----------               ----------
                       Total                                             $ 401,639                 $778,294
             Less allowance for doubtful receivables                       (36,144)                       0
                                                                        -----------               ----------
                       Net receivables                                    $365,495                 $778,294
                                                                        ===========               ==========

Note 4 - INVENTORY

The components of inventories as of December 31, 2002 and 2001 are as follows:


---------------------------------------- -------------------------------------- --------------------------------------
                                         2002                                   2001
---------------------------------------- -------------------------------------- --------------------------------------

------   ------
---------------------------------------- -------------------------------------- --------------------------------------
Raw Materials                                                         $106,800                               $ 60,800
---------------------------------------- -------------------------------------- --------------------------------------
Work In                                                                 48,831                                 29,920
Process.
---------------------------------------- -------------------------------------- --------------------------------------
Finished
Goods                                                                  -95,367                                      0
---------------------------------------- -------------------------------------- --------------------------------------
                                                                     $ 250,998                               $ 90,720
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------

Note 5 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and their estimated lives are as follows at December 31, 2002 and 2001:

                                                                      Useful
                                                                      Lives             2002             2001
    Computer equipment and software                                     3           $     158,922    $   260,000
    Lab and factory equipment                                           3               1,630,419      1,551,000
    Furniture, fixtures and office equipment                            10                111,594        154,000
    Leasehold improvements                                        Life of lease           329,739        325,000
                                                                                    -------------   ------------
                                                                                        2,230,674      2,290,000
    Less- Accumulated depreciation and amortization                                     1,596,142      1,123,000
                                                                                    -------------   ------------
                                                                                    $     634,532   $  1,167,000
                                                                                    =============   ============

Depreciation and amortization expense of equipment and leasehold improvements for the years ended December 31, 2002 and 2001 was approximately $473,142 and $567,000, respectively. Cost of fixed assets acquired under a capital lease included above totals $66,075 as of December 31, 2002 with accumulated depreciation of $16,519.

Additionally, from time to time, the Company makes deposits on certain equipment that may ultimately be purchased by a financing company and leased to the Company. Amounts paid by the Company for such deposits totaled approximately $225,000 for the year ended December 31, 2001.

Note 6 - DEBT

Debt is comprised of the following:

                                                                                       2002             2001
                 Notes payable (1)                                                $     65,000     $      168,000
                 Capital leases (1)                                                     59,000             32,000
                 Convertible Debenture (3)                                           3,069,000                  0
                 SK Loan (4)                                                         3,000,000          2,798,000
                                                                                 --------------   ----------------
                                                                                     6,193,000          2,998,000
                 Less-Debt Discount                                              ($    228,000)   ($      693,000)
                                                                                 --------------   ----------------
                                                                                  $  5,965,000     $    2,305,000
                                                                                 --------------   ----------------
                 Current                                                             5,737,000            693,000
                 Long-Term                                                             228,000          2,998,000
                                                                                 --------------   ----------------
                                                                                  $  5,965,000     $    2,305,000
                                                                                 ==============   ================

1. Note Payable

In June 1999, eMagin entered into a $155,000 five-year uncollateralized loan agreement. The proceeds were used to finance a leasehold improvement. The principal balance is $64,653 at December 31, 2002 with payments due through 2004 at an interest rate of 18%.

2. Capital Leases

The Company is party to a capital lease for certain equipment with aggregate remaining principal balance totaling $59,063 at December 31, 2002, excluding interest, due through 2007 at an interest rate of 7.27%.

3. Convertible Debentures


a) 2001 Bridge Loan


On November 27, 2001, the Company entered into a secured convertible note purchase agreement (the "note agreement") with an investor group (the "Investors") whereby the Company could issue up to $1.5 million of secured convertible notes to the Investors, as defined. Concurrent with the note agreement, the Company issued secured promissory notes to the Investors in the amount of $875,000 (the "secured notes"). The secured notes accrue interest at an annual rate of 9.00% per annum and mature on August 30, 2002. The Company is also required to meet certain debt covenants, as defined. In addition, the Company granted a total of 359,589 warrants to the Investors in connection with the secured notes at an exercise price of $1.67 per share. Such warrants are exercisable through November 2004. The fair value of the warrants in the amount of approximately $262,000 was recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The fair value of the warrants was calculated using the Black-Scholes option-pricing model.

The original issue discount was being amortized into interest expense over the life of the debt. Due to a default on the secured notes which occurred on November 30, 2001, as discussed below, the remaining value of the original issue discount as of the date of default was amortized into interest expense. Accordingly, the related interest expense in the amount of $262,000 is included in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2001. The secured notes were convertible into common stock at any time at a conversion price of $1.46 per share. Such conversion terms provided for a beneficial conversion feature. As the Investors had the option to convert the notes immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $244,000 was recognized immediately as interest expense and is included in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2001.

On November 30, 2001, the Company was not in compliance with a certain debt covenant, as defined, and consequently defaulted on the secured notes, causing the maturity date of the notes to accelerate and become immediately due (the "default"). The Investors elected not to demand payment immediately. Certain investors elected to reinvest their respective funds in a subsequent financing (see below 2002 Bridge Loan), while certain other investors elected for repayment of their respective funds. The repayments to those investors occurred in January 2002. The loans have been extended through June 30, 2003 and as of December 31, 2002 $625,000 of the loans are still outstanding.


b) Bridge Loan 2002

On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement convertible into our common stock at a rate of $0.5264 per share. All of the outstanding warrants issued under the Secured Note Purchase Agreement, including those issued pursuant to the January 2002 transactions, are exercisable for an aggregate of up to 1,954,944 shares of our common stock at an exercise price of $0.5468 per share. The loan had an original maturity date of August 30, 2002 which has been extended through June 30, 2003. Such warrants are exercisable through January 2005. Certain investors of the November 27, 2001 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices to be equivalent to the terms granted to the new Investor.

The company repriced the warrants issued to the original investors to $0.5468 per share. The total of the intrinsic value of the warrants issued to the new Investor and the incremental intrinsic value of the repriced warrants of certain existing investors of approximately $480,000 has been recorded as original issue discount . The original issue discount will be amortized into interest expense over the period of the debt. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. As of December 31, 2002 the entire $480,000 has been amortized and is included in non-cash interest expense in the accompanying consolidated statements of operations.

In addition, based on the terms of the bridge loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. The total value of the beneficial feature of the new debt and the incremental value of the reset conversion feature of the existing debt of approximately $780,000 was recorded at January 14, 2002 as non-cash interest expense in the accompanying consolidated statements of operations for year ended December 31, 2002

c) Travelers

On August 20, 2001, the Company entered into a $1.0 million bridge loan arrangement with The Travelers Insurance Company ("Travelers"). The loan accrues interest at an annual rate of 9.25%. Additionally, for each week the loan is outstanding following the closing date of the arrangement (August 20, 2001), the Company is required to issue $50,000 worth of warrants to Travelers, as defined. Total warrants issuable to Travelers, per the agreement, are not to exceed an amount such that the exercise of all related warrants would provide Travelers greater than 19.9% ownership of the outstanding common stock of the Company This agreement has been extended to June 30, 2003.

Through December 31, 2002, the Company has issued an aggregate of 451,852 warrants to Travelers at exercise prices ranging from $1.28 to $1.93 per share in connection with this arrangement. Such warrants are exercisable through November 2004. Terms of a the 2002 bridge loan arrangement entered into by the Company and certain private investors (see Note 10) included a cap on the maximum number of warrants issuable to Travelers under the Travelers bridge loan arrangement at 451,842 warrants. Travelers agreed to the aforementioned amendment

d) Series B Convertible Debentures

On August 21, 2002, the Company issued two Series B Convertible Debentures in the amount of $121,739 each. The debentures bear interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also includes a fixed conversion rate of $0.18 per share. Based on the terms of the loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature.

Due to the fact that the note holder had the option to convert the note immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $108,000 was recognized immediately as interest expense and is included in "Other expense, net" in the accompanying statement of operations for the nine months ended December 31, 2002.

e) $0.2 million Secured Note Purchase Agreement

On June 20, 2002, the Company entered into a $0.2 million Secured Note
Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and matures on June 30, 2003. The Company also granted warrants, exercisable for a period of three years, to purchase 300,000 shares of common stock with an exercise price of $0.4419 per share to the investor. The fair value warrants issued to this Investor approximated $84,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount has been fully amortized. Related interest expense of approximately $12,000 has been recognized in "Other expense, net" in the accompanying consolidated statement of operations for the year ended December 31, 2002

4. SK Loan

On September 18, 2001 (the "closing date") the Company entered into a $3.0 million convertible debt arrangement with SK Corporation ("SK loan"). The SK loan accrues interest at an annual rate of 4.00% and matures on September 18, 2004. In connection with the debt arrangement, the Company issued warrants for the purchase of 205,479 shares of the Company's common stock at an exercise price of $1.46 per share. Such warrants are exercisable through September 2004. The fair value of the warrants in the amount of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The fair value of the warrants was calculated using the Black-Scholes option-pricing model. The original issue discount is being amortized into interest expense over the three-year life of the debt using the effective interest method. In the event the debt is converted prior to maturity, the remaining discount will be amortized into interest expense at the conversion date. The SK loan is convertible into common stock at any time at a fixed conversion price of $1.28 per share. Such conversion terms of the debt provide for a beneficial conversion feature. Due to the fact that the note holder had the option to convert the note immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $287,000 was recognized immediately as interest expense and is included in "Other expense, net" in the accompanying statement of operations for the year ended December 31, 2001.

Additionally, the terms of the debt arrangement provide for a put option, exercisable at the option of SK Corporation, to redeem up to 25% of the face value of the debt each 90-day period beginning on September 19, 2002. Accordingly, 25% of the face value of the debt and the proportionate share of the original issue discount had been classified as short-term debt and was included in "Current portion of long-term liabilities" in the accompanying consolidated balance sheet for December 31, 2001. The remaining 75% of principal, original issue discount and accrued interest was classified as other long-term debt in the accompanying consolidated balance sheet for December 31, 2001. As of December 31, 2002, the Company was not in compliance on its $3,000,000 debt payable to SK Corporation, as defined, and consequently defaulted on the note, causing the maturity date of the notes to accelerate and become immediately due (the "default"). Accordingly, at December 31, 2002, the original liability of the notes of $3,000,000, plus accrued but unpaid interest, is included in current liabilities in the accompanying consolidated balance sheet.

Maturity of debt for years ending December 31 is as follows:


                   2003                                               5,737,000
                   2004                                                 191,743
                   2005- Thereafter                                      36,257
                                                                     ----------
                   Total                                             $5,965,000

Note 6   INCOME TAXES

Significant components of eMagin's deferred tax assets are as follows:

December 31,

--------------------------------------- ---------------------------- ---------------------------
                                        2002                         2001

--------------------------------------- ---------------------------- ---------------------------
Net operating losses                    $       29,114,272               $   24,207,988
--------------------------------------- ---------------------------- ---------------------------
Bad debt reserve                                    14,458                            0
--------------------------------------- ---------------------------- ---------------------------
Deferred payroll                                   261,370                       11,400
--------------------------------------- ---------------------------- ---------------------------
Accrued vacation pay                               108,811                       183,277
--------------------------------------- ---------------------------- ---------------------------

--------------------------------------- ---------------------------- ---------------------------
                                 Total  $       29,498,911               $    24,402,675
--------------------------------------- ---------------------------- ---------------------------
Valuation allowance                            (29,498,911)                  (24,402,675)
--------------------------------------- ---------------------------- ---------------------------
Net Deferred Tax Asset                  $                -               $           -
--------------------------------------- ---------------------------- ---------------------------

As of December 31, 2002, eMagin has Federal and state net operating loss carryforwards of approximately $72.7 million that will be available to offset future taxable income, if any, through December 2021. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

Note 8- SHAREHOLDERS' EQUITY (DEFICIT)

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

In October 2001, the Company entered into an agreement with a third-party whereby the Company issued 86,038 shares of common stock in lieu of cash payment for services rendered on behalf of the Company. In connection with the stock agreement, the Company also entered into a supply agreement with the third-party for future purchases of supplies. In May of 2002, the Company issued 10,000 shares in exchange for supplies valued at $11,000.

In January 2002, the Company negotiated settlement of amounts due to a related party for services previously rendered via issuance of 192,493 shares of common stock. As such, the Company recorded the fair value of the shares of approximately $135,000 in selling, general and administrative expenses in the accompanying consolidated statement of operations.

On February 27, 2002, the Company completed a private placement of securities with several institutional and individual investors of 3,617,128 shares of common stock at a price per share of $0.6913, generating gross proceeds of approximately $2,500,000, less issuance costs of approximately $35,000. In connection with the financing arrangement, the Company issued to the investors warrants to purchase 1,446,852 shares of common stock of the Company at an exercise price of $0.7542 per share. Also, the Company issued to an institution warrants to purchase 36,164 shares of common stock in connection with a finder fee arrangement entered into between the two parties. Such warrants are exercisable through February 2005. We entered into a registration rights agreement providing for the registration of shares to be issued pursuant to a conversion of the Secured Convertible Promissory Notes and the shares to be issued pursuant to the exercise of the warrants issued thereunder. We are currently in default of this filing requirement. As a result of the default, the Company has accrued $87,362 in interest and penalties.

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

On March 4, 2002 the Company and the Fund entered into an agreement whereby the Company issued 50,000 shares and the Fund agreed to extend the agreement. This agreement was terminated in December whereby the Investor, retained it's warrants, the Company agreed to issue 500,000 shares of common stock and to pay the sum of $25,000 upon the completion of specific financing.

In connection with the equity line of credit, the Company issued 30,000 shares of common stock to the Fund as compensation for certain services rendered in connection with the closing of the line of credit. As such, the Company recorded the fair value of the shares of approximately $31,000 in selling, general and administrative expenses for the three months ended March 31, 2002. Also, the Company granted warrants purchasing up to 150,000 shares of common stock of the Company at an exercise price of $0.8731 per share. Such warrants are exercisable through September 2005. The intrinsic value of said warrants of approximately$140,000 is included in selling, general and administrative expenses in the first quarter of 2002.

In April 2002, the Company announced a strategic investment from ROHM
Company LTD. ROHM purchased 1,282,051 shares of eMagin Common Stock at $0.78 per share as well as warrants to purchase an additional 512,820 shares of Common Stock at a conversion price of $0.85 per share for an investment of $1,000,000. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model. Such warrants are exercisable through April 2005.

In 2002 the Company issued a third party 192,493 shares for consulting fees in lieu of cash.

Note 9- STOCK-BASED COMPENSATION PLANS

Stock Option Plans

In 1994, eMagin established the 1994 Stock Plan (the "1994 Plan"), which has been assumed by the Company. The plan provided for the granting of options to purchase an aggregate of 1,286,000 shares of the Common Stock to employees and consultants of FED Corporation.

In 2000, eMagin established the 2000 Stock Option Plan (the "2000 Plan"), which has been assumed by the Company. On July 16, 2001, the shareholders approved an increase in the aggregate number of shares of the Company's common stock reserved for issuance under the 2000 Plan from 3,900,000 to 5,900,000 shares. The Plan permits the granting of options and stock purchase rights to employees and consultants of the Company. The 2000 Plan allows for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or non-qualified stock options which are not intended to meet the requirements Section 422 of the Code.

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

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5-1/2 years. Option activity for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                                                                     Weighted
                                                                                     Average
                                                                                  Exercise Price
                                                                       Shares
                    Outstanding at December 31, 1999                        --       $    --
                        Options assumed                              3,342,832          2.01
                        Options granted, post-merger                   329,200          9.30
                        Options exercised                                   --            --
                        Options canceled                              (281,842)         1.77
                                                                    -----------
                    Outstanding at December 31, 2000                 3,390,190          2.72
                          Options granted                            1,078,594          1.05
                          Options exercised                                 --
                          Options canceled                            (924,063)         2.17
                                                                    -----------
                    Outstanding at December 31, 2001                 3,544,721          2.41
                                                                     4,788,722          0.40
                          Options granted                                   --
                          Options exercised                         (2,440,358)         2.11
                                                                    -----------
                          Options cancelled
                    Outstanding at December 31, 2002                 5,893,085
                                                                    ============

At December 31, 2002, there were 6,915 shares available for grant under the 2000 Plan and the 1994 Plan. Incentive options for 5,185,000 Common Shares at $0.21 per share were approved by the eMagin Board of Directors on October 9, 2002 for issue to employees, directors, and officers. The options were not yet granted, pending the future availability of Common shares for the options under the company's qualified option plan. Upon availability, the company may issue these options at which time the strike price will remain $0.21 and the difference between the strike price and the fair market value, if the strike price is under the fair market value at the date of issue, will be recognized as compensation expense. As December 31, 2002, there were only 100,000 shares available within the plan. The number of shares actually granted may be prorated to a much small number.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                            Options Outstanding                               Options Exercisable

                               Number                                 Weighted            Number         Weighted Average
                           Outstanding at     Weighted Average         Average        Exercisable at    Exercisable Price
   Range of Exercise     December 31, 2002        Remaining           Exercise       December 31, 2002
        Prices                                Contractual Life          Price
                                                 (In Years)
    $  0.18 -  $1.02         4,739,369                 8.45             $ 0.41          4,525,619              $ 0.39
    $  1.72 -  $1.72           929,716                 7.11               1.72            750,034                1.72
    $  2.25 - $11.06           224,000                 7.58               4.08            156,652                4.47
                             ---------                                                  ---------
                             5,893,085                 7.92             $ 0.75          5,432,305              $ 0.69
                             =========                 ====             ======          =========              ======


Options granted at greater or lesser fair market value on date of grant for shares outstanding as of December 31, 2002

------------------------------------------------- ---------------- ------------------ ------------------
                                                          2002     Weighted Average   Weighted Average
                                                                   Fair Market Value    Strike Price
------------------------------------------------- ---------------- ------------------ ------------------
Options granted above fair market value                   450,000              $0.81              $0.83
------------------------------------------------- ---------------- ------------------ ------------------
Options granted at fair market value                    2,751,216              $0.61             $ 0.61
------------------------------------------------- ---------------- ------------------ ------------------
Options granted below fair market value                 2,691,869              $2.99             $ 0.87
------------------------------------------------- ---------------- ------------------ ------------------
Total Options Granted                                   5,893,085
------------------------------------------------- ---------------- ------------------ ------------------

Deferred Compensation

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

In March 2000, eMagin repriced approximately 325,000 common stock options issued to employees. The repricing resulted in a non-cash compensation expense of approximately $2.7 million for the period ended March 15, 2000.

In addition, in March 2000 eMagin repriced approximately 108,000 warrants issued to outside consultants and organizations that provided bridge loans and funding commitments to the Company. The repricing resulted in a non-cash charge of approximately $1.2 million, which is included in the accompanying consolidated statement of operations for the Company.

In March 2000, eMagin issued options to purchase common stock to employees at an exercise price below the fair market value on the date of grant of $7.00. These options vest over a period of 1 - 60 months with a minimum lockup period of 18 months. As a result, the Company recorded deferred compensation expense in the amount of approximately $12.5 million, which will be amortized over the vesting period of the options.

eMagin also issued warrants to shareholders at an exercise price below the fair market value on the date of grant. As a result, eMagin recorded a one-time compensation expense of approximately $2.5 million for the period ended March 15, 2000.

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

Warrants

At December 31, 2002, 6,894,153 warrants to purchase shares of common stock are issued, outstanding and exercisable at exercise prices ranging from $0.43 to $26.25.

Note 10 - COMMITMENTS AND CONTINGENCIES

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

For the year ended December 31, 2002, approximately $61,000 is included in general and administrative expense in the accompanying consolidated statement of operations.

License and Technology Agreement

eMagin has a technology development agreement with a large Asian corporation to permit potential commercialization of small-format OLED displays. The primary objective of this program is to design a small format, low cost QVGA display. Other aspects of the effort involve the potential creation of a new version of eMagin's SVGA-3D display and potentially additional display product lines. There is no assurance that any such effort(s) will be successful

Supply Agreement

The Company has, and may again in the future, enter into supply agreements whereby stock is issued in lieu of cash.

Operating Leases

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2007. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments through 2007 are as follows:

                        Year ending December 31:
                            2003                                   $   1,708,000
                            2004                                         595,000
                            2005                                         575,000
                            2006                                          23,000
                            2007                                           5,000
                                                                   -------------
                            Total                                  $   2,906,000
                                                                   =============

Rent expense for the years ended December 31, 2002 and 2001 was approximately $1,107,000 and $1,999,000, respectively. Our lease with IBM expires in 2004. We have the option to renew for five years, in yearly increments. Our lease with Redson Building Partners has been paid in advance through December 2003.

EMPLOYMENT BENEFIT PLANS

eMagin has a defined contribution plan (the Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the Plan, eMagin may match a portion of the participating employees' contributions. There was no matching to the plan for the years ended December 31, 2002, 2001 and 2000.

LITIGATION

eMagin provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

Note 11 - Related Party Transactions

The Company entered into a consulting agreement dated March 16, 2000 with Verus International Ltd., of which Mr. Ajmal Khan is Chief Executive Officer and Mr. Rivkin is the Non-Executive Chairman. Mr. Khan and Mr. Rivkin are also members of our Board of Directors. Terms of the agreement included monthly payments of $15,000 by us to Verus International Ltd. for consulting services rendered. The term of the agreement expired on March 16, 2002.

On November 27, 2001, eMagin Corporation entered into a Secured Note
Purchase Agreement whereby five accredited initial investors agreed to lend us an aggregate of $875,000 in exchange for (i) 9.00% per annum Secured Convertible Promissory Notes in an aggregate principal amount of $875,000, and (ii) three-year warrants to purchase up to an aggregate of 359,589 shares of our common stock. Mr. Rivkin, who at the time of the transaction was a member of our Board of Directors, participated as an investor in the transaction and invested $125,000 in the company. In return for this investment, Mr. Rivkin received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $125,000, and (ii) warrants exercisable for 51,370 of our common shares, which represent a comparable transaction to the outside investors in the bridge loan.

Sovereign Bancorp Ltd also invested $100,000 under the transaction and received (i) a Secured Convertible Promissory Note in an aggregate principal amount of $100,000, and (ii) warrants exercisable for 41,096 of our common shares. The brother of Mr. Khan, a director of the company, is an officer of Sovereign Bancorp Ltd. This note has since been redeemed.

The Company believes that the transactions described above were made on terms no less favorable than could have been obtained from third parties. All transactions were negotiated at arm's length.

Note 12 Quarterly Information (Unaudited)

                          Year ended December 31, 2002

                                   First Quarter         Second Quarter           Third Quarter         Fourth Quarter
Revenues                               $ 158,027              $ 268,127               $ 497,851            $ 1,203,654
Net loss                             $(6,489,514)           $(4,001,043)            $(2,754,638)          $ (1,667,516)
Net loss per share
Basic and diluted                        $ (0.24)                $(0.13)                 $(0.09)                $(0.05)

                          Year ended December 31, 2001

                                   First Quarter         Second Quarter           Third Quarter         Fourth Quarter
Revenues                              $2,030,201             $1,616,005              $1,176,628             $1,024,536
Net loss                              (9,708,435)           (10,832,756)            (42,377,769)            (5,567,775)
Net loss per share
Basic and diluted                         $(0.39)                $(0.43)                 $(1.69)                $(0.22)

During the fourth quarter of 2002, the Company reclassified amounts recorded as expense recovery to revenues, representing amounts earned on shipment of products to a former cost recovery contract customer.

The effect on the quarterly financial statements is as follows:

--------------------------------------------- -------------------------------------------
                                                          September 30, 2002
--------------------------------------------- ------------------------- -----------------
                                              As originally reported    As adjusted
--------------------------------------------- ------------------------- -----------------
Contract revenue                                                $  176         $ 391,966
--------------------------------------------- ------------------------- -----------------
Product revenue                                                497,675           497,675
--------------------------------------------- ------------------------- -----------------
Cost and expenses                                            2,844,479         3,236,269
--------------------------------------------- ------------------------- -----------------
Other income (expense)                                        (408,010)         (408,010)
--------------------------------------------- ------------------------- -----------------
Net Loss                                                  $ (2,754,638)     $ (2,754,638)
--------------------------------------------- ------------------------- -----------------

Note 13 - SUBSEQUENT EVENTS

On March 20, 2003, we auctioned off unused leased equipment. The equipment had zero value on the books. The equipment that sold brought $187,440 in gross proceeds. Of that amount, Comdisco (lessor) received $81,106. which completes all of our lease obligations with Comdisco. We paid $23,867. to miscellaneous vendors involved in the auction and the auctioneer received a 10% commission of the gross proceeds totaling $18,744 plus auction expenses. The auction expenses cannot exceed $54,000. If this total is reached, it would mean a net to the company of $9,721.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 29, 2002, eMagin Corporation was notified by the Security and Exchange Commission that Arthur Andersen LLP ("Arthur Andersen") had notified it that Arthur Andersen was unable to perform future audit services for eMagin as a result of the wind-down of Arthur Andersen's business, effectively terminating eMagin's relationship with Arthur Andersen. On September 23, 2002, eMagin, upon recommendation of the Audit Committee of its Board of Directors, engaged Grant Thornton LLP ("Grant Thornton") to serve as the Company's independent certified public accountants.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, and their ages and positions are:

  Name                                          Age         Position
Gary W. Jones (1)..............................   47        Chairman, Chief Executive Officer, President
K. C. Park.....................................   66        President, Virtual Vision, Inc.
Susan K. Jones.................................   51        Chief Marketing and Strategy Officer, Secretary
Claude Charles (2) ............................   65        Director
Ajmal Khan (1,2)...............................   41        Director
Jack Rivkin (1) (2) (3)........................   62        Director

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

     Susan K. Jones has served as Executive Vice President and Secretary since 1992, and assumed responsibility of Chief Marketing and Strategy Officer in 2001. Ms. Jones has 25 years of industrial experience, including senior research, management, and marketing assignments at Texas Instruments and Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or chairs committees for industry organizations including IEEE, SPIE, and SID. Ms. Jones served as a director of eMagin Corporation from 1993 to 2000. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology, holds more than a dozen patents, and has authored more than 100 papers and talks.

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

     Jack Rivkin has served as a director since June of 1996. Mr. Rivkin is Executive Vice President and Chief Investment Officer of Neuberger Berman, LLC. He previously served as Executive Vice President of Citigroup Investments Inc., Vice Chairman and a director of Smith Barney, and held positions at Procter and Gamble, Mitchell Hutchins, Paine Webber and Lehman Brothers. Mr. Rivkin holds an engineering degree in metallurgy from the Colorado School of Mines and an MBA from Harvard University.

     Information concerning Gary W. Jones, also a Director of the Company and the Chairman of our Board, is provided above with his officer profile.

     On February 18, 2003, we announced the election of Dr. Jacob E. (Jack) Goldman to our Board of Directors. Dr. Goldman is the retired senior vice-president for R&D and chief technical officer of the Xerox Corporation. While at Xerox, he founded and directed the celebrated Xerox PARC laboratory. Prior to joining Xerox, Dr. Goldman was Director of Ford Motor Company's Scientific Research Laboratory. He also served as Visiting Edwin Webster Professor at MIT. Dr. Goldman presently serves on the Boards of Directors of Umbanet Inc. and Medis Technologies Inc., and he has served on the Boards of Xerox, General Instrument Corp., United Brands, Intermagnetics General, GAF and Bank Leumi USA. He has also been active in government and professional advisory roles including service on the US Dept. of Commerce Technical Advisory Board, chairman of Statutory Visiting Committee of The National Bureau of Standards (National Institute of Standards and Technology), vice-president of the American Association for the Advancement of Science and president of the Connecticut Academy of Science and Engineering.

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

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.



Item 11. Executive Compensation

The information contained in the 2003 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item. During 2002, options were granted as an incentive for five members of senior management to defer payment of all or part of their salaries for an undefined period and to continue support the company.

                                                                                                 Long-Term
                                                                                                Compensation
                                                                               Other Annual  Awards (Securities
             Name and Positions               Year     Salary     Bonus        Compensation Underlying Options)
=================================================================================================================
Gary W. Jones       President, CEO,            2002  136,050               (3)                1,589,827
                    Director and               2001  234,393               (1)
                    Acting Chief Financial     2000  227,863
                    Officer


Andrew P. Savadelis Former Executive Vice      2002   17,389               (2)                       -
                    President and Chief        2001  255,769       112,500 (2)
                    Financial Officer          2000   91,667        37,500 (2)


Susan K. Jones      Executive Vice President,  2002  143,683               (4)                1,293,368
                    Chief Strategy Officer,    2001  189,207               (1)
                    and
                    Secretary                  2000  183,837


K.C. Park           President, Virtual Vision  2002  109,797               (5)                  438,310
                                               2001  171,877
                                               2000  168,623


Webster E. Howard   Chief Technology Officer   2002  87,048                (6)                   34,000
                                               2001 173,923
                                               2000 171,046

Edward V. Flynn     Chief Financial Officer    2002  80,673                 (7)                  126,600
                    and Treasurer              2001 133,000
                                               2000 129,893

     (1) The Compensation Committee has allocated a bonus of 750,000 stock options to Gary W Jones and 350,000 stock options to Susan K Jones for the years 2001 during 2002. These were issued in 2002.

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

     (3) In January Mr. Jones was granted the 750,000 shares awarded in 2001. Also in January all staff received options based on salary. Mr. Jones received 45,900 options. In July, all officers were granted options for regular pay they deferred. Mr. Jones was granted 444,344 options for deferred pay from January through July 15, 2002. In October Mr. Jones was granted 349,583 options for deferred pay from July 16 through October 8, 2002.

     (4) In January Mrs. Jones was granted the 350,000 shares awarded in 2001. Also in January all staff received options based on salary. Mrs. Jones received 37,000 options. In April, Mrs. Jones was awarded 300,000 options to replace approximately 500,000 vested forfeited options In July, all officers were granted options for regular pay they deferred. Mrs. Jones was granted 324,572 options for deferred pay from January through July 15, 2002. In October Mrs. Jones was granted 281,796 options for deferred pay from July 16 through October 8, 2002.

     (5) In January all staff received options based on salary. Mr. Park received 33,600 options. In April, Mr. Park was awarded 100,000 options as compensation for additional duties as President of Virtual Vision. In July, all officers were granted options for regular pay they deferred. Mr. Park was granted 112,210 options for deferred pay from January through July 15, 2002. In October Mr. Park was granted 192,500 options for defer red pay from July 16 through October 8, 2002.

     (6) In January all staff received options based on salary. Mr. Howard received 34,000 options. Mr. Howard retired in 2002. Mr. Howard did not exercise his options and they expired.

     (7) In January all staff received options based on salary. Mr. Flynn received 26,000 options. Also in January Mr. Flynn was awarded 100,000 options as compensation for his new responsibilities as Chief Financial Officer. Mr. Flynn ceased to be employed by the Company in 2002. Mr. Flynn did not exercise his options and they expired.

     In October the Board allocated options that were not issued due to the unavailability of shares in the 2000 Stock Option Plan. Of the options allocated, the Board allocated 2,000,000 options to Mr. Jones, 1,000,000 options to Mrs. Jones and 500,000 options to Dr. Park. These options may or may not be granted in whole or in part in 2003.

     Compliance with internal Revenue Code Section 162(m) disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not qualified performance based compensation under the IRS code.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained in the 2003 Proxy Statement under the heading "Principal Stockholders" and "Stock Ownership of Directors and Management" is incorporated herein by reference in response to this item.

Item 13: Certain Relationships and Related Transactions

     The information contained in the 2003 Proxy Statement under the heading "Compensation and Other Transactions with Directors and Executive Officers" is incorporated herein by reference in response to this item.

ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit List

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

21.1              Subsidiaries of the Registrant.

99.1              Certification of the Chief Executive Officer and Acting Chief Accounting Officer Pursuant to 18
                  U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Code of Ethics and Business Conduct of Officers, Directors and Employees


(b)     Financial Statement Schedules

         None

(c)     Reports on Form 8-K

The Company filed twenty-six reports on form 8-K during the year ended December 31, 2002. Information regarding the items reported on is as follows:

DATE OF REPORT                      ITEM REPORTED ON

January 28,2002                     eMagin  Corporation  entered  into a series  of  transaction  documents  to facilitate  additional  funding  of  $1,000,000  of  eMagin  by  a  private investor.

March 20, 2002                      eMagin  Corporation  and a group of several  accredited  institutional  and
                                    individual   investors  entered  into  a  Securities   Purchase   Agreement
                                    providing  for the  issuance  and sale to the  Investors of an aggregate of approximately  3.6  million  shares of  common  stock,  par value  $.001 of
                                    eMagin  and  warrants  exercisable  for a period  of three  years  from the
                                    Closing  Date for an  aggregate  of  approximately  1.4  million  shares of
                                    Common Stock.

March 26, 2002                      eMagin  Corporation  entered into a common  stock  purchase  agreement  and related  documents  with  Northwind  Associates,  Inc.,  a  Cayman  Islands corporation,  pursuant to which the  Company  may receive in periodic  draw
                                    downs  at  its  option,   subject  to  the  terms  and  conditions  of  the
                                    Transaction  Agreements,  up to $15,000,000 inequity financing over a three year period.

May 21, 2002                        eMagin  Corporation  and The Travelers  Insurance  Company  entered into an amendment  agreement  to  extend  the  maturity  date  of  the  Convertible
                                    Promissory Note.

June 3, 2002                        eMagin  Corporation  and The  Travelers  Insurance  Company  entered into a second  amendment  agreement to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

June 06, 2002                       eMagin  Corporation  and The  Travelers  Insurance  Company  entered into a third  amendment  agreement  to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

June 10, 2002                       eMagin  Corporation  and The  Travelers  Insurance  Company  entered into a fourth  amendment  agreement to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

June 17, 2002                       eMagin  Corporation  and The  Travelers  Insurance  Company  entered into a fifth  amendment  agreement  to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

June 18, 2002                       eMagin  Corporation  and  The  Travelers  Insurance  Company  entered  into memorandum  of  understanding  to amend and extend the maturity date of the
                                    Convertible Promissory Note.

June 24, 2002                       eMagin  Corporation  and The  Travelers  Insurance  Company  entered into a sixth  amendment  agreement  to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

July 3, 2002
                                    eMagin Corporation  and an Investor  entered  into a Secured  Note
                                    Purchase  Agreement whereby  Investors agreed to lend eMagin $200,000 in exchange for $200,000 11.00% per annum Secured Promissory Note  and
                                    Warrants  exercisable for a period of three   years to  purchase  300,000
                                    shares  of common  stock of eMagin.

August 06, 2002                     Change in  registrant's  Certifying  Accountant,  Arthur  Andersen  will no longer serve as eMagin's independent auditor.

September 3, 2002                   eMagin  Corporation issued to each of two Investors 8% Series B Convertible
                                    Debentures  whereby each of the  Investors  agreed to lend eMagin  $121,739 for a total of $243,478.  Interest is payable on the  Debentures  at a rate of 8% per annum.

September 24, 2002                  eMagin  Corporation  engaged  Grant  Thornton LLP to serve as the company's
                                    Independent  auditors upon the  recommendation  of its audit  committee and
                                    Board of Directors.

October 04, 2002                    eMagin  Corporation  and The Travelers  Insurance  Company  entered into an eighth  amendment  agreement to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

                                    eMagin and Mr. Mortimer D.A. Sackler  entered into  second  amendment agreement  to amend and  extend  the  maturity  date of the Secured
                                    Promissory Note and to amend and extend the maturity date of the Secured
                                    Convertible  Promissory Notes.

                                    eMagin and Ginola Limited,  an assignee of Rainbow Gate Corporation, entered into a second amendment agreement to amend and extend the maturity  date of the  Secured  Convertible  Promissory.

                                    eMagin  and Mr.  Jack  Rivkin  entered  into a second amendment agreement  to amend and  extend  the  maturity  date of the  Secured
                                    Convertible  Promissory.

November 01, 2002                   eMagin  Corporation  and The  Travelers  Insurance  Company  entered into a ninth  amendment  agreement  to amend and extend the  maturity  date of the
                                    Convertible Promissory Note.

                                    eMagin and Mr. Mortimer D.A. Sackler  entered into a third amendment agreement to amend and extend the maturity date of the Secured Promissory
                                    Note  and to amendment agreement  to extend  the  maturity  date of the
                                    Secured Convertible  Promissory Notes.

                                    eMagin and Ginola Limited an assignee of Rainbow ate Corporation,  entered into a third amendment  agreement to amend and extend the  maturity  date of the  Secured  Convertible  Promissory Note.

                                    eMagin  and  Mr.  Jack  Rivkin entered  into a third amendment  agreement to amend and  extend  the  maturity  date of the  Secured Convertible
                                    Promissory.


December 04, 2002                   eMagin Corporation and The Travelers Insurance Company entered into a tenth amendment agreement to amend and extend the maturity date of the
                                    Convertible Promissory Note.

                                    eMagin and Mr. Mortimer D.A. Sackler  entered into a fourth amendment agreement to amend and extend the maturity date of the Secured Promissory
                                    Note. As well, eMagin and Sackler entered into a fourth amendment agreement to amend and extend the maturity date of the Secured Convertible
                                    Promissory Notes.

                                    eMagin and Ginola Limited, an assignee of Rainbow Gate Corporation, entered into a fourth amendment agreement to amend and extend the maturity date of the Secured Convertible Promissory Note.

                                    eMagin and Mr. Jack Rivkin entered into a fourth amendment agreement to amend and extend the maturity date of the Secured Convertible Promissory
                                    Note.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2003.

                                EMAGIN CORPORATION

                                BY:         /s/ Gary Jones
                                                Gary Jones
                                                CHIEF EXECUTIVE OFFICER,
                                                PRESIDENT AND ACTING CHIEF
                                                FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                                 TITLE                                             DATE
---------------------------         ---------------------------                              ---------------

/s/ Gary Jones                      President, Chief Executive Officer, and                  April 15, 2003
---------------------------         Acting Chief Financial Officer and Director
                                    (Principal Executive Officer)
Gary Jones


/s/ Claude Charles                  Director                                                 April 15, 2003
---------------------------
Claude Charles


/s/ Jack Goldman                    Director                                                 April 15, 2003
---------------------------
Dr. Jacob E Goldman


/s/ Ajmal Khan                      Director                                                 April 15, 2003
---------------------------
Ajmal Khan


/s/ Jack Rivkin                     Director                                                 April 15, 2003
---------------------------
Jack Rivkin


                                  CERTIFICATION

     I, Gary W. Jones, CEO and Acting CFO, certify that:

     1. I have reviewed this annual report on Form 10-K of EMagin Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003

/s/ Gary W. Jones
Chief Executive Officer