Form 10-K/A
period 2002-12-31
EMAGIN CORP
filed 2003-05-02
CIK 1046995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 25, 2003 was approximately $16.8 million, based upon the closing sales price of the Registrant's common stock as quoted on the AMEX. The number of shares outstanding of the Registrant's common stock as of April 25, 2003 was 31,174,248.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

PRELIMINARY NOTE:

This Amended Annual Report on Form 10-K/A is being filed to report Part III information (Items 10, 11, 12 and 13) in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 2002 Annual Meeting of Shareholders. In all other material respects, this Amended Annual Report on Form 10-K/A is unchanged from the 2002 Annual Report on Form 10-K previously filed by the Company on April 15, 2003.

                                   FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of eMagin Corporation:


We have audited the accompanying balance sheet of eMagin Corporation (a
Delaware corporation in the development stage; see Note 1) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended and the 2002 amounts included in the cumulative period from inception (January 23, 1996) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of eMagin Corporation as of December 31, 2001 and for the year then ended and from inception to December 31, 2001 were audited by other auditors who have ceased operations and who's report dated March 13, 2002 included an explanatory paragraph that described uncertainties regarding the Company's ability to continue as a going concern.


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
                                                                        ===========               ==========

Note 4 - INVENTORY

The components of inventories as of December 31, 2002 and 2001 are as follows:


---------------------------------------- -------------------------------------- --------------------------------------
                                         2002                                   2001
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------
Raw Materials                                                         $106,800                               $ 60,800
---------------------------------------- -------------------------------------- --------------------------------------
Work In                                                                 48,831                                 29,920
Process.
---------------------------------------- -------------------------------------- --------------------------------------
Finished
Goods                                                                   95,367                                      0
---------------------------------------- -------------------------------------- --------------------------------------
                                                                     $ 250,998                               $ 90,720
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

Note 7   INCOME TAXES

Significant components of eMagin's deferred tax assets are as follows:

December 31,

--------------------------------------- ---------------------------- ---------------------------
                                        2002                         2001

--------------------------------------- ---------------------------- ---------------------------
Net operating losses                    $       29,114,272               $   24,207,988
--------------------------------------- ---------------------------- ---------------------------
Bad debt reserve                                    14,458                            0
--------------------------------------- ---------------------------- ---------------------------
Deferred payroll                                   261,370                       11,400
--------------------------------------- ---------------------------- ---------------------------
Accrued vacation pay                               108,811                      183,277
--------------------------------------- ---------------------------- ---------------------------

--------------------------------------- ---------------------------- ---------------------------
                                 Total  $       29,498,911               $   24,402,665
--------------------------------------- ---------------------------- ---------------------------
Valuation allowance                            (29,498,911)                 (24,402,665)
--------------------------------------- ---------------------------- ---------------------------
Net Deferred Tax Asset                  $                -               $            -
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

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, and their ages and positions are:

 Name                                          Age     Position

Gary W. Jones (1)                               47      Chairman, Chief Executive Officer, President
K. C. Park                                      66      President, Virtual Vision, Inc.
Susan K. Jones                                  51      Chief Marketing and Strategy Officer, Secretary
Claude Charles (2)                              65      Director
Jacob (Jack) Goldman                            81      Director
Jack Rivkin (1) (2)(3)                          62      Director

(1) Executive Committee
(2) Audit Committee
(3) Compensation Committee

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

     Susan K. Jones has served as Executive Vice President and Secretary since 1992, and assumed responsibility of Chief Marketing and Strategy Officer in 2001. Ms. Jones has 25 years of industrial experience, including senior research, management, and marketing assignments at Texas Instruments and Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or chairs committees for industry organizations including IEEE, SPIE, and SID. Ms. Jones served as a director of eMagin Corporation from 1993 to 2000 and is a director of Virtual Vision, Inc. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology, holds more than a dozen patents, and has authored more than 100 papers and talks.

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

     Dr. Jack Goldman joined our board of directors in February of 2003. Dr. Goldman is the retired senior vice-president for R&D and chief technical officer of the Xerox Corporation. While at Xerox, he founded and directed the celebrated Xerox PARC laboratory. Prior to joining Xerox, Dr. Goldman was Director of Ford Motor Company's Scientific Research Laboratory. He also served as Visiting Edwin Webster Professor at MIT. Dr. Goldman presently serves on the Boards of Directors of Umbanet Inc. and Medis Technologies Inc., and he has served on the Boards of Xerox, General Instrument Corp., United Brands, Intermagnetics General, GAF and Bank Leumi USA. He has also been active in government and professional advisory roles including service on the US Dept. of Commerce Technical Advisory Board, chairman of Statutory Visiting Committee of The National Bureau of Standards (National Institute of Standards and Technology), vice-president of the American Association for the Advancement of Science and president of the Connecticut Academy of Science and Engineering.

     Jack Rivkin has served as a director since June of 1996. Mr. Rivkin is Executive Vice President and Chief Investment Officer of Neuberger Berman, LLC. He previously served as Executive Vice President of Citigroup Investments Inc., through which the Travelers Group investments in the Company were managed. He also served as Vice Chairman and a director of Smith Barney, and held positions at Procter and Gamble, Mitchell Hutchins, Paine Webber and Lehman Brothers. Mr. Rivkin holds an engineering degree in metallurgy from the Colorado School of Mines and an MBA from Harvard University.

     In April 2003 Ajmal Khan resigned as a director to pursue other interests. He had served as a director of the Company since March of 2000, when eMagin was formed through the merger of FED Corporation with the public predecessor of the Company. Mr. Kahn was an officer of Verus Corporation which advised the Company ..in the course of the merger.

General Information Concerning the Board of Directors

     The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. Each Class A director will hold office until the 2002 Annual Meeting of our stockholders. Currently, Mr. Gary Jones and Mr. Jack Rivkin are the Class A directors. The Class B directors have resigned and the board has not yet elected or nominated new directors to replace them. Class C directors will hold office until the 2004 Annual Meeting of our stockholders. Currently, Mr. Claude Charles and Dr. Jacob Goldman are the Class C directors. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in eMagin's Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

     The Board of Directors held 19 meetings during 2002. Each incumbent director attended at least 75% of the aggregate of all meetings of the Board of Directors during the period for which he was a director and the meetings of the committees on which he or she served. The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee.

     During 2002, the Company's directors received compensation for service to the Company as directors. (See "Executive Compensation- Compensation of Directors".) Directors also received reimbursement of ordinary expenses incurred in connection with attendance at such meetings.

Executive Officers of the Company

     Officers are appointed to serve at the discretion of the Board of Directors. Except for Mr. Gary Jones, who is the spouse of Ms. Susan Jones, the Company's Executive Vice President and Secretary, none of the executive officers or directors of the Company has a family relationship with any other executive officer or director of the Company.

Committees of the Board of Directors

     The Audit Committee is responsible for (i) determining the adequacy of the Company's internal accounting and financial controls, (ii) reviewing the results of the audit of the Company performed by the independent public accountants, and
(iii) recommending the selection of independent public accountants. Messrs. Charles, Rivkin and Khan, prior to his resignation in 2003, were members of the Audit Committee during fiscal 2002. During the year, the Board examined the composition of the Audit Committee in light of the adoption by The American Stock Exchange, Inc. (the "Amex") of new rules governing audit committees. Based upon this examination, the Board confirmed that all members of the Audit Committee are ``independent'' within the meaning of the Amex's new rules. The Audit Committee met four times during fiscal 2002.

     The Compensation Committee determines matters pertaining to the compensation of certain executive officers of the Company and administers the Company's stock option, incentive compensation, and employee stock purchase plans. Mr. Rivkin was the sole member of the Compensation Committee during fiscal year 2002. The Compensation Committee met once during fiscal year 2002.

     The Executive Committee has authority to act for the Board on most matters during intervals between Board meetings, subject to Board approval. Messrs. Jones, Rivkin and Khan, prior to his resignation in April 2003, were members of the Executive Committee during fiscal year 2002. The Executive Committee met twice during the fiscal 2002.

     The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal 2002, except that Mr. Ajmal Khan failed to file once.

Item 11. Executive Compensation

Summary compensation table for named executive officers

The following table provides information about the total compensation for services in all capacities to the Company or its subsidiary for the last three fiscal years of those persons who at December 31, 2002, were (i) the Chief Executive Officer of the Company and (ii) the other two most highly compensated executive officers of the Company (collectively, the "named executive officers"). Prior to establishment of the Compensation Committee, the Chief Executive Officer and Board elected not to cash pay bonuses as part of executive compensation during the development stage years of the Company, and the officers have not accepted cash bonuses to date. The Compensation Committee plans to allocate a bonus in stock options to officers and directors for the fiscal year 2002 during 2003.

                                                                                                 Long-Term
                                                                                                Compensation
                                                                               Other Annual  Awards (Securities
             Name and Positions               Year     Salary     Bonus        Compensation Underlying Options)
=================================================================================================================
Gary W. Jones      President, Chief           2002  136,050          0    (1)           0         1,589,827
                   Executive Officer, Acting
                   Chief Financial Officer,   2001  234,393               (1)           0                 0
                   Chairman Director          2000  227,863          0                  0                 0


Susan K. Jones     Executive Vice President,  2002  143,683          0    (2)           0         1,293,368
                   Chief Strategy and
                   Marketing Officer, and     2001  189,207          0    (2)           0                 0
                                              2000  183,837          0                  0                 0


K.C. Park          President, Virtual Vision  2002  109,797          0    (3)           0           438,310
                                              2001  171,877          0                  0                 0
                                              2000  168,623          0                  0                 0


Andrew P. Savadelis Former Executive Vice     2002   17,389          0    (4)           0                 0
                    President and Chief       2001  255,769    112,500    (4)           0                 0
                    Financial Officer         2000   91,667     37,500    (4)           0                 0


 (1) In 2002 Mr. Jones deferred pay in the amount of $166,522. In
     January 2002 Mr. Jones was granted a bonus of 750,000 shares awarded for the years 2000 and 2001. Also in January all staff received options based on salary. Mr. Jones received 45,900 options. In July, all officers were granted options for regular pay they deferred. Mr. Jones was granted 444,344 options for deferred pay from January through July 15, 2002. In October Mr. Jones was granted 349,583 options for deferred pay from July 16 through October 8, 2002.

 (2) In 2002 Mrs. Jones deferred pay in the amount of $127,740. In
     January 2002 Mrs. Jones was granted a bonus of 350,000 shares awarded for the years 2000 and 2001. Also in January all staff received options based on salary. Mrs. Jones received 37,000 options. In April, Mrs. Jones was awarded 300,000 options in recognition of additional duties as Chief Strategy Officer, Chief Marketing Officer, and Secretary. In July, all officers were granted options for regular pay they deferred. Mrs. Jones was granted 324,572 options for deferred pay from January through July 15, 2002. In October Mrs. Jones was granted 281,796 options for deferred pay from July 16 through October 8, 2002.

 (3) In 2002 Dr. Park deferred pay in the amount of $65,735. In January all staff received options based on salary. Dr. Park received 33,600 options. In April, Dr. Park was awarded 100,000 options as compensation for additional duties as President of Virtual Vision. In July, all officers were granted options for regular pay they deferred. Dr. Park was granted 112,210 options for deferred pay from January through July 15, 2002. In October Dr. Park was granted 192,500 options for defer red pay from July 16 through October 8, 2002.

 (4) Mr. Savadelis was employed for less than a full year in 2000. As such, his salary amount for that year represents salary earned from his start date through the end of the fiscal year. Mr. Savadelis' compensation included an annual salary of $250,000 and a non- milestone-driven bonus of $150,000 to be paid quarterly in the period from September 11, 2000 to September 10, 2001. $37,500 of the non-milestone-driven bonus was paid to Mr. Savadelis during 2000. In addition, the Company paid relocation assistance in the amount of $50,000 in October, 2000. Mr. Savadelis ceased to be employed by the Company in January 2002. In 2003 the Company reached a settlement with Mr. Savadelis in which he received $100,000 for 2002 salary due him.

Options/SARs Grants During Last Fiscal Year

     The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2002.

     The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2002.

                                Number of      % of Total                                          Value at Assumed
                               Securities   Options Granted                                   Annual Rates of Stock Price
                               Underlying    in Fiscal 2002                                  Appreciation for Option Term
                                Options           (2)        Exercise         Expiration            5%              10%
                                 Granted                      Price              Date
             Name                  (1)                       Per Share           (3)

Gary W. Jones (1)             750,000            15.7%    $   0.42               1/2/07         82,884            183,153
Gary W. Jones (4)              45,900             1.0%    $   0.42               1/2/07          5,073             11,209
Gary W. Jones  (7)            444,344             9.3%    $   0.32              7/14/05         49,106            108,511
Gary W. Jones  (8)            349,583             7.3%    $   0.18              10/8/05         38,633             85,370
Susan K Jones (1)             350,000             7.3%    $   0.42               1/2/07         38,679             85,471
Susan K Jones (4)              37,000             0.8%    $   0.45              1/14/07          4,089              9,036
Susan K Jones (6)             300,000             6.3%    $   0.83              4/30/05         33,154             73,261
Susan K Jones (7)             324,572             6.8%    $   0.32              7/14/05         35,869             79,262
Susan K Jones (8)             281,796             5.9%    $   0.18              10/8/05         31,142             68,816
K.C. Park  (4)                 33,600             0.7%    $   0.42               1/2/07          3,713              8,205
K.C. Park  (5)                100,000             2.1%    $   0.83              4/30/05         11,051             24,420
K.C. Park  (7)                112,210             2.3%    $   0.32              7/14/05         12,401             27,402
K.C. Park   (8)               192,500             4.0%    $   0.18              10/8/05         21,274             47,009

(1) Gary W Jones and Susan K Jones were awarded an additional grant of options during fiscal year 2002 in recognition of their respective contributions to the Company during fiscal years 2001 and 2002.

(2) All options issued in 2002 vested immediately

(3) The exercise price of the stock options was based on the fair market value of the stock on the day of the grant.

(4) Options issued to retain key employees based on a percentage of salary.

(5) Dr. Park was awarded an additional grant of options during fiscal year
2002 as compensation for additional duties as President of Virtual Vision, Inc.

(6) Mrs. Jones was awarded an additional grant of options during fiscal year 2002 in recognition of additional duties as Chief Strategy Officer, Chief Marketing Officer, and Secretary.

(7) Options issued to compensate employees for deferred salary Jan-July 15, 2002.

(8) Options issued to compensate employees for deferred salary July 16-Oct 8, 2002.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

     The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2002 by each of the named executive officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The common stock price at December 31, 2002 was $0.40 per share.

                                                        # of
                                                        Securities                       Value of
                                                        Underlying                       Unexercised
                                                        Unexercised                      In-the-money
                             Shares                     Options at                       Options at
                             Acquired      Value        FY-End                           FY-End
                             on Exercise   Realized     Exercisable      Unexercisable   Exercisable      Unexercisable
Gary Jones-----------------           -             -       941,110          874,472            214,002              0
Susan K. Jones-------------           -             -     1,071,362          749,274            161,078              0
K.C. Park------------------           -             -       419,570          152,571             72,801              0

     In October 2002, the Board allocated options that were not issued due to the unavailability of shares in the 2000 Stock Option Plan. Of the options allocated, the Board allocated 2,000,000 options to Mr. Jones, 1,000,000 options to Mrs. Jones and 500,000 options to Dr. Park. These options may or may not be granted in whole or in part in 2003. These were incentive options to retain the management and staff through a very difficult period

     Compliance with internal Revenue Code Section 162(m) disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not qualified performance based compensation under the IRS code.

Compensation of Directors

     Non-management directors receive options under the 2000 Stock Option Plan (the "2000 Plan"). Under the 2000 Plan, a grant of options to purchase 40,000 shares of common stock will automatically be granted on the date a director is first elected or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. In addition to the 40,000 shares of common stock automatically granted upon joining the Board, Directors thereafter receive an annual grant of options to purchase 10,000 shares of common stock at the fair market value as determined on the date of grant, which options will vest on December 31 in the year granted. In addition, each non-management director is reimbursed for ordinary expenses incurred in connection with attendance at such meetings.

Executive Employment Agreements

We currently have no Employment Agreements in place with any officers of the company. The Company had Employment Agreements with Gary Jones and Susan Jones that expired on March 16, 2002.

Compensation Committee Interlocks and Insider Participation

     Jack Rivkin served as the sole member of the Compensation Committee during the fiscal year 2002. Mr. Rivkin has never been an officer or employee of the Company or any of its subsidiaries.

Compensation Committee Report

     The Company's executive compensation program is designed to attract, retain and motivate executive officers capable of leading the Company to meet its business objectives, to align the interests of executive management with those of the stockholders, and to incentivize and reward both short and long term performance based on the success of the Company in meeting its development milestones and business objectives. The Compensation Committee places a particular emphasis on variable, performance based components, such as the bonus potential and stock option awards, the value of which could increase or decrease to reflect changes in corporate and individual performances.

     Components of Compensation. Each executive officer's compensation package is generally comprised of the following elements: (1) A base salary which is established at levels considered appropriate for the duties and scope of responsibilities of each officer's position; (2) A performance-based annual bonus; (3) Periodic grants of stock options to strengthen the mutuality of interests between the executive officers and the Company's stockholders. Annual or quarterly cash bonuses related to the performance of the Company may be made to executive officers in the sales and marketing functions, and other executive officers in certain other circumstances, for such executive officer's functional area. Executive officers are also eligible to participate in compensation and employee benefits generally available to all employees of the Company, such as health insurance and participation in the eMagin Employee Savings and Protection Plan ("401(k) Plan").

     The Compensation Committee believes that this three-part approach best serves the interests of the Company and its stockholders. It enables the Company to meet the requirements of the highly competitive environment in which the Company operates while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of stockholders. Under this approach, compensation for these officers involves a high proportion of pay that is ``at risk''--namely, the annual bonus and stock options. The variable annual bonus is also based, in significant part, on Company performance. Stock options relate a significant portion of long-term remuneration directly to stock price appreciation realized by all of the Company's stockholders.

     Base Salary. Base salaries for executive officers are set at levels believed by the Committee to be sufficient to attract and retain qualified executive officers based on the stage of development of the Company, the salary levels in effect for comparable positions in similarly situated companies within relevant industries, and internal comparability considerations. Base salaries for the Company's executive officers other than the Chief Executive Officer, as well as changes in such salaries, are based upon recommendations by the Chief Executive Officer, taking into account such factors as competitive industry salaries, a subjective assessment of the nature of the position and the contribution and experience of the officer and the length of the officer's service. All such recommendations are subject to approval or disapproval by the Compensation Committee. Other than provisions provided for in Employment Agreements, changes in base salaries of executives are based on an evaluation of the personal performance of the executive, prevailing market practices, and the performance of the Company as a whole. In determining base salaries, the Compensation Committee not only considers the short term performance of the Company, but also the success of the executive officers in developing and executing the Company's strategic plans, developing management employees and exercising leadership in the development of the Company.

     Cash-Based Incentive Bonus. The Compensation Committee believes that a portion of the total cash compensation for executive officers should be based on the Company's success in meeting its short term performance objectives and contributions by the executive officers that enable the Company to meet its long term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short term corporate goals that also further the long term objectives of the Company, and places a significant portion of each executive officer's annual compensation at risk.

     Stock Options. The Compensation Committee believes that equity participation is a key component of the Company's executive compensation program. Stock options are awarded by the Compensation Committee to executive officers primarily based on potential contributions to the Company's growth and development and marketplace practices. These awards are designed to retain executive officers and to motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of stockholders. Stock options provide an effective incentive for management to create stockholder value over the long term because the full benefits of the option grants cannot be realized unless an appreciation in the price of the Company's common stock occurs over a number of years.

     Variable Bonus. The Compensation Committee may award annual or interim Special Bonuses in the form of cash, stock options, or restricted stock to executive management and employees for achieving certain milestones, progress made in the staff and organizational development of the Company, and advances in the market acceptance and commercialization of the Company's technology.

     Compensation of Chief Executive Officer. Mr. Jones's base salary as of December 31, 2002 was $305,095 of which he received $136,049.85. In July 2002, Mr. Jones was granted 444,344 stock options in lieu of deferred compensation from January through July 15, 2002. In October 2002, Mr. Jones was granted 349,583 stock options in lieu of deferred compensation from July 15, 2002 through October 8, 2002. The Compensation Committee awarded Mr. Jones a bonus of 750,000 stock options for the combined years 2001 and 2002, which were issued in January 2002, for accomplishments in readying the company's product, market, and capability. Additionally, Mr. Jones received an award of 45,900 options as part of a general retention award.

                                                          Compensation Committee
                                                                     Jack Rivkin


Performance Graph


     The following graph compares the cumulative total shareholder return on our Common Stock from the initial listing date of our Common Stock on the American Stock Exchange through December 30, 2003 to the AMEX Computer Technology Index and an index of peer companies selected by the Company ("Peer Index") based on an unweighted average monthly closing price of the companies in the index. The companies in the Peer Index are Kopin Corporation (KOPN), Microvision Corporation (MVIS), Three Five Systems, Inc. (TFS), and Universal Display Corporation (PANL). The past performance of the Company's Common Stock is not an indication of future performance. We cannot assure you that the price of the Company's Common Stock will appreciate at any particular rate or at all in future years. Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, the graph shall not be incorporated by reference into any such filings.

                         [GRAPHIC OF PERFORMANCE GRAPH]


The above performance graph is based upon the following data:

             Date                  eMagin                 AMEX                 Company
                                Corporation             Computer             Determined
                                                       Technology            Peer Index
                                                         Index
      ====================    =================    ===================    ==================
      12/31/00                         $   100              $     100               $   100
      12/31/01                          $   20               $     85               $    99
      12/31/02                          $   19               $     56               $    44



Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned by (i) each member of our board of directors; (ii) certain of our executive officers (including all of our named executive officers); (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock as of April 25, 2003. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.


--------------------------------------------------------------------- ------------------------ --------------------
                                                                           Common Stock           Percentage of
Name of Beneficial Owner                                                Beneficially Owned       Common Stock**
Mortimer D A Sackler (1)                                                        12,778,212           17.6%
Travelers Insurance Company (2)                                                 8,873,760            12.2%
George Haywood (3).                                                             5,166,620             7.1%
Gary W. Jones (4)                                                               4,747,810             6.5%
Susan K. Jones (4)                                                              2,860,901             3.9%
K.C. Park (5)                                                                   1,072,314             1.5%
Jack Rivkin (6)                                                                   952,851             1.3%
Claude Charles (7)                                                                210,000                *
All Directors and Executive Officers as a Group (8)                             9,843,876            13.5%
--------------------------------------------------------------------- ------------------------ --------------------

* Less than 1% of the outstanding common stock.

** Based on 72,726,783 shares of common stock outstanding as of April 25, 2003.


 (1) This figure represents shares owned by Mortimer Sackler in the amount of 3,898,850 shares and includes 2,162,762 shares owned by Rainbow Gate Corporation, in which Mr. Sackler is the investment manager of the corporation and 6,716,600 shares owned by Stillwater LLC, in which Mr. Sackler is the sole member.

 (2) Shares are owned by Travelers and its affiliates TRAL and Citicorp. This figure includes warrants held by Travelers and Citicorp to purchase 1,655,845 and 127,292 shares of common stock respectively. [Address: Citigroup Inc. 399 Park Avenue, New York, NY 10043].

 (3) Shares owned by George Haywood. This figure includes warrants held by Mr. Haywood to purchase 2,583,310 shares of common stock.

 (4) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including 6,557,646 common stock shares issuable upon exercise of stock options.

 (5) This figure represents shares owned by K.C. Park. This figure includes 1,072,141 common stock shares issuable upon exercise of stock options.

 (6) These shares are owned by Jack Rivkin. This figure includes warrants held by Mr. Rivkin to purchase 303,933 shares of common stock and 250,000 common stock shares issuable upon exercise of stock options.

 (7) This figure represents 210,000 common stock shares issuable upon exercise of stock options.

 (8) This figure includes 8,249,787 shares of common stock issuable upon exercise of stock options. This also includes warrants to purchase 345,029 shares of common stock.

Item 13.  Certain Relationships And Related Transactions

We entered into a consulting agreement dated as of March 16, 2000 with Verus International Ltd., of which Mr. Ajmal Khan is Chief Executive Officer and Mr. Jack Rivkin served as Non-Executive Chairman until he resigned that position in early 2002 upon retirement from Citigroup. Mr. Khan was a member of our Board of Directors, but resigned from such position effective as of April 25, 2003. Mr. Rivkin is a member of our Board of Directors. Terms of the agreement include monthly payments of $15,000 by us to Verus International Ltd. for consulting services rendered during 2001. The term of the agreement expired on March 16, 2002.

On November 27, 2001, eMagin Corporation entered into a Secured Note
Purchase Agreement whereby five accredited initial investors agreed to lend us an aggregate of $875,000 in exchange for (i) 9.00% per annum Secured Convertible Promissory Notes in an aggregate principal amount of $875,000, and (ii) three-year warrants to purchase up to an aggregate of 359,589 shares of our common stock. Messrs. Rivkin and Solomon, who at the time of the transaction were each members of our Board of Directors, participated as investors in the transaction and each invested $125,000 in the Company. In return for such investment, Messrs. Rivkin and Solomon collectively received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $250,000, and
(ii) warrants exercisable for 102,740 of our common shares. Sovereign Bancorp Ltd. also invested $100,000 under the transaction and received (i) a Secured Convertible Promissory Note in an aggregate principal amount of $100,000, and
(ii) warrants exercisable for 41,096 of our common shares. The brother of Mr.

Khan, a director of the Company, is an officer of Sovereign Bancorp Ltd. In addition, Mr. Mortimer D.A. Sackler, who is currently a beneficial owner of more than five percent of the outstanding shares of our common stock, invested $200,000 under the transaction and collectively received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $200,000, and (ii) warrants exercisable for 82,192 of our common shares. As of January 14, 2002, the Secured Note Purchase Agreement was amended to increase (i) the aggregate principal amount of the Secured Convertible Promissory Notes issued thereunder to $1,625,000, and (ii) the number of shares issuable pursuant to the warrants issued thereunder to 1,954,944. Pursuant to these amendments, Mr. Mortimer D.A. Sackler invested an additional $1,000,000 under the Secured Note Purchase Agreement and received (i) additional Secured Convertible Promissory Notes with an aggregate principal amount of $1,000,000, and (ii) additional warrants exercisable for 1,285,589 shares of our common stock. Rainbow Gate Corporation, pursuant to the November 27, 2001 transaction and the January 14, 2002 amendment, invested $300,000 under the transaction and collectively received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $300,000, and (ii) warrants exercisable for 341,945 of our common shares. After the close of the January 14, 2002 amended transaction, Dr. Mortimer D. Sackler purchased from Rainbow Gate Corporation the Secured Convertible Promissory Notes in an aggregate principal amount of $300,000, and (ii) warrants exercisable for 341,945 of our common shares. At the time of the amendment, the Company also redeemed $250,000 in aggregate principal amount of the then outstanding notes held by three of the initial investors under the agreement. Pursuant to this redemption, the notes held by Mr. Solomon, (who at the time of the redemption was no longer a member of our Board of Directors) and by Sovereign Bancorp Ltd. were redeemed.

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

On April 25, 2003, eMagin Corporation and a group of several accredited institutional and individual investors (collectively, the "Investors") entered into a Global Restructuring and Secured Note Purchase Agreement (the "Secured Note Purchase Agreement") dated as of April 25, 2003 (the "Closing Date") whereby Investors agreed to lend eMagin $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9.00% Secured Convertible Promissory Notes due on November 1, 2005 (the "Secured Notes") and (ii) Warrants (the "Warrants") to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), which Warrants are exercisable for a period of three (3) years. Mr. Rivkin, who at the time of the transaction was a member of our Board of Directors, participated as an investor in the transaction and invested $125,000 in the Company. In return for such investment, Mr. Rivkin received (i) a Secured Convertible Promissory Note in an aggregate principal amount of $125,000, and (ii) warrants exercisable for 161,456 of our common shares. In addition, Stillwater LLC, an entity controlled by Mr. Mortimer D.A. Sackler, who is currently a beneficial owner of more than five percent of the outstanding shares of our common stock, agreed to invest an aggregate of $2,000,000 under the transaction and will receive (i) Secured Convertible Promissory Notes in an aggregate principal amount of $2,000,000, and
(ii) warrants exercisable for 3,358,300 of our common shares. As part of the transactions, Messrs. Sackler and Rivkin, who were the holders of an aggregate of $1,325,000 principal amount of secured notes that were purchased pursuant to a secured note purchase agreement entered into as of November 27, 2001 (collectively, the "Original Secured Notes"), and Mr. Sackler, who additionally was the holder of a $200,000 principal amount secured note that was purchased pursuant to a Secured Note Purchase Agreement entered into as of June 20, 2002 (the "Bridge Note"), agreed to (a) amend their respective Original Secured Notes and Bridge Note issued to them, (b) terminate the Security Agreement dated

November 20, 2001 that was entered into in connection with the purchase of the Original Secured Notes and the Security Agreements dated June 20, 2002 that were entered into in connection with the purchase of the Bridge Note and allow the new investors to enter into a New Security Agreement (as defined below) with them on a pari passu basis in order for the Company to continue its operations as a developer of virtual imaging technology. The amendments to the Original Secured Notes and Bridge Note included (i) amending the Bridge Note so as to provide that the Bridge Note shall be convertible and will have the same conversion price as the Notes issued pursuant to the Secured Note Purchase Agreement, (ii) extending the maturity dates of the Original Secured Notes and Bridge Note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the Original Secured Notes and Bridge Note, including provisions relating to interest payments, conversions, default and assignments of the Original Secured Notes and Bridge Note. For a complete description of the transaction, including the Secured Note Purchase Agreement, the Notes and the Warrants, see "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Subsequent Event."

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

4.2      Form of Secured Convertible Promissory Note dated as of April 25, 2003 filed April 28, 2003, as filed in the Registrant's
         Form 8-K incorporated herein by reference.

4.3      Form of Amended and Restated Secured Convertible Promissory Note dated as of April 25, 2003 filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

4.4      Form of Warrant dated as of April 25, 2003 filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.1     2000 Stock Option Plan, as filed in the Registrant's Form S-8 (file no. 333-32474) incorporated herein by reference.

10.2     Consulting Agreement between eMagin Corporation and Verus International Ltd., dated March 16, 2000, as filed in the
         Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.3     Employment Agreement with Gary W. Jones, dated March 16, 2000, as filed in the Registrant's Form 10-K/Afor the year ended
         December 31, 2000 incorporated by reference herein.

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

10.17    Securities Purchase Agreement dated as of April 25, 2003 by and among eMagin and the investors identified on the signature pages thereto, filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.18    Security Agreement dated as of April 25, 2003 by and among eMagin and certain initial investors identified on the signature pages thereto filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.19    Registration Rights Agreement dated as of April 25, 2003 by and among eMagin and certain initial investors identified on the signature pages thereto filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

21.1     Subsidiaries of the Registrant.

99.1     Certification of the Chief Executive Officer and Acting Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Code of Ethics and Business Conduct of Officers, Directors and Employees, as filed in the Registrant's Form 10-K dated
         April 15, 2003, incorporated herein by reference.

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


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2003.

                                EMAGIN CORPORATION

                                BY:         /s/ Gary Jones
                                                Gary Jones
                                                CHIEF EXECUTIVE OFFICER,
                                                PRESIDENT AND ACTING CHIEF
                                                FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                                 TITLE                                             DATE
---------------------------         ---------------------------                              ---------------

/s/ Gary Jones                      President, Chief Executive Officer, and                  May 1, 2003
---------------------------         Acting Chief Financial Officer and Director
Gary Jones                                    (Principal Executive Officer)
Gary Jones


/s/ Claude Charles                  Director                                                 May 1, 2003
---------------------------
Claude Charles


/s/ Jack Goldman                    Director                                                 May 1, 2003
---------------------------
Dr. Jacob E Goldman


/s/ Jack Rivkin                     Director                                                 May 1, 2003
---------------------------
Jack Rivkin


                                  CERTIFICATION

     I, Gary W. Jones, CEO and Acting CFO, certify that:

     1. I have reviewed this annual report on Form 10-K/A of eMagin Corporation;

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

May 1, 2003

/s/ Gary W. Jones
Chief Executive Officer
Acting Chief Financial Officer