Form 10-K/A
period 2002-12-31
EMAGIN CORP
filed 2003-05-06
CIK 1046995

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 28, 2003 was approximately $19.1 million, based upon the closing sales price of the Registrant's common stock as quoted on the AMEX. The number of shares outstanding of the Registrant's common stock as of April 28, 2003 was 35,961,223.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

PRELIMINARY NOTE:

This Amended Annual Report on Form 10-K/A is being filed to report (i) updates to the Security Ownership of Certain Beneficial Owners and Management reported in Item 12 of the Amended Annual Report on Form 10-K/A previously filed by the Company on May 2, 2003 resulting primarily from the recent financing completed by the Company, as well as from information subsequently provided to the Company from certain of its beneficial owners, and (ii) certain other information relating to the Company's improved financial situation resulting from such financing. In all other material respects, this Amended Annual Report on Form 10-K/A is unchanged from the 2002 Annual Report on Form 10-K previously filed by the Company on April 15, 2003, and the Amended Annual Report on Form 10-K/A previously filed by the Company on May 2, 2003.

                                   FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                     PART I

                                                                                                                 Page
Item 1:            Description of Business                                                                          5
Item 2:            Description of Property                                                                         20
Item 3:            Legal Proceedings                                                                               21
Item 4:            Submission of Matters to a Vote of Security Holders                                             21

                                                    PART II

Item 5:            Market for the Registrant's Common Equity and Related Shareholder Matters                       21
Item 6:            Selected Financial Data                                                                         28
Item 7:            Management's Discussion and Analysis of Financial Conditions and Results of Operations          30
Item 7A:           Quantitative and Qualitative Disclosures About Market Risk                                      38
Item 8:            Financial Statements                                                                            46
Item 9:            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            71

                                                   PART III


Item 10:           Directors and Executive Officers of the Registrant                                              72
Item 11:           Executive Compensation                                                                          74
Item 12:           Security Ownership of Certain Beneficial Owners and Management                                  79
Item 13:           Certain Relationships and Related Transactions                                                  81

                                                    PART IV

Item 14:           Controls and Procedures                                                                         83
Item 15:           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 83

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

Manufacturing Facilities

     We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 45,000 square feet of space housing our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly and administrative offices. We believe that our lease agreement with IBM for a 16,300 square foot class 10 clean room space, along with additional, lower level clean room space, and the associated acquisition of substantial amounts of advanced manufacturing equipment is at a favorable cost, represents a substantial asset and competitive advantage. On or about April 21, 2003, eMagin and IBM entered into a Stipulation in order to settle an eviction proceeding originally commenced by IBM against eMagin on or about April 9, 2003. Thereafter, in accordance with the Stipulation, on April 23, 2003 the Stipulation was presented to, and approved by, the court, and a Judgment was issued in favor of IBM.Pursuant to the Judgment and Stipulation, (i) eMagin paid IBM all rent due and owing to IBM, and
(ii) IBM was awarded possession of the leased premises, was issued a warrant to remove eMagin from possession of the leased premises, and obtained a monetary judgment for rent arrears in the sum of Eight Hundred Thirteen Thousand Fifty Five and 65/100 ($813,055.65) Dollars, which sum is to be paid in equal monthly installments during the period commencing May 1, 2003 and ending on March 1, 2004.

     Such Judgment is being held in escrow by IBM's attorney and the warrant of eviction is being stayed, so long as the Company continues to timely pay make the installment payments during the next 12 months and any additional rent and/or other sums due under the Lease.

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


ITEM 2:  PROPERTIES

     Our principal executive offices are located at: 2070 Route 52, Hopewell Junction, New York 12533. We lease approximately 45,000 square feet of space from IBM, all of which is located in the same industrial park. Approximately 30,000 square feet of space houses our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly operations and storage. There are space reductions planned as we look to improve efficiency and costs. Approximately 10,000 square feet of space is used for administrative offices.

     On or about April 21, 2003, eMagin and IBM entered into a Stipulation in order to settle an eviction proceeding originally commenced by IBM against eMagin on or about April 9, 2003. Thereafter, in accordance with the Stipulation, on April 23, 2003 the Stipulation was presented to, and approved by, the court, and a Judgment was issued in favor of IBM.Pursuant to the Judgment and Stipulation, (i) eMagin paid IBM all rent due and owing to IBM, and
(ii) IBM was awarded possession of the leased premises, was issued a warrant to remove eMagin from possession of the leased premises, and obtained a monetary judgment for rent arrears in the sum of Eight Hundred Thirteen Thousand Fifty Five and 65/100 ($813,055.65) Dollars, which sum is to be paid in equal monthly installments during the period commencing May 1, 2003 and ending on March 1, 2004.

     Such Judgment is being held in escrow by IBM's attorney and the warrant of eviction is being stayed, so long as the Company continues to timely pay make the installment payments during the next 12 months and any additional rent and/or other sums due under the Lease.

     Our lenses and system development operation at Virtual Vision lease approximately 7,000 square feet of space in Redmond, Washington. The lease for this facility runs until December 2003.

     eMagin Corporation's telephone number is (845) 892-1900. Our website address is www.eMagin.com.

ITEM 3: Legal Proceedings

     None.

     Potential Liabilities: We have liabilities for approximately $14.6 million for unpaid bills, contracts, and other liabilities. We believe that some of these liabilities are valid and payable, and others may be negotiated. As a result of the recent financing described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Financing," $4.9 million of these liabilities were converted into common stock of eMagin. Furthermore, we have entered into debt restructuring agreements with the holders of a large portion of the balance of our liabilities, which agreements provide for partial payment, write-off and/or conversion of liability to equity and are expected to be completed between now and June 30, 2003. We intend to make any required partial payments from the additional funds to be recived from our recent financing. Should any of these payments not be made in a timely manner or at all, we may be required to pay the balance of the liabilities.




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

Equity Compensation Plan Information


               Plan category                 Number of securities        Weighted average        Number of securities
                                               to be issued upon        exercise price of      remaining available for
                                                  exercise of          outstanding options,        future issuance
                                             outstanding options,      warrants and rights
                                              warrants and rights

                                                       (a)                      (b)                        (c)

        Equity compensation plans approved by        5,811,681                  0.73                        88,319
        security holders

        Equity compensation plans not approved       6,940,504                  0.42                     2,327,554
        by security holders

        Total                                       12,752,185                  0.56                     2,415,873


                  Recent Issuances of Unregistered Securities.

On January 14, 2002, we entered into additional agreements to facilitate:
(i) an additional funding of $1,000,000 to eMagin by a private investor under the Secured Note Purchase Agreement, (ii) the repayment (the "Repayment") in full using the proceeds of the additional funding of three secured convertible notes held by certain initial investors under the Secured Note Purchase Agreement with an aggregate principal amount of $250,000 (such notes then in default pursuant to a monthly expenditure requirement contained therein), and
(iii) a repricing of both the conversion rate of all of the outstanding Secured Convertible Notes issued under the Secured Note Purchase Agreement into our common stock and the exercise price of the warrants held by certain initial investors not subject to the Repayment (the "Continuing Investors") and the issuance of certain additional warrants to the Continuing Investors in return for their consent to certain amendments and waivers. In return for the additional funding of $1,000,000, the private investor received two additional Secured Convertible Promissory Notes, with an aggregate principal amount of $300,000 and $700,000, respectively, and related warrants, each issued pursuant to the terms of the Secured Note Purchase Agreement. The full amount of the outstanding secured convertible notes issued under the Secured Note Purchase Agreement, after giving effect to the January 2002 transactions, had an aggregate principal amount of $1,625,000, and were all secured by a general security interest in the assets of the Company. As described below, the Investor agreed, in connection with the financing that we completed as of April 25, 2003, to (a) amend the secured notes issued to them, (b) terminate the security agreement dated November 20, 2001 that was entered into in connection with the purchase of the original secured notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing.

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

Pursuant to the issuance of the notes and warrants under the Secured Note Purchase Agreement, we also entered into a registration rights agreement providing for the registration of shares to be issued pursuant to a conversion of the Secured Convertible Promissory Notes and the shares to be issued pursuant

`to the exercise of the warrants issued thereunder. The registration rights agreement required us to file a registration statement no later than 90 days after the issuance of the notes and warrants at the initial closing. We are currently in default of this filing requirement. However management has been advised that the holders of such rights are amenable to waiving and extending the time period for the filing of the registration statement. Pursuant to a failure by us to use our reasonable best efforts to cause the registration statement to be declared effective by the Commission within six months of the date of the issuance of the Secured Convertible Promissory Notes and warrants, the registration rights agreement provides for the payment of liquidated damages at a rate of one percent (1%) per month (calculated to the nearest calendar day) of the value of the registrable securities not so declared effective until such registrable securities shall be declared effective. Some of these securities have already been sold by investors under 144 rules.

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

On March 4, 2002, we entered into a common stock purchase agreement and related documents with Northwind Associates, Inc., a Cayman Islands corporation (the "Investor"), pursuant to which we had the right receive in periodic draw downs at our option and subject to the terms and conditions of the agreement, up to $15,000,000 in equity financing (the "Equity Line") over a three year period. The aggregate amount of the Equity Line could have increased to $20,000,000 provided certain additional conditions regarding our share price, trading volume and market capitalization were met. The initial closing of the agreement occurred on Friday, March 22, 2002. Our right to draw down on the Equity Line was subject to our registering for resale (and the continuing effectiveness of such registration) with the Commission the shares of eMagin common stock issuable pursuant to the Equity Line and was also subject to certain other significant conditions, including limits as to the maximum and minimum draw down amounts as specified in the common stock purchase agreement. The maximum investment amount for any draw down was the lesser of (i) $5,000,000, and (ii) 15% of the volume weighted average price for our common stock (as reported by the American Stock Exchange) for the 30 trading days immediately prior to the applicable commencement date for such draw down multiplied by the total aggregate trading volume in respect of our common stock for such period. Pursuant to a draw down, the Investor agreed to purchase our shares at a discount to the price of our common shares on the American Stock Exchange. More specifically, the discounted purchase price to be paid by the Investor under the Equity Line was generally equal to (i) 88% of the daily volume weighted average price of our common stock on the American Stock Exchange for a prescribed 10 trading day period provided that the such stock price was less than $4.00 per share at the time of determination, (ii) 90% if such stock price at the time of determination exceeded $4.00 per share, and (iii) 92% if such stock price at the time of determination exceeded $6.00 per share. The discounted purchase price could have been reduced by an additional 3% pursuant to certain special conditions as set forth in the agreement. The amount of our shares issued pursuant to draw downs on the Equity Line was also limited to 19.9% of the issued and outstanding common stock (unless stockholder approval of any excess amount is received) and no draw down could have been made to the extent that it would have resulted in the Investor and its affiliates beneficially owning more than 9.9% of our outstanding common stock. The agreement also limited our ability to enter into any other equity line type of financing during the term of the agreement and provides to the Investor a right of first refusal for subsequent sales by the Company of its securities.

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

In connection with the Equity Line, we also entered into a registration rights agreement dated as of March 4, 2002 with the Investor that required the Company to file, obtain and maintain the effectiveness of a registration statement on an appropriate form with the Commission in order to register the sale and public resale of shares of the common stock acquired by the Investor under the agreement and upon the exercise of the warrants. Under the terms of the registration rights agreement, the Company was required to file such registration statement within sixty days of the date of the agreement. This agreement was terminated in December 2002 whereby the Investor, retained it warrants and eMagin agreed to pay the sum of $25,000 upon the completion of specific financing.

On June 20, 2002, we entered into a secured note purchase agreement with an investor whereby the Investor agreed to lend eMagin $200,000 in exchange for (i) $200,000 11.00% per annum secured promissory note due on August 30, 2002, and
(ii) warrants exercisable for a period of five (5) years to purchase 300,000 shares of common stock of eMagin. Such warrant may not be exercised by the holder so long as the holder is the beneficial owner, directly or indirectly, of more than ten percent (10%) of our common stock for purposes of Section 16 of the Securities Exchange Act of 1934. We received the proceeds from the secured note on June 28, 2002. As described below, the Investor agreed, in connection with the financing that we completed as of April 25, 2003, to (a) amend the secured note issued to them, (b) terminate the security agreements dated June 20, 2002 that was entered into in connection with the purchase of the secured note and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing.

Interest was payable on the secured note at a rate of 11% per annum and was payable at maturity or on the effective date of an early termination. The full amount of the secured note was secured by (i) a first priority general security interest in the assets of Virtual Vision, Inc., our wholly owned subsidiary, pursuant to a security agreement dated June 20, 2002 by and between Virtual Vision, Inc., Alligator Holdings, Inc. and the Investor; and (ii) a second priority general security interest in our assets pursuant to a subordinated security agreement dated June 20, 2002, by and between eMagin Corporation, Alligator and the Investor. Upon a change in control event, we had the right to call the secured note and purchase all of the aggregate principal amount of the secured note at a price equal to 250% of the principal amount plus accrued and unpaid interest. If we did not call the secured note within thirty (30) days of the event of a change in control, the Investor had the right to put the secured note to us at a price equal to 250% of the aggregate principal amount for a period of thirty days following the call period.

In connection with the issuance of the warrants, we entered into a registration rights agreement dated June 20, 2002, with the Investor, providing the Investor with certain registration rights under the Securities Act of 1933, as amended, to register for resale the shares to be issued pursuant to an exercise of the warrants.

On April 25, 2003, we entered into a global restructuring and secured note purchase agreement with a group of several accredited institutional and individual investors whereby the Investors agreed to lend us $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9.00% secured convertible promissory notes due on November 1, 2005 and (ii) warrants to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), which Warrants are exercisable for a period of three (3) years.

Interest is payable on the notes at a rate of 9% per annum and, at our option, may be paid through the delivery of shares of our common stock (registered pursuant to the registration rights agreement referred to below) in lieu of cash interest payments. Subject to certain limitations, the notes may be converted, at the option of the holder, in whole or in part, into common shares with a conversion price equal to 105% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date.

The exercise price of the warrants on a per share basis is $.8110, an amount equal to 110% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date.

As part of the transactions, the existing the holders of an aggregate of $1,625,000 principal amount of secured notes that were purchased pursuant to a secured note purchase agreement entered into as of November 27, 2001, and the holder of a $200,000 principal amount secured note that was purchased pursuant to a secured note purchase agreement entered into as of June 20, 2002, agreed to
(a) amend their respective notes issued to them, (b) terminate the respective security agreements dated November 20, 2001 and June 20, 2002 that were entered into in connection with the purchase of their notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in this new round of financing (subject to the terms and conditions set forth in the secured note purchase agreement). The amendments to the notes included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the secured note purchase agreement, (ii) extending the maturity dates of the notes from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the notes, including provisions relating to interest payments, conversions, default and assignments of the notes.

In connection with the completion of the transactions under the securities purchase agreement, we also entered into a security agreement with the Investors dated as of April 25, 2003, and a registration rights agreement dated as of April 25, 2003 providing the investors with certain registration rights under the Securities Act of 1933, as amended, with respect to our common stock issued or issuable in lieu of cash interest payments on the notes, upon conversion of the notes and/or exercise of the warrants.

In addition to the foregoing, as a condition to and simultaneously with the closing of the transaction pursuant to the secured note purchase agreement, certain holders of our convertible notes agreed to convert approximately $4.9 million of notes and accrued interest into shares of our common stock, subject to a "lock up" arrangement allowing only limited sales through private transactions for their remaining shares through December 31, 2003. Specifically, The Travelers Insurance Company agreed to convert their $1 million convertible note plus related interest into our common stock at a conversion price of approximately $0.53 per share, and SK Corporation has agreed to convert its $3 million convertible note and accrued interest into our common stock at an approximate conversion price of approximately $1.28 per share. As further conditions to the closing of the transaction pursuant to the secured note purchase agreement, we have also entered into settlement or restructuring agreements with certain of our other creditors to whom we owed approximately $5.2 million of current payables, pursuant to which the creditors have agreed to accept shares of our common stock in full or partial satisfaction of the amount owed to them, or which allow us to either make discounted payments to them or to make payments under more favorable payment terms than previously were in place.

The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

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

     We have liabilities for approximately $14.6 million for unpaid bills, rent and operating leases that are in default, contracts, and other liabilities. As described in "Item I - Business - Manufacturing Facilities," entered into a Stipulation with IBM pursuant to which we may remain in possession of our leased premises so long as we continue to timely pay certain required the installment payments, as well as any additional rent and/or other sums due under the our lease. In addition, as a result of the recent financing described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Financing," $4.9 million of these liabilities were converted into common stock of eMagin. Furthermore, we have entered into debt restructuring agreements with the holders of a large portion of the balance of our liabilities, which agreements provide for partial payment, write-off and/or conversion of liability to equity and are expected to be completed between now and June 30, 2003. We intend to make any required partial payments from the additional funds to be recived from our recent financing. Should any of these payments not be made in a timely manner or at all, we may be required to pay the balance of the liabilities.

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


We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, and the 2002 amounts included in the cumulative period from inception (January 23, 1996) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.


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

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, and their ages and positions are:

 Name                                          Age     Position

Gary W. Jones (1)                               47      Chairman, Chief Executive Officer, President
K. C. Park                                      66      President, Virtual Vision, Inc.
Susan K. Jones                                  51      Chief Marketing and Strategy Officer, Secretary
Claude Charles (2)                              66      Director
Jacob (Jack) Goldman                            81      Director
Jack Rivkin (1) (2)(3)                          62      Director

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



Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned by (i) each member of our board of directors; (ii) certain of our executive officers (including all of our named executive officers); (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock as of April 28, 2003. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.


--------------------------------------------------------------------- ------------------------ --------------------
                                                                           Common Stock           Percentage of
Name of Beneficial Owner                                                Beneficially Owned       Common Stock**
------------------------                                                ------------------       --------------
Stillwater LLC (1)                                                             13,906,589            29.5%
Travelers Insurance Company (2)                                                 9,583,852            25.4%
Ginola Limited (3)                                                              5,970,926            15.0%
Gary W. Jones (4)                                                               4,977,225            12.5%
Susan K Jones (4)                                                               4,977,225            12.5%
SK Corporation (5)                                                              2,700,792             7.5%
Jack Rivkin (7)                                                                   956,184             2.6%
K.C. Park (6)                                                                     664,082             1.8%
Claude Charles (8)                                                                130,000                *
All Directors and Executive Officers as a Group (9)                             6,727,491            17.9%
--------------------------------------------------------------------- ------------------------ --------------------


The share information in the table set forth above has been updated from the share information presented in the Form 10-K/A previously filed by the Company on May 2, 2003 primarily to reflect the recent financing completed by eMagin, as well as information subsequently provided to eMagin from certain of its beneficial owners.

* Less than 1% of the outstanding common stock.

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 28, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 35,961,223 shares of common stock outstanding on April 28, 2003, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of April 28, 2003, as described below.

The fully diluted number of shares outstanding as of April 28, 2003, assuming the exercise of all outstanding options and/or warrants and the conversion of all convertible notes, is 75,647,796 shares.


(1) This figure represents:

        (i) 1,053,022 shares owned by Stillwater LLC, which includes 961,597 shares owned by Rainbow Gate Corporation, in which Mr. Sackler is the investment manager of the corporation;

        (ii) warrants held by Stillwater LLC to purchase 5,223,966 shares, which includes

                (a) a warrant to purchase 300,000 shares that may not be exercised by Stillwater LLC so long as Stillwater LLC is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act of 1934, and

                (b) a warrant to purchase 289,310 shares held by Rainbow Gate Corporation, in which Mr. Sackler is the investment manager of the corporation;

        (iii) options held by Stillwater LLC to purchase 1,733,335 shares held by Travelers and its affiliates TRAL and Citicorp; and

        (iv) convertible notes held by Stillwater LLC to purchase 5,896,266 shares.

(2) Shares are owned by Travelers and its affiliates TRAL and Citicorp. This figure includes warrants held by Travelers and Citicorp to purchase 1,655,845 and 127,292 shares of common stock respectively. [Address:
       Citigroup Inc. 399 Park Avenue, New York, NY 10043].

(3) This figure represents:

        (i) 1,476,936 shares owned by Ginola Limited, which includes 119,116 shares owned by Ogier Trustee Limited and 396,223 shares owned by Crestflower Corporation.. Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation and Ogier Trustee Limited;

        (ii) warrants held by Ginola Limited to purchase 1,965,764, which includes a warrant to purchase 42,858 shares held by Techalpha LLC, as to which Ginola Limited disclaims beneficial ownership;

        (iii) options held by Ginola Limited to purchase 666,667 shares held by Travelers and its affiliates TRAL and Citicorp; and

        (iv) convertible notes held by Ginola Limited to purchase 1,861,559 shares.

(4) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including (i) 1,967,094 shares of common stock issuable upon exercise of stock options held by Gary Jones and
       (ii) 1,959,066 shares shares of common stock issuable upon exercise of stock options held by Susan Jones. Does not include (i) 2,460,168 shares of common stock issuable upon exercise of stock options held by Gary Jones that are not presently exercisable and are not exercisable within 60 days of April 28, 2003, and (ii) 1,357,954 shares of common stock issuable upon exercise of stock options held by Susan Jones that are not presently exercisable and are not exercisable within 60 days of April 28, 2003.

(5) These shares are owned by SK Corp. This figure includes warrants held by SK Corp. to purchase 205,479 shares of common stock.

(6) This figure represents shares owned by K.C. Park. This figure includes 663,910 common stock shares issuable upon exercise of stock options. Does not include 703,471 shares of common stock issuable upon exercise of stock options that are not presently exercisable and are not exercisable within 60 days of April 28, 2003.

(7) These shares are owned by Jack Rivkin. This figure includes warrants held by Mr. Rivkin to purchase 303,933 shares of common stock and 253,333 common stock shares issuable upon exercise of stock options.

(8) This figure represents 130,000 common stock shares issuable upon exercise of stock options.

(9) This figure includes (i) warrants to purchase 303,933 shares of common stock, (ii) 4,973,403 shares of common stock issuable upon exercise of stock options, and (iii) a convertible note to purchase 398,918 shares.


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

21.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Certified Public Accountant.

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


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May 2003.

                                EMAGIN CORPORATION

                                BY:         /s/ Gary Jones
                                                Gary Jones
                                                CHIEF EXECUTIVE OFFICER,
                                                PRESIDENT AND ACTING CHIEF
                                                FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                                 TITLE                                             DATE
---------------------------         ---------------------------                              ---------------

/s/ Gary Jones                      President, Chief Executive Officer, and                  May 6, 2003
---------------------------         Acting Chief Financial Officer and Director
Gary Jones                                    (Principal Executive Officer)
Gary Jones


/s/ Claude Charles                  Director                                                 May 6, 2003
---------------------------
Claude Charles


/s/ Jack Goldman                    Director                                                 May 6, 2003
---------------------------
Dr. Jacob E Goldman


/s/ Jack Rivkin                     Director                                                 May 6, 2003
---------------------------
Jack Rivkin

                                  CERTIFICATION

     I, Gary W. Jones, CEO and Acting CFO, certify that:

     1. I have reviewed this annual report on Form 10-K/A of eMagin Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements report;

     3. Based on my knowledge, the financial statements, and other financial
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

May 6, 2003

/s/ Gary W. Jones
Chief Executive Officer
Acting Chief Financial Officer