Form 10QSB
period 2003-03-31
EMAGIN CORP
filed 2003-05-20
CIK 1046995

U.S. Securities and Exchange Commission W
                              ashington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2003 the Registrant had 37,859,063 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION


Index                                                                                                Page Number

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet as of March 31, 2003 and                                             3
              December 31, 2002

              Consolidated Statements of Operations for the Three-Months ended
              March 31, 2003 and March 31, 2002                                                               4

              Consolidated Statements of Cash Flows for the Three-Months ended
              March 31, 2003 and March 31, 2002                                                               5

              Consolidated Statement of Changes in Stockholder Equity from
              December 31, 2002 to March 31, 2003                                                             6

                  Selected Notes to Consolidated Financial Statements                                         7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           13

Item 3.       Controls and Procedures                                                                        24

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                26

Item 4.       Submission of Matters to a Vote of Security Holders                                            26

Item 5.       Other Information                                                                              26

Item 6.       Exhibits and Reports on Form 8-K                                                               26

SIGNATURE                                                                                                    28

CERTIFICATION

Exhibit 99.1     Certification of the CEO and Acting CFO pursuant to
                 18 USC Section 1350, as adopted pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002                                                       29



                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                       March 31, 2003    December 31, 2002
                                                                                      -----------------------------------
CURRENT ASSETS:                                                                                           (Restated)
   Cash and cash equivalents ......................................................   $      65,254    $      82,951
   Trade receivables, net of allowance for doubtful accounts of $36,144 and $36,144         350,664          240,136
         at March 31, 2003 and December 31, 2002, respectively
   Unbilled costs and estimated profits on contracts in progress ..................          75,359          125,359
   Inventory ......................................................................         375,839          250,998
   Prepaid expenses and other current assets ......................................         113,240          113,849
                                                                                      -----------------------------------
      Total current assets ........................................................         980,356          813,293

EQUIPMENT AND LEASEHOLE IMPROVEMENTS: .............................................       2,232,002        2,230,674
Less:  Accumulated Depreciation ...................................................      (1,721,944)      (1,596,142)
                                                                                      -----------------------------------
Total equipment and leasehold improvements, net ...................................         510,058          634,532

Intangible Assets .................................................................      18,020,000       18,020,000
Less: Accumulated Amortization ....................................................     (18,020,000)     (17,688,558)
                                                                                      -----------------------------------
Total intangible assets, net ......................................................            --            331,442

Other long-term assets ............................................................          47,873           55,117
                                                                                      -----------------------------------
      Total assets ................................................................   $   1,538,287    $   1,834,384
                                                                                      ===================================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...............................................................   $   7,350,964    $   6,381,036
   Accrued payroll and benefits ...................................................       1,249,387        1,031,958
   Other accrued expenses .........................................................       1,723,693        1,207,693
   Current portion of long-term debt ..............................................          51,426           49,275
   Deferred Revenue ...............................................................             500           30,400
   Other short term debt ..........................................................       5,710,889        5,690,889
   Other current liabilities ......................................................           2,274           23,505
                                                                                      -----------------------------------
      Total current liabilities ...................................................      16,089,133       14,414,756
                                                                                      -----------------------------------

LONG-TERM DEBT ....................................................................         227,577          227,742

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 31,285,838 and 30,854,980 ...................          31,286           30,855
   Additional paid-in capital .....................................................     119,544,643      119,221,277
   Deferred compensation ..........................................................        (351,598)        (462,983)
   Accumulated deficit ............................................................    (134,002,754)    (131,597,263)
                                                                                      -----------------------------------
      Total shareholders' equity ..................................................     (14,778,423)     (12,808,114)
                                                                                      -----------------------------------

                                                                                      -----------------------------------
      Total liabilities and shareholders' equity ..................................       1,538,287        1,834,384
                                                                                      ===================================

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months       Three Months
                                                          Ended             Ended
                                                    March 31, 2003     March 31, 2002
                                                    ----------------------------------

REVENUE:
  Contract revenue                                          $ -             $ 14,108
  Product revenue, net of returns                       465,379              143,919
                                                    ----------------------------------
    Total Revenue                                       465,379              158,027
                                                    ----------------------------------
Cost of Goods Sold:
  Production Costs                                    1,134,868                    -
  Sales Commissions                                      15,000                    -
                                                    ----------------------------------
    Total Cost of Goods Sold                          1,149,868                    -
                                                    ----------------------------------

Gross Profit (loss)                                    (684,489)             158,027

COSTS AND EXPENSES:
  Research and development, net of funding               21,848            2,144,766
  Amortization of purchased intangibles                 331,442              552,415
  Selling, general and administrative                 1,116,732            2,971,974
                                                    ----------------------------------
    Total costs and expenses, net                     1,470,022            5,669,155
                                                    ----------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                     (250,980)            (936,132)
  Interest income                                             -              (42,254)
                                                    ----------------------------------
     Other income (expense)                            (250,980)            (978,386)
                                                    ----------------------------------
Loss before provision for income taxes               (2,405,491)          (6,489,514)
                                                    ----------------------------------
PROVISION FOR INCOME TAXES                                    -                    -
    Net loss                                       $ (2,405,491)        $ (6,489,514)
                                                    ==================================

Basic and diluted loss per common share                 $ (0.08)             $ (0.24)

Weighted average common shares outstanding           30,731,934           26,669,919


                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months         Three Months
                                                                                 ended                ended
                                                                            March 31, 2003       March 31, 2002
                                                                         ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           ($2,405,491)        ($6,489,514)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                       124,474             663,440
   Amortization of  intangibles                                                        331,442                   -
   Non-cash charge for stock based compensation                                        111,385           1,336,926
   Non-cash interest related charges                                                   245,962             936,132
   Non-cash charge for services received                                               163,134             307,657
   Proceeds from sale of equipment, net                                                139,095
  Changes in operationg assets and liabilities, net of acquisition:
       Trade receivables                                                               110,528             318,705
       Unbilled costs and estimated profits on contracts in progress                   (50,000)            191,953
       Inventory                                                                       124,841                   -
       Prepaid expenses and other current assets                                          (609)           (217,538)
       Other long-term assets                                                           (7,244)              4,226
       Advanced payment on contracts to be completed                                         -             (13,583)
       Deferred Revenue                                                                (29,900)                  -
       Accounts payable, accrued expenses and accrued payroll                        1,109,701             757,605
       Other current liabilities                                                       (21,231)                  -
                                                                         ------------------------------------------
             Net cash used in operating activities                                     (53,913)         (2,203,991)
                                                                         ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases/Sales of equipment                                                              -             (84,745)
             Net cash used in investing activities                                           -             (84,745)
                                                                         ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                                -           2,465,517
   Proceeds from exercise of stock options and warrants                                 50,000                 887
   Proceeds from long and short term debt                                                    -           1,000,000
   Payments of long term debt and capital leases                                       (13,692)           (250,000)
                                                                         ------------------------------------------
             Net cash provided by financing activities                                  36,308           3,216,404
                                                                         ------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                            (17,606)            927,668
CASH AND CASH EQUIVALENTS, beginning of period                                          82,951             738,342
                                                                         ------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                              $ 65,345         $ 1,666,010
                                                                         ==========================================

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                   Additional
                                Common Stock                     Deferred          paid-in         Accumulated
                                Shares                           Compensation      Capital         Deficit           Total

Balance, December 31, 2002           30,854,980     $    30,855    $    (462,923)  $  119,221,276  $  (131,597,263)  $(12,808,115)
                                ================ =============== ================= =============== ================= ==============

Stock warrants exercised                 91,425              91                            49,909                           50,000
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
services                                339,433             340                           273,457                          273,796

-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred
compensation                                                              111,385                                          111,385

-----------------------------------------------------------------------------------------------------------------------------------

Net loss for period                                                                                     (2,405,491)    (2,405,491)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003           $  31,285,838      $   31,286    $     (351,598) $  119,544,643  $  (134,002,754)  $(14,778,425)
                                ================ =============== ================= =============== ================= ==============

   The accompanying notes are an integral part of these financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - NATURE OF BUSINESS

Fashion Dynamics Corporation (FDC) was organized January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the Merger). The merged company changed its name to eMagin Corporation (the "Company" or "eMagin") (Note 3). eMagin is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. eMagin's wholly-owned subsidiary, Virtual Vision Inc., develops and markets microdisplay systems and optics technology for commercial, industrial and military applications. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

As of January 1, 2003 the Company has completed its development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises". The financial statements results as of December 31, 2002 and the period ended March 31, 2002 have been restated to reflect the current status. The Company expects its product revenues to increase as we concentrate on trade revenue, once additional supplies begin to arrive and shipments of finished product again begin to ship. The effects on accounting for 2003 will be substantial. The majority of sales before 2003 were Contract Revenue in which our costs were treated as overall company losses. In 2002 we started minimal production. We initially shipped only developer kits and sample quantities of our SVGA+ OLED microdisplay product. We expanded the product line with a SVGA 3D product. We now provide both color and several variations of monochrome versions of these products. Our customers generally spend six to over twelve months evaluating and testing our product and developing their own end product, which uses our display before committing to larger orders. We expect the quantities of products shipped to increase as we receive the materials and supplies we ordered after our recent financing and we hire additional staff to increase our manufacturing capacity, enabling us to begin shipping products to fulfill our backlog of orders as well as ship new orders.

The cost of the products we sold in 2002 were predominately recorded in R&D and Direct Contracts as we modified our product to create commercial products. In the third quarter of 2002, we developed a glass cover that improved the robustness of our products.. In the fourth quarter of 2002, we purchased a machine that allowed us to produce the products in production quantities. In the first quarter of 2003, the machine came on-line.

In 2003 we will keep track of costs of production, classifying direct and indirect costs to costs of goods sold and tracking our gross profit. Although R&D is no longer our primary focus, we have a few employees that will work on projects to create new products and enhance existing products. We are working to secure new, R&D contracts to help create the next generation of lower cost and/or higher resolution products, as well as to develop other performance and life-luminance product enhancements. Contract R&D is expected to continue in 2003, but at proportionately much smaller levels than in prior years.

There can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence.

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

Note 4 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contract. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors. At present eMagin has no current research and development contracts.

In addition, the Company has product sales, which are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns based upon past experience. Adjustments to such returns are made as new information becomes available.

In 2003 we will keep track of costs of production, classifying direct and indirect costs to cost of goods sold and tracking our gross profit. Although R&D as our primary focus will end, we have a few employees that will occasionally work on projects to create new products and enhance existing products. At present, we have no direct contracts we are billing to, but we may at times be asked to work on a completed contract. Although we will not have any income from that work, it may provide a foundation for future contracts and we will record those costs in Direct Contracts.

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

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares totaling 39,686,573 have been excluded from the computation of diluted EPS for the three months ended March 31, 2003.

Note 7 - DEBT

On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor in connection with a secured note purchase agreement executed by the Company on November 27, 2001. This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments of $250,000 to certain investors who elected not to reinvest. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on November 1, 2005 as a result of a financing we completed in April 2003. Terms of the notes issued on January 14, 2002 also included a fixed conversion rate of $0.5264 per share. The Company also granted warrants purchasing 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain investors (the Investors") of the November 27, 2001 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices issued in November 2001 equivalent to the terms granted to the investors in January 2002.

The total of the intrinsic value of the warrants issued to the new Investor and the incremental intrinsic value of the repriced warrants of certain existing investors of approximately $480,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest expense over the original period of the debt.

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

In April 2003, we completed a financing pursuant to a global restructuring and secured note purchase agreement. In connection with such financing, the Investor agreed, to (a) amend the secured note issued to them, (b) terminate the security agreement dated November 20, 2001 that was entered into in connection with the purchase of the original secured notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the notes included (i) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (ii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to interest payments, conversions, default and assignment of the note.

On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and was due to mature on November 1, 2005 as a result of a financing we completed in April 2003. The Company also granted warrants, exercisable for a period of five years, to purchase 300,000 shares of common stock with an exercise price of $0.4257 per share to the investor; provided, however, this warrant may not be exercised by the investor so long as the investor is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act 1934. The fair value of the warrants issued to this Investor, which approximated $84,000, has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest expense over the period of the debt. Pursuant to the April 2003 financing described above, the investor agreed, to (a) amend the secured note issued to them, (b) terminate the security agreement dated June 20, 2002 that was entered into in connection with the purchase of the original secured notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the note included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the April 2003 secured note purchase agreement, (ii) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to interest payments, conversions, default and assignment of the note.

On August 21, 2002, the Company issued two Series B Convertible Debentures in the amount of $121,739 each. The debentures bear interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also includes a fixed conversion rate of $0.18 per share. Based on the terms of the loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. Due to the fact that the note holder had the option to convert the note immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $108,000 was recognized immediately as interest expense.

As of March 31, 2003, the Company was not in compliance with a certain debt covenant on its $3,000,000 debt payable to SK Corporation, as defined, and consequently defaulted on the note, causing the maturity date of the notes to accelerate and become immediately due (the "default"). Accordingly, at March 31, 2003, the original liability of the notes of $3,000,000, plus accrued but unpaid interest, is included in current liabilities in the accompanying consolidated balance sheet. In April 2003, the Company entered into an agreement to convert the principal and accrued interest to Common Stock at $1.28 per share, for a total of 2,495,833 shares. This transaction includes the original $3,000,000 net of approximately $114,000 original issue discount as well as approximately $43,000 in financing costs not amortized as of March 31, 2003.

The company has completed negotiations with various creditors. We have been mostly successful in obtaining lower negotiated payment requirements from our larger creditors. The company has begun to make negotiated payments on its debt, and expects to complete the negotiated payment amounts by June 30, 2003 as funds from the April 2003 financing arrive.

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

In January 2002, the Company negotiated settlement of amounts due to a related party for services previously rendered via issuance of 192,493 shares of common stock. As such, the Company recorded the fair value of the services received of approximately $135,000 in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2002.

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

In March 2003, the Company negotiated settlement of amounts due and amounts for future services to related parties for services rendered via issuance of 339,433 shares of common stock. As such, the Company recorded the fair value of the services received of approximately $273,796 in selling, general and administrative expenses, prepaid expenses and reduction of accounts payable in the accompanying audited consolidated statement of operations for the three months ended March 31, 2002. Also in March, we received $50,000 for the exercise of 91,415 warrants in exchange for shares of common stock used for general operating expenses.

Note 9 - STOCK COMPENSATION

As of March 31, 2003, we have outstanding options to purchase 5,811,681 shares. On October 9, 2002 the Company granted ten-year options to certain employees, officers and directors, as an incentive, to purchase an aggregate of 5,185,000 shares of common stock of the Company at an exercise price of $0.21 per share, as follows: (i) option grants to three officers of the Company and its subsidiaries to purchase an aggregate of 3,500,000 shares, exercisable commencing October 9, 2004; (ii) option grant to other employees, to purchase an aggregate of 1,425,000 shares, exercisable commencing October 9, 2004; (iii) option grant to two outside directors of the Company to purchase 200,000 shares, exercisable commencing October 9, 2004. The options have not been issued, pending the future availability of common shares for the options under the company's qualified option plan, or the approval of the 2003 Plan. Upon availability, the company may issue these options at which time the strike price will remain $0.21 and the difference between the strike price and the fair market value, if the strike price is under the fair market value at the date of issue, will be recognized as compensation expense. As of March 31, 2003, there were only approximately 100,000 shares available within the 2002 plan. The number of shares actually granted may be prorated to a much smaller number.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the first quarter of 2003 and 2002, respectively: (1) average expected volatility of 162% and 150%, (2) average risk-free interest rates of 3.64% and 6.00%, and (3) expected lives of five and ten years for the period ended March 31, 2003 and expected lives of five and eight years for year ended December 31, 2002.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three months ended March 31, 2003 and 2002.


  ----------------------------------------------- --------------------- ---------------------
  For the three months ended March 31, (In        2003                  2002
  thousands, except per share
  amounts)
  ----------------------------------------------- --------------------- ---------------------
  Net loss applicable to common stockholders',        $ (2,405,491)       $  (6,489,514)
  as reported
  ----------------------------------------------- --------------------- ---------------------
  Adjust:  Stock-based employee compensation
  expense determined under fair value method            (1,441,445)          (3,116,892)
  ----------------------------------------------- --------------------- ---------------------
   Pro forma net loss.                                $ (3,846,836)       $  (9,606,406)
  ----------------------------------------------- --------------------- ---------------------
  Net loss per share applicable to common
     stockholders':
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted , as reported                     $      (0.08)       $       (0.24)
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, pro forma                        $      (0.13)       $       (0.36)
  ----------------------------------------------- --------------------- ---------------------


Note 10 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. On January 31, 2003, eMagin adopted SFAS No. 143. The adoption of this standard did not have a significant impact on eMagin's consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company adopted SFAS No. 145 on January 1, 2003, the adoption had no effect on the financial results of the Company..

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. eMagin adopted SFAS No. 146 as of January 1, 2003. Upon adoption of SFAS 146, there was no effect on its financial position, cash flows or results of operations.

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

On April 30, 2003, the FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company has not yet completed its analysis of SFAS No. 149 and, therefore, the effect on the Company's combined financial statements of the implementation of SFAS No. 149, when effective, has not yet been determined. On May 15, 2003, the FASB issued Statement No. 150 ("FAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments.

o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets
o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts
o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

FAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS No. 150 and, therefore, the effect on the Company's combined financial statements of the implementation of SFAS 150, when effective, has not yet been determined.

Note 11 - RECLASSIFICATIONS

Certain amounts in the March 31, 2002 financial statements have been reclassified to conform to the March 2003 classification. As of January 1, 2003 the Company has completed its development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises". The financial statements results as of December 31, 2002 and the period ended March 31, 2002 have been restated to reflect the current status.

NOTE 12 - SUBSEQUENT EVENTS

On April 25, 2003, we entered into a global restructuring and secured note purchase agreement with a group of several accredited institutional and individual investors whereby the Investors agreed to lend us $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9.00% secured convertible promissory notes due on November 1, 2005 and (ii) warrants to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), such warrants are exercisable for a period of three (3) years.

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

The company is currently assessing the impact of these transactions. We estimate that approximately $3.6 million accounts payable will be written down and/or reclassed to short and long term debt, as well as approximately $5.7 of short term debt will be reclassed to long term debt.

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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of March 31, 2003, we had recognized approximately $2.6 million from sales of our products, and have a backlog of more than $27 million in products ordered for delivery through 2004. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer, that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Our history has been as a developmental stage company. As of January 1, 2003, we are no longer a development stage Company. We have transitioned to manufacturing our product and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Most of our operating expenses are fixed in the near term. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues

Revenues for the three months ended March 31, 2003 were $0.5 million, as compared to $0.2 million for the three months ended March 31, 2002. Current year revenues consisted totally of product sales and increased by $0.3 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. We ended the first quarter with a backlog of over $27 million sales orders primarily for delivery through 2004. Government R&D contract revenues decreased by $14 thousand, from $14,000 to $0 for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Government R&D contract revenues will remain significantly lower in 2003 as the company focuses on product revenues rather than performing Government R&D contracts, although product revenues include sales to government contractors which are funded by Government development or procurement contracts.

Costs and Expenses

Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production, inventory loss and outside commissions. Cost of goods sold for the three months ended March 31, 2003 was $1.1 million. We were not in full production in 2002 and had no cost of goods sold to compare against. Gross profit (loss) was ($.7) million for the three months ended March 31, 2003 due primarily to line stoppages resulting from lack of production materials as well as machinery downtime.

Research and Development. Research and development expenses for previous years include salaries, development materials, equipment leases and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. In 2003, research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products. Gross research and development expenses for the three months ended March 31, 2003 were $22 thousand. For the same period in 2002, the Company's gross research and development expenses were $2.2 million. Of these amounts, the Company received $0 and $27 thousand, respectively, in cost sharing from the U.S. Government. The $2.2 million decrease in gross expenses for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months ended March 31, 2003 were $1.4 million as compared to $3.5 million for the three months ended March 31, 2002. The $2.1 million decrease was primarily due to decreases in marketing activity, personnel costs, and patent filings resulting from an overall management effort to reduce costs. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities. Included in selling, general and administrative expenses are non-cash expenses related to stock-based compensation amortization. Non-cash stock-based compensation expense for the three months ending March 31, 2003 was $0.1 million as compared to $1.3 million for the three months ended March 31, 2002. The non-cash stock-based compensation expense for the three months ending March 31, 2003 decreased by $1.2 million. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at below fair market values. The amortization is done over the vesting period of such options.

Amortization of Purchased Intangibles. Amortization and write down of purchased intangibles expense for the three months ending March 31, 2003 was $0.3 million as compared to $0.6 million for the three months ended March 31, 2002. The decrease of $0.3 million in these non-cash charges is the result of the purchased intangibles being fully amortized.

Other Income (Expense). Other income (expenses) for the three months ending March 31, 2003 was ($0.2) million as compared to $1.0 million for the three months ended March 31, 2002. The decrease of $0.8 million in expense for this non-cash charge was due primarily to the decrease in debt discount from the beneficial conversion of a bridge loan entered into by the company in and interest expense and penalties on additional debt in 2002 that was not repeated in 2003.

Liquidity and Capital Resources

Current Financial Position and Need for Additional Financing

In April 2003, the Company closed on a $6 million financing (see Changes in Securities and Use of Proceeds, Part II Item - 2). We estimate $6 million to be the minimum required to support us until we begin realizing profits from production in sufficient amount to become profitable through production alone, No assurance can be given that our estimates will prove to be correct, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

eMagin has been negotiating with certain creditors regarding operating leases and certain payables where eMagin is in default on payments. During April 2003, eMagin reached agreements with certain creditors and these agreements were primarily conditioned upon actions to be taken and installment payments to be made by eMagin through June 30, 2003. Although eMagin will make every effort to comply with the requirements, unforeseen events may make it impossible to comply. Serious financial consequences could occur in relation to our default on the agreements.

We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by a combination of additional equity or debt financing, and revenues generated by sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

Substantially all of our revenues to date have been derived from research and development contracts with the U.S. federal government. We received revenues from government contracts of $0 for the three months ended March 31, 2003 as compared to $14 thousand for the three months ended March 31, 2002. These figures do not include our government contracts in which we provided a cost-share. We anticipate that our total revenues from government contracts in 2003 will be substantially lower than in previous years. We currently have no contracts that we are actively engaged on. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated, they may be withdrawn based on changes in government priorities.

We have received purchase agreements for our products to be delivered now through 2004 and into early 2005. Management believes that the prospects for growth of product revenue remain high.

Our customer schedules have been necessarily pushed out due to our financing issues, but these shipments are being renegotiated now that the funding is committed. We do not currently anticipate any significant loss of business as a result of our prior financing related product ramp delays, other than the shift in out of delivery schedules. We must ramp our supplies and staffing quickly and efficiently to meet the anticipated shipping schedules. A significant level of effort will be required.

Orders for supplies were placed during the 2-3 weeks after the financing. A 3-month supply delivery schedule and one month in house production cycle is anticipated before shipments can begin ramping. Some earmarked supplies are already in hand for customers that provided prepayments for supplies in late 2002 and for small quantity deliveries. Initial supply orders will be modest until we insure our supplier quality is high after a long stagnant period of time. Continuous monthly orders of wafers, Circuit Boards, and other supplies are planned to insure a continuing product flow to customers, after the supplier re-qualification cycle.

We are in the early phases of production, although our progress has been impeded by our prior cash position. Anticipated increased shipments in the first quarter were delayed, primarily due to our inability to purchase raw materials. Based on the planned schedule, we should have resolved our supplier issues and be able to product quantities in the late third Quarter.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, timely market acceptance of our products and our customer's product, and other factors. We expect to carefully devote capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Any delays could change the cash requirements of the company. While we believe that we are in position to handle a significant production increase, there can be no assurance that we will not experience some issues relating to yield and throughput risk that could result in production delays.

Factors Which May Affect Future Results

In evaluating our business, prospective investors and shareholders should carefully consider the risks factors,, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2003 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

If we do not obtain additional cash to operate our business, we may not be able to execute our business plan and may not achieve profitability. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover these added losses, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. To the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

The financing commitments provided in April 2003 substantially improves our probability of success, but there is no guarantee that any additional expenses or delays may not adversely effect our cash requirements beyond that provided by the recent financing. Any significant delay in revenue or increased expense could result in the default of the secured note agreement, which could result in a significant or total loss of any unsecured investments in eMagin.

We may not be able to satisfy The American Stock Exchange's (the "Exchange") continued listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain continued listing requirements, including, but not limited to, the requirement that our common stock not sell for a substantial period of time at a low price per share, the requirement that we maintain a minimum of $2 million in shareholder equity. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock. If the Exchange were to determine that we were filing to satisfy the minimum shareholder equity standards, then we may be required to establish a plan to increase the shareholder equity to over $2 million. The financing that we completed in April 2003 was debt based, and did not directly increase shareholder equity. However, shareholder equity did improve through the related conversion of other debt to stock and through negotiated write downs of debt that are expected to be completed before June 30, 2003. Nevertheless, there will still be a substantial gap remaining that may increase in subsequent quarters before it beings to improve. If this additional equity cannot be accomplished through operations, then it may be done through the sale of equity which could result in additional dilution to existing shareholders. The failure to satisfy any Exchange concerns regarding the minimum equity standards could result in a delisting of our common stock from the Exchange. We currently have no outstanding communications from regulatory agencies concerning noncompliance with or deficiencies in financial reporting or other practices, other than requirement for the 2001 annual meeting delay that is currently planned for July 2, 2003 in conjunction with the 2002 annual meeting. Other as yet unidentified issues may arise that could adversely effect the financial or the potential listing status of the company.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of March 31, 2003, were $32.1 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $134. million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We were previously primarily dependent on U.S. government contracts. The majority of our revenues to date have been derived from research and development contracts with the U.S. federal government. We cannot continue to rely on such contracts for revenue. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that we will be successful in obtaining new government contracts. Our inability to obtain revenues from government contracts could have a material adverse effect on our results of long-term operations, unless substantial product or non-government contract revenue offsets any lack of government contract revenue, unless substantial product or non-government contract revenue offsets any lack of government contract revenue

Risks Related To Our Intellectual Property

We rely on our license agreement with Eastman Kodak for the development of our products, and the termination of this license, Eastman Kodak's licensing of its OLED technology to others for microdisplay applications, or the sublicensing by Eastman Kodak of our OLED technology to third parties, could have a material adverse impact on our business. Our principal products under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents held by Eastman Kodak, relating to OLED display technology. Eastman Kodak's patents expire at various times in the future. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

We may not be successful in protecting our intellectual property and proprietary rights. We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for eMagin. We have not been in a financial position to properly protect all of our intellectual property, and may not be in a position to properly protect our position or stay ahead of competition in new research and the protecting of the resulting intellectual property.

Risks Related To the Microdisplay Industry

The commercial success of the microdisplay industry depends on the widespread market acceptance of microdisplay systems products. The market for microdisplays is emerging. Our success will depend on consumer acceptance of microdisplays as well as the success of the commercialization of the microdisplay market. As an OEM supplier, our customer's products must also be well accepted. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market. The viewfinder microdisplay market sector is well established with entrenched competitors who we must displace.

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

The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant quantities. We expect to begin commercial production during 2003 and 2004 to meet anticipated demand for our products. If we are unable to produce our products in sufficient quantity, we will be unable to attract customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

We are dependent on a single manufacturing line. We initially expect to manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully.

Risks Related To Our Business

Our success depends in a large part on the continuing service of key personnel. Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel including Gary W. Jones, our Chief Executive Officer. This is especially an issue while the company staffing is small. We will also need to recruit additional management in order to expand according to our business plan. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

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

We generally do not have long-term contracts with our customers. Our business is operated on the basis of short-term purchase orders and we cannot guarantee that we will be able to obtain long-term contracts for some time. Our current purchase agreements can be cancelled or revised without penalty or a minimal penalty, depending on the circumstances. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, out business may suffer and the value of your investment in the Company may decline.

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

We may need to obtain additional financing, which may not be available on suitable terms, and as a result our ability to grow or continue existing operations may be limited. Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including our success in completing the development of our products, manufacturing and marketing our products and competing technological and market developments. We may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. In addition, substantial additional capital may be required in the future to fund product development and product launches. No assurance can be given that such additional financing will be available or that, if available, such financing will be obtainable on terms favorable to our shareholders or us. To the extent we raise additional capital by issuing equity or securities convertible into equity, our current shareholders will suffer dilution in ownership. If needed capital is unavailable, our ability to continue to operate and grow our business could be adversely affected. Even if capital is available at acceptable cost, we might not be able to manage growth effectively.

Our business depends to some extent on international transactions. We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. Some customers in other countries have longer receivable periods or warranty periods. In addition, many of the OEMs that are the most likely long-term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could give expose us to various risks including management of a multi-national organization, the complexities of complying with foreign law and custom, political instability and the complexities of taxation in multiple jurisdictionsOur business may expose us to product liability claims. Our business exposes us to potential product liability claims. Although no such claim has been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the faulty design or manufacture of our products. While we plan to maintain product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits, fall outside the scope of such coverage, or that such insurance will continue to be available at commercially reasonable rates, if at all.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2003, we have outstanding options to purchase 5,811,681 shares. There are also outstanding warrants to purchase 6,349,060 shares of common stock. Conversion of the secured notes is not certain, even if the share price increases substantially. If the secured were to convert, they would result in additional outstanding common shares.

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

ITEM 3:  Controls and Procedures

As of March 31, 2003, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 21, 2003, eMagin and IBM entered into a Stipulation in order to settle an eviction proceeding originally commenced by IBM against eMagin on or about April 9, 2003. Thereafter, in accordance with the Stipulation, on April 23, 2003 the Stipulation was presented to, and approved by, the court, and a Judgment was issued in favor of IBM. Pursuant to the Judgment and Stipulation,
(i) eMagin paid IBM all rent due and owing to IBM, and (ii) IBM was awarded possession of the leased premises, was issued a warrant to remove eMagin from possession of the leased premises, and obtained a monetary judgment for rent arrears in the sum of Eight Hundred Thirteen Thousand Fifty Five and 65/100 ($813,055.65) Dollars, which sum is to be paid in equal monthly installments during the period commencing May 1, 2003 and ending on March 1, 2004.

Such Judgment is being held in escrow by IBM's attorney and the warrant of eviction is being stayed, so long as the Company continues to timely pay make the installment payments during the next 12 months and any additional rent and/or other sums due under the Lease.

Item 2. Changes in Securities and Use of Proceeds

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

Interest is payable on the notes at a rate of 9% per annum and, at our option, may be paid through the delivery of shares of our common stock (registered pursuant to the registration rights agreement referred to below) in lieu of cash interest payments. Subject to certain limitations, the notes may be converted, at the option of the holder, in whole or in part, into common shares with a conversion price equal to $0.7742 per share, 105% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date (April 25, 2003). The exercise price of the warrants on a per share basis is $.8110, an amount equal to 110% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date (April 2003) .

As part of the transactions, the existing the holders of an aggregate of $1,625,000 principal amount of secured notes that were purchased pursuant to a secured note purchase agreement entered into as of November 27, 2001, and the holder of a $200,000 principal amount secured note that was purchased pursuant to a secured note purchase agreement entered into as of June 20, 2002, agreed to
(a) amend their respective notes issued to them, (b) terminate the respective security agreements dated November 20, 2001 and June 20, 2002 that were entered into in connection with the purchase of their notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in this new round of financing (subject to the terms and conditions set forth in the April 2003 secured note purchase agreement). The amendments to the notes included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the April 2003 secured note purchase agreement, (ii) extending the maturity dates of the notes from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the notes, including provisions relating to interest payments, conversions, default and assignments of the notes.

In connection with the completion of the transactions under the April 2003 securities purchase agreement, we also entered into a security agreement with the Investors dated as of April 25, 2003, and a registration rights agreement dated as of April 25, 2003 providing the investors with certain registration rights under the Securities Act of 1933, as amended, with respect to our common stock issued or issuable in lieu of cash interest payments on the notes, upon conversion of the notes and/or exercise of the warrants.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits List

EXHIBIT
NUMBER                         DESCRIPTION

99.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 issued by the Chief Executive Officer and Acting Chief Financial Officer.

(b) Reports on Form 8-K

The Company filed four reports on form 8-K during the quarter ended March 31, 2003. Information regarding the items reported on is as follows:

DATE OF REPORT                      ITEM REPORTED ON


January 15, 2003                         Disclosed  that eMagin and  Travelers
                                         agreed to extend the maturity  date of
                                         the  Convertible Promissory Note from
                                         December 31, 2002 to January 31, 2003.

                                         Disclosed that eMagin and Mr. Mortimer
                                         D.A. Sackler agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note December 31, 2002 to
                                         January 31, 2003.

                                         Disclosed that eMagin and
                                         Ginola Limited agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note from December 31, 2002
                                         to January 31, 2003.

                                         Disclosed that eMagin and
                                         Jack Rivkin agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note from December 31, 2002
                                         to January 31, 2003.

February 7, 2003                         Disclosed  that eMagin and  Travelers
                                         agreed to extend the maturity  date of
                                         the Convertible Promissory Note from
                                         January 31, 2003 to February 28, 2003.

                                         Disclosed that eMagin and Mr. Mortimer
                                         D.A. Sackler agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note January 31, 2003 to
                                         March 31, 2003.

                                         Disclosed that eMagin and
                                         Ginola Limited agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note from January 31, 2003
                                         to March 31, 2003.

                                         Disclosed that eMagin and
                                         Jack Rivkin agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note from January 31, 2003
                                         to March 31, 2003.

March 7, 2003                            Disclosed  that eMagin and  Travelers
                                         agreed to extend the maturity  date of
                                         the  Convertible Promissory Note from
                                         February 28, 2003 to June 30, 2003.

                                         Disclosed that eMagin and Mr. Mortimer
                                         D.A. Sackler agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note March 31, 2003 to June
                                         30, 2003.

                                         Disclosed that eMagin and
                                         Ginola Limited agreed to extend the
                                         maturity date of the Secured
                                         Convertible Note from March 31, 2003 to
                                         June 30, 2003.

April 28, 2003                           Disclosed that eMagin had completed a
                                         $6 million  financing as of April 25,
                                         2003, and that the holders of its
                                         Convertible Promissory Note and Secured
                                         Convertible Notes that were set to
                                         mature on June 30, 2003 had either
                                         agreed to convert their debt into
                                         equity of the Company or had agreed to
                                         extend the  maturity  date of their
                                         Notes to November  1, 2005.  Disclosed
                                         that eMagin entered into a registration
                                         agreement with investors above
                                         investors.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              eMAGIN CORPORATION


Dated:  May 20, 2003                       By:/s/ Gary W. Jones
                                                --------------------------------
                                                  Gary W. Jones
                                                  Chief Executive Officer and
                                                  Acting Chief Financial Officer


Certification of Principal Executive Officer and Acting Chief Financial Officer

I, Gary W. Jones, Chief Executive Officer and Acting Chief Financial Officer of eMagin Corporation, certify that:

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

Date: May 20, 2003


                                          /s/ Gary W. Jones
                                              ---------------------------------
                                        Name: Gary W. Jones
                                       Title: Chief Executive Officer
                                              and Acting Chief Financial Officer
                                       33