Form 10QSB
period 2003-06-30
EMAGIN CORP
filed 2003-08-19
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ________________

                               eMAGIN CORPORATION
        (Exact name of small business issuer as specified in its charter)

                        Commission file number: 000-247

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2003 the Registrant had 38,502,090 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION


Index                                                                                                Page Number

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2003 (Unaudited) and                                    3
              December 31, 2002 *

              Unaudited Consolidated Statements of Operations for the Three and Six Months ended
              June 30, 2003 and June 30, 2002                                                                 4

              Unaudited Consolidated Statements of Cash Flows for the Six Months ended
              June 30, 2003 and June 30, 2002                                                                 5

              Unaudited Consolidated Statement of Changes in Stockholder Equity from
              December 31, 2002 to June 30, 2003                                                              6

              Selected Notes to Consolidated Financial Statements                                             7

* Information with respect to December 31, 2002 is derived from our audited financial statements included on form 10KSB

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           16

Item 3.       Controls and Procedures                                                                        26

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              27

Item 2.       Changes in Securities and Use of Proceeds                                                      27

Item 3.       Defaults Upon Senior Securities                                                                28

Item 4.       Submission of Matters to a Vote of Security Holders                                            29

Item 5.       Other Information                                                                              29

Item 6.       Exhibits and Reports on Form 8-K                                                               29

SIGNATURE                                                                                                    30

                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                          June 30, 2003   December 31, 2002
                                                                                      ---------------------------------
CURRENT ASSETS:                                                                         (Unaudited)
   Cash and cash equivalents ......................................................   $     530,524    $      82,951
   Trade receivables, net of allowance for doubtful accounts of $37,398 and $36,144         407,154          240,136
         at June 30, 2003 and December 31, 2002, respectively
   Unbilled costs and estimated profits on contracts in progress ..................          75,359          125,359
   Inventory ......................................................................         522,299          250,998
   Prepaid expenses and other current assets ......................................       1,044,755          113,849
                                                                                       -------------   --------------
      Total current assets ........................................................       2,580,091          813,293

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: .............................................       2,341,621        2,230,674
Less:  Accumulated Depreciation ...................................................      (1,846,169)      (1,596,142)
                                                                                       -------------   --------------
Total equipment and leasehold improvements, net ...................................         495,452          634,532

Intangible Assets .................................................................      18,020,000       18,020,000
Less: Accumulated Amortization ....................................................     (18,020,000)     (17,688,558)
                                                                                       -------------   --------------
Total intangible assets, net ......................................................            --            331,442

Other long-term assets ............................................................         109,407           55,117
                                                                                       -------------   --------------
      Total assets ................................................................   $   3,184,950    $   1,834,384
                                                                                       =============   ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...............................................................   $     324,860    $   6,381,036
   Accrued payroll and benefits ...................................................       1,207,646        1,031,958
   Other accrued expenses .........................................................       1,041,716        1,207,693
   Current portion of long-term debt ..............................................         408,171           49,275
   Other short term debt ..........................................................       1,617,340        5,690,889
   Other current liabilities ......................................................             500           53,905
                                                                                       -------------   --------------
      Total current liabilities ...................................................       4,600,233       14,414,756
                                                                                       -------------   --------------

NOTES PAYABLE .....................................................................       1,815,872             --

OTHER LONG-TERM DEBT ..............................................................       3,141,460          227,742

SHAREHOLDERS' EQUITY:
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding -  38,061,383 and 30,854,980 ..................          38,172           30,855
   Additional paid-in capital .....................................................     127,339,654      119,221,277
   Deferred compensation ..........................................................        (263,587)        (462,983)
   Accumulated deficit ............................................................    (133,486,854)    (131,597,263)
                                                                                       -------------   --------------
      Total shareholders' equity ..................................................      (6,372,615)     (12,808,114)
                                                                                       -------------   --------------


      Total liabilities and shareholders' equity ..................................   $   3,184,950    $   1,834,384
                                                                                       =============   ==============

                   See selected notes to financial statements
              eMAGIN CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited)

                                                Three Months  Three Months    Six Months    Six Months
                                                    Ended         Ended          Ended         Ended
                                                June 30, 2003 June 30, 2002  June 30, 2003 June 30, 2002

REVENUE:
  Contract revenue                                        $ -           $ -            $ -      $ 14,108
  Product revenue, net of returns                     306,991       268,127        772,370       412,046
                                                ---------------------------------------------------------
    Total Revenue                                     306,991       268,127        772,370       426,154
                                                ---------------------------------------------------------
Cost of Goods Sold:
  Costs of goods sold                                 122,441             -      1,257,309             -
  Sales Commissions                                         -             -         15,000             -
                                                ---------------------------------------------------------
    Total Cost of Goods Sold                          122,441             -      1,272,309             -
                                                ---------------------------------------------------------

Gross Profit (loss)                                   184,550       268,127       (499,939)      426,154

COSTS AND EXPENSES:
  Research and development, net of funding                  -     3,343,048         21,848     5,487,814
  Production expense                                  895,366             -        895,366
  Amortization of purchased intangibles                             110,483        331,442       662,898
  Gain on payable forgiveness                      (1,885,423)                  (1,885,423)
  Selling, general and administrative                 633,702       379,473      1,750,434     3,351,447
                                                ---------------------------------------------------------
    Total costs and expenses, net                    (356,355)    3,833,004      1,113,667     9,502,159
                                                ---------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                   (234,526)     (627,344)      (485,506)   (1,563,476)
  Interest income                                                   128,690              -       128,690
 Other Income (expense)                               209,520        62,487        209,520        20,233
                                                ---------------------------------------------------------
     Other income (expense)                           (25,006)     (436,167)      (275,986)   (1,414,553)
                                                ---------------------------------------------------------

Gain (loss) before provision for income taxes         515,899    (4,001,044)    (1,889,592)  (10,490,558)
                                                ---------------------------------------------------------
PROVISION FOR INCOME TAXES                                  -             -              -             -
                                                ---------------------------------------------------------
    Net income (loss)                               $ 515,899   $(4,001,044)   $(1,889,592) $(10,490,558)
                                                =========================================================


Basic gain (loss) per common share                     $ 0.02       $ (0.13)       $ (0.06)      $ (0.37)
Diluted gain (loss) per common share                   $ 0.02       $ (0.13)       $ (0.06)      $ (0.37)

Weighted average common shares outstanding         34,037,250    30,294,980     32,393,723    28,482,450

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Six Months           Six Months
                                                                                    ended                ended
                                                                                June 30, 2003        June 30, 2002
                                                                            ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (1,889,592)      $ (10,490,557)
Adjustments to reconcile net loss to net cash
        used in operating activities-
   Depreciation and amortization                                                          245,661             912,575
   Writedown of goodwill and purchased intangibles                                        331,442                   -
   Loss on sale of assets                                                                       -                 437
   Amortization of debt discount                                                           53,169            (182,516)
   Non-cash compensation for beneficial conversion                                         24,688                   -
   Non-cash charge for stock based compensation                                           199,396             980,972
   Non-cash interest related charges                                                      409,305           1,538,138
   Non-cash charge for services received                                                  153,121                   -
   Non-cash debt restructure                                                           (1,885,423)                  -
   Proceeds from sale of equipment, net                                                   209,520                   -
  Changes in operating assets and liabilities:
       Trade receivables                                                                 (167,018)           (311,170)
       Unbilled costs and estimated profits on contracts in progress                       50,000            (269,253)
       Inventory                                                                         (271,300)            354,887
       Prepaid expenses and other current assets                                       (1,035,908)            179,693
       Other long-term assets                                                              50,710             (14,447)
       Advanced payment on contracts to be completed                                        9,385             332,597
       Deferred Revenue                                                                   (29,900)                  -
       Accounts payable, accrued expenses and accrued payroll                             850,209           1,810,585
       Other current liabilities                                                         (204,214)                  -
                                                                            ------------------------------------------
             Net cash used in operating activities                                     (2,896,749)         (5,158,059)
                                                                            ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                (109,619)            (84,745)
                                                                            ------------------------------------------
             Net cash used in investing activities                                       (109,619)            (84,745)
                                                                            ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                                   -           3,475,620
   Proceeds from exercise of stock options and warrants                                   103,940                 887
   Proceeds from long and short term debt                                               3,350,000           1,200,000
   Payments of long term debt and capital leases                                                -             (15,097)
                                                                            ------------------------------------------
             Net cash provided by financing activities                                  3,453,940           4,661,410
                                                                            ------------------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENT'S                                               447,572            (581,394)
CASH AND CASH EQUIVALENTS, beginning of period                                             82,951             738,342
                                                                            ------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                             $    530,523       $     156,948
                                                                            ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH FINANCING ACTIVITIES:
Settlements of long term debt and payables in shares of common stock                    4,845,537                   -
Interest prepaid in shares of common stock                                                748,116                   -



                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Additional
                                         Common Stock                Deferred         Paid-in        Accumulated
                                    Shares             $           Compensation       Capital          Deficit           Total

Balance, December 31, 2002           30,854,980     $    30,855    $    (462,983)    119,221,276      (131,597,263)   (12,808,115)
                                ================ =============== ================= ==============  ================= ==============

Stock warrants exercised                 91,425              91                           49,909                            50,000
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
services                                339,433             340                          273,457                           273,796
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred
compensation                                                              111,385                                          111,385
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for period                                                                                     (2,405,491)     (2,405,491)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003           $  31,285,838       $   31,286     $   (351,598) $ 119,544,643      (134,002,753)    (14,778,422)


-----------------------------------------------------------------------------------------------------------------------------------
Conversion to common stock for        4,633,590           4,633                        4,239,260                         4,243,893
debt
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for            125,002             125                           91,970                            92,095
services
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of options                     129,675             130                           53,810                            53,940
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for          1,997,840           1,998                        1,409,971                         1,411,969
payable forgiveness
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred                                                   88,011                                           88,011
compensation
-----------------------------------------------------------------------------------------------------------------------------------
Warrants issued with                                                                   1,383,203                         1,383,203
convertible notes payable
-----------------------------------------------------------------------------------------------------------------------------------
Beneficial conversion on                                                                 616,797                           616,797
financing
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) for period                                                                                515,899        515,899
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003               38,171,945        $ 38,172        $ (263,587) $ 127,339,654     $ (133,486,854)  $ (6,372,615)
                                ================ =============== ================= ==============  ================= ==============
-----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.



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

The cost of the products we sold in 2002 were predominately recorded in R&D and Direct Contracts as we modified our product to create commercial products. In the third quarter of 2002, we developed a glass cover that improved the robustness of our products. In the fourth quarter of 2002, we purchased a machine that allowed us to produce the products in production quantities. In the first quarter of 2003, the machine came on-line.

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


Note 3 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its research and development activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contract. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors. The company is currently under contract to one or more entities for research and development, and expects to undertake activities and realize revenues related to such research and development work in future quarters.

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

Note 5 - NET (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, net income (loss) per common share amounts ("basic EPS") were computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options, warrants and convertible debt where all contingencies have been met. Common equivalent shares totaling 13,247,270 have been excluded from the computation of diluted EPS for the three and six months ended June 30, 2003, which include 961,260 weighted options in-the-money, 826,147 weighted warrants in-the-money and 11,459,863 convertible shares. Common equivalent shares totaling 11,767,740 have been excluded from the computation of diluted EPS for the three and six month period ending June 30, 2002.


Note 6 - DEBT

         ----- --------------------------------------- -----------------------
         a     Current portion of long term debt            $       408,171
         ----- --------------------------------------- -----------------------
         b     Other short term debt                              1,617,340
         ----- --------------------------------------- -----------------------
         c     Notes payable                                      1,815,872
         ----- --------------------------------------- -----------------------
         d     Other long term debt                               3,141,460
         ----- --------------------------------------- -----------------------
         e     Total debt                                   $     6,982,843
         ----- --------------------------------------- -----------------------


(a) This amount includes (i) $11,374 due to Citicorp leasing over the next 12 months in lease payments for equipment; and (ii) $42,297 due to IBM over the next 12 months for leasehold improvements; and (iii) $354,500 due to Finova over the next twelve months in lease payments for equipment.

(b) On April 25, 2003, we entered into a global restructuring and secured note purchase agreement with a group of several accredited institutional and individual investors whereby the Investors agreed to lend us $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9.00% secured convertible promissory notes due and payable on November 1, 2005 and (ii) warrants to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), such warrants are exercisable for a period of three (3) years.

Interest is payable on the notes at a rate of 9% per annum and, at our option, may be paid through the delivery of shares of our common stock (registered pursuant to the registration rights agreement referred to below) in lieu of cash interest payments on the maturity date of the loan, November 1, 2005. Subject to certain limitations, the notes may be converted, at the option of the holder, in whole or in part, into common shares with a conversion price equal to 105% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date. The exercise price of the warrants on a per share basis is $.8110, an amount equal to 110% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date.

Receipt of the $6 million financing is payable in increments according to a set schedule through October 2003. As of June 30, 2003 we received $3,350,000. In June 2003, the company recorded $1,289,575 for the debt discount and $510,425 for the beneficial conversion as paid in surplus, which is amortized through November 2005. For the quarter ended June 30, 2003, $67,340 has been amortized to interest expense.

The terms of the notes contain certain revisions, including financial and other covenants, which covenants relate to expenses, direct cost of goods sold, revenue and quarterly revenue. In the event that the company is not in compliance with these covenants, 50% or more of the holders of the notes (in terms of the aggregate dollar value of the principal of the notes then issued and outstanding under the note purchase agreement) would be able to call an event of default. As of the date of the final tranche closing related to the April 2003 financing, we were in violation of one of the representations and warranties contained in the Note Purchase Agreement, which violation may be deemed to constitute a default under the promissory notes issued in connection with the April

2003 financing. Such violation relates to the litigation commenced by Vertical Ventures. We are in the process of seeking to obtain a forbearance from a majority in interest of the investors in the April 2003 Financing pursuant to which they will agree not to enforce their remedies for such event of default. We have reclassified this debt to short term debt until the forbearance is obtained.

c) This amount includes (i) On August 21, 2002, the Company issued two Series B Convertible Debentures in the amount of $121,739 each. The debentures bear interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also includes a fixed conversion rate of $0.18 per share. Based on the terms of the loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. Due to the fact that the note holder had the option to convert the note immediately upon execution of the agreement, the value of the beneficial conversion feature of approximately $108,000 was recognized immediately as interest expense. As of June 30, 2003, we show $31,561 balance to be amortized.

(ii) On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor in connection with a secured note purchase agreement executed by the Company on November 27, 2001. This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments of $250,000 to certain investors who elected not to reinvest. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on November 1, 2005 as a result of a financing we completed in April 2003. Terms of the notes issued on January 14, 2002 also included a fixed conversion rate of $0.5264 per share. The Company also granted warrants purchasing 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain investors (the "Investors") of the November 27, 2001 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices issued in November 2001 equivalent to the terms granted to the investors in January 2002.

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

In addition, based on the terms of the bridge loan arrangement, the conversion terms of the debt provide for a beneficial conversion feature. The total value of the beneficial feature of the new debt and the incremental value of the reset conversion feature of the existing debt of approximately $780,000 was recorded at January 14, 2002 as non-cash interest expense.

In connection with the April 2003 financing described above, the Investor agreed, to (a) amend the secured note issued to them, (b) terminate the security agreement dated November 20, 2001 that was entered into in connection with the purchase of the original secured notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the notes included (i) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (ii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to default and assignment of the note. The defaults of this note were modified to the same conditions as the new financing.

(iii) On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and was due to mature on November 1, 2005 as a result of a financing we completed in April 2003. The Company also granted warrants, exercisable for a period of five years, to purchase 300,000 shares of common stock with an exercise price of $0.4257 per share to the investor; provided, however, this warrant may not be exercised by the investor so long as the investor is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act 1934. The fair value of the warrants issued to this Investor, which approximated $84,000, has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest  expense  over the  period of the  debt.  Pursuant  to the  April  2003 financing described above, the investor agreed, to (a) amend the secured note issued to them, (b) terminate the security agreement dated June 20, 2002 that was entered into in connection with the purchase of the original secured notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the note included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the April 2003 secured note purchase agreement, (ii) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to interest payments, conversions, default and assignment of the note. Due to the amendment to a convertible note, we recorded $106,372 beneficial conversion discount and $93,628 original debt discount, to be amortized through November 2005. For the quarter ended June 30, 2003, $10,517 has been amortized to interest expense.

(d) This amount includes (i) $42,581 due to Citicorp leasing as long-term debt for lease payments for equipment; and (ii) $3,879 due to IBM as long-term debt for leasehold improvements; and (iii) $3,095,000 due to Finova as long-term debt in lease payments and mandatory buyout for equipment.

(e) In April 2003, we entered into an agreement to convert $3 million principal note to Common Stock at a conversion price from the original agreement of $1.28 per share, for a total of 2,495,833 shares. This transaction includes the original $3,000,000 net of approximately $114,000 original issue discount as well as approximately $43,000 in financing costs not amortized as of the date of stock issuance.

Also in April 2003, we also entered into an agreement to convert $1 million principal convertible note plus related interest into our common stock at a conversion price from the original agreement of approximately $0.53 per share, for a total of 2,137,757 shares.



Note 7 - Debt Restructure

In connection with the completion of the transactions under the note purchase agreement, we entered into a security agreement with the Investors dated as of April 25, 2003, and a registration rights agreement dated as of April 25, 2003 providing the investors with certain registration rights under the Securities Act of 1933, as amended, with respect to our common stock issued or issuable in lieu of cash interest payments on the notes, upon conversion of the notes and/or exercise of the warrants.

In addition to the foregoing, as a condition to and simultaneously with the closing of the transaction pursuant to the secured note purchase agreement, certain holders of our convertible notes agreed to convert approximately $4.9 million of notes and accrued interest into shares of our common stock, subject to a "lock up" arrangement allowing only limited sales through private transactions for their remaining shares through December 31, 2003. Specifically, The Travelers Insurance Company agreed to convert their $1 million convertible note plus related interest into our common stock at a conversion price from the original agreement of approximately $0.53 per share, and SK Corporation has agreed to convert its $3 million convertible note and accrued interest into our common stock at an approximate conversion price of approximately $1.28 per share. There was no gain on this transaction. As further conditions to the closing of the transaction pursuant to the secured note purchase agreement, we have also entered into settlement or restructuring agreements with certain of our other creditors to whom we owed approximately $5.2 million of current payables, pursuant to which the creditors have agreed to accept shares of our common stock in full or partial satisfaction of the amount owed to them, or which allow us to either make discounted payments to them or to make payments under more favorable payment terms than previously were in place. The Company converted the $1,000,000 loan plus interest to Travelers in common shares totaling 2,137,757 at a conversion price from the original agreement of approximately $0.53 per share, based on the market value of our common stock on the date the agreement was entered into. The Company recorded 1,013,017 as paid in capital for this transaction. The company also converted the $3,000,000 loan plus interest to SK Corporation in common shares totaling 2,495,833 at a conversion price from the original agreement of approximately $1.28 per share, based on the market value of our common stock on the date the agreement was entered into. The Company recorded 2,883,394 as paid in capital for this transaction.

In June 2003, the Company negotiated settlement of amounts due and amounts for future services totaling $418,207 to related parties for services rendered via issuance of 125,002 shares of common stock. The Company also received approximately $52,000 for the exercise of 129,675 option shares. The Company also issued 1,997,840 shares in partial payment of debt in conjunction with the $1,885,423 reduction of expense recorded in the financial statement ended June 30, 2003.


Note 8 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consisted of 100,000,000 shares with a par value of $0.001 per share. On July 2, 2003 the shareholders approved an increase to 200,000,000 shares.

In connection with the April 2003 financing, we issued 387,496 warrants for services rendered for financing expense.

In March 2003, the Company negotiated settlement of amounts due and amounts for future services to related parties for services rendered via issuance of 339,433 shares of common stock. As such, the Company recorded the fair value of the services received of approximately $273,796 in selling, general and administrative expenses, prepaid expenses and reduction of accounts payable in the accompanying audited consolidated statement of operations for the six months ended June 30, 2003. Also in March 2003, we received $50,000 for the exercise of 91,415 warrants in exchange for shares of common stock used for general operating expenses.


Note 9 - STOCK COMPENSATION

As of June 30, 2003, we have outstanding options to purchase 12,769,010 shares. The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the second quarter of 2003 and 2002, respectively: (1) average expected volatility of 162% and 150%, (2) average risk-free interest rates of 3.33%
and 6.00%, and (3) expected lives of five and ten years for the period ended June 30, 2003 and expected lives of five and eight years for the period ended June 30, 2002.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three months ended June 30, 2003 and 2002.

  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  For the three and six months ended June 30,       Three Months          Six Months           Three Months           Six Months
  (In thousands, except per share                       2003                 2003                  2002                  2002
  amounts)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Net income (loss) applicable to common              $ 515,899        $   (1,889,592)        $  (4,001,043)      $  (10,490,558)
  stockholders', as reported
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Adjust:  Stock-based employee compensation
  expense determined under fair value method            (44,264)           (1,485,709)           (3,116,892)          (6,233,784)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
   Pro forma net loss.                               $  501,518            (3,375,301)        $  (7,117,935)      $  (16,724,342)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Net loss per share applicable to common
  stockholders':
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Basic and diluted, as reported                     $     0.02         $       (0.06)        $       (0.13)      $        (0.37)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Basic and diluted, pro forma                       $     0.01         $       (0.10)        $       (0.23)      $        (0.59)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company adopted SFAS No. 145 on January 1, 2003; the adoption had no effect on the financial results of the Company.

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

Note 11 - RECLASSIFICATIONS

Certain amounts in the June 30, 2002 financial statements have been reclassified to conform to the June 2003 classification. As of January 1, 2003 the Company has completed its development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises". The financial statements results as of December 31, 2002 and the period ended June 30, 2002 have been restated to reflect the current status.

NOTE 12 - SUBSEQUENT EVENTS


None

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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of June 30, 2003, we had recognized approximately $3.0 million from sales of our products, and have a backlog of more than $27 million in products ordered for delivery through 2004. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer, that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

Revenues

Revenues for the three and six months ended June 30, 2003 were $0.3 million and $0.8 million, respectively, as compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2002. Current year revenues consisted totally of product sales. The low revenue total was due primarily to the lack of operating cashflow, which did not allow us to purchase the necessary raw materials in a timely manner in the first quarter of 2003. We ended the first quarter with a purchase agreement backlog of over $27 million primarily for delivery in late 2003 through 2005. There were no Government R&D contract revenues for the three and six months ended June 30, 2003, or the three and six months ended June 30, 2002. Government R&D contract revenues will remain significantly lower in 2003 as the company focuses on product revenues rather than performing Government R&D contracts, although product revenues include sales to government contractors which are funded by Government development or procurement contracts.

Costs and Expenses

Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production, inventory loss and outside commissions. Cost of goods sold for the three and six months ended June 30, 2003 was $0.1 million and $1.3 million, respectively. We were not in full production in 2002 and had no cost of goods sold to compare against. Gross profit (loss) was $0.2 million and ($0.5) million, respectively, for the three and six months ended June 30, 2003 due primarily to line stoppages resulting from lack of production materials as well as machinery downtime.

Research and Development. Research and development expenses for prior periods include salaries, development materials, equipment leases and depreciation expenses, electronics, rent, utilities and costs associated with operating the Company's manufacturing facility. In 2003, research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products. Research and development expenses were $0.0 and $22 thousand, respectively, for the three and six months ended June 30, 2003 as compared to $3.3 million and $5.5 million respectively for the three and six months ended June 30, 2002. Of these amounts, the Company received $0 million in 2003, as compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2002, respectively, in cost sharing from the U.S. Government. The $3.3 million and $5.5 million decrease in gross expenses for the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, reflects reduction in staffing and reduction in expenditures related to the company's difficult cash position.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three and six months ended June 30, 2003 were $0.6 million and $1.8 million, respectively, as compared to $0.4 million and $3.4 million for the three and six months ended June 30, 2002. The $0.2 million increase in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, was a result of the rehiring of personnel laid-off in December of 2001. The $1.6 million decrease in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, was primarily due to the efforts of finding lower cost suppliers and equity agreements for professional fees, legal fees and insurance. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities. Included in selling, general and administrative expenses are non-cash expenses related to stock-based compensation amortization. Non-cash stock-based compensation expense for the three and six months ended June 30, 2003 was $0.1 million and $0.2 million, respectively, as compared to ($0.4) million and $0.9 million, respectively, for the three and six months ended June 30, 2002. The non-cash stock-based compensation expense for the three and six months ending June 30, 2003 increased by $0.5 million and decreased by $0.7 million, respectively. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at below fair market values. The amortization is done over the vesting period of such options.

Gain on payable forgiveness. The company has completed negotiations with various creditors. We have been mostly successful in obtaining lower negotiated payment requirements from our larger creditors. The company has made the negotiated payments on its debt, using the funds from the April 2003 financing. A credit of $1,885,423 was recorded as a reduction of expense in the financial statements ended June 30, 2003 from these negotiations.

Amortization of Purchased Intangibles. There was no amortization and write down of purchased intangibles expense for the three months ended June 30, 2003 as compared to $0.1 million for the three months ended June 30, 2002. Amortization of purchased intangibles expense for the six months ended June 30, 2003 was $0.3 million, as compared to $0.7 million for the six months ended June 30, 2002. This is the result of the purchased intangibles being fully amortized by March 31, 2003.

Other Income (Expense). Other income (expenses) for the three and six months ended June 30, 2003 was $0.2 million and $0.2 million, respectively, as compared to $0.1 million and $20 thousand, respectively, for the three and six months ended June 30, 2002. The increase of $0.1 million and $0.2 million, respectively, in expense for this non-cash charge was due primarily to the sale of old, unused equipment. . The Company recorded the receipt of $0.2 million from the sale of old unused equipment.

Liquidity and Capital Resources

Current Financial Position

In April 2003, the Company closed on a $6 million financing (see Changes in Securities and Use of Proceeds, Part II Item - 2). We estimate that this $6 million financing is the minimum amount of funds that we require to support us until we begin realizing profits from production in sufficient amount to become profitable through production alone. As of August 12, 2003 we have received $4,725,000. No assurance can be given that our estimates will prove to be correct, or that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

During April 2003, eMagin reached agreements with certain creditors and these agreements were primarily conditioned upon actions to be taken and installment payments to be made by eMagin through June 30, 2003. After making these payments, eMagin recorded approximately $1.9 million in reduction of expenses in the financial statements ended June 30, 2003

We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by a combination of additional equity or debt financing, and revenues generated by sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

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

Initial orders for supplies were placed during the 2-3 weeks after the financing. A 3-month supply delivery schedule and one month in house production cycle is anticipated before shipments can begin ramping. Some earmarked supplies are already in hand for customers that provided prepayments for supplies in late 2002 and for small quantity deliveries. Initial supply orders will be modest until we insure our supplier quality is high after a long stagnant period of time. Continuous monthly orders of wafers, Circuit Boards, and other supplies are planned to insure a continuing product flow to customers, after the supplier re-qualification cycle.

We are in the early phases of production, although our progress has been impeded by our prior cash position. Anticipated increased shipments in the first quarter were delayed, primarily due to our inability to purchase raw materials. Based on the planned schedule, we should have resolved our supplier issues and be able to produce quantities in the late third quarter of 2003.

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

Factors Which May Affect Future Results

In evaluating our business, prospective investors and shareholders should carefully consider the risks factors, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended June 30, 2003 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

We may not be able to satisfy The American Stock Exchange's (the "Exchange") continued listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain continued listing requirements, including, but not limited to, the requirement that our common stock not sell for a substantial period of time at a low price per share, the requirement that we maintain a minimum of $2 million in shareholder equity. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock. If the Exchange were to determine that we were filing to satisfy the minimum shareholder equity standards, then we may be required to establish a plan to increase the shareholder equity to over $2 million. The financing that we completed in April 2003 was debt based, and did not directly increase shareholder equity. However, shareholder equity did improve through the related conversion of other debt to stock and through negotiated write-downs of debt. Nevertheless, there will still be a substantial gap remaining that may increase in subsequent quarters before it beings to improve. If this additional equity cannot be accomplished through operations, then it may be done through the sale of equity, which could result in additional dilution to existing shareholders. The failure to satisfy any Exchange concerns regarding the minimum equity standards could result in a delisting of our common stock from the Exchange. We are currently not in communication with any regulatory agencies concerning noncompliance with or deficiencies in financial reporting or other practices, except that we were recently required to submit a plan to the Exchange setting forth the action that we have taken, or will take, that will bring us into compliance within 18 months with the Exchange's continued listing standards relating to achieving and maintaining profitability and maintaining at least $2 million of shareholder equity. Other as yet unidentified issues may arise that could adversely affect the financial or the potential listing status of the company.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of June 30, 2003, were $32.1 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $134 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2003, we have outstanding options to purchase 12,769,010 shares. There are also outstanding warrants to purchase 14,359,101 shares of common stock. Conversion of the secured notes is not certain, even if the share price increases substantially. If the secured were to convert, they would result in additional outstanding common shares.

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

ITEM 3:  Controls and Procedures


An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings, except as described below.

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

     On or about May 19, 2003, an action was commenced against the Company by Vertical Ventures Investments LLC in the Supreme Court of the State of New York, County of New York, Index No. 3601562/03. In this action, the plaintiff has asserted claims for the breach of a Registration Rights Agreement, and seeks compensatory damages against the Company in the amount of $1,500,000. The Company filed its answer on June 23, 2003 and has denied any and all wrongdoing. The Company intends to vigorously defend this matter. The parties are in the process of conducting discovery, but at this juncture, it is difficult to estimate the likelihood of any unfavorable outcome and estimate the amount or range of potential loss at this time.





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

Interest is payable on the notes at a rate of 9% per annum and, at our option, may be paid through the delivery of shares of our common stock (registered pursuant to the registration rights agreement referred to below) in lieu of cash interest payments. Subject to certain limitations, the notes may be converted, at the option of the holder, in whole or in part, into common shares with a conversion price equal to $0.7742 per share, 105% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date (April 25, 2003). The exercise price of the warrants on a per share basis is $.8110, an amount equal to 110% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date (April 2003).

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

Item 3. Defaults Upon Senior Securities

As of the date of the final tranche closing related to the April 2003 financing, we were in violation of one of the representations and warranties contained in the Note Purchase Agreement, which violation may be deemed to constitute a default under the promissory notes issued in connection with the April 2003 financing. Such violation relates to the litigation commenced by Vertical Ventures. We are in the process of seeking to obtain a forbearance from a majority in interest of the investors in the April 2003 Financing pursuant to which they will agree not to enforce their remedies for such event of default.


Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits:

EXHIBIT
NUMBER                         DESCRIPTION

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer and pursuant to 18 U.S. C. Section 1350

(b)      Reports on Form 8-K

The Company filed three reports on form 8-K during the quarter ended June 30, 2003. Information regarding the items reported on is as follows:

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

June 11, 2003           Gary W Jones,  President  and CEO of eMagin  Corporation  entered  into a written trading  plan  relating  to the future  sales of part of his  shares of  eMagin's common  stock.  This plan is intended  to enable Mr.  Jones to sell shares over a period of time without unduly  effecting the market.  This plan has a term of six months and expires on December 12, 2003.

June 23, 2003           Gary W. Jones terminated his trading plan from June 11, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eMAGIN CORPORATION


Dated:  August 19, 2003                By:/s/ Gary W. Jones
                                          --------------------------------
                                          Gary W. Jones
                                          Chief Executive Officer and
                                          Acting Chief Financial Officer