Form 10QSB
period 2003-09-30
EMAGIN CORP
filed 2003-11-14
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 23, 2003 the Registrant had 41,722,410 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Index                                                                                                  Page Number

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2003 (Unaudited) and                               3
              December 31, 2002 *

              Unaudited Consolidated Statements of Operations for the Three and Nine
              Months ended September 30, 2003 and September 30, 2002                                          4

              Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
              September 30, 2003 and September 30, 2002                                                       5

              Unaudited Consolidated Statement of Changes in Stockholder Equity from
              December 31, 2002 to September 30, 2003                                                         6

              Selected Notes to Consolidated Financial Statements                                             7

              * Information with respect to December 31, 2002 is derived from our audited financial statements included on form 10KSB

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           16

Item 3.       Controls and Procedures                                                                        26

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              26

Item 2.       Changes in Securities and Use of Proceeds                                                      27

Item 3.       Defaults Upon Senior Securities                                                                28

Item 4.       Submission of Matters to a Vote of Security Holders                                            28

Item 5.       Other Information                                                                              29

Item 6.       Exhibits and Reports on Form 8-K                                                               29

SIGNATURE                                                                                                    30

                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

         ------------------------------------------------------------------ -------------------------- ---------------------
                                      ASSETS                                       September 30, 2003   December 31, 2002
         ------------------------------------------------------------------ -------------------------- ---------------------
         CURRENT ASSETS:                                                                   (Unaudited)
             Cash and cash equivalents                                                 $    1,378,665         $      82,951
             Trade receivables                                                                785,489               240,136
             Unbilled costs and estimated profits on contracts in progress                     75,359               125,359
             Inventory                                                                        364,257               250,998
             Prepaid expenses and other current assets                                        371,953               113,849
                                                                            -------------------------- ---------------------
               Total current assets                                                         2,975,723               813,293

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS:                                              3,322,094             2,230,674
             Less: Accumulated depreciation                                                (1,966,045)           (1,596,142)
                                                                            -------------------------- ---------------------
               Total equipment and leasehold improvements, net                              1,356,049               634,532

         INTANGIBLE ASSETS:                                                                18,020,000            18,020,000
             Less: Accumulated Amortization                                               (18,020,000)          (17,688,558)
                                                                            -------------------------- ---------------------
               Total intangible assets, net                                                 -   0   -               331,442

         OTHER LONG-TERM ASSETS                                                                98,157                55,117
                                                                            -------------------------- ---------------------
               Total Assets                                                           $     4,429,929         $   1,834,384
                                                                            ========================== =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
             Accounts Payable                                                           $     306,803         $   6,381,036
             Accrued payroll and benefits                                                     962,993             1,031,958
             Other accrued expenses                                                            45,042             1,207,693
             Advanced payments                                                                 50,000               -  0  -
             Current portion of long-term debt                                                 48,084                49,275
             Other short-term debt                                                          4,338,319             5,690,889
             Other current liabilities                                                        487,888                53,905
                                                                            -------------------------- ---------------------
               Total current liabilities                                                    6,239,129            14,414,756
                                                                            -------------------------- ---------------------

         NOTES PAYABLE                                                                      1,650,994             -   0   -

         OTHER LONG-TERM DEBT                                                                  39,475               227,742

         SHAREHOLDERS' EQUITY:
             Common Stock, par value $0.0001 per share
             Shares authorized - 200,000,000 and 100,000,000
             Shares issued and outstanding - 41,722,410 and                                    41,722                30,855
             30,854,980
             Additional paid-in-capital                                                   131,030,191           119,221,277
             Deferred compensation                                                           (175,576)             (462,983)
             Accumulated deficit                                                         (134,396,006)         (131,597,263)
                                                                            -------------------------- ---------------------
               Total shareholders' equity                                                  (3,499,669)          (12,808,114)
                                                                            -------------------------- ---------------------

                                                                            -------------------------- ---------------------
               Total liabilities and shareholders' equity                              $    4,429,929         $   1,834,384
                                                                            ========================== =====================

The accompanying notes are an integral part of these consolidated financial statements.

                               EMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three months      Three months      Nine months       Nine months
                                                             Ended             Ended            Ended             Ended
                                                          September 30,     September 30,    September 30,     September 30,
                                                             2003              2002              2003             2002
REVENUE:
  Contract revenue                                        $   275,504     $        176      $    275,504    $      14,284
  Product revenue, net of returns                             472,983          497,675         1,245,353          909,721
                                                    ------------------ ---------------- ----------------- ----------------
    Total Revenue                                             748,487          497,851         1,520,857          924,005
                                                    ------------------ ---------------- ----------------- ----------------

COSTS OF GOODS SOLD:
  Costs of goods sold                                         393,660                -         1,650,969                -
  Sales commissions                                                                               15,000
                                                    ------------------ ---------------- ----------------- ----------------
    Total Cost of Goods Sold                                  393,660                -         1,665,969                -
                                                    ------------------ ---------------- ----------------- ----------------

Gross Profit (loss)                                           354,827          497,851          (145,112)         924,005

COSTS AND EXPENSES:
  Research and development, net of funding                        571          947,653            22,419        6,435,467
  Manufacturing overhead expense                              945,779                          1,841,145
  Amortization of purchased intangibles                                        331,449           331,442          994,347
  Gain on payable forgiveness                              (2,752,570)                        (4,637,993)
  Stock based compansation                                  1,896,011                -         2,095,407                -
  Selling, general and administrative                         732,438        1,565,377         2,283,476        4,916,824
                                                    ------------------ ---------------- ----------------- ----------------
    Total costs and expenses, net                             822,229        2,844,479         1,935,896       12,346,638
                                                    ------------------ ---------------- ----------------- ----------------

OTHER INCOME (EXPENSE):
  Interest expense                                           (441,749)        (408,010)         (927,255)     (1,822,5652)
  Other Income (expense)                                                                         209,520
                                                    ------------------ ---------------- ----------------- ----------------
  Other income (expense)                                     (441,749)        (408,010)         (717,735)      (1,822,562)
                                                    ------------------ ---------------- ----------------- ----------------

Loss before provision for income taxes                       (909,151)      (2,754,638)       (2,798,743)     (13,245,195)
                                                    ------------------ ---------------- ----------------- ----------------

PROVISION FOR INCOME TAXES
                                                    ------------------ ---------------- ----------------- ----------------
  Net loss                                                $  (909,151)    $ (2,754,638)     $ (2,798,743)   $ (13,245,195)
                                                    ================== ================ ================= ================

Basic and diluted loss per common share                   $     (0.02)    $      (0.09)     $      (0.08)   $       (0.44)

Weighted average common shares outstanding                 38,360,090       30,294,980        34,404,367       30,294,980



 The accompanying notes are an integral part of these consolidated financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months            Nine Months
                                                                                    ended                 ended
                  CASH FLOWS FROM OPERATING ACTIVITIES:                      September 30, 2003     September 30, 2002
                                                                            --------------------- ----------------------
Net Loss                                                                            ($2,798,743)          ($14,130,835)
Adjustment to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                        365,535              1,005,413
   Amortization of purchased intangibles                                                331,442                      -
   Amortization of debt discount                                                         69,432                      -
   Non-cash compensation for beneficial conversion                                       32,920                      -
   Non-cash charge for stock based compensation                                       2,095,407              2,627,837
   Non-cash interest related charges                                                    384,368              1,037,335
   Non-cash gain on debt restructure                                                 (4,637,993)                     -
   Non-cash charge for services received                                                443,252                307,657
   Non-cash charge for debt discount                                                     70,979                      -
Changes in operating assets and liabilities:
   Trade receivables                                                                   (545,353)               279,379
   Unbilled costs and estimated profits on contracts in progress                         50,000                191,953
   Inventory                                                                           (113,258)                25,120
   Prepaid expenses and other current assets                                           (312,833)               124,043
   Other long-term assets                                                                61,960                  4,469
   Advanced payment on contracts to be completed                                         59,385               (198,362)
   Deferred revenue                                                                     (29,900)                10,071
   Accounts payable, accrued expenses and accrued payroll                              (560,665)             2,937,190
   Other current liabilities                                                            282,676
                                                                           --------------------- ----------------------
      Net cash used in operating activities                                          (4,751,390)            (5,778,730)
                                                                           --------------------- ----------------------

                  CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases/Sales of equipment                                                           (880,572)               (66,075)
                                                                           --------------------- ----------------------
       Net cash used in investing activities                                           (880,572)               (66,075)
                                                                           --------------------- ----------------------

                  CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net of issuance costs                                                   3,954,509
Proceeds from exercise of stock options and warrants                                    986,054                    887
Proceeds from long- and short-term debt, net                                          6,000,000              1,443,478
Payments of long-term debt and capital leases                                           (58,378)              (195,284)
                                                                           --------------------- ----------------------
      Net cash provided by financing activities                                       6,927,676              5,203,590
                                                                           --------------------- ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,295,714               (641,215)
CASH AND CASH EQUIVALENTS, beginning of period                                           82,951                738,342
                                                                           --------------------- ----------------------
 CASH AND CASH EQUIVALENTS, end of period                                           $ 1,378,665            $    97,127
                                                                           ===================== ======================

Non-cash settlements of long-term debt and capital leases                             4,845,537                      -
Reclass of prepaid interest to debt restructure                                         748,116                      -



 The accompanying notes are an integral part of these consolidated financial statements.

                               eMAGIN CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                    Additional
                                         Common Stock                Deferred         Paid-in        Accumulated
                                    Shares             $           Compensation       Capital          Deficit           Total
--------------------------     ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Balance, December 31, 2002 ...  $       30,855   $     (462,983)  $   30,854,980   $  119,221,276  $(131,597,263)  $   (12,808,115)
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------

Stock warrants exercised                91,425               91                            49,909                           50,000
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Issuance of common stock for
services .....................         339,433              340                           273,457                          273,796
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Amortization of deferred
compensation .................                                           111,385                                           111,385
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Net loss for period...........                                                                        (2,405,491)       (2,405,491)



Balance, March 31, 2003 ......   $  31,285,838    $      31,286    $    (351,598)   $ 119,544,643  $(134,002,753)   $  (14,778,422)
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------


Conversion to common stock for
debt..........................       4,633,590            4,633                         4,239,260                        4,243,893
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Issuance of common stock for
services......................         125,002              125                            91,970                           92,095
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Exercise of options ..........         129,675              130                            53,810                           53,940
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Issuance of common stock for
payable forgiveness...........       1,997,840            1,998                         1,409,971                        1,411,969
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Amortization of deferred
compensation..................                                            88,011                                            88,011
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Warrants issued with
convertible notes payable.....                                         1,383,203                                         1,383,203
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Beneficial conversion on
financing.....................                                           616,797                                           616,797
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Net income (loss) for period .                                                            515,899                          515,899
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------

Balance, June 30, 2003 .......    $ 38,171,945    $      38,172    $    (263,587)   $ 127,339,654  $(133,486,854)   $  (6,372,615)
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------


Stock warrants exercised .....       1,114,933            1,115                           732,167                         733,282
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Issuance of common stock for
services......................          98,299               98                            77,047                          77,145
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Exercise of options ..........         386,708              387                           148,446                         148,832
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Issuance of common stock for
debt..........................         482,143              482                           716,142                         716,624
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Conversion of debt for common
stock.........................       1,468,382            1,468                           208,735                         210,203
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Amortization of deferred
compensation..................                                                             88,011                          88,011
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Stock Option Compansation.....                                                                         1,808,000        1,808,000
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------
Net income (loss) for period .                                                                          (909,151)        (909,151)
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------

Balance,  September 30, 2003 .      41,722,410    $      41,722    $    (175,576)   $ 131,030,191  $(134,396,006)   $  (3,499,669)
                               ---------------- ---------------- ---------------- ---------------- -------------- ------------------


 The accompanying notes are an integral part of these consolidated financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

As of January 1, 2003 the  Company  has  completed  its  development  stage,  as
defined  by  Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  7,
Accounting and Reporting by Development Stage Enterprises. The financial statements results as of December 31, 2002 and the period ended September 30, 2002 have been restated to reflect the current status. We expect our product revenues to increase as we continue to concentrate on trade revenue, as additional supplies arrive and volumes of shipments of finished products continue to increase. The effects on accounting for 2003 will be substantial. The majority of sales before 2003 were Contract Revenue in which our costs were treated as overall company losses. In 2002 we started minimal production. We initially shipped only developer kits and sample quantities of our SVGA+ OLED microdisplay product. We expanded the product line with a SVGA 3D product. We now provide both color and several variations of monochrome versions of these products. Our customers generally spend six to over twelve months evaluating and testing our product and developing their own end product, which uses our display before committing to larger orders. We expect the quantities of products shipped to increase as we receive the materials and supplies we ordered after our recent financing and we hire additional staff to increase our manufacturing capacity, enabling us to begin shipping products to fulfill our backlog of orders as well as ship new orders.

In 2003 we are keeping track of costs of production, classifying direct and indirect costs to costs of goods sold and tracking our gross profit. Although R&D is no longer our primary focus, we have a few employees that are working on projects to create new products and enhance existing products. We are working to secure new R&D contracts to help create the next generation of lower cost and/or higher resolution products, as well as to develop other performance and life-luminance product enhancements. Contract R&D is expected to continue in 2003, but at proportionately much smaller levels than in prior years.

There can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue in existence.

Note 3 - REVENUE AND COST RECOGNITION

The Company has historically earned revenues from certain of its R&D activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors. The Company is currently under contract to one or more entities for research and development, and expects to undertake activities and realize revenues related to such research and development work in future quarters.

In addition, the Company has product sales which are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns based upon past experience. Adjustments to such returns are made as new information becomes available.

In 2003 we are keeping track of costs of production, classifying direct and indirect costs to cost of goods sold and tracking our gross profit. Although R&D as our primary focus will end, we have a few employees that are occasionally working on projects to create new products and enhance existing products. At present, we have few direct contracts we are billing to, and we may at times be asked to work on a completed contract. Although we will not have any income from that work, it may provide a foundation for future contracts and we will record those costs in direct contracts.

Note 4 - RESEARCH AND DEVELOPMENT COSTS

R&D costs are expensed as incurred. To date, activities of the Company (and its predecessor) have included the performance of R&D under cooperative agreements with United States Government agencies. Funding from such R&D contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred.

Note 5 - NET INCOME (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, net income (loss) per common share amounts ("basic EPS") were computed by dividing net income (loss) by the weighted average  number  of  common  shares  outstanding  and  excluding  any  potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options, warrants and convertible debt where all contingencies have been met. Common equivalent shares totaling 17,304,028 have been excluded from the computation of diluted EPS for the three months ended September 30, 2003, which include 5,027,292 weighted options in-the-money, 2,169,529 weighted warrants in-the-money and 10,107,207 convertible shares. Common equivalent shares totaling 19,091,435 have been excluded from the computation of diluted EPS for the nine months ended September 30, 2003, which include 5,988,552 weighted options in-the-money, 2,995,676 weighted warrants in-the-money and 10,107,207 convertible shares. Common equivalent shares totaling 11,732,954 have been excluded from the computation of diluted EPS for the three and nine month period ending September 30, 2002.

Note 6 - DEBT

The debt consisted of the following as of September 30, 2003:

         a     Current portion of long term debt             $        48,084
         b     Other short term debt                               4,338,319
         c     Notes payable                                       1,650,994
         d     Other long term debt                                   39,475
         e     Other
                                                        ------------------------
               Total debt                                    $     6,076,872
                                                        ========================

(a) This amount includes (i) $11,786 due to Citicorp Leasing over the next 12 months in lease payments for equipment; and (ii) $36,298 due to IBM over the next 12 months for leasehold improvements.

(b) On April 25, 2003, we entered into a global restructuring and secured note purchase agreement with a group of several accredited institutional and individual investors whereby the Investors agreed to lend us $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9% secured convertible promissory notes due and payable on November 1, 2005 and (ii) warrants to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), such warrants are exercisable for a period of three (3) years.

Interest is payable on the notes at a rate of 9% per annum and, at our option, may be paid through the delivery of shares of our common stock (registered pursuant to the registration rights agreement referred to below) in lieu of cash interest payments on the maturity date of the loan, November 1, 2005. Subject to certain limitations, the notes may be converted, at the option of the holder, in whole or in part, into common shares with a conversion price of $0.7742, an amount equal to 105% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date. The exercise price of the warrants on a per share basis is $.8110, an amount equal to 110% of the volume weighted average of the closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date.

As of September 30, 2003 we received the entire $6,000,000 of which we received $2,650,000 in the quarter ended September 30, 2003. As of September 30, 2003 the Company has recorded a total of ($1,268,967) for original debt discount and ($461,663) for beneficial conversion discount. In the third quarter of 2003, the Company recorded ($20,608) for the debt discount and ($48,782) for the beneficial conversion as paid in surplus, which will be amortized through November 2005. The amount includes warrants that were exercised in the third quarter of 2003 and the reversal of the remaining balance of the unamortized balance of beneficial conversion for these exercised warrants. For the quarter ended September 30, 2003, $38,438 has been amortized to interest expense relating to the debt discount for the April 2003 Financing.

The terms of the notes contain certain revisions, including financial and other covenants, which covenants relate to expenses, direct cost of goods sold, revenues and quarterly revenues. In the event that the Company is not in compliance with these covenants, 50% or more of the holders of the notes (in terms of the aggregate dollar value of the principal of the notes then issued and outstanding under the note purchase agreement) would be able to call an event of default. As of the date of the final tranche closing related to the April 2003 financing, we were in violation of one of the representations and warranties contained in the Note Purchase Agreement, which violation may be deemed to constitute a default under the promissory notes issued in connection with the April 2003 financing.

Such violation relates to the litigation commenced by Vertical Ventures. We are in the process of seeking to obtain a forbearance from a majority in interest of the investors in the April 2003 Financing pursuant to which they will agree not to enforce their remedies for such event of default. We have reclassified this debt to short term debt until the forbearance is obtained.

c) This amount includes: (i) On January 14, 2002, the Company entered into a $1.0 million bridge loan arrangement with a private investor in connection with a secured note purchase agreement executed by the Company on November 27, 2001. This transaction increased the total amount of the secured convertible loan outstanding under this arrangement to $1,625,000, including amounts previously made available to the Company in connection with the November 27, 2001 secured note arrangement, net of repayments of $250,000 to certain investors who elected not to reinvest. The secured convertible notes accrue interest at a rate of 9.00% per annum and mature on November 1, 2005 as a result of a financing we completed in April 2003. Terms of the notes issued on January 14, 2002 also included a fixed conversion rate of $0.5264 per share. The Company also granted warrants purchasing 921,161 shares of common stock with an exercise price of $0.5468 per share to the Investor. Such warrants are exercisable through January 2005. Certain investors (the "Investors") of the November 27, 2001 financing who elected to remain in the new bridge loan arrangement received reset provisions of the previous conversion rate and warrant exercise prices issued in November 2001 equivalent to the terms granted to the investors in January 2002.

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

(ii) On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an Investor. The secured note accrues interest at 11% per annum and was due to mature on November 1, 2005 as a result of a financing we completed in April 2003. The Company also granted warrants, exercisable for a period of five years, to purchase 300,000 shares of common stock with an exercise price of $0.4257 per share to the investor; provided, however, this warrant may not be exercised by the investor so long as the investor is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act 1934. The fair value of the warrants issued to this Investor, which approximated $84,000, has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest expense over the period of the debt. Pursuant to the April 2003 financing described above, the investor agreed, to (a) amend the secured note issued to them, (b) terminate the security agreement dated June 20, 2002 that was entered into in connection with the purchase of the original secured notes and allow the new investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the note included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the April 2003 secured note purchase agreement, (ii) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to interest payments, conversions, default and assignment of the note. Due to the amendment to a convertible note, we recorded $106,372 beneficial conversion discount and $93,628 original debt discount, to be amortized through November 2005. As of September 30, 2003 the company has amortized a total of $12,1699 for original debt discount and $13,825) for beneficial conversion discount. For the quarter ended September 30, 2003, $15,477 has been amortized to interest expense.

(d) This amount is due to Citicorp Leasing as long-term debt for lease payments for equipment.

(e) Other debt transactions - On August 21, 2002, the Company issued two Series B Convertible Debentures in the amount of $121,739 each. The debentures bore interest at the rate of 8% per annum and are due August 21, 2004. The Debenture also included a fixed conversion rate of $0.18 per share. Article 3 of the Debentures provided, in relevant part, that the Debentures (and any accrued interest thereon) may be converted to Common Stock, in whole or in part, on any Business Day at the Conversion Price if the average closing price of the shares traded exceeded a certain price per share for 10 consecutive trading days. These convertible debentures were converted on September 10, 2003 into 1,468,382 common shares. This transaction included a write-down of $31,561 in beneficial conversion feature that remained on the books at the time of conversion.

Note 7 - DEBT RESTRUCTURE

In connection with the April 2003 Financing, we entered into settlement or restructuring agreements with certain of our other creditors, pursuant to which the creditors agreed to accept shares of our common stock in full or partial satisfaction of the amount owed to them, or which allow us to either make discounted payments to them or to make payments under more favorable payment terms than previously were in place.

We converted the $1,000,000 loan plus interest to Travelers in common shares totaling 2,137,757 at a conversion price from the original agreement of approximately $0.53 per share, based on the market value of our common stock on the date the agreement was entered into. In June 2003, we recorded $1,013,017 as paid in capital for this transaction. The company also converted the $3,000,000 loan plus interest to SK Corporation in common shares totaling 2,495,833 at a conversion price from the original agreement of approximately $1.28 per share, based on the market value of our common stock on the date the agreement was entered into. In June 2003 we recorded $2,883,394 as paid in capital for this transaction. There was no gain recorded on these transactions

Also in June 2003, the Company negotiated settlement of amounts due and amounts for future services totaling $418,207 to related parties for services rendered via issuance of 125,002 shares of common stock. We also received approximately $52,000 for the exercise of 129,675 option shares. We also issued 1,997,840 shares in partial payment of debt in conjunction with the $1,885,423 reduction of expense recorded in the financial statement ended June 30, 2003.

In the third quarter of 2003, we took advantage of several operating lease buyout provisions. With a cash outlay of $950,000, we recorded $950,000 in purchased equipment, a reduction of $598,493 in prepaid interest and a write-down of $3,375,000 in long- and short-term debt. We recorded ($2,752,570) and ($4,637,993) as a gain on settlement of debt for the three and nine month ending September 30, 2003, respectively.

Note 8 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consisted of 100,000,000 shares with a par value of $0.001 per share. On July 2, 2003 the shareholders approved an increase to 200,000,000 shares.

In September 2003, the Company negotiated settlement of amounts due and amounts for future services to related parties for services rendered via issuance of 98,299 shares of common stock. As such, the Company recorded the fair value of the services received of $77,145 and $443,252 in selling, general and administrative expenses, prepaid expenses and reduction of accounts payable in the accompanying audited consolidated statement of operations for the three months and nine months ending September 30, 2003, respectively.

Also on September 10, 2003, the Company converted two Series B Convertible Debentures in the amount of $121,739 each. These convertible debentures were converted at $0.18 per share for a total of 1,468,382 shares. This transaction included a write-down of $31,561 in beneficial conversion feature that remained on the books at the time of conversion.

Note 9 - STOCK COMPENSATION

As of September 30, 2003, we have outstanding options to purchase 11,920,723 shares. The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the third quarter of 2003 and 2002, respectively: (1) average expected volatility of 162% and 150%, (2) average risk-free interest rates of 3.74% and 6.00%, and (3) expected lives of five and seven years for the period ended September 30, 2003 and expected lives of five and eight years for the period ended September 30, 2002.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three months ended September 30, 2003 and 2002.

  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  For the three and nine months ended                 Three Months         Three Months          Nine Months           Nine Months
  September 30, (In thousands, except per                2003                 2002                  2003                  2002
  share
  amounts)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Net income (loss) applicable to common                  $(909,151)       $  (2,754,638)        $  (2,798,743)       $ (13,245,195)
  stockholders', as reported:
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Adjust:  Stock-based employee compensation
  expense determined under fair value method                   (316)          (3,116,892)           (1,486,025)          (9,350,676)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Pro forma net loss                                      $(909,467)       $  (5,871,530)        $  (4,284,768)       $ (22,595,871)

  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Net loss per share applicable to common
  stockholders'
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Basic and diluted, as reported                          $   (0.02)       $       (0.09)        $       (0.08)       $       (0.44)
  ---------------------------------------------- --------------------- -------------------- --------------------- ------------------
  Basic and diluted, pro forma                            $   (0.02)       $       (0.19)        $       (0.12)       $       (0.75)
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

In November 2002, the EITF reached a consensus on Issue 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing, but at this point does not believe the adoption of EIFT 00-21 will have a material impact on its financial position, cash flows or results of operations.

On April 30, 2003, the FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, cash flows or results of operations. On May 15, 2003, the FASB issued Statement No. 150 ("FAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments.

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

Note 11 - RECLASSIFICATIONS

Certain amounts in the September 30, 2002 financial statements have been reclassified to conform to the September 2003 classification. As of January 1, 2003 the Company has completed its development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises". The financial statements results as of December 31, 2002 and the period ended September 30, 2002 have been restated to reflect the current status.

Note 12 - CONTINGENCIES

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

Overview

We design and manufacture miniature display modules, which we refer to as OLED-on-silicon-microdisplays, primarily for incorporation into the products of other manufacturers. Microdisplays are typically smaller than a postage stamp, but when viewed through a magnifier they can contain all of the information appearing on a high-resolution personal computer screen. Our microdisplays use organic light emitting diodes, or OLEDs, which emit light themselves when a current is passed through the device. Our technology permits OLEDs to be coated onto silicon chips to produce high resolution OLED-on-silicon microdisplays.

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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of September 30, 2003, we had recognized an aggregate of approximately $3.4 million from sales of our products, and have a backlog of more than $27 million in products ordered for delivery through 2005. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenues for the three and nine months ended September 30, 2003 were $0.7 million and $1.5 million, respectively, as compared to $0.5 million and $0.9 million for the three and nine months ended September 30, 2002. Current year revenues consisted primarily of product sales and increased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively, as compared to the three and nine months ended September 30, 2003. We ended the third quarter with a backlog of over $1.5 million in short term sales orders and $27 million longer term (within 24 months) purchase orders and purchase agreements. There were $0.3 million and $0.3 million government R&D contract revenues for the three and nine months ended September 30, 2003, respectively, as compared to $200 and $14,000 for the three and nine months ended September 30, 2002. Government R&D contract revenues will remain significantly lower in 2003 as compared to our historical average as the company focuses on product revenues rather than performing government R&D contracts, although product revenues include sales to government contractors which are funded by government development or procurement contracts.

Costs and Expenses

Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production, inventory loss and outside commissions. Cost of goods sold for the three and nine months ended September 30, 2003 was $0.4 million and $1.7 million, respectively. We were not in full production in 2002 and had no cost of goods sold to compare against. Gross profit (loss) was $0.4 million and ($0.1) million, respectively, for the three and nine months ended September 30, 2003 due primarily to line stoppages resulting from lack of production materials as well as machinery downtime in the first and second quarter.

Research and Development. Research and development expenses for prior periods include salaries, development materials, equipment leases and depreciation expenses, electronics, rent, utilities and costs associated with operating our manufacturing facility. In 2003, research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products. Research and development expenses were $600 and $22,000, respectively, for the three and nine months ended September 30, 2003 as compared to $1.0 million and $6.4 million respectively for the three and nine months ended September 30, 2002. Of these amounts, we received $0 in 2003, as compared to $0.3 million and $0.4 million for the three and nine months ended September 30, 2002, respectively, in cost sharing from the U.S. Government. The $1.0 million and $6.4 million decrease in gross expenses for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, reflects reduction in staffing and reduction in expenditures related to our difficult cash position.

Amortization of Purchased Intangibles. There was no amortization and write down of purchased intangibles expense for the three months ended September 30, 2003 as compared to $0.3 million for the three months ended September 30, 2002. Amortization of purchased intangibles expense for the nine months ended September 30, 2003 was $0.3 million, as compared to $1.0 million for the nine months ended September 30, 2002. This is the result of the purchased intangibles being fully amortized by March 31, 2003.

Gain on Payable Forgiveness. We have completed negotiations with various creditors. We have been mostly successful in obtaining lower negotiated payment requirements from our larger creditors. We have made the negotiated payments on our debt, using the funds from the April 2003 financing. A credit of ($2.8) million and ($4.7) million were recorded as a reduction of expense for the three and nine months ended September 30, 2003, respectively, from these negotiations. This also has the added benefit of removing almost all long term lease payments on our machinery.

Stock Based Compansation Non-cash stock-based compensation expense for the three and nine months ended September 30, 2003 was $1.9 and $2.0 million, respectively, as compared to $0.3 million and $1.3 million, respectively, for the three and nine months ended September 30, 2002. The non-cash stock-based compensation expense for the three and nine months ending September 30, 2003 increased by $1.6 million and $0.7 million, respectively. This increase is primarily due to the difference between the strike price of the options set at the market price when granted in October 2002 and the price of the Company's stock on July 2, 2003 when the options granted in October 2002 were issued under the 2003 Employee Stock Option Plan. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at the time of grant. The amortization is done over the vesting period of such options.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three and nine months ended September 30, 2003 were $0.7 million and $2.3 million, respectively, as compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2002. The $0.9 million and $2.6 million decrease in the three and nine months ended September 30, 2003, respectively, as compared to the three and nine months ended September 30, 2002, was primarily due to the efforts of finding lower cost suppliers and equity agreements for professional fees, legal fees and insurance as well as our concentrated efforts to keep our costs lower. We expect marketing, general and administrative expenses to increase in future periods as we add to our sales staff and make additional investments in marketing activities.

Other Income (Expense). Other income (expenses) for the three and nine months ended September 30, 2003 were ($0.4) million and ($0.7) million, respectively, as compared to ($0.4) million and ($1.8) million, respectively, for the three and nine months ended September 30, 2002. While the three month comparison ending September 30, 2003 and 2002 remained unchanged, the nine month comparison decreased $1.1 million. The decrease in expense for this non-cash charge was due primarily to the write down of the intercompany balance at 2002 year end. We recorded the receipt of $0.2 million from the sale of old unused equipment in the 2nd quarter of 2003.

Liquidity and Capital Resources

Current Financial Position

We have total liabilities and contractual obligations of $11,098,867 as of September 30, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                       Payments Due by Period
                                                       ----------------------
     Contractual Obligations             Total            One Year or Less        More than One Year
     -----------------------        ----------------      ----------------        ------------------
     Due to Related Parties            $        --           $         --             $          --

     Notes Payable - Related
       Parties                                  --                     --                        --

     Convertible Debentures             10,107,207              4,338,319                 5,768,888
     Accounts Payable and
       Accrued Expenses                    991,660                309,364                   682,296
                                    ----------------      ----------------        ------------------
     Total Contractual
       Obligations                     $11,098,867           $  4,647,683             $   6,451,184
                                    ================      ================        ==================

In April 2003, we closed on a $6.0 million financing (see Changes in Securities and Use of Proceeds, Part II Item - 2). We estimate that this $6.0 million financing is the minimum amount of funds that we require to support us until we begin realizing profits from production in sufficient amount to become profitable through production alone. No assurance can be given that our estimates will prove to be correct, or that we will generate sufficient revenues to provide positive cash flows from operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

During April 2003, eMagin reached agreements with certain creditors and these agreements were primarily conditioned upon actions to be taken and installment and buyout payments to be made by eMagin through September 30, 2003. After making these payments, eMagin recorded approximately $3.9 million in reduction of expenses in the financial statements ended September 30, 2003

We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by a combination of additional equity or debt financing, and revenues generated by sales. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

We have received purchase agreements for our products to be delivered now through 2004 and into early 2005. Management believes that the prospects for growth of product revenue remain high.

Our customer schedules have been necessarily pushed out due to our financing issues, but these shipments are being renegotiated now that the funding is committed. We do not currently anticipate any significant loss of business as a result of our prior financing related product ramp delays, other than the shift in delivery schedules. We must ramp our supplies and staffing quickly and efficiently to meet the anticipated shipping schedules. A significant level of effort will be required.

We are in the early phases of production, although our progress has been impeded by our prior cash position. Anticipated increased shipments in the first quarter were delayed, primarily due to our inability to purchase raw materials. Based on the planned schedule, we have resolved our supplier issues and have been able to produce quantities in the late third quarter of 2003. We expect our fourth quarter revenue to begin to reflect this change.

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

Risks Related To Our Financial Results

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment. Our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended September 30, 2003 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

We may not be able to satisfy The American Stock Exchange's (the "Exchange") continued listing requirements. To maintain the listing of our common stock on the Exchange, we are required to meet certain continued listing requirements, including, but not limited to, the requirement that our common stock not sell for a substantial period of time at a low price per share, the requirement that we maintain a minimum of $2 million in shareholder equity. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over eMagin, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock. If the Exchange were to determine that we were filing to satisfy the minimum shareholder equity standards, then we may be required to establish a plan to increase the shareholder equity to over $2 million. The financing that we completed in April 2003 was debt based, and did not directly increase shareholder equity. However, shareholder equity did improve through the related conversion of other debt to stock and through negotiated write-downs of debt. Nevertheless, there will still be a substantial gap remaining that may increase in subsequent quarters before it begins to improve. If this additional equity cannot be accomplished through operations, then it may be done through the sale of equity, which could result in additional dilution to existing shareholders. The failure to satisfy any Exchange concerns regarding the minimum equity standards could result in a delisting of our common stock from the Exchange.

The AMEX staff notified us in June 2003 that we have fallen below Section 1003(a)(i) of the AMEX Company Guide for having shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of the three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance to the AMEX and presented its plan to the AMEX in July 2003. On September 9, 2003, we received notice from the staff of the AMEX that the AMEX had accepted our plan to regain compliance with AMEX's continued listing standards and granted us an extension until December 4, 2004 to regain compliance with those standards.

We will be subject to periodic review by the AMEX staff during the extension period. During this time, we must make progress consistent with the terms of the plan or maintain compliance with the continued listing standards. Other as yet unidentified issues may arise that could adversely affect the financial or the potential listing status of the company.

We have a history of losses since our inception and expect to incur losses for the foreseeable future. Accumulated losses excluding non-cash transactions as of September 30, 2003, were $32.5 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $134.4 million, the majority of which was related to the March 2000 merger and its subsequent write-down of its goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. We were previously primarily dependent on U.S. government contracts. The majority of our revenues to date have been derived from research and development contracts with the U.S. federal government. We cannot continue to rely on such contracts for revenue. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that we will be successful in obtaining new government contracts. Our inability to obtain revenues from government contracts could have a material adverse effect on our results of long-term operations, unless substantial product or non-government contract revenue offsets any lack of government contract revenue, unless substantial product or non-government contract revenue offsets any lack of government contract revenue.

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

Risks Related To Our Stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the Company is successful. Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2003, we have outstanding options to purchase 11,892,186 shares. There are also outstanding warrants to purchase 12,986,221 shares of common stock. Conversion of the secured notes is not certain, even if the share price increases substantially. If the secured were to convert, they would result in additional outstanding common shares.

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

ITEM 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

On or about May 19, 2003, an action was commenced against the Company by Vertical Ventures Investments LLC in the Supreme Court of the State of New York, County of New York, Index No.3601562/03. In this action, the plaintiff has asserted claims for the breach of a Registration Rights Agreement, and seeks compensatory damages against the Company in the amount of $1,500,000. The Company filed its answer on June 23, 2003 and has denied any and all wrongdoing. The Company intends to vigorously defend this matter. The parties are in the process of conducting discovery, but at this juncture, it is difficult to estimate the likelihood of any unfavorable outcome and estimate the amount or range of potential loss at this time.

Item 2. Changes in Securities and Use of Proceeds

On April 25, 2003, we entered into a global restructuring and secured note purchase agreement with a group of several accredited institutional and individual investors whereby the Investors agreed to lend us $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9% secured convertible promissory notes due on November 1, 2005 and (ii) warrants to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), which Warrants are exercisable for a period of three (3) years.

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

On September 10, 2003 we converted Farmers and Mid-Century's $243,478 convertible notes and accrued interest into our common stock at a conversion price of $0.18 per share. This share price was determined from Section 2(i), Automatic Conversion of Note Purchase Agreement, in our Note Purchase Agreement.

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


Item 4. Submission of Matters to a Vote of Security Holders

1. The Annual Meeting was held at the American Stock Exchange in New York City on July 2, 2003 at 11:00 AM.

2. There were present in person or by proxy 23,730,586 shares of Common Stock, of a total of 37,859,063 shares of Common Stock entitled to vote.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

                  Nominee                            No. of Shares
                  -------                            -------------
                  Gary W. Jones                        22,662,187
                  Jack Rivkin                          21,554,613
                  Paul C. Cronson                      22,129,946

4. 21,114,317 shares were voted in favor of the amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares.

5. 20,998,068 shares were voted in favor to authorize the board of directors to effect a 1 for 10 reverse stock split, upon determination by the board that such reverse stock split in the best interest of the Company.

6.   20,787,324 shares were voted in favor of 2003 Stock Option Plan.

7. 22,569,716 shares were voted in favor of the appointment of Grant Thornton as auditors for 2002 and 2003.


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits:

EXHIBIT
NUMBER                         DESCRIPTION

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer and pursuant to 18 U.S. C. Section 1350

(b)      Reports on Form 8-K

The Company filed one report on form 8-K during the quarter ended September 30, 2003. Information regarding the items reported on is as follows:

DATE OF REPORT                      ITEM REPORTED ON


July 3, 2003       The Company announced the results of the 2003 Annual Meeting.

                   The Board of Directors approved two
                   amendments to the Companies 2003 Stock
                   Option Plan; (i) reduce the number of
                   shares that may be provided under the
                   "evergreen" provisions and (ii) require
                   shareholder approval for any subsequent
                   increase.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              eMAGIN CORPORATION


Dated:  November 13, 2003                     By:/S/ Gary W. Jones
                                                 -----------------
                                                 Gary W. Jones
                                                 Chief Executive Officer and
                                                 Acting Chief Financial Officer
                                       30