Form 10KSB
period 2003-12-31
EMAGIN CORP
filed 2004-04-13
CIK 1046995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                          COMMISSION FILE NO. 000-24757

                               eMagin Corporation
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     56-1764501
------------------------------------     ---------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 2070 Route 52, Hopewell Junction, New York                       12533
 ---------------------------------------------------------    --------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (845) 838-7900
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                     Common Stock, $.001 Par Value Per Share

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $ 2,587,599.

There are 62,996,760 shares outstanding as of March 30, 2003. The aggregate market value of the voting stock held by non-affiliates of eMagin was $56,393,778 as of March 30, 2004, based upon the closing sales price of the Registrant's common stock as quoted on the AMEX of $2.07.

There were 42,695,412 shares of common stock outstanding, $.001 par value per share, issued as of December 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-KSB.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX

                                     PART I

                                                                          Page

Item 1.  Description of Business...........................................  4
Item 2.  Description of Property........................................... 21
Item 3.  Legal Proceedings................................................. 22
Item 4.  Submission of Matters to a Vote of Security Holders............... 22

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters........................................22
Item 6.  Management's Discussion and Analysis or Plan of Operation..........24
Item 7.  Financial Statements...............................................37
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................58
Item 8A. Controls and Procedures............................................58

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(A) of the Exchange Act.................59
Item 10. Executive Compensation.............................................61
Item 11. Security Ownership of Certain Beneficial Owners and Management.....61
Item 12. Certain Relationships and Related Transactions.....................61
Item 13. Principal Accountant Fees and Services.............................61

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K...................................62

                                   SIGNATURES

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its subsidiary.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     eMagin Corporation designs, develops, manufactures, and markets virtual imaging products which utilize OLEDs, or organic light emitting diodes, OLED-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer, or OEM, customers to develop and market improved or new electronic products. We believe that virtual imaging will become an important way for increasingly mobile people to have quick access to high resolution data, work, and experience new more immersive forms communications and entertainment.

     Our first commercial product, the SVGA+ (Super Video Graphics Array plus 52 added columns of data) OLED microdisplay was first offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was first shipped in early 2002. We have now accepted purchase agreements for larger quantities of our commercial microdisplay products and virtual imaging subsystems which combine displays with lenses. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by OEM customers for military, medical, industrial, and consumer applications. We market our products in North American, Europe, and Asia.

     Our OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our active matrix OLED technology, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with expected lower overall system costs relative to alternate microdisplay technologies. We have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems and we have licensed certain fundamental OLED and display technology from Eastman Kodak. The worldwide market for OLED displays amounted to $91 million in 2002, $249 million in 2003, and will grow to $3.1 billion in 2009, for a compound annual growth rate of 56 percent from 2003 to 2009, according to iSuppli/Stanford Resources research as of March 2004.

     As the first to exploit OLED technology for microdisplays, and with the support of our partners and the development of our intellectual property, we believe that we enjoy a significant advantage in the commercialization of this display technology for virtual imaging. We are the only company to announce, publicly show and sell full-color active matrix OLED-on-silicon microdisplays.

     Our wholly owned subsidiary, Virtual Vision, Inc., provides added value services to our customers by providing custom engineering support for virtual imaging subsystem design and prototyping, as well as by creating standardized optical and electronics interfaces for our displays that accelerate the time to market for products offered by our new potential customers.

     Our website is located at www.emagin.com. We make available on our website, free of charge, our annual report on Form 10KSB, our proxy statement, our quarterly reports on Form 10QSB, our current reports on Form 8K, amendments to reports filed under the Securities and Exchange Act, earnings press releases, and other business-related press releases. We also intend to post on our website the charters of our Audit, Compensation, and Governance and Nominating committees, our Codes of Ethics and any amendments of or waiver to those codes of ethics, and other corporate governance materials recommended by the Securities and Exchange Commission and the American Stock Exchange.

Industry Overview

     The overall flat panel display industry is predicted to grow to over $69 billion in 2005, according to market research by DisplaySearch. Within the flat panel industry there are various sizes and applications of flat panel displays, ranging from wall size signage to calculator and viewfinder displays. Displays are sold as independent products

(such as flat TVs) or as components of other systems (such as laptop computers). Our products target one segment of the flat panel industry which is known as near-to-the-eye or near-eye microdisplays because they are viewed through a lens rather than directly, such as desktop computer screens which are know as direct view displays.

     Near-eye virtual imaging using microdisplays are used in small optically magnified devices such as video headsets, camcorders, viewfinders and other portable devices. Microdisplays are typically of such high resolution that they are only practically viewed with magnifying optics. Although the displays are typically physically smaller than a postage stamp, they can provide a magnified viewing area similar to that of a full size computer screen. For example, when magnified through a lens, a high-resolution 0.6-inch diagonal display can appear comparable to a 19 to 21-inch diagonal computer screen at about 2 feet from the viewer or a 60-inch TV screen at about 6 feet. One version of our display and optic recreates the virtual imaging viewing and sound experience of sitting in the middle seat of a typical movie theater.

     The microdisplay market, according to McLaughlin Consulting Group in a report issued in November 2002, is expected to grow on a unit basis at 20% per year, from a base of less than $1 billion in 2002 to more than $1.4 billion by 2006. Another leading industry market research organization, DisplaySearch, projects that the overall microdisplay market is expected to grow to a $3 billion per year rate by the end of 2005.

     We believe that the most significant driver of the near-eye virtual imaging microdisplay market is growing consumer demand for mobile access to larger volumes of information and entertainment in smaller packages. This desire for mobility has resulted in the development of near-eye microdisplay products in two general categories: (i) an established market for electronic viewers incorporated in products such as viewfinders for digital cameras and video cameras which may potentially also be developed as personal viewers for cell phones and (ii) an emerging market for headset-application platforms which include accessories for mobile devices such as notebook and sub-notebook computers, portable DVD systems, electronic games, and other entertainment, and wearable computers.

     Until now, near-eye virtual imaging microdisplay technologies have not simultaneously met all of the requirements for high resolution, full color, low power consumption, brightness, lifetime, size and cost which are required for successful commercialization in OEM consumer products. We believe that our new OLED-on-silicon microdisplay product line meets these requirements better than alternative products and will help to enable virtual imaging to emerge as an important display industry segment.

Our Approach: OLED-on-Silicon Microdisplays and Optics

     There are two basic classes of organic light emitting diode, or OLED, technology, dubbed single molecule or small molecule (monomer) and polymer. Our microdisplays are currently based upon active matrix molecular OLED technology, which we call OLED-on-silicon because we build the displays directly on silicon chips. Our OLED-on-silicon technology uniquely permits millions of individual low-voltage light sources to be built on low-cost, silicon computer chips to produce single color, white, or full-color display arrays. OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in very compact, integrated systems with lowered overall system costs relative to alternative technologies.

     We have developed our own proprietary and patented technology to create high performance OLED-on-silicon microdisplays and related optical systems and we license fundamental OLED technology from Eastman Kodak. (See "Intellectual Property" and "Strategic Relationships"). We expect that the integration of our OLED-on-silicon microdisplays into mobile electronic products will result in lower overall system costs to our OEM customers.

     We believe that our OLED-on-silicon microdisplays will initiate a new generation of virtual imaging products that will have a profound impact on many industries. Headsets providing virtual screens surrounding the user in a sphere of data become a practical reality with our displays and a low cost head tracker. Because our microdisplays generate and emit light, they have a wider viewing angle than competing liquid crystal microdisplays, and because they have the same high brightness at all forward viewing angles, our microdisplays permit a large field-of-view and superior optical image.

The wider viewing angle of our display results in the following superior optical characteristics:

     o the user does not need to as accurately position the head-wearable display to the eye;

     o the image will change minimally with eye movement and appear more natural; and

     o the display can be placed further from the eye and not cut off part of the image.

     In addition, our OLED-on-silicon microdisplays offer faster response times and use much less power than competitive liquid crystal microdisplay systems. Our subsystem-level power consumption is so low that two SVGA, full color, full speed motion video computer displays can easily be run in stereovision off the power from a single USB port on a portable computer. Battery life is extended or weight is greatly reduced in systems using our products.

     Our OLED microdisplay stores all the color and luminance value information at each of the more than 1.5 million picture elements, or pixels, between refresh cycles in the display array, eliminating the flicker or color breakup seen by most other high-resolution microdisplay technologies. Even power efficient frame rates as low as 30 Hz can usually be used effectively. Power consumption at the system level is expected to be the lowest of any full-color, full-video SVGA resolution range, large view microdisplay on the market. The OLED's ability to emit light at wide angles allows customers to create large field of view (approx. 40 degrees), wide image capture range images from very compact, low-cost, one-piece optical systems. The display contains the majority of the electronics required for connection to the RGB (red, green, blue signal) port of a portable computer imbedded in its silicon chip backplane, thereby eliminating many other components required by other display technologies such as D-A converters, application-specific integrated circuits (ASICs), light sources, multiple optical elements, and other components. We believe that these features will enable our new class of microdisplay to potentially be the most compact, highest image quality, and lowest cost solution for high resolution near-eye applications, once they are in full production.

     We have commercialized two OLED microdisplay products, our SVGA+ resolution microdisplay, which contains 1.53 million picture elements, and our stereovision-capable SVGA-3D microdisplay, which contains 1.44 million picture elements. We are currently developing a military and industrial oriented ultra-high-luminance monochrome SXGA integrated circuit, which contains 1280x1024 picture elements, that is now due for completion in mid-2004. We sell our OLED-on-silicon microdisplays for use as components by customers who prefer to design and build their own lenses or coupled with our own optics. We also plan to offer OLED processing on our customers' integrated circuits to some OEMs who design their own integrated circuits. We provide Developer Kits, which include a microdisplay and associated electronics to help OEMs evaluate our microdisplay products and to assist their efforts to build and test new products incorporating our microdisplays.

Our Product Lines

     We offer our products to OEMs and other large volume buyers as both separate components and integrated bundles in a three-tiered platform. We believe that our strategy of offering our products both as separate components and as integrated bundles that include microdisplays and lenses will allow us to address the needs of the largest number of potential customers.

     (1) OLED-on-silicon microdisplays for integration into near-eye virtual imaging OEM products for consumer, industrial, and military markets;

     (2) Microviewer(TM) near-eye virtual imaging modules that incorporate our OLED-on-silicon microdisplays with compact lenses and electronic interfaces for integration into OEM products for consumer, industrial, and military markets. We have shipped customized microviewer modules to several customers, some of which have incorporated our products into their own commercially available products;

     (3) Head-wearable near-eye virtual imaging display systems that will incorporate our Microviewers(TM) for consumer and industrial markets. These products have been prototyped and are planned.

     We also offer engineering support and a variety of support products, including developer kits and PC interface kits, to enable customers to quickly integrate our products into their own product development programs.

Our Products

     (1) OLED Microdisplay Products

     We serve as a component manufacturer by supplying our OLED-on-silicon microdisplays for those customers who have their own lenses or integrated circuits. Our first commercial microdisplay products are based on our "SVGA series" OLED microdisplays. We expect to offer our SXGA OLED microdisplay during 2004. The table below provides a partial listing of the display products, or in the late stages of development.

OLED Microdisplays:

Microdisplay      Description                   Resolution    Color   Size
Product Numbers                                 (pixels)              (diagonal)

EMA-100080        SVGA+ OLED microdisplay       852x3x600     color   0.62 inch
EMA-100100        SVGA+ OLED microdisplay       852x3x600     white   0.62 inch
EMA-100116        SVGA+ OLED microdisplay       852x3x600     yellow  0.62 inch
EMA-100110        SVGA+ OLED microdisplay       852x3x600     green   0.62 inch
EMA-100052        SVGA 3D OLED microdisplay     800x3x600     color   0.59 inch

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

     0.98-inch Diagonal SXGA (Super Extended Video Graphics Array) for Industrial, Medical and Military Applications. We are developing an introductory SXGA microdisplay product as a personal computer-compatible headset display for military, medical, high-end commercial, and industrial applications. We anticipate that this display will become available for sampling sometime in 2004. This product will have 1280 x 1024 monochrome pixels and will be adaptable to color VGA resolution. The display will have a capability for very high luminance. We expect that this display will be able provide over 30,000 Cd/m2 luminance. For reference, a typical notebook computer operates at 80 Cd/m2 peak luminance. This digital video and data interface product is being designed to exhibit a wide dimming range and high luminance for special military applications. Even though this SXGA is not expected to be a high production quantity product, we anticipate that the performance features of this SXGA, such as high-speed digital video and 256 gray levels with super high luminance capability and a very large imaging area for a silicon chip, has the potential to serve as a catalyst for the development of new applications.

OLED Microdisplay Kits:

Kit Product Number      Description                                        Available colors

EMA-100119              SVGA+ Monocular Developer Kit                      Color, white, yellow, green
EMA-100120              SVGA+ Binocular Developer Kit                      Color, white, yellow, green
EMA 100125              SVGA 3D Monocular Developer Kit                    Color, white, yellow, green
EMA-100126              SVGA 3D Binocular Developer Kit                    Color, white, yellow, green
EMA-100121 HB           High Bright Monocular Developer Kit                Yellow
EMA-100135              SVGA Series Monocular PC Interface Kit             Color, white, yellow, green
EMA-100136              SVGA Series Binocular PC Interface Kit             Color, white, yellow, green

     Developer Kit. The multi-functional Developer Kit provides a menu selection of resolution, frequency, image flip, monochrome operation, gain, and offset. It also provides NTSC RS-170 video composite input for SVGA+ (monochrome only). An optional serial-to-I2C adapter provides direct loading and interrogation of display registers located on the display chip.

     The PC Interface Kit provides a simple RGB interface with image flipping for SVGA+ and SVGA-3D displays, and automatic stereovision signal recognition for SVGA-3D displays. Interface kits can be provided configured with or without displays.

     (2) Microviewer(TM) Products Incorporating Lenses

     By providing an integrated solution of a complete microdisplay and lens assembly to integrate into OEM customers' end product design, OEM customers can avoid incurring expensive optics design and tooling costs. Different lens and microdisplay specifications can be mixed and matched to be adapted to many end products.

     We have developed advanced lens technology for several applications and believe we hold key patents on certain low cost, high performance lens technology for microdisplay applications. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue.

     We intend to sell Microviewer(TM) modules to OEMs for integration with their branded products, or incorporated into eGlass(TM) Personal Viewer(TM) head-wearable displays to be supplied by our subsidiary, Virtual Vision, Inc. Some of our potential customers have stated a preference for Microviewers(TM) over microdisplays since Microviewers(TM) incorporate lenses which save OEMs a step in their manufacturing process and can save them the long time required to develop a high performance lens system. Custom microviewer products incorporated into specially designed modules are currently being sold to OEMs, including Sage Technologies and Total Fire Group.

     Low cost molded plastic lenses are in development under eMagin direction to help our commercial and consumer OEM customers obtain better quality, large area virtual images using our displays at relatively low cost to alternate approaches.

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

Prior Product and Technology Awards

         o    Dual Use Technology Achievement Award

     March 2002. eMagin and the US Air Force Armstrong Laboratory received First Place recognition for the US Air Force with a Second Annual Dual Use Science and Technology Achievement Award. eMagin's technology was also recognized as one of the best dual use technologies in 2001 across all branches of the Armed Services. The award, presented by the Deputy Under Secretary for Defense, Charles J. Holland, recognizes the best dual use programs and honors those responsible for developing and implementing technology beneficial to both military and commercial sectors.

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

Our Market Opportunity

     The growth potential of our selected target market segments have been investigated using information gathered from key industry market research firms, including DisplaySearch, Frost and Sullivan, Fuji-Chimera, International Data Corporation, Nikkei, SEMI, Stanford Resources-iSuppli and others. Such data was obtained using published reports and data obtained at industry symposia. We have also relied substantially on market projections obtained privately from industry leaders, industry analysts, and potential customers.

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

     (2) Head-wearable Display Platforms

     Head-wearable displays incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as head-mounted displays (HMDs) or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest is due to accelerating the timetable to adapt such systems to military applications such as night vision and fire and rescue applications. These have military, commercial, and consumer applications.

Military

     Military demand for head-wearable displays is currently being met with microdisplay technologies that we believe to be inferior to our OLED-on-silicon products. The new generation of soldiers will be highly mobile, and will often need to carry highly computerized communications and surveillance equipment. To enable interaction with the digital battlespace, rugged, yet lightweight and energy efficient technology is required. Currently available microdisplay technologies do not meet the requirements for low power, hands-free, day and night-viewable displays. Our OLED microdisplays demonstrate performance characteristics important to military and other demanding commercial and industrial applications including high brightness and resolution, wide dimming range, wider temperature operating ranges, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments, and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. The OLED's very low power consumption reduces battery weight and increases allowed mission length Our high brightness SXGA display, under development, is expected to provide luminance levels in excess of 30,000 Cd/m2, will have a number of imbedded control features, and is expected to use a small fraction of the power required for LCDs (liquid crystal displays) or CRTs (cathode ray tubes) run at similar luminance levels, and will permit the use of more compact optical systems. Properly implemented, we believe that head-mounted systems incorporating our microdisplays will increase effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness to be used in daylight, yet controllable for nighttime light security. The OLED's wide temperature range is especially of interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions.

     Our OLED microdisplays were selected for several aircraft vehicles and soldier applications, including the US Army Land Warrior 1.0 and 2.0 programs, and Stryker Interoperative, and the US Air Force Joint Strike Fighter and Lil Hal Digital Kneeboard, among others. Land Warrior, a core program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Kaiser Electro-Optics, a Rockwell Collins company and the principal contractor for the US Army's Land Warrior HMD system, and eMagin will apply their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. The US Army expects to initially equip more than 40,000 soldiers with the Land Warrior system. The current overall redesign of the Land Warrior system by General Dynamics and Rockwell Collins has delayed increased volume use of displays beyond small quantities for that program until a future date to be determined. Our display is also used in Kaiser Electro-Optics, Inc.'s commercially available ProView S035 Monocular HMD. Night Vision Equipment Corporation's HelmetIR-50(TM), a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. The US Air Force has selected our OLED microdisplay technology for incorporation into the Strike Helmet 21 system. The Strike Helmet 21 system is targeted for integration into F-15E aircraft in 2004-2005 time periods. We have been informed by the US Air Force that our SXGA resolution OLED microdisplay, currently under development, is planned to be used in programs such as Integrated Panoramic Night Vision Goggles in avionics helmets and the Lil HAL digital kneeboard. We cannot assure that the Government will remain on schedule. Similar systems are of interest for other military applications as well as for related operations such as fire and rescue.

Commercial, Industrial, and Medical

     We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of microdisplay applications include: immediate access to inventory such as parts, tools and equipment availability; instant accessibility to maintenance or construction manuals; routine quality assurance inspection; endoscopic surgery; and real-time viewing of images and data for a variety of applications. As one potential example, a user wearing a HMD while using test equipment, such as oscilloscopes, can view technical data while simultaneously probing printed circuit boards. Commercial products in these sectors include Sage Technologies, Ltd.'s Helmet Vue (TM) Thermal Imaging System and Liteye's 500, developed as an upcoming accessory to Antelope Technologies' MCC Wearable Computing system, which incorporates IBM's wearable PC technology. VRmagic GmbH, a leading developer of virtual reality simulators, is using our OLED microdisplays in their EYESI(TM) Virtual Reality Surgical Simulator, which provides real-time simulation of ophthalmic surgery, high performance biomechanical tissue simulation, precision tracking, and realistic stereo imaging. Sensics has incorporated our OLED displays in their immersive SkyVizor (TM) virtual reality headset to serve as the "eyes" of the Robonaut, a humanoid robot being developed by NASA and DARPA. The Robonaut system can work side by side with humans, or alone in high-risk situations.
Telepresence uses virtual reality display technology to visually immerse the operator into the robot's workspace, facilitating operation and interaction with the Robonaut, and potentially reducing the number of dangerous space walks required of real astronauts.

Consumer

     We believe that our head-wearable display products will enhance the following consumer products:

     o Entertainment and gaming video headset systems, which permit individuals to view television, including HDTV, video CDs, DVDs and video games on virtual large screens or stereovision in private without disturbing others. Even though entertainment and gaming headsets represent an emerging product class, we are seeing demand from OEMs. Headset game systems for portable computers with head tracking and/or stereovision appears to be our predominant high quantity near term market opportunity, with several customers indicating an interest in large production quantities of our displays. Our current SVGA-3D display was designed specifically for this market. We believe that these new headset game systems can provide a game or telepresence experience not otherwise practical using conventional direct view display technology. We expect low cost to be important for success in this field, and expect our product cost to decrease in high quantity production. At the 2004 Consumer Electronics Show, Leadtek Research Inc. (Taiwan) announced that it was planning to introduce a consumer HMD using eMagin SVGA-3D displays.

     o Notebook computers, which can use head-wearable devices to reduce power as well as expand the apparent screen size and increase privacy. Current notebook computers do not use microdisplays. Our products can apply not only to new models of notebook computers, but also as aftermarket attachments to older notebooks still in use. The display can be easily used as a second monitor on notebook computers for ease of editing multiple documents to provide multiple screens or for data privacy while traveling. It can also be used to provide larger screen capability for viewing spreadsheets or complex computer aided design (CAD) files. We expect to market our head-wearable displays to be used as plug-in peripherals to be compatible with most notebook computers. We believe that the SVGA-3D microdisplay is well suited for most portable PC headsets. Our microdisplays can be operated using the USB power source of most portable computers. This eliminates added power supplies, batteries, and rechargers and reduces system complexity and cost.

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

     o Highly compact wearable computers and personal digital assistants, or PDAs using video headsets as screens can be made possible by high-resolution microdisplays. A lightweight pocketsize computer that is less than one pound can potentially be created with a foldout keyboard, compact input device, or voice actuation and a headset that provides a near-desktop personal computer experience.

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

Selected Applications by Market Sector
------------------------------------------- -------------------------------------------------
Sector                                       Representative Applications
------------------------------------------- -------------------------------------------------
Portable Computer Peripheral        |X|      Notebook and SuperSubnotebook computer headsets
                                    |X|      Miniature data viewers
------------------------------------------- -------------------------------------------------
Entertainment                       |X|      Games
                                    |X|      Headset Television/DVDs
------------------------------------------- -------------------------------------------------
Industrial, Medical, &              |X|      Surgery and Dentistry
Administration                      |X|      Industrial Control and Safety
                                    |X|      Emergency Services
                                    |X|      Inventory and Retail
                                    |X|      Institutional Control
                                    |X|      Maintenance (Industry & Consumer)
                                    |X|      Communications
                                    |X|      Finance
                                    |X|      Education and Training
------------------------------------------- -------------------------------------------------
Military                            |X|      Communications
                                    |X|      Targeting and Enhanced Vision
                                    |X|      Night Vision
                                    |X|      Handheld & Headmount Equipment
                                    |X|      Body worn displays
                                    |X|      Avionics (Helmet mount)
                                    |X|      Ground and Water Vehicles
                                    |X|      Maintenance & Training
                                    |X|      Special Applications
------------------------------------------- -------------------------------------------------
Telecommunications, Handheld,       |X|      Cell Phones/Headset phones
and Small Instruments               |X|      Handheld & Portable Internet Viewers
                                    |X|      Smart Appliances & Instruments
------------------------------------------- -------------------------------------------------
Advanced Computer                   |X|      CAD/CAM
Applications                        |X|      Virtual Reality and Simulations
                                    |X|      Ultra-High Resolution
                                    |X|      Telepresence
------------------------------------------- -------------------------------------------------

Our Strategy

     Our strategy is to establish and maintain a leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our leadership in both OLED-on-silicon technology and microdisplay lens technology. We aim to provide microdisplay and complimentary accessories to enable OEM customers to develop and manufacture new and enhanced electronic products. Some key elements of our strategy to achieve these objectives include the following:

     o Leverage our superior technology to establish a leading market position. As the first to exploit OLED-on-silicon microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market.

     o Develop products for large consumer markets via key relationships with OEMs. Our relationships with OEMs whose products use microdisplays have allowed us to identify initial microdisplay products to be produced for entertainment, industrial, and military headsets, to be followed by other applications such as digital cameras, camcorders and hand-held Internet and telecommunications appliances. We target markets which we believe to have long-term growth potential.

     o Optimize manufacturing efficiencies by outsourcing while protecting proprietary processes. We intend to outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. By performing the processes in-house we can continue to directly make improvements in the processes, which will improve device performance. We also retain the ability to customize certain aspects such as color balance, which is known as chromaticity, as well as specialized boards or interfaces, and to adjust other parameters at the customer's request. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacture and distribution of finished products. We intend to prototype new optical systems, provide customization of optical systems, and manufacture limited volumes at our subsidiary, Virtual Vision, but intend to outsource high volume manufacturing operations. There are numerous potential plastics, PC Board, and assembly service companies globally that provide these outsource services.

     o Build and maintain strong internal design capabilities. As more circuitry is added to OLED-on-silicon devices, the cost of the end product using the display can be decreased; therefore integrated circuit design capability will become increasingly important to us. To meet these requirements, we intend to develop in-house design capabilities. Building and maintaining this capacity will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills will also remain a part of our overall long term strategy.

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

     We are working in cooperation with the US Air Force, Ball Aerospace, ITT, and Kaiser Electro-optics, a subsidiary of Rockwell Collins, to complete development and characterization of our high brightness SXGA microdisplay. We are working cooperatively with the US Army and with several system integrators to further characterize operation of our displays in rugged military environments.

     We have recently announced the execution of an agreement with Rohm Corporation of Japan to develop two new products: an enhanced version of our SVGA-3D microdisplay with new imbedded features for consumer head-mounted displays and high resolution games, and a new QVGA and/or VGA viewfinder microdisplay for camcorder and digital cameras, web phones, and low end games.

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

     Low manufacturing cost. Many OLED-on-silicon microdisplays can be built on an 8-inch silicon wafer using existing automated OLED and color filter processing tools. The level of automation used lowers labor costs. Only a minute amount of OLED material is used in each OLED-on-silicon microdisplay so that material costs, other than the integrated circuit itself, are small. The number of displays per silicon wafer may be higher on OLEDs than on liquid crystal displays, or LCDs, because OLEDs do not require a space-wasting perimeter seal band.

     Low cost systems solutions. In general, an OEM using OLED-on-silicon microdisplays will not need to purchase and incorporate lighting assemblies, color converter related Applications Specific Integrated Circuits, or ASICs, or beam splitter lenses as is the case in liquid crystal microdisplays, which also require illumination. Many important display-related system functions can be incorporated into an OLED-on-silicon microdisplay, reducing the size and cost of the system. Non-polarized light from OLEDs permit lenses for many OLED-on-silicon applications that are made of a single piece of molded plastic, which reduces size, weight and assembly cost when compared to the multipiece lens systems used for liquid crystal microdisplays. System cost relative to liquid crystal and liquid crystal on silicon, or LCOS competitive products is thus reduced. Because our displays are power efficient, they typically require less power at the system level than other display technologies at a given display size and brightness.

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

Furthermore,OLEDs conserve power by powering only those pixels that are on while liquid crystal on silicon requires light at all pixels all the time. Most optical systems used for our OLEDs are highly efficient, permitting over 80% of the light to reach the eye, whereas reflective technologies such as liquid crystal on silicon require multiple beam splitters to get light to the display, and then into the optical system. This results in typically less than 25% light throughput efficiency in reflective microdisplay systems. Most important, we do not need a power-hungry video frame buffer, as required in liquid crystal frame-sequential color systems. Battery life can therefore be long.

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

     High-speed performance resulting in clear video images. The OLEDs switch much more rapidly than liquid crystals or most cathode ray tubes, or CRTs. This results in smear-free video rate imagery and provides improved image quality for DVD playback applications. This eliminates visible image smear and makes practicable three-dimensional stereo imaging using a split frame rate. This advantage of our OLED-on-silicon is very important for 3-D stereovision gaming applications.

     Flicker-free and no color breakup. Because the OLED-on-silicon stores brightness and color information at each pixel, the display can be run with no noticeable flicker and no color sequential breakup, even at low refresh rates. A lower refresh rate not only helps reduce power, but it also facilitates system integration. Color sequential breakup occurs in systems such as liquid crystal on silicon and some liquid crystal display microdisplays when red, green and blue frames are sequentially imaged in time for the eye to combine. Since the different color screens occur at different times, movement of the eye due to vibration or just fast pupil movement can create color bands at each dark-light edge, making the image unpleasant to view and making text difficult to read. For example, the liquid crystal on silicon display needs to run at least three times the "normal" frame rate or speed to produce color sequential images, which wastes power and makes for a difficult technological challenge as display resolutions increase.

     Wide operating temperature range. Our OLEDs offer much less temperature sensitivity at both high and low temperatures than LCDs. LCDs are sluggish or non-operative much below freezing unless heaters are added and lose contrast above 50 degrees Celsius, while our OLEDs turn on instantly and can operate between -55 degrees Celsius and 130 degrees Celsius. We specify a smaller range on most products to accommodate low cost packaging. This is an important characteristic for many portable products that may be used outdoors in many varying environmental conditions. It is especially important for military customers. Insensitivity to vibration, shock, and pressure are also important environmental control attributes.

Complementary Lens and System Technologies

     We have developed a wide range of technologies which complement our core OLED and lens technologies and which will enhance our competitive position in the microdisplay and head-wearable display markets. These include:

     Lens technology. We have developed advanced lens technology for microdisplays and head-wearable display systems and hold key patents in these areas. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers, assuming the final version of the production lens becomes available and moves into production by our manufacturing partner.

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

     Head-wearable display technology. We have developed ergonomic technologies that make head-wearable displays easier to use in a wide variety of applications. For example, the use of our patented rotatable Eyeblocker(TM) provides a sharp image without requiring most users to squint. The Eyeblocker can also be moved to create an effective see-through appearance. To our knowledge, we have made the lightest weight, high-resolution head-wearable display with an over 35 degree diagonal field of view ever publicly demonstrated.

     Wireless video technology. We have developed power efficient, miniature, video and stereo sound, radio frequency transmitter-receiver technology as part of a government program. This could allow consumers to watch wireless high quality video from most locations in their home using existing entertainment, such as DVD or cable/satellite systems, or data systems. If commercialized, we expect this capability to greatly increase the available market and demand for video and data head-wearable displays and we are considering this technology for use in low cost consumer applications. Commercialization of this technology will be considered in the future.

Sales and Marketing

     We primarily provide display components and Microviewer(TM) display-optic modules for OEMs to incorporate into their branded products and sell through their own well-established distribution channels. In addition, we market head-wearable displays directly to various vertical market channels, such as medical, industrial, and government customers. A typical buyer is a manufacturer of a product requiring a specific resolution of visual display or viewfinder for insertion into a product such as a portable DVD headset, a PC-gaming headset, or an instrument.

     We market our services primarily in North America, Asia, and Europe through direct technical sales from our headquarters. Regular purchase orders are processed by our Customer Service Coordinator and technical questions related to product purchases or product applications are processed by our Technical Support Coordinator. Additional sales are generated through our subsidiary, Virtual Vision, and through our sales office located in Japan. We are in the process of selecting worldwide distributors.

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

     We are now shipping monochrome and full color versions of our first two commercial microdisplay products. Our SVGA+ resolution OLED microdisplay, which contains 1.53 million picture elements, was specifically designed to meet the needs of several military, industrial, and medical customers based on marketing information obtained prior to the design phase of the display and was first offered for sampling in April 2001. Our stereovision-capable SVGA-3D microdisplay, which contains 1.44 million picture elements, was designed with the input of multiple customers to principally target the mobile personal computer and PC games markets, and was first shipped in February 2002. We are currently developing a military and industrial oriented ultra-high-luminance SXGA resolution integrated circuit, which contains 3.9 million picture elements, that is due for completion in 2004, and we have shipped limited quantities of prototypes of our eGlass headsets.

     Near term sales efforts have been focused on our military, industrial, and medical customers. We have received production orders and design wins for both the SVGA+ and SVGA 3D displays. To date, we have shipped products and evaluation kits to more than 100 OEM customers. An OEM design cycle typically requires between 6 and 24 months, depending on the uniqueness of the market and the complexity of the end product. New product development may require several design iterations prior to commercialization. Some of our initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. Several customers have indicated their intent to incorporate potentially high volumes of our microdisplays into consumer products beginning in 2004 through 2006, pending successful completion of their own product development efforts. We have also received notification that our microdisplays will be used as components in versions 1.0 and 2.0 of the US Army Land Warrior program and in the US Air Force Joint Strike Fighter program, among other programs. (See "Our Market
Opportunity: Military; Commercial, Industrial, and Medical; and Consumer")

Customers

     Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2003, 70% of our sales were to firms based in the United States and 30% were to international firms, compared to 74% domestic sales and 26% international sales during 2002. In 2003, three customers accounted for 37% of sales. One customer represented 21% of sales and the other two represented 8% each. In 2002, our customer base included two customers who accounted for 32% of sales. One customer represented 18% and the other customer represented 14% of sales. We anticipate that international sales will continue to increase as a percentage of our sales.

Backlog

     As of December 31, 2003 we had a backlog of purchase agreements of approximately $30 million. The majority of our backlog consists of purchase agreements for delivery over the next 24 months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period. Lack of working capital through the early part of 2003 delayed our ability to ship the full quantity of purchase agreements and purchase orders on hand, and has required negotiations with customers for delays in product launch schedules. Some customers have experienced delays in their expected product launch schedules due to their own product development delays not directly related to our microdisplays. Some new eMagin products such as PC interfaces and cables may help customers begin their production more quickly, but there is no guarantee that this will occur. eMagin's deliveries of wafers and other supplies could play a negative roll in our 2004 shipments due to capacity and technical issues at our suppliers, such as TSMC in Taiwan.

Research and Development

     Near-to-the-eye virtual imaging and OLED technology are relatively new technologies that have considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, field of view, optical range of visibility, and many other parameters. We also anticipate that achieving reductions in manufacturing costs will require new technology developments. We anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. During 2002 and 2003 we focused primarily on near-term product development projects related to our transition from research to manufacturing. For example we developed a glass cover plate to ruggedize our displays to facilitate easier handling by our OEM customers. We also developed a new high luminance, high efficiency yellow monochrome OLED and adapted to our SVGA+ display for see-through optic applications and began sampling the yellow monochrome product in early 2003. However, in order to improve customer satisfaction and simultaneously maximize our margins, as well as to maintain competitive technology advantages, we believe that it is important to continue to engage in long-term research and development. During the past eight years, we have spent, net of U.S. government funding, approximately $34 million on research and development. In 2001, we spent approximately $13 million, and in 2002 we spent approximately $7 million on research and development. During 1998-2002 we received approximately $4 million in funding from US government under research and development cost sharing arrangements. Currently, eMagin is almost entirely focused on production ramping, but contract R&D is expected to eventually resume at moderate levels.

     External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas (See "Strategic Relationships").

Manufacturing Facilities

     We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 40,000 square feet of space housing our own equipment for OLED microdisplay fabrication and for research and development plus additional space for assembly and administrative offices. We believe that our lease agreement with IBM for a 16,300 square foot class 10 clean room space, along with additional, lower level clean room space, and the associated acquisition of substantial amounts of advanced manufacturing equipment is at a favorable cost, representing a substantial asset and competitive advantage.

     Our lease expired in March of 2004. As a result we currently occupy the same space on a month to month basis for approximately $69,000 per month. We are currently in negotiations for a new lease.

     Facilities services provided by IBM include our cleanroom, pure gases, high purity de-ionized water, compressed air, chilled water systems, and waste disposal support. This infrastructure provided by our lease with IBM provides us with many of the resources of a larger corporation without the added overhead costs. It further allows us to focus our resources more efficiently on our product development and manufacturing goals. We believe that our facility is anticipated to be capable of producing over 50,000 SVGA+ or SVGA-3D displays per month once we are manufacturing around the clock on a 24 hours a day, 7 days per week basis, with ample supplies and a fully loaded manufacturing line.

     We lease additional non-cleanroom facilities for chemical mixing, cleaning, chemical systems, and glass/silicon cutting. OLED chemicals can be purified in our facility with our own equipment, permitting the company to evaluate new chemicals in pilot production that are not yet available in suitable purity for OLED applications on the market.

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

     Our system development effort at Virtual Vision operates out of a leased facility in Redmond, Washington. The facilities are well suited for designing and building limited volume prototypes and small quantity industrial or government products. Cables and electronic interfaces have recently been produced to permit our OEM customers to more rapidly create products and shorten their time-to-market. We plan to outsource medium to high volume subsystem production to low cost plastics, lenses, and assembly manufacturers. We are currently using outside manufacturers including manufacturers in Asia and other locations, plus we are investigating new outsource opportunities.

     We believe that manufacturing efficiency is an important factor for success in the consumer markets. We believe that high yield and maximum utilization of our equipment set will be key for profitability. We believe that all of the main components for manufacturing success are in place, but we will require additional capital to: (i) staff and train employees for round the clock operation, (ii) build suitable inventory of integrated circuits and other raw materials, and (iii) properly maintain and continue to upgrade the equipment set from time to time. The equipment required for initial profitable production is in place. Some equipment will be added when our production volume increases or as needed. We will initially ramp production primarily by adding multi-shift staff and increasing inventory.

     We intend to outsource certain capital-intensive portions of microdisplay production to minimize both our costs and time to market. Joint ventures are being considered for higher quantity OLED production off shore should suitable resources not be available for US expansion. We currently outsource all our integrated circuit fabrication while retaining the final metal, OLED
application,   color  filter,  OLED  sealing,  and  sample  packaging  processes in-house.

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

          Our patents are concentrated in the following areas:

     o    OLED Materials, Structures, and Processes;

     o    Display Color Processing and Sealing;

     o    Active Matrix Circuit Methodologies and Designs;

     o    Field Emission and General Display Technologies;

     o    Lenses and Tracking (Eye and Head);

     o    Ergonomics and Industrial Design; and

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

Competition

     We may face competition in the OLED and microdisplay industry from a variety of companies and technologies. We believe that our key competition will come from liquid crystal on silicon microdisplays, or LCOS, also known as reflective liquid crystal displays. While we believe that OLED-on-silicon provides comparatively lower optics cost, larger apparent image size, reduced electronics cost and complexity, enhanced color, and improved power efficiency advantages over liquid crystal on silicon microdisplays, there is no assurance that these benefits will be realized or that liquid crystal on silicon manufacturers will not suitably improve these parameters. Companies pursuing liquid crystal on silicon technology include Microdisplay Corporation and Brillian Corporation, among others, although most of the companies are primarily focusing on projection microdisplays, which do not compete directly with the company. In certain markets, we may also face competition from developers of transmissive liquid crystal displays, such as those developed by Kopin, or laser scanning systems, such as those developed by Microvision Corporation.

     To our knowledge, the only other company that has publicly stated plans to develop OLED microdisplays for near-eye applications is MicroEmissive Displays in Britain. We may also compete with potential licensees of Universal Display Corporation, Cambridge Display Corporation, and Uniax Corporation, each of which license OLED technology portfolios. Even though we could potentially license technology from these developers, potential competitors could also obtain such licenses and may do so at more favorable royalty rates. However, should they decide to embark on developing microdisplays on silicon, we believe that our progress to date in this area gives us a substantial head start.

     Our microdisplays and head-wearable display systems may face competition on a price and performance basis from major manufacturers such as Sony and Seiko Epson. However, these companies use first generation liquid crystal on polysilicon technology and therefore, we believe that they may incorporate our technology into their products when it becomes available.

Employees

     As of March 5, 2004, we had a total of 47 full time, part time, and temporary staff, including 6 employees at Virtual Vision. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive offices are located at: 2070 Route 52, Hopewell Junction, New York 12533. We lease approximately 40,000 square feet of space from IBM, all of which is located in the same industrial park. Approximately 30,000 square feet of space houses our own equipment for OLED microdisplay fabrication, and for research and development plus additional space for assembly operations and storage. There are space reductions planned as we look to improve efficiency and costs. Approximately 10,000 square feet of space is used for administrative offices.

     Our lease expired in March of 2004. As a result we currently occupy the same space on a month to month basis for approximately $69,000 per month. We are currently in negotiations for a new lease.

     Our lenses and system development operation at Virtual Vision lease approximately 7,000 square feet of space in Redmond, Washington. The lease for this facility runs until December 2004.

     During March 2004 we upgraded our telecommunication system to a digital system, and our phone and fax numbers changed. eMagin Corporation's main telephone number is (845) 838-7900 and our main fax number is (845) 838-7901. Our website address is www.emagin.com.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the American Stock Exchange under the symbol "EMA" since March 17, 2000. From November 18, 1997 to March 16, 2000 our common stock had been quoted on the OTC Bulletin Board under our prior name "Fashion Dynamics Corp." under the symbol "FSHD." Prior to January 2000, there had been no public trading of FSHD.

     As of March 30, 2004, there were 480 holders of record of 62,996,760 shares of Common Stock. This does not reflect those shares held beneficially or those shares held in "street" name.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

     The table below sets fort the high and low closing prices per share of the common stock for each full quarterly period in the last two fiscal years and the year to date as reported on the American Stock Exchange and the OTC Bulletin Board. With respect to OTC Bulletin Board quotes, these prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                                                                 High           Low
       ------------------------------------------------------------------- ----------------- ----------
       2002
       ------------------------------------------------------------------- ----------------- ----------
              First Quarter                                                       1.75           0.42
       ------------------------------------------------------------------- ----------------- ----------
              Second Quarter                                                      0.89           0.20
       ------------------------------------------------------------------- ----------------- ----------
              Third Quarter                                                       0.54           0.20
       ------------------------------------------------------------------- ----------------- ----------
              Fourth Quarter                                                      0.40           0.17
       ------------------------------------------------------------------- ----------------- ----------

       -------------------------------------------------------------------
----------------- ----------
       2003
       ------------------------------------------------------------------- ----------------- ----------
              First Quarter                                                       1.00           0.33
       ------------------------------------------------------------------- ----------------- ----------
              Second Quarter                                                      0.85           0.50
       ------------------------------------------------------------------- ----------------- ----------
              Third Quarter                                                       1.99           0.51
       ------------------------------------------------------------------- ----------------- ----------
              Fourth Quarter                                                      1.74           1.15
       ------------------------------------------------------------------- ----------------- ----------

       ------------------------------------------------------------------- ----------------- ----------
       2004
       ------------------------------------------------------------------- ----------------- ----------
           Through March 31, 2004                                                 3.15           1.40
       ------------------------------------------------------------------- ----------------- ----------

On March 31, 2004, the last sale price for the Common Stock was $2.09.

Equity Compensation Plan Information

------------------------------------ ------------------------ ---------------------- ------------------------
           Plan category              Number of securities      Weighted average      Number of securities
                                        to be issued upon       exercise price of    remaining available for
                                           exercise of        outstanding options,       future issuance
                                      outstanding options,     warrants and rights
      As of December 31, 2003          warrants and rights

------------------------------------ ------------------------ ---------------------- ------------------------
                                               (a)                    (b)                      (c)
------------------------------------ ------------------------ ---------------------- ------------------------
Equity compensation plans approved         12,148,570                 0.53                  2,091,437
by security holders

Equity compensation plans not                   0                     0.0                      0
approved by security holders
------------------------------------ ------------------------ ---------------------- ------------------------
Total                                      12,148,570                 0.53                  2,091,437
==================================== ======================== ====================== ========================

         Recent Issuances of Unregistered Securities.

         None for the fourth quarter of the fiscal year ended December 31, 2003.

         The following issuances occurred subsequent to December 31, 2003:

     On January 9, 2004, we entered into a Securities Purchase Agreement with several accredited institutional and private investors whereby such investors purchased an aggregate of 3,333,364 shares of common stock for an aggregate purchase price of $4,200,039.

     The shares of common stock were priced at a 20% discount to the average closing price of the stock from December 30, 2003 to January 6, 2004, which ranged from $1.38 to $1.94 per share during the period for a purchase price of $1.26 per share. In addition, the investors received warrants to purchase an aggregate of 2,000,019 shares of common stock (subject to anti-dilution adjustments) exercisable at a price of $1.74 per share for a period of five (5) years. The warrants were priced at a 10% premium to the average closing price of the stock for the pricing period.

     eMagin also issued additional warrants to the investors to acquire an aggregate of 2,312,193 shares of common stock. 1,206,914 of such warrants are exercisable, within 6 months from the effective date of the registration statement covering these securities, at a price of $1.74 per share (a 10% premium to the average closing price of the stock for the pricing period), and 1,105,279 of such warrants are exercisable within 12 months from the effective date of the registration statement covering these securities, at a price of $1.90 per share (a 20% premium to the average closing price of the stock for the pricing period).

     In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which are due in November 2005, agreed to an early conversion of 100% of the $7.825 million principal amount of the Notes, together with the $742,424 of accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange on March 3, 2004.

     In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin has agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or
(ii) December 31, 2005. The remaining 1.0 million of the Warrants are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) variouscompetitive market factors that may prevent us from competing successfully in the marketplace.

Overview

     We design and manufacture miniature displays, which we refer to as OLED-on-silicon-microdisplays, and microdisplay modules for virtual imaging, primarily for incorporation into the products of other manufacturers. Microdisplays are typically smaller than many postage stamps, but when viewed through a magnifier they can contain all of the information appearing on a high-resolution personal computer screen. Our microdisplays use organic light emitting diodes, or OLEDs, which emit light themselves when a current is passed through the device. Our technology permits OLEDs to be coated onto silicon chips to produce high resolution OLED-on-silicon microdisplays.

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

     Since our inception in 1996, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of December 31, 2003, we had
recognized an aggregate of approximately $4.3 million from sales of our products, and have a backlog of more than $30 million in products ordered for delivery through 2005. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Company History

     Our history has been as a developmental stage company. As of January 1, 2003, we were no longer classified as a development stage company. We have transitioned to manufacturing our product and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Most of our operating expenses are fixed in the near term. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Revenue and Cost Recognition

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

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

Fair value of financial instruments:

     We have various financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and capitalized lease obligations. We believe the carrying values of our financial instruments approximate their values. The carrying amount of the short- and long-term debt approximates fair value at December 31, 2003 based on interest rates available to us and debt instruments with similar terms.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues
Revenues increased by $0.5 million to a total of $2.6 million for the year ended December 31, 2003 from $2.1 million for the year ended December 31, 2002, representing an increase of 21%. This increase was due primarily to the transitioning from research and development to product manufacturing and sales. Our contract revenue decreased approximately $0.5 million while our product revenue increased approximately $1.0 million.

Cost of Goods  Sold
Cost of goods sold includes direct and indirect costs associated with production and inventory losses. In the year ended December 31, 2003 we recorded approximately $5.1 million in cost of goods sold which resulted in a gross loss of $2.6 million. We expect to prorate a gross profit as we make improvements to our production line and production staff and increase the utilization of our production line. In 2003 production was running at a very small portion of our fabrication line's capacity. We have no relevant production amounts to compare to, as in 2002 production was at a sampling level.

Research and Development Expenses
Gross research and development expenses decreased by $7.3 million to a total of $19 thousand for the year ended December 31, 2003 from $7.3 million for the year ended December 31, 2002, representing a 100% decrease. Of these amounts, we received $0 in cost sharing from the U.S. government for the year ended December 31, 2003, and $0.3 million for the year ended December 31, 2002. The $7.3 million decrease in R&D expenses for the year ended December 31, 2003 reflects reduction in staffing and reduction in expenditures related to significant cost reduction measures undertaken by the company in 2002 and 2003.

Amortization of Purchased Intangibles
Amortization of purchased intangibles expense decreased by $1.0 million to $0.3 million for the year ended December 31, 2003 from $1.3 million for the year ended December 31, 2002. The decrease is the result of our purchase intangibles being fully amortized as of March 2003.

Gain on Debt Restructuring
In 2003 we were successful in negotiating with our creditors to reduce amounts currently owed to them and future contractual obligations. For the year ended December 31, 2003 we recorded ($4.6) million in gain on debt restructuring. We also negotiated our lease payments down from approximately $0.3 million a month to approximately $10 thousand a month.

Non-Cash Stock Based Compensation
Non-cash stock based compensation for the year ended December 31, 2003 increased $0.6 million to a total of $2.2 million as compared to $1.6 million for the year ended December 31, 2002. This increase is primarily due to the difference between the strike price of the options set at the market price when granted in October 2002 and the price of the Company's stock on July 2, 2003 when the options granted in October 2002 were issued under the 2003 Employee Stock Option Plan. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at the time of grant. The amortization is done over the vesting period of such options.

Selling, General and Administrative Expenses
General and administrative expenses decreased by $1.4 million to a total of $3.1 million for the year ended December 31, 2003 from $4.5 million for the year ended December 31, 2002. The decrease in selling, general and administrative expenses was due primarily to reductions in personnel costs, patent filings, and legal fees. We expect marketing, general and administrative expense to increase in future periods as we add to our sales staff and make additional investments in marketing activities.

Other Income (Expense)
Other expenses decreased by $1.2 million to a total of ($1.1) million for the year ended December 31, 2003 from ($2.3) million for the year ended December 31, 2002. The decrease was due primarily to decreased beneficial conversion of debt recorded as interest expense.

     The following provides a reconciliation of information used in calculating the per share amounts for the year ended December 31, 2003 and 2002.

                    Loss attributable to common shareholders

                     (In thousands except per share amounts)

                                                   2003               2002
                                                   ----               ----
  Net loss                                       $ (4,723)           $ (14,913)
                                            =============== ====================

  Weighted average shares outstanding              35,998               29,417
                                            =============== ====================

  Basic and diluted loss per common share         $ (0.13)             $(0.51)
                                            =============== ====================

Balance Sheet Data as of December 31, (In thousands)
                                         2003                2002
----------------------------------- ------------------ ------------------
Cash and cash equivalents                     $ 1,054             $   83
----------------------------------- ------------------ ------------------
Working capital (deficit)                        (106)          $(13,601)
----------------------------------- ------------------ ------------------
Total assets                                    3,749              1,834
----------------------------------- ------------------ ------------------
Total liabilities                               8,516             14,642
----------------------------------- ------------------ ------------------
Total capital deficiency                     $ (4,767)          $(12,808)
----------------------------------- ------------------ ------------------

Liquidity and Capital Resources

Current Financial Position

In April 2003, we closed on a $6.0 million financing and in January 2004 we closed on a $4.2 million financing. We estimate that these are the minimum amount of funds that we require to support us until we begin realizing sales from production in sufficient amount to become profitable through production alone. As of March 30, 2004 we currently have approximately $4.7 million in cash-on-hand. We have made strategic purchases of raw materials and hired additional production personnel to support our continued ramp up of our production line. We believe with these investments, our continued increase of sales and marketing effort, and cash flow from the exercising of warrants and options, we are in a strong position to complete our plan to meet our sales goals

We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by our cash on hand and funds generated by operations. In addition, we hope to continue to devote substantial resources to manufacturing, marketing and selling our products.

We have received purchase agreements for our products to be delivered now through 2004 and into early 2005. Management believes that the prospects for growth of product revenue remain high.

We are currently ramping up our production, which progress was impeded by our cash position earlier in the year. Anticipated increased shipments in the first quarter were delayed, primarily due to our inability to purchase raw materials. As a result, our customer schedules had been pushed out due to our financing issues, but these shipments were renegotiated once the funding was committed. We were able to produce quantities in the late third quarter of 2003. We do not currently anticipate any significant loss of business as a result of our prior financing related product ramp delays, other than the shift in delivery schedules. We have been increasing supplies and staffing quickly and efficiently to meet the anticipated shipping schedules.

Our cash requirements depend on numerous factors, including completion of our new product development activities, ability to commercialize our products, timely market acceptance of our products and our customer's product, and other factors. We expect to carefully devote capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, develop and expand our manufacturing capacity and begin production activities. Any delays could change the cash requirements of the company. While we believe that we are in position to handle a significant production increase, there can be no assurance that we will not experience some issues relating to yield and throughput risk, as well as supply delivery risk that could result in production delays.

Subsequent Events

January 2004 - Equity Financing

In January 2004, we entered into a Securities Purchase Agreement with several accredited institutional investors (collectively, the "Investors") whereby the Investors agreed to purchase an aggregate of approximately $4.2 million in exchange for an aggregate of approximately 3.3 million shares of common stock.

The purchased shares were priced at a 20% discount to the average closing price of the stock from December 30, 2003 to January 6, 2004, which ranged from $1.38 to $1.94 per share during the period for a purchase price of $1.26 per share after the 20% discount. In addition, the investors received warrants to purchase an aggregate of 2.0 million shares of common stock (subject to anti-dilution adjustments) exercisable at a price of $1.74 per share for a period of five (5) years. The warrants were priced at a 10% premium to the average closing price of the stock for the period.

In connection with the private placement, we also issued additional warrants to the investors to acquire 2.3 million shares of common stock. 1.2 million of such warrants are exercisable, within 6 months from the effective date of the registration statement covering these securities, at a price of $1.74 per share (a 10% premium to the average closing price of the stock for the period), and
1.1 million of such warrants are exercisable within 12 months from the effective date of the registration statement covering these securities, at a price of $1.90 per share (a 20% premium to the average closing price of the stock for the period).

At December 31, 2003, we had $1,118,753 and $511,796 of unamortized debt discount and beneficial conversion feature in connection with the Notes. The beginning balance at the conversion date will be charged to operations.

In connection with the completion of the transactions under the Securities Purchase Agreement, we also entered into a Registration Rights Agreement dated as of January 9, 2004 providing the Investors with certain registration rights under the Securities Act of 1933, as amended, with respect to the Company's common stock issued and the common stock issuable upon exercise of the Warrants.

February 2004 - Conversion of April 2003 Notes

In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which are due in November 2005, agreed to an early conversion of 100% of the principal amount of the Notes, together with all of the accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange on March 3, 2004. This debt, net of the unamortized portion of debt discount and the beneficial feature, is shown as a long-term liability in the consolidated balance sheet.

The principal amount of the Notes, which were all issued pursuant to the Global Restructuring and Secured Note Purchase Agreement dated as of April 25, 2003, was $7.825 Million. This amount included $6.0 Million of new notes issued in April 2003 and $1.825 million of amended and restated notes that were originally between November 2001 and June 2002. In addition, the accrued interest on the Notes totaled $742,424. The conversion prices for the Notes were set at the time of their initial issuance.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin has agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or
(ii) December 31, 2005. The remaining 1.0 million of the Warrants are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission.

In connection with the conversion, we also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the Warrants.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the EITF reached a consensus on Issue 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Upon adoption of EIFT 00-21, there was no effect on its financial position, cash flows or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 has no impact on the Company's financial position, cash flows or result of operations.

     On April 30, 2003, the FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. Upon adoption of SFAS No. 149, there was no effect on its financial position, cash flows or results of operations.

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

     FAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, there was no effect on its financial position, cash flows or results of operations.

Factors Which May Affect Future Results

     In evaluating our business, prospective investors and shareholders should carefully consider the risks factors, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS

IF WE DO NOT OBTAIN ADDITIONAL CASH TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT ACHIEVE PROFITABILITY

In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. To the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional debt or equity financing, to fund our current operations, we will be forced to significantly reduce or delay our plans for continued research and development and expansion. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

WE MAY NOT BE ABLE TO SATISFY THE AMERICAN STOCK EXCHANGE'S CONTINUED LISTING REQUIREMENTS.

     The AMEX staff notified us in June 2003 that we have fallen below Section 1003(a)(i) of the AMEX Company Guide for having shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of the three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance to the AMEX and presented a plan to the AMEX in July 2003. On September 9, 2003, we received notice from the staff of the AMEX that the AMEX had accepted our plan to regain compliance with AMEX's continued listing standards and granted us an extension until December 4, 2004 to regain compliance with those standards. The failure to execute our plan and comply with the AMEX equity requirement could result in a delisting of our common stock. As a result of our March 2004 debt conversion, we now meet the AMEX shareholder equity requirement and we plan to request removal of this issue.

     We will be subject to periodic review by the AMEX staff during the extension period. During this time, we must make progress consistent with the terms of the plan or maintain compliance with the continued listing standards. Other as yet unidentified issues may arise that could adversely affect the financial or the potential listing status of the company.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE.

     Accumulated losses excluding non-cash transactions as of December 31, 2003, were $34.4 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $136.3 million, the majority of which was related to the March 2000 merger and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

RISKS RELATED TO THE MICRODISPLAY INDUSTRY

THE COMMERCIAL SUCCESS OF THE MICRODISPLAY INDUSTRY DEPENDS ON THE WIDESPREAD MARKET ACCEPTANCE OF MICRODISPLAY SYSTEMS PRODUCTS.

     The market for microdisplays is emerging. Our success will depend on consumer acceptance of microdisplays as well as the success of the commercialization of the microdisplay market. As an OEM supplier, our customer's products must also be well accepted. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market. The viewfinder microdisplay market sector is well established with entrenched competitors with whom we must compete.

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

THE DISPLAY INDUSTRY IS CYCLICAL.

     The display industry is characterized by fabrication facilities that require large capital expenditures and long lead times for supplies and the subsequent processing time, leading to frequent mismatches between supply and demand. The OLED microdisplay sector may experience overcapacity if and when all of the facilities presently in the planning stage come on line leading to a difficult market in which to sell our products.

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

OUR PRODUCTS WILL LIKELY EXPERIENCE RAPIDLY DECLINING UNIT PRICES.

     In the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be successful nor is there any assurance that our costs can be reduced as quickly as any reduction in unit prices. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected

RISKS RELATED TO MANUFACTURING

WE EXPECT TO DEPEND ON SEMICONDUCTOR CONTRACT MANUFACTURERS TO SUPPLY OUR SILICON INTEGRATED CIRCUITS AND OTHER SUPPLIERS OF KEY COMPONENTS, MATERIALS AND SERVICES.

     We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we expect to provide the design layouts to semiconductor contract manufacturers who will manufacture the integrated circuits on silicon wafers. We also expect to depend on suppliers of a variety of other components and services, including circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. Our inability to obtain sufficient quantities of high quality silicon integrated circuits or other necessary components, materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

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

OUR SUCCESS DEPENDS IN A LARGE PART ON THE CONTINUING SERVICE OF KEY PERSONNEL.

     Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel, including Gary W. Jones, our chief executive officer. This is especially an issue while the company staffing is small. We will also need to recruit additional management in order to expand according to our business plan. We are currently recruiting a chief financial officer. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

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

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS.

     Our business is operated on the basis of short-term purchase orders and we cannot guarantee that we will be able to obtain long-term contracts for some time. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in the Company may decline.

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

OUR BUSINESS DEPENDS TO SOME EXTENT ON INTERNATIONAL TRANSACTIONS.

     We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. Some customers in other countries have longer receivable periods or warranty periods. In addition, many of the OEMs that are the most likely long-term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could give expose us to various risks, including management of a multi-national organization, the complexities of complying with foreign laws and customs, political instability and the complexities of taxation in multiple jurisdictions.

OUR BUSINESS MAY EXPOSE US TO PRODUCT LIABILITY CLAIMS.

     Our business may expose us to potential product liability claims. Although no such claims have been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the faulty design or manufacture of our products. While we plan to maintain product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits, fall outside the scope of such coverage, or that such insurance will continue to be available at commercially reasonable rates, if at all.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATIONS AND POSSIBLE LIABILITY ARISING FROM POTENTIAL EMPLOYEE CLAIMS OF EXPOSURE TO HARMFUL SUBSTANCES USED IN THE DEVELOPMENT AND MANUFACTURE OF OUR PRODUCTS.

     We are subject to various governmental regulations related to toxic, volatile, experimental and other hazardous chemicals used in our design and manufacturing process. Our failure to comply with these regulations could result in the imposition of fines or in the suspension or cessation of our operations. Compliance with these regulations could require us to acquire costly equipment or to incur other significant expenses. We develop, evaluate and utilize new chemical compounds in the manufacture of our products. While we attempt to ensure that our employees are protected from exposure to hazardous materials, we cannot assure you that potentially harmful exposure will not occur or that we will not be liable to employees as a result.

RISKS RELATED TO OUR STOCK

THE SUBSTANTIAL NUMBER OF SHARES THAT ARE OR WILL BE ELIGIBLE FOR SALE COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE EVEN IF THE COMPANY IS SUCCESSFUL.

     Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 30, 2004, we have outstanding (i) options to purchase 7,242,824 shares; (ii) warrants to purchase 16,178,411 shares of common stock; and (iii) 0 shares of common stock underlying convertible securities.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                                                                                                      Page
Independent auditor's report...........................................................................F-2

Independent auditor's report...........................................................................F-3

Consolidated Balance Sheet as of December 31, 2003.....................................................F-4

Consolidated Statement of Operations for the years ended December 31, 2003 and 2002....................F-5

Consolidated Statements of Capital Deficiency for the years ended December 31,

      2003 and 2002....................................................................................F-6

Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002....................F-7

Notes to the Consolidated Financial Statements.........................................................F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
eMagin Corporation
Hopewell Junction, New York

We have audited the accompanying consolidated balance sheet of eMagin Corporation and subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of operations, capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation and subsidiary as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/
Eisner LLP
New York, New York
February 13, 2004

With respect to Notes F(b) and O
March 3, 2004

                          INDEPENDENT AUDITORS' REPORT


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of eMagin Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of eMagin Corporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eMagin Corporation and subsidiaries in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements on Form 10-K for the year ended December 31, 2002, the Company's recurring losses from operations since inception and the working capital deficit raised substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters were also described in Note 1 of the consolidated financial statements on Form 10-K for the year ended December 31, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
----------------------
    Grant Thornton LLP
    New York, New York

April 11, 2003
                                       39
                               eMagin Corporation
                           Consolidated Balance Sheet
                                December 31, 2003

       ASSETS
       Current assets:
          Cash and cash equivalents                                                                $     1,053,895
          Trade and contract receivables                                                                   768,537
          Unbilled costs and estimated profits on contracts in progress                                     75,359
          Prepaid expenses and other current assets                                                        287,957
          Inventory                                                                                        275,417
                                                                                               -----------------------
             Total current assets                                                                        2,461,165

       Equipment and leasehold improvements, net of accumulated depreciation of $2,149,991               1,200,939

       Other long-term assets                                                                               86,907

                                                                                               -----------------------
             Total assets                                                                          $     3,749,011
                                                                                               =======================
       LIABILITIES
       Current liabilities:
          Accounts payable                                                                         $       234,869
          Accrued payroll and benefits                                                                     952,850
          Other accrued expenses, net dividends                                                            988,569
          Advanced payments                                                                                122,362
          Current portion of long-term debt                                                                 38,184
          Other current liabilities                                                                         18,008
                                                                                               -----------------------
             Total current liabilities                                                                   2,354,842

       Capitalized lease obligations                                                                        36,257
       Notes payable and short-term debt subsequently converted to equity                                6,124,451
                                                                                               -----------------------
             Total liabilities                                                                           8,515,550
                                                                                               -----------------------

       Commitments and contingencies

       CAPITAL DEFICIENCY
          Preferred Stock - authorized: 10,000,000 shares, none issued                                           -
          Common Stock - $.001 par value, authorized 200,000,000 shares,
            Issued and outstanding 42,695,412 shares                                                        42,694
          Paid-in surplus                                                                              131,598,910
          Deferred compensation                                                                            (87,565)
          Accumulated deficit                                                                         (136,320,578)
                                                                                               -----------------------
             Total capital deficiency                                                                   (4,766,539)

                                                                                               -----------------------
             Total liabilities and capital deficiency                                              $     3,749,011
                                                                                               =======================

                 See notes to consolidated financial statements
                               eMagin Corporation
                      Consolidated Statements of Operations

                                                                          Year Ended December 31,
                                                                          2003              2002
                                                                  ------------------- ----------------
           Revenue:
             Product revenue                                      $        2,213,290  $     1,314,193
             Contract revenue                                                364,809          840,658
             Sales returns and allowances                                          -          (27,191)
                                                                  ------------------- ----------------
               Total Revenue                                               2,578,099        2,127,660

           Cost of goods sold:
             Costs of goods sold                                           5,141,448                -
                                                                  ------------------- ----------------
           Gross (loss) profit                                            (2,563,349)       2,127,660
                                                                  ------------------- ----------------
           Costs and expenses:
           Research and development, net of funding under cost
             sharing arrangements of $0 and $331,956,
             respectively                                                     18,810        7,254,996
           Amortization of purchased intangibles                             331,442        1,325,796
           Stock based compensation                                        2,183,418        1,646,917
           Selling, general and administrative                             3,197,605        4,506,321
                                                                  ------------------- ----------------
               Total costs and expenses, net                               5,731,275       14,734,030
                                                                  ------------------- ----------------

           Other income (expense):
             Gain on on debt settlement                                    4,637,993                -
             Interest expense                                             (1,283,254)      (2,329,452)
             Other income (expense), net                                     216,570           23,111
                                                                  ------------------- ----------------
           Other income (expense)                                          3,571,309       (2,306,341)
                                                                  ------------------- ----------------
               Net loss                                           $       (4,723,315) $   (14,912,711)
                                                                  =================== ================
           Basic and diluted loss per common share                $            (0.13) $         (0.51)
                                                                  =================== ================
           Weighted average outstanding common stock                      35,998,435       29,416,838
                                                                  =================== ================

                 See notes to consolidated financial statements

                               eMagin Corporation
                  Consolidated Statements of Capital Deficiency

                                 ----------------------------------------------------------------------------------
                                   Common       Common     Deferred       Paid-in     Accumulated       Total
                                   Shares        Stock   Compensation     Surplus       Deficit
                                 ----------------------------------------------------------------------------------
Balance - December 31, 2001         25,171,183  $ 25,171  $(2,277,367) $ 114,058,560   $(116,684,552) $ (4,878,188)
                                 -------------- --------- ------------ -------------- --------------- -------------
Shares issued for financing
round                                4,899,179     4,899                   3,475,619                     3,480,518
Buyout of debt financing               500,000       500                      89,632                        90,132
Warrants issued                                                              140,387                       140,387
Stock issued for consideration          80,000        80                      55,570                        55,650
Stock options exercised                  2,125         2                         885                           887
Stock options issued                                                          35,329                        35,329
Options forfeited                                           1,075,193     (1,075,193)                            -
Finders fee on financing                                                     (35,000)                      (35,000)
Beneficial conversion on
financing                                                                    783,691                       783,691
Original issue discount on
financing                                                                    672,682                       672,682
Issuance of common stock for
services                               202,493       202                     146,716                       146,918
Amortization of deferred
compensation                                                  739,191                                      739,191
Stock based compensation                                                     872,399                       872,399
Net loss for period                                                                      (14,912,711)  (14,912,711)
                                 -------------- --------- ------------ -------------- --------------- -------------
Balance - December 31, 2002         30,854,980    30,854     (462,983)   119,221,276    (131,597,263)  (12,808,115)

Conversion of debt to equity         6,101,972     6,102            -      4,447,996               -     4,454,098
Debt settlement                      1,997,840     1,998            -      1,409,971               -     1,411,969
Exercise of warrants                 1,479,900     1,480            -      1,136,595               -     1,138,075
Cashless exercise of warrants          270,910       271            -           (271)              -             -
Original issue discount on
financing                                    -         -            -      1,383,203               -     1,383,203
Beneficial conversion on
financing                                    -         -            -        616,797               -       616,797
Stock issued for services              656,435       656            -        561,302               -       561,958
Options exercised                      846,793       847            -        279,199               -       280,046
Issuance of equity for interest
and penalties                          486,582       486            -        734,841               -       735,327
Amortization of deferred
compensation                                 -         -      375,418              -               -       375,418
Stock option compensation                    -         -            -      1,808,000               -     1,808,000
Net loss for period                          -         -            -              -      (4,723,315)   (4,723,315)
                                 -------------- --------- ------------ -------------- --------------- -------------
Balance - December 31, 2003         42,695,412  $ 42,694   $  (87,565) $ 131,598,910  $ (136,320,578)  $(4,766,539)
                                 ============== ========= ============ ============== =============== =============

                 See notes to consolidated financial statements
                               eMagin Corporation
                      Consolidated Statements of Cash Flows

                                                                                Year Ended December 31,
                                                                               2003                 2002
                                                                       --------------------- --------------------
Cash flows from operating activities:
Net loss                                                                     $   (4,723,315)        $(14,912,711)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    552,849            1,842,480
   Amortization of purchased intangibles                                            331,442                    -
   Amortization of financing fees                                                    37,244                    -
   Debt discount amortization and charge for beneficial conversion
   feature                                                                          340,466              783,692
   Stock based compensation                                                       2,183,418            1,646,917
   Interest related charges                                                         915,325            1,446,654
   Related to issuance of warrants                                                        -              140,387
   Gain on debt settlement                                                       (4,637,993)                   -
   Stock issued for services                                                        561,958               25,050
  Changes in:                                                                             -                    -
       Trade receivables                                                           (528,401)             593,300
       Unbilled costs and estimated profits on contracts in progress                 50,000              125,359
       Costs and estimated profits in excess of billings on contracts                     -             (326,291)
       Inventory                                                                    (24,419)             341,718
       Prepaid expenses and other current assets                                   (276,109)             196,371
       Other long-term assets                                                       112,500              139,033
       Advanced payments                                                            122,362             (398,343)
       Deferred revenue                                                             (30,400)              30,400
       Accounts payable, accrued expenses and accrued payroll                      (185,776)           2,738,847
       Other current liabilities                                                     (5,497)                   -
                                                                       --------------------- --------------------
             Net cash used in operating activities                               (5,204,346)          (5,587,137)
                                                                       --------------------- --------------------

Cash flows from investing activities:
   Purchase of equipment                                                         (1,120,256)             (84,745)

Cash flows from financing activities:
   Proceeds from sales of common stock, net of issuance costs                             -            3,475,621
   Proceeds from exercise of stock options and warrants                           1,418,121              141,272
   Proceeds from long- and short-term debt                                        6,000,000            1,443,478
   Payments of long- and short-term debt                                           (122,775)             (43,880)
                                                                       --------------------- --------------------
             Net cash provided by financing activities                            7,295,346            5,016,491
                                                                       --------------------- --------------------


Net increase (decrease) in cash and cash equivalents                                970,944             (655,391)
Cash and cash equivalents - beginning of year                                        82,951              738,342
                                                                       --------------------- --------------------
Cash and cash equivalents - end of year                                      $    1,053,895         $     82,951
                                                                       ===================== ====================

Cash paid for interest                                                       $       15,649

Non-cash transactions:
Conversion of debt to equity                                                 $    4,454,098
Issuance of equity for penalties and interest                                $      735,327
Issuance of equity for settlement of accounts payable                        $    1,411,969



                 See notes to consolidated financial statements
                               eMAGIN CORPORATION
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note A - NATURE OF BUSINESS

Fashion Dynamics Corporation ("FDC") was organized on January 23, 1996, under the laws of the State of Nevada. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED Corporation ("FED") (the "Merger"). The merged company changed its name to eMagin Corporation (the "Company" or "eMagin"). eMagin is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. eMagin's wholly-owned subsidiary, Virtual Vision Inc., develops and markets microdisplay systems and optics technology for commercial, industrial and military applications. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

Through December 31, 2002, the Company was considered a development stage enterprise, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". As of January 1, 2003, the Company has commenced planned principal operations and as such it is no longer considered to be a development stage enterprise in accordance with SFAS No 7. In accordance with SFAS No.7, the 2002 financial statements have been restated to give effect to the Company exiting the development stage.

Note B - SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The accompanying consolidated financial statements of eMagin Corporation include the assets, liabilities, revenues and expenses of its wholly owned subsidiary. Inter-company transactions and balances are eliminated in consolidation.

[2] Revenue and cost recognition:

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns. The Company's revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

The Company also earns revenues from certain of eMagin's R&D activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

[3] Research and development costs:

R&D costs are expensed as incurred. To date, activities of the Company have included the performance of R&D under cooperative agreements with United States Government agencies. Funding from such R&D contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred.

The Company has incurred research and development costs and earned funding under these agreements during the year ended December 31, 2003 as follows:

         Unfunded research and development             $   7,244,820
         Research and development costs                      331,956
         Funding received                                   (331,956)


[4] Cash and cash equivalents:

We consider all highly liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

[5] Accounts receivable:

The majority our commercial accounts receivable are due from Original Equipment Manufacturers ("OEM"s). Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, eMagin's previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are reported as income in the year the payment is received

[6] Inventory:

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. The Company reviews the value of its inventory and reduces the inventory value to its net realized value based upon current market prices and contracts for future sales.

[7] Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost. Depreciation on equipment is calculated using the straight-line method of depreciation over
its  estimated  useful  life.   Amortization  of  leasehold  improvements  is
calculated by using the straight-line method over the shorter of their estimated useful lives or lease terms. Expenditures for maintenance and repairs are charged to expense as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," eMagin performs impairment tests on its long-lived assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. Impairment losses, if any, are recognized based on the excess of the assets' carrying amounts over their fair values.

[8] Income taxes:

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 2003 and 2002, the Company has net deferred tax assets of approximately $56.7 million and $29.5 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards discussed below and timing differences relating to amortization of goodwill and other intangible assets. Such net deferred tax assets are fully offset by valuation allowances due to the uncertainty as to their realizability.

At December 31, 2003, the Company has net operating loss carryforwards totaling approximately $ 86.4 million, inclusive of the net operating losses acquired as part of the acquisition of FED, which expire through 2023, available to offset future federal taxable income. Pursuant to Section 382 of the Internal Revenue Code, the usage of a portion of these net operating loss carryforwards is limited due to changes in ownership that have occurred.

[9] Loss per common share:

In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive. The Company's computation of dilutive loss per share for the year ended December 31, 2003 does not include options and warrants to purchase 21,725,607 common shares, as their effect would be antidilutive.

[10] Comprehensive income (loss):

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and
distributions  to  owners,   for  the  period  in  which  they  are  recognized.
Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2003 and 2002. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

[11] Stock-based compensation:

eMagin applies Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, eMagin records expense for employee stock compensation plans equal to the excess of the market price of the underlying eMagin shares at the date of grant over the exercise price.

As of December 31, 2003, the Company has outstanding options to purchase 12,148,570 shares. The Company has elected to follow APB No. 25, in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002, respectively: (1) average expected volatility of 100% and 150%, (2) average risk-free interest rates of 3.52% and 6.00%, and (3) expected lives of 7-10 years and 5-8 years and (4) dividends of 0% and 0%.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair values of awards that were earned during the years ended December 31, 2003 and 2002.

                                                                                           2003           2002
                                                                                           -------------------
                                                                                              (in thousands)
Net loss applicable to common stockholders, as reported                                 $ (4,723)     $ (14,913)
Stock-based employee compensation expense included in reported net loss                    2,183              -
Stock-based employee compensation expense determined under fair value method              (3,748)        (1,226)
                                                                                        ----------    ----------
     Pro forma net loss                                                                 $ (6,288)     $ (16,139)
                                                                                        ==========    ==========
Net loss per share:
     Basic and diluted, as reported                                                     $  (0.13)     $   (0.51)
     Basic and diluted, pro forma                                                       $  (0.17)     $   (0.55)
     Weighted average fair value per option                                             $   0.76      $    0.74

[12] Fair value of financial instruments:

The Company has various financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and short and capitalized lease obligations. The Company believes the carrying values of its financial instruments approximate their fair values. The carrying amount of the short- and long-term debt approximates fair value at December 31, 2003 based on interest rates available to the Company and debt instruments with similar terms.

[13] Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect eMagin's estimates.

[14] Reclassifications:

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Note C - RECEIVABLES

Receivables at December 31, 2003 consist of the following:

         Trade receivables                         $   899,174
         Contract receivables                          173,809
         Unbilled receivables                           75,359
                                                   ------------
           Total                                     1,148,342

         Less allowance for doubtful accounts         (304,446)
                                                   ------------
           Net receivables                         $   843,896
                                                   ============
Note D - Inventory

The components of inventories as of December 31, 2003 are as follows:

         Raw materials              $    20,416
         Work in process                 43,750
         Finished goods                 211,251
                                    -----------
           Total Inventory          $   275,417
                                    ===========

Note E - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and their estimated lives are as follows at December 31, 2003:
                                               Useful
                                               Lives
Computer hardware and software                   3                  $   328,758
Lab and factory equipment                        3                    2,547,165
Furniture, fixtures and office equipment        10                      145,268
Leasehold improvements                          (a)                     329,739
                                                                    ------------
Total Fixed Assets                                                    3,350,930
Less accumulated depreciation                                        (2,149,991)
                                                                    ------------
  Total Net Book Value                                              $ 1,200,939
                                                                    ============
(a) The shorter of either the life of the lease, or the useful life

Note F - DEBT

The debt consisted of the following as of December 31, 2003:

         a     Current portion of long term debt            $    38,184
         b     Restructuring Agreement                        4,456,973
         c     Original Secured Notes                         1,667,478
         d     Capitalized lease obligations                     36,257
                                                     -------------------
         e       Total debt                                 $ 6,198,892
                                                     ===================

(a) This amount includes (i) $12,213 due to Citicorp Leasing over the next 12 months in lease payments for equipment; and (ii) $25,971 due to IBM over the next 12 months for leasehold improvements. The remaining balance under the Citicorp lease is due in 2005.

(b) On April 25, 2003, eMagin entered into a Global Restructuring and Secured Note Purchase Agreement ("Restructuring Agreement") dated as of April 25, 2003 (the "Closing Date") with a group of several accredited institutional and individual investors whereby the investors agreed to lend the Company $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9% secured convertible promissory notes due and payable on November 1, 2005 and (ii) warrants to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments). Such warrants are exercisable for a period of three (3) years from the issue date.

Interest is payable on the notes at a rate of 9% per annum and, at the Company's option, may be paid through the delivery of shares of the Company's common stock in lieu of cash interest payments on the maturity date of the loan, November 1, 2005. Subject to certain limitations, the notes may be converted, at the option of the holder, in whole or in part, into common shares with a conversion price of $0.7742, an amount equal to 105% of the volume weighted average of the closing price of eMagin's common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date. The exercise price of the warrants on a per share basis is $.8110, an amount equal to 110% of the volume weighted average of eMagin's closing price of our common shares as reported on The American Stock Exchange by the Wall Street Journal, New York City edition, for the five (5) trading days immediately preceding the closing date.

As of December 31, 2003 the Company had received the entire $6,000,000. The Company recorded $1,289,575 for the debt discount and $510,425 for the beneficial conversion as paid-in surplus, which is being amortized through November 1, 2005. For the year ended December 31, 2003, $256,973 was amortized to interest expense.

The terms of the notes contain certain revisions, including financial and other covenants, which covenants relate to expenses, direct cost of goods sold, revenues and quarterly revenues. In the event that the Company is not in compliance with these covenants, 50% or more of the holders of the notes (in terms of the aggregate dollar value of the principal of the notes then issued and outstanding under the note purchase agreement) would be able to call an event of default. As of December 31, 2003, the Company was in violation of certain financial covenants. The notes have not been included in current liabilities because they were converted into shares of the Company's common stock on March 3, 2004 (see Note O).

(c)This amount includes secured convertible loans aggregating $1,625,000 issued under the secured note purchase agreements executed from November 27, 2001 through January 14, 2002 ("Original Secured Notes"). The Original Secured Notes accrue interest at a rate of 9.00% per annum and were due on June 30, 2003. Terms of the notes issued included a fixed conversion into the Company's shares of common stock at the rate of $0.5264 per share. The Company also granted warrants purchasing 921,161 shares of common stock with an exercise price of $0.5468 per share to the note holders. Such warrants are exercisable through January 2005.

The total of the intrinsic value of the warrants issued to the note holders and the incremental intrinsic value of the repriced warrants of certain existing note holders of approximately $480,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest expense over the original period of the debt.

In addition, based on the terms of the Original Secured Notes, the conversion terms of the debt provide for a beneficial conversion feature. The total value of the beneficial feature of the debt and the incremental value of the reset conversion feature of the existing debt of approximately $780,000 was recorded at January 14, 2002 as non-cash interest expense.

In connection with the April 2003 financing described above, the note holders agreed to (a) amend the secured note issued to them, (b) terminate the security agreement dated November 27, 2001 that was entered into in connection with the purchase of the Original Secured Notes and allow the note holders to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the notes included (i) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (ii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to default and assignment of the note.

On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with an investor. The secured note accrues interest at 11% per annum and was due to mature on June 30, 2003 and was amended as a result of the financing the Company completed in April 2003. The Company also granted warrants, exercisable for a period of five years, to purchase 300,000 shares of common stock with an exercise price of $0.4257 per share to the investor, provided, however, that this warrant may not be exercised by the investor so long as the investor is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act 1934. The fair value of the warrants issued to this investor, which approximated $84,000, has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest expense over the period of the debt. Pursuant to the April 2003 financing described above, the investor agreed to (a) amend the secured note issued to them, (b) terminate the security agreement dated June 20, 2002 that was entered into in connection with the purchase of the Original Secured Notes and allow the investors to enter into a new security agreement with them on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the note included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the April 2003 secured note purchase agreement, (ii) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to interest payments, conversions, default and assignment of the note. Due to the amendment to a convertible note, the Company recorded a $106,372 beneficial conversion discount and a $93,628 original debt discount, to be amortized through November 2005. For the year ended December 31, 2003, the Company has amortized a total of $42,478 for original debt discount and for beneficial conversion discount.

(d) This amount is due to Citicorp Leasing as long-term debt for lease payments for equipment.

In September 2003, in accordance with the agreement, the Company was required to convert two Series B Convertible Debentures in the amount of $121,739 each into 1,468,382 share of the Company's common stock at a conversion price from the original note purchase agreement of $0.18 per share

Note G - DEBT SETTLEMENT

In connection with the April 2003 Financing, the Company entered into settlement or restructuring agreements with certain of eMagin's other creditors, pursuant to which the creditors agreed to accept shares of eMagin's common stock in full or partial satisfaction of the amount owed to them, or which allow us to either make discounted payments to them or to make payments under more favorable payment terms than previously were in place.

The Company converted the $1,000,000 loan plus interest to Travelers Insurance Company ("Travelers") into 2,137,757 shares of the Company's common shares at a conversion price from the original agreement of approximately $0.53 per share, based on the market value of eMagin's common stock on the date the Company entered into the agreement. The Company also converted the $3,000,000 loan plus interest to SK Corporation into 2,495,833 shares of the Company's common stock at a conversion price from the original agreement of approximately $1.28 per share, based on the market value of eMagin's common stock on the date the Company entered into the agreement. There was no gain recorded on these transactions.

During 2003, the Company issued 1,997,840 shares of common stock with a market value of $1,411,969 in partial payment of accounts payable and debt which resulted in a $1,575,087 gain on debt settlement.

In the third quarter of 2003, the Company exercised several lease buyout provisions. The Company purchased for cash, $950,000 of equipment, which resulted in a reduction of $598,493 in prepaid interest and a write-down of $3,062,906 in long- and short-term debt.

As a result of the above transactions, the Company recorded $4,637,993 as a gain on settlement of debt for the year ended December 31, 2003.

Note H - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                    2003
                                                                   -----
     U.S. Federal income tax provision (benefit)
        at federal statutory rate                                  (35)%
     Change in valuation allowance                                  35 %
                                                                   -----
                                                                     0 %
                                                                   =====

Significant components of eMagin's deferred tax assets as of December 31, 2003 are as follows:


                         Net operating losses                 $  34,580,000
                         Goodwill and other intangibles          21,700,000
                         Allowance for doubtful accounts            121,778
                         Deferred payroll                           195,010
                         Accrued vacation pay                        70,401
                                                              --------------
                           Total                                 56,667,189
                         Less valuation allowance               (56,667,189)
                                                              --------------
                           Net Deferred Tax Asset             $           0
                                                              ==============

As of December 31, 2003, eMagin has federal and state net operating loss carryforwards of approximately $86.4 million that will be available to offset future taxable income, if any, through December 2023. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

In 2003, in connection with the restructuring of its indebtedness (see Note G), the Company realized income of $4,637,993. Under Section 108 of the Internal Revenue Code, this income is excludable for federal income tax purposes to the extent that the amount of the Company's liabilities immediately before the restructuring exceeds the fair market value of its assets as a going concern at such time. The Company estimates the entire $4,637,993 is excludable under this exception.

Pursuant to Section 108 of the Internal Revenue Code, the excluded income reduces the Company's tax attributes as of January 1, 2004. Such reduction is first applied to reduce net operating loss carryforwards.

Note I - STOCKHOLDERS' EQUITY

As of December 31, 2002, the authorized number of shares of common stock of the Company consisted of 100,000,000 shares with a par value of $0.001 per share. On July 2, 2003 the shareholders approved an increase to 200,000,000 shares.

In January 2002, the Company negotiated settlement of amounts due to a related party for services previously rendered via issuance of 192,493 shares of common stock. As such, the Company recorded the fair value of the shares of approximately $135,000 in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On February 27, 2002, the Company completed a private placement of securities with several institutional and individual investors of 3,617,128 shares of common stock at a price per share of $0.6913, generating gross proceeds of approximately $2,500,000, less issuance costs of approximately $35,000. In connection with the financing arrangement, the Company issued to the investors warrants to purchase 1,446,852 shares of common stock of the Company at an exercise price of $0.7542 per share. Also, the Company issued to an institution warrants to purchase 36,164 shares of common stock in connection with a finder's fee arrangement entered into between the two parties. Such warrants are exercisable through February 2005. The Company entered into a registration rights agreement providing for the registration of shares to be issued pursuant to a conversion of the Original Secured Notes and the shares to be issued pursuant to the exercise of the warrants issued thereunder. The Company was currently in default of this filing requirement. As a result of the default, the Company has accrued $87,362 in interest and penalties in 2002.

On March 4, 2002, the Company entered into an equity line of credit agreement with a private equity fund (the "Fund") whereby the Company has the option, but not the obligation, to sell shares of common stock to the Fund for a three-year period at a price per share, as defined. The agreement provided for certain minimum and maximum monthly amounts up to a maximum of $15 million and, in certain circumstances, up to $20 million.

On March 4, 2002 the Company and the Fund entered into an agreement whereby the Company issued 50,000 shares and the Fund agreed to extend the agreement. This agreement was terminated in December 2002 whereby the investor retained its warrants, the Company agreed to issue 500,000 shares of common stock and to pay the sum of $25,000 upon the completion of specific financing.

In connection with the equity line of credit, the Company issued 30,000 shares of common stock to the Fund as compensation for certain services rendered in connection with the closing of the line of credit. As such, the Company recorded the fair value of the shares of approximately $31,000 in selling, general and administrative expenses for the year ended December 31, 2002. Also, the Company granted warrants purchasing up to 150,000 shares of common stock of the Company at an exercise price of $0.8731 per share. Such warrants are exercisable through September 2005. The intrinsic value of said warrants of approximately $140,000 is included in selling, general and administrative expenses in the year ended December 31, 2002.

In April 2002, the Company announced a strategic investment from ROHM Company LTD ("Rohm"). ROHM purchased 1,282,051 shares of eMagin common stock at $0.78 per share as well as warrants to purchase an additional 512,820 shares of common stock at a conversion price of $0.85 per share for an investment of $1,000,000. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model. Such warrants are exercisable through April 2005.

In 2002 the Company issued a third party 192,493 shares for consulting fees in lieu of cash.

In April of 2003, the Company converted a $1,000,000 loan plus interest to Travelers in common shares totaling 2,137,757 at a conversion price from the original agreement of approximately $0.53 per share, based on the market value of our common stock on the date the agreement was entered into (see Note G).

The Company also converted a $3,000,000 loan plus interest to SK Corporation in common shares totaling 2,495,833 at a conversion price from the original agreement of approximately $1.28 per share, based on the market value of our common stock on the date the agreement was entered into (see Note G). New paragraph

In September 2003, the Company converted two Series B Convertible Debentures in the amount of $121,739 each into 1,468,382 share of the Company's common stock at a conversion price from the original note purchase agreement of $0.18 per share. This transaction included a write-down of the unamortized beneficial conversion feature at the time of conversion.

In 2003, the Company received approximately $1.1 million for the exercise of 1,479,900 warrants to purchase shares of common stock. The Company also issued 270,910 common shares in cashless exercises of warrants in exchange for 579,329 warrant shares.

In 2003, the Company negotiated settlements of amounts due and amounts for future services, rendered via issuance of 656,435 shares of common stock. As such, the Company recorded the fair value of the services received and receivable in the future of $561,958 in selling, general and administrative expenses, prepaid expenses and reduction of accounts payable.

During 2003, the Company received $280,046 for the exercise of options to purchase 846,793 shares of common stock.

The Company's April 25, 2003 Registration Rights Agreement, which was entered into in connection with the Company's April 2003 financing, required the Company to file a registration statement with the Securities and Exchange Commission no later than 30 calendar days after the closing of the April 2003 financing. The Company was not able to file the registration statement within the required period and caused a default under the Registration Rights Agreement. As a result of this default, the Company was required to issue an additional 486,582 common shares for penalties and interest pursuant to the Registration Rights Agreement. For the year ended December 31, 2003, the Company recorded a charge to earnings of $735,324 for the penalties and interest. The Company filed its registration statement in July of 2003.

In connection with the April 2003 financing, eMagin issued 387,496 warrants for expenses related to the offering. These warrants were issued to Larkspur Capital Corporation, a company in which one of the Company's directors is the managing director.

Note J - STOCK COMPENSATION

[1] Stock option plans:

In 1994, the Company established the 1994 Stock Plan (the "1994 Plan"), which has been assumed by eMagin. The plan provided for the granting of options to purchase an aggregate of 1,286,000 shares of the common stock to employees and consultants of FED.

In 2000, the Company established the 2000 Stock Option Plan (the "2000 Plan"), which has been assumed by eMagin. On July 16, 2001, the shareholders approved an increase in the aggregate number of shares of the Company's common stock reserved for issuance under the 2000 Plan from 3,900,000 to 5,900,000 shares. The Plan permits the granting of options and stock purchase rights to employees and consultants of the Company. The 2000 Plan allows for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or non-qualified stock options which are not intended to meet the requirements Section 422 of the Code.

In 2003, eMagin established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 9,200,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 2,000,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 10 years. Option activity for the years ended December 31, 2003 and 2002 are summarized as follows:

                                                                                      Weighted
                                                                                       Average
                                                                       Shares       Exercise Price
                                                                     ------------    ------------
                    Outstanding at December 31, 2001                   3,544,721     $   2.41
                        Options granted                                4,788,722         0.40
                        Options canceled                              (2,440,358)        2.11
                                                                     ------------    ------------
                    Outstanding at December 31, 2002                   5,893,085         0.75
                        Options granted                                7,528,676         0.42
                        Options exercised                               (859,993)        0.33
                        Options canceled                                (413,198)        2.14
                                                                     ------------    ------------
                    Outstanding at December 31, 2003                  12,148,570     $   0.53
                                                                     ============    ============

At December 31, 2003, there were 2,091,437 shares available for grant under the 2003 Plan, 2000 Plan and the 1994 Plan.

In October 2002, the Company's Board of Directors approved the issuance of 5,185,000 options to employees, officers and directors. These options were not issued at the time of the Board of Directors' approval because there were not enough options available to be issued. Pursuant to the Company's Stock Option Plans, these options were issued concurrent with the approval of the 2003 Plan at the July 2003 shareholders' meeting. The Company recorded a charge of $1,808,000 in the year ended December 31, 2003 for the change in value of these options from the original Board approval date in October 2002 to the shareholder approval date in July 2003.

The following table summarizes information about stock options outstanding at December 31, 2003:

                                            Options Outstanding                          Options Exercisable
                          ---------------------------------------------------   -----------------------------------
                                                 Weighted
                                                 Average          Weighted                            Weighted
                                                Remaining         Average                             Average
                               Number          Contractual        Exercise           Number         Exercisable
Range of Exercise Prices   Outstanding       Life (In Years)       Price           Exercisable         Price
------------------------  -----------------  ----------------  --------------    ----------------  ----------------
$   0.18 - $1.02             10,616,901              4.23            $ 0.37        10,078,176            $ 0.35
$   1.25 - $1.72              1,401,169              6.62              1.56         1,204,335              1.57
$   2.25 - $6.30                130,500              4.67              2.47           119,750              2.40
                             ----------                              ------        ----------            -------
                             12,148,570                              $ 0.53        11,402,261            $ 0.50
                             ==========                              ======        ==========            =======

[2] Stock based compensation:

Non-cash stock-based compensation expense represents expenses associated with stock option grants to the Company's officers and employees at below fair market value as additional compensation for their services and to induce them to lock-up their options for a longer time than would normally be specified under the Company's standard option grant. Deferred compensation is amortized over the remaining vesting period of the underlying options.

[3] Warrants:

At December 31, 2003, 12,336,289 warrants to purchase shares of common stock are issued, outstanding and exercisable at exercise prices ranging from $0.53 to $1.93.

Note K - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." (SFAS No. 149), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financial component to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements.. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, cash flows or results of operations.


In May 2003, the FASB issued SFAS No. 150 , "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). FAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could be accounted for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

Note L - COMMITMENTS AND CONTINGENCIES

[1] Royalty payments:

The Company, in accordance with a royalty agreement, is obligated to make minimum annual royalty payments to a corporation commencing January 1, 2001. The minimum annual royalty of $31,500 per year due under this agreement commences in the first year of the agreement, and increases to minimum royalty payments of $125,000 in 2006. Under this agreement, the Company must pay to the corporation a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

For the years ended December 31, 2003 and 2002, royalty expense of approximately $115,000 and $61,000 respectively, is included in general and administrative expense.

[2] Operating leases:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2008. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments through 2008 are as follows:

                        Year ending December 31,

                            2004                    $   257,999
                            2005                         18,372
                            2006                         18,372
                            2007                          6,124
                            2008                              -
                                                   -------------
                              Total                 $   300,867
                                                   =============

Rent expense for the years ended December 31, 2003 and 2002 was approximately $839,738 and $1,107,000, respectively. eMagin's lease with IBM expires in March 2004. The Company is currently in the process of renewing the lease. eMagin's lease with Redson Building Partners has been paid in advance with common stock valued at $48,000 for the 2004 rent.

[3] Employment benefit plans:

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k)Plan, eMagin may match a portion of the participating employees' contributions. There was no matching to the 401(k) Plan for the years ended December 31, 2003 and 2002.

[4] Legal proceedings

The Company is subject to various claims and proceedings in the ordinary course of business. The Company believes that none of these current claims or proceedings individually or in the aggregate, will have a material adverse impact on the Company; results of operations, cash flows or financial condition, although it can make no assurances in this regard.

Note M - Related Party Transactions

On February 27, 2002, eMagin Corporation and a group of several accredited institutional and individual investors entered into a Securities Purchase
Agreement providing for the issuance and sale to the investors of (i) an aggregate of approximately 3.6 million shares of our common stock, and (ii) warrants exercisable for a period of three (3) years from the Closing Date for an aggregate of approximately 1.4 million shares of eMagin's common stock (subject to certain customary anti-dilution adjustments) (see Note I). Rainbow Gate Corporation, a corporation in which Mortimer D.A. Sackler is the investment manager, invested $500,000 in the Company under the agreement and received pursuant to such investment (i) 723,275 shares of eMagin's common stock, and
(ii) warrants exercisable for 289,310 shares of eMagin's common stock. Mr. Sackler is currently a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock.

On June 20, 2002, the Company entered into a $0.2 million Secured Note Purchase Agreement with Mortimer D.A. Sackler (the "Bridge Note")(see Note F(c)). The secured note accrues interest at 11% per annum and was originally due to mature on June 30, 2003 and was amended as a result of a financing we completed in April 2003. The Company also granted warrants, exercisable for a period of five years, to purchase 300,000 shares of common stock with an exercise price of $0.4257 per share to the investor, provided, however, this warrant may not be exercised by the investor so long as the investor is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act 1934. The fair value of the warrants issued to this Investor, which approximated $84,000, has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount was amortized into interest  expense  over the  period of the  debt.  Pursuant  to the  April  2003 financing described below, the investor agreed, to (a) amend the secured note issued to them, (b) terminate the security agreement dated June 20, 2002 that was entered into in connection with the purchase of the original secured notes and allow the investors to enter into a new security agreement with him on a pari passu basis in order for eMagin to continue its operations as a developer of virtual imaging technology, and (c) simultaneously participate in the new financing. The amendments to the note included (i) amending the note issued on June 20, 2002 so as to provide that the note shall be convertible and will have the same conversion price as the notes issued pursuant to the April 2003 secured note purchase agreement, (ii) extending the maturity dates of the note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the note, including provisions relating to interest payments, conversions, default and assignment of the note.

On April 25, 2003, eMagin Corporation and a group of several accredited institutional and individual investors (collectively, the "Investors") entered into a Restructuring Agreement whereby Investors agreed to lend eMagin $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9.00% Secured Convertible Promissory Notes due on November 1, 2005 (the "Secured

Notes") and (ii) Warrants (the "Warrants") to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), which Warrants are exercisable for a period of three (3) years. Mr. Rivkin, who at the time of the transaction was a member of our Board of Directors, participated as an investor in the transaction and invested $125,000 in the Company. In return for such investment, Mr. Rivkin received (i) a Secured Convertible Promissory Note in an aggregate principal amount of $125,000, and
(ii) warrants exercisable for 161,456 shares of eMagin's common shares. In addition, Stillwater LLC, an entity controlled by Mr. Mortimer D.A. Sackler, agreed to invest an aggregate of $2,600,000 under the transaction and will receive (i) Secured Convertible Promissory Notes in an aggregate principal amount of $2,600,000, and (ii) warrants exercisable for 3,358,300 of our common shares. As part of the transactions, Messrs. Sackler and Rivkin, who were the holders of an aggregate of $1,325,000 principal amount of secured notes that were purchased pursuant to a secured note purchase agreement entered into as of November 27, 2001 (collectively, the "Original Secured Notes"), and Mr. Sackler, who additionally was the holder of a $200,000 principal Bridge Note, agreed to
(a) amend their respective Original Secured Notes and Bridge Note issued to them, (b) terminate the Security Agreement dated November 20, 2001 that was entered into in connection with the purchase of the Original Secured Notes and the Security Agreements dated June 20, 2002 that were entered into in connection with the purchase of the Bridge Note and allow the new investors to enter into a New Security Agreement (as defined below) with them on a pari passu basis in order for the Company to continue its operations as a developer of virtual imaging technology. The amendments to the Original Secured Notes and Bridge Note included (i) amending the Bridge Note so as to provide that the Bridge Note shall be convertible and will have the same conversion price as the Notes issued pursuant to the Secured Note Purchase Agreement, (ii) extending the maturity dates of the Original Secured Notes and Bridge Note from June 30, 2003 to November 1, 2005, and (iii) revising and clarifying certain of the other terms and conditions of the Original Secured Notes and Bridge Note, including provisions relating to interest payments, conversions, default and assignments of the Original Secured Notes and Bridge Note. On April 25, 2003, Mr. Sackler transferred all of his holdings in the Company to Stillwater LLC, a limited liability company in which Mr. Sackler is the sole member.

eMagin is party to a financial advisory and investment banking agreement with Larkspur Capital Corporation. Paul Cronson, a director of eMagin, is a founder and shareholder of Larkspur Capital Corporation. Larkspur Capital Corporation received as compensation for financial advisory and investment banking services in connection with the January 2004 private placement a cash fee of 6 3/4% of the funds raised and warrants to purchase eMagin shares of common stock equal to 2.5% of the cash netted to eMagin. $283,503 and 43,651 common stock purchase warrants exercisable at $2.41 per share which expire in January 2009, were paid under the terms of the agreement.

Note - N Concentrations

For the year ended December 31, 2003, one company represented approximately 21% of sales. For the year ended December 31, 2002, two customers accounted for approximately 32% of sales.

For the year ended December 31, 2003, approximately 69% of the Company's sales were made to customers in the United States and approximately 31% of the Company's sales were made to international customers. For the year ended December 31, 2002, 74% of the Company's sales were made to customers in the United States and 26% of the Company's sales were made to international customers.

The Company also purchases principally all of its wafers from a single supplier.

Note O - Subsequent Events

On January 9, 2004, we entered into a Securities Purchase Agreement with several accredited institutional and private investors whereby such investors purchased an aggregate of 3,333,364 shares of common stock for an aggregate purchase price of $4,200,039. The Company also entered into a registration rights agreement with the aforementioned investors with respect to the common stock issued and common stock issuable upon the exercise of the warrants. The Company filed a registration statement for the sales of these shares in February 2004.

The shares of common stock were priced at a 20% discount to the average closing price of the stock from December 30, 2003 to January 6, 2004, which ranged from $1.38 to $1.94 per share during the period for an average closing price of $1.26 per share. In addition, the investors received warrants to purchase an aggregate of 2,000,019 shares of common stock (subject to anti-dilution adjustments) exercisable at a price of $1.74 per share for a period of five (5) years. The warrants were priced at a 10% premium to the average closing price of the stock for the pricing period.

In connection with the private placement, eMagin also issued additional warrants to the investors to acquire an aggregate of 2,312,193 shares of common stock. 1,206,914 of such warrants are exercisable, within 6 months from the effective date of the registration statement covering these securities, at a price of $1.74 per share (a 10% premium to the average closing price of the stock for the pricing period), and 1,105,279 of such warrants are exercisable within 12 months from the effective date of the registration statement covering these securities, at a price of $1.90 per share (a 20% premium to the average closing price of the stock for the pricing period).

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes aggregating $7.825 million, together with all of the accrued interest of approximately $74,000 on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange. This debt, net of the unamortized portion of debt discount and the beneficial feature, have been shown as a long-term liability in the consolidated balance sheet.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin has agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "warrants"), which warrants are exercisable at a price of $2.76 per share. 1.5 million of the warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or
(ii) December 31, 2005. The remaining 1.0 million of the warrants are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission.

At December 31, 2003, the Company had approximately $1,189,000 and $512,000 unamortized debt discount and beneficial conversion feature, respectively, in connection with the Notes. The remaining unamortized balance as of the conversion date will be charged to operations.

In connection with the above conversion, eMagin also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     In September 2002, eMagin announced that it had appointed Grant Thornton as its independent auditor for fiscal year 2002, replacing Arthur Andersen LLP. On December 29, 2003, eMagin Corporation, (the "Company") notified Grant Thornton LLP of its decision to terminate its business relationship with them. On December 30, 2003, the Company engaged Eisner LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. The action to engage Eisner LLP was taken upon the unanimous approval of the Audit Committee of the Board of Directors of the Company.

     During the last fiscal year ended December 31, 2002 and through December 29, 2003, (i) there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to make reference to the matter in its reports on the Company's financial statements, and (ii) Grant Thornton's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last fiscal year ended December 31, 2002 and through December 29, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. Grant Thornton's opinion in its report on the Company's financial statements for the year ended December 31, 2002, included an explanatory paragraph that described uncertainties regarding the Company's ability to continue as a going concern.

During the two most recent fiscal years and through December 29, 2003, the Company has not consulted with Eisner LLP regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Eisner LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and acting principal financial officer has concluded that eMagin's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by eMagin in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in eMagin's internal controls. Accordingly, no corrective actions were required or undertaken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their ages and positions are:

Name                                                   Age      Position
Gary W. Jones                                          48       Chairman, Chief Executive Officer, President and
                                                                Acting Chief Financial Officer
Dr. K. C. Park                                         66       President, Virtual Vision, Inc.
Susan K. Jones                                         52       Chief Marketing and Strategy Officer, Secretary
Claude Charles (1)                                     66       Director
Paul Cronson (1)                                       46       Director
Jacob (Jack) Goldman (2*) (3)                          81       Director
Rear Admiral Thomas Paulsen, USN (Ret.) (2)            67       Director
Jack Rivkin (1*) (3*)                                  63       Director
Dr. Jill Wittels (2)                                   54       Director

(1) Audit Committee
(2) Governance and Nominating Committee
(3) Compensation Committee
(*) Committee chairman

     Gary W.  Jones  has  served  as  Chairman,  Chief  Executive  Officer,  and
President of eMagin since 1992, and as Acting Chief Financial Officer since August 2002. Mr. Jones has over 20 years of experience in both public and private companies in the areas of business development, high volume manufacturing, product development, research, and marketing. Prior to founding FED Corporation/eMagin Corporation, Mr. Jones served as Director of the Device Development and Processing division at MCNC Center for Microelectronics in North Carolina from 1985 to 1992. From 1977 to 1985 Mr. Jones managed both semiconductor manufacturing and research and development programs at Texas Instruments. Mr. Jones received a B.S. in electrical engineering and physics from Purdue University. Mr. Jones has served as a member of the Executive Committee of the Board of the United States Display Consortium.

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

     Paul Cronson has served as a director since July of 2003. Mr. Cronson is Managing Director of Larkspur Capital Corporation, which he founded in 1992. Larkspur is a broker dealer that is a member of the National Association of Securities Dealers and advises companies seeking private equity or debt. Mr. Cronson's career in finance began in 1979 at Laidlaw, Adams Peck where he worked in asset management and corporate finance. From 1983 to 1985, Mr. Cronson worked with Samuel Montagu Co., Inc. in London, where he marketed eurobond issuers and structured transactions. Subsequently from 1985 to 1987, he was employed by Chase Investment Bank Ltd., where he structured international debt securities and he developed "synthetic asset" products using derivatives. Returning to the U.S., he joined Peter Sharp Co., where he managed a real estate portfolio, structured financings and assisted with capital market investments from until 1992. Mr. Cronson received his BA from Columbia College in 1979, and his MBA from Columbia University School of Business Administration in 1982. He is on the Board of Umbanet, in New York City, a private company specializing in email based distributed applications and secure messaging.

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

     Admiral Thomas Paulsen has served as a director since July 2003. Admiral Thomas Paulsen served for over 34 years in the US Navy in Command Control, Communications and Intelligence (C3I), Telecommunications, Network Systems Operations, Computers and Computer Systems Operations until his retirement in 1994 as a Rear Admiral. He then served as Chief Information Officer for Williams Telecommunications. Admiral Paulsen has served as a director Umbanet, Inc. since 2002. Since 2000, Admiral Paulsen has served on the Board of Governors of the Institute of Knowledge Management, George Washington University. Since 1994, he has served as the Chairman of the Advisory Board and President Emeritus of the Center for Advanced Technologies (CAT) and a Managing Partner on the National Knowledge and Intellectual Property Management Taskforce, a not-for-profit company headquartered in Dallas, Texas, and is a member of the Board of Governors for the Japanese American National Museum, Los Angeles, California.

     Jack Rivkin has served as a director since June of 1996. Mr. Rivkin is Executive Vice President and Chief Investment Officer of Neuberger Berman, a Lehman Brothers Company. He previously served as Executive Vice President of Citigroup Investments Inc., through which the Travelers Group investments in the Company were managed. He also served as Vice Chairman and a director of Smith Barney, and held positions at Procter and Gamble, Mitchell Hutchins, Paine Webber and Lehman Brothers. Mr. Rivkin holds an engineering degree in metallurgy from the Colorado School of Mines and an MBA from Harvard University.

     Dr. Jill Wittels has served as a director since July 2003. Since February 2001, Dr. Wittels has been the Corporate Vice President, Business Development for L-3 Communications, a merchant supplier of intelligence, surveillance and reconnaissance systems and products, secure communications systems and products, avionics and ocean products, training devices and services, microwave components and telemetry, instrumentations, space and navigation products. Dr. Wittels has over 25 years of management, engineering and leadership experience. Prior to L-3 Communications, Dr. Wittels worked for 21 years with BAE Systems and its predecessor companies, including Lockheed Martin, Loral and Honeywell. Most recently, she served as vice president and general manager of BAE Systems' Information and Electronic Warfare Systems/Infrared and Imaging Systems division. Dr. Wittels began her career as a systems engineer and has also served as a Congressional Fellow for the American Physical Society, a research associate at Massachusetts Institute of Technology and a senior visiting scientist for the National Academy of Sciences. Dr. Wittels received a Bachelor of Science degree in Physics from MIT in 1970 and received a PhD in Physics from MIT in 1975. She serves on the Board of Overseers for the Department of Energy's Fermi National

Accelerator Lab, is a member of the American Physical Society and a member of the American Astronomical Society. Dr. Wittels presently serves on the Boards of Directors of Innovative Micro Technology Inc. and of Millivision Inc.

     General Information Concerning the Board of Directors. The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class
C. Each Class A director will hold office until the 2005 Annual Meeting of our stockholders. Currently, Mr. Gary Jones and Mr. Jack Rivkin are the Class A directors. Each Class B director will hold office until the 2006 Annual Meeting. Mr. Paul Cronson and Admiral Thomas Paulsen are Class B directors. Class C directors will hold office until the 2004 Annual Meeting. Currently, Mr. Claude Charles, Dr. Jill Wittels and Dr. Jacob Goldman are the Class C directors. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in eMagin's Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

     Additional information required by this item will be contained under the captions "Election of Class C Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Compensation" in eMagin's definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), and is hereby incorporated by reference.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics will be posted on our website at http://www.emagin.com/investors.

     We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the American Stock Exchange, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The other information required by this Item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is hereby incorporated by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item will be contained in the Proxy Statement under the caption "Auditors' Fees," and is hereby incorporated by reference thereto.

                                    PART IV.

ITEM 14. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit
Number     Description

2.1    Agreement and Plan of Merger between Fashion  Dynamics  Corp.,  FED Capital
       Acquisition Corporation and FED Corporation dated March 13, 2000, as filed in the Registrant's Form 8-K/A Report (file no. 001-15751) incorporated herein by reference.

3.1    Amended  and  Restated   Articles  of   Incorporation,   as  filed  in  the
       Registrant's Proxy dated June 14, 2001, incorporated herein by reference.

3.2    Amended Articles of Incorporation, as filed in the Registrant's Proxy dated
       June 13, 2003, incorporated herein by reference.

3.3    Bylaws,   as  filed  in  the  Registrant's   Proxy  dated  June  14,  2001,
       incorporated herein by reference.

4.1 Form of Warrant dated as of April 25, 2003 filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

4.2    Form of Series A Common Stock Purchase Warrant dated as of January 9, 2004.
       Incorporated herein by reference to our January 9, 2004 Form 8-K.

4.3    Form of Series B Common Stock Purchase Warrant dated as of January 9, 2004.
       Incorporated herein by reference to our January 9, 2004 Form 8-K.

4.4    Form of Series C Common Stock Purchase Warrant dated as of January 9, 2004.
       Incorporated herein by reference to our January 9, 2004 Form 8-K.

4.5    Form of Series D Warrant.

4.6    Form of Series E Warrant.

10.1   2000 Stock Option  Plan,  as filed in the  Registrant's  Form S-8 (file no.
       333-32474) incorporated herein by reference.

10.2   2003 Stock Option Plan, as filed in the  Registrant's  Proxy dated June 13,
       2003, incorporated herein by reference.

10.3 Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999, as filed in the Registrant's Form
       10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.4 Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.5   Amendment  Number 1 to the Lease between  International  business  Machines
       Corporation and FED Corporation dated July 9, 1999, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.6   Lease  between   International   Business  Machines   Corporation  and  FED
       Corporation  dated May 28, 1999, as filed in the  Registrant's  Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.7   Amendment  Number 2 to the Lease between  International  Business  Machines
       Corporation and FED Corporation dated January 29, 2001, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.8 Secured Note Purchase Agreement entered into as of November 27, 2001, by and among eMagin Corporation and certain investors named therein, as filed in the Registrant's Form 8-K dated December 18, 2001 incorporated herein by reference.

10.9 Securities Purchase Agreement dated as of April 25, 2003 by and among eMagin and the investors identified on the signature pages thereto, filed
       April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.10 Registration Rights Agreement dated as of April 25, 2003 by and among eMagin and certain initial investors identified on the signature pages thereto filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.11 Securities Purchase Agreement dated as of January 9, 2004 by and among eMagin and the investors identified on the signature pages thereto, filed
       January 9, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.12 Registration Rights Agreement dated as of January 9, 2004 by and among eMagin and certain initial investors identified on the signature pages thereto. Incorporated herein by reference to our January 9, 2004 Form 8-K.

10.13 Master Amendment Agreement dated as of February 17, 2004 by and among eMagin and the investors identified on the signature pages thereto, filed
       March 4, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.14 Registration Rights Agreement dated as of February 17, 2004 by and among eMagin and certain initial investors identified on the signature pages thereto, filed March 4, 2004.

10.15  Letter Agreement amending the Master Amendment  Agreement dated as of March
       1,  2004 by and  among  eMagin  and the  parties  to the  Master  Amendment
       Agreement, filed March 4, 2004,, as filed in the Registrant's Form 8-K incorporated herein by reference.

21.1   Subsidiaries of the Registrant.

23.1   Consent of Independent Certified Public Accountant.

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

(B) Reports on Form 8-K

     The Company filed eight (8) reports on form 8-K during the year ended December 31, 2003. Information regarding the items reported on is as follows:

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

                   Disclosed that eMagin entered into a registration agreement with the above investors.

June 11, 2003      Gary W. Jones, President and CEO of eMagin Corporation
                   entered into a written trading plan relating to the future sales of part of his shares of eMagin's common stock. This plan is intended to enable Mr. Jones to sell shares over a period of time without unduly affecting the market. This plan has a term of six months and expires on December 12, 2003.

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

December 29, 2003  On December 29, 2003, eMagin Corporation notified Grant
                   Thornton LLP of its decision to terminate its business relationship with them. On December 30, 2003, the Company engaged Eisner LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAGIN CORPORATION

BY:         /s/ Gary Jones
            --------------
            Gary Jones
            CHIEF EXECUTIVE OFFICER,
            PRESIDENT AND ACTING CHIEF
            FINANCIAL OFFICER

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                      TITLE                                               DATE

/s/ Gary Jones                    President, Chief Executive Officer, and                  April 12, 2004
---------------------------       Acting Chief Financial Officer and Director
    Gary Jones                    (Principal Executive Officer)

/s/ Claude Charles                Director                                                 April 12, 2004
---------------------------
    Claude Charles

/s/ Paul Cronson                  Director                                                 April 12, 2004
---------------------------
    Paul Cronson

/s/ Jack Goldman                  Director                                                 April 12, 2004
---------------------------
Dr. Jacob E Goldman

/s/ Thomas Paulsen                Director                                                 April 12, 2004
-------------------------
    Thomas Paulsen

/s/ Jack Rivkin                   Director                                                 April 12, 2004
---------------------------
    Jack Rivkin

/s/ Jill Wittels                  Director                                                 April 12, 2004
---------------------------
    Jill Wittels
