Form 10QSB
period 2004-03-31
EMAGIN CORP
filed 2004-05-14
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

                                 (845) 838-7900
                           (Issuer's telephone number)
                               ___________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2004 the Registrant had 63,677,618 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Index                                                                                                Page Number
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2004 and                                            3
              December 31, 2003

              Consolidated Statements of Operations for the Three-Months ended
              March 31, 2004 and March 31, 2003                                                               4

              Consolidated Statements of Cash Flows for the Three-Months ended
              March 31, 2004 and March 31, 2003                                                               5

              Consolidated Statement of Changes in Stockholder Equity from
              December 31, 2003 to March 31, 2004                                                             6

              Selected Notes to Consolidated Financial Statements                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           13

Item 3.       Controls and Procedures                                                                        24


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                26

Item 4.       Submission of Matters to a Vote of Security Holders                                            26

Item 5.       Other Information                                                                              26

Item 6.       Exhibits and Reports on Form 8-K                                                               26

SIGNATURE                                                                                                    28

CERTIFICATION                                                                                                30

31.1          Certification by Chief Executive Officer and Acting Chief Financial
              Officer pursuant to Sarbanes Oxley Section 302.

31.2          Certification by Chief Executive Officer and Acting Chief Financial
              Officer pursuant to 18 U.S. C. Section 1350

                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                          March 31, 2004        December 31, 2003
                                                                                    -----------------------------------------
CURRENT ASSETS:                                                                       (Unaudited)
   Cash and cash equivalents                                                         $    4,714,959          $     1,053,895
   Trade receivables                                                                        659,099                  768,537
   Unbilled costs and estimated profits on contracts in progress                                  -                   75,359
   Inventory                                                                                513,880                  275,417
   Prepaid expenses and other current assets                                                827,516                  287,958
                                                                                    -----------------------------------------
      Total current assets                                                                6,715,454                2,461,166

EQUIPMENT AND LEASEHOLE IMPROVEMENTS:                                                     3,460,571                3,350,930
Less:  Accumulated Depreciation                                                          (2,309,250)              (2,149,991)
                                                                                    -----------------------------------------
Total equipment and leasehold improvements, net                                           1,151,321                1,200,939

Intangible Assets                                                                            13,504                        -
Less:  Accumulated Amortization                                                                (156)                       -
                                                                                    -----------------------------------------
Total intangible assets, net                                                                 13,348                        -
Other long-term assets                                                                        4,407                   86,907
                                                                                    -----------------------------------------
      Total assets                                                                   $    7,884,530          $     3,749,011
                                                                                    =========================================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $      255,301          $       234,869
   Accrued payroll and benefits                                                             554,744                  952,850
   Other accrued expenses                                                                   366,192                  988,569
   Advanced payments                                                                        124,653                  122,362
   Current portion of long term debt                                                         27,826                   38,184
   Other current liabilities                                                                 14,109                   18,008
                                                                                    -----------------------------------------
      Total current liabilities                                                           1,342,825                2,354,842

Capitalized lease obligations                                                                32,923                   36,257
Notes payable and short-term debt subsequently converted to equity                                -                6,124,451
                                                                                    -----------------------------------------
      Total liabilities                                                                   1,375,748                8,515,550

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 63,043,682 and 42,695,412                              63,044                   42,694
   Additional paid-in capital                                                           147,702,748              131,598,910
   Deferred compensation                                                                     (3,460)                 (87,565)
   Accumulated deficit                                                                 (141,253,550)            (136,320,578)
                                                                                    -----------------------------------------
      Total shareholders' equity                                                          6,508,782               (4,766,539)
                                                                                    -----------------------------------------
      Total liabilities and shareholders' equity                                     $    7,884,530          $     3,749,011
                                                                                    =========================================

                       See notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Three Months       Three Months
                                                                              Ended              Ended
                                                                          March 31, 2004     March 31, 2003
                                                                        ------------------------------------
REVENUE:
  Product revenue, net of returns                                       $       683,116     $       465,379
                                                                        ------------------------------------
    Total Revenue                                                               683,116             465,379
                                                                        ------------------------------------
Cost of Goods Sold:
  Direct cost of goods sold                                                     351,627             198,951
  Production expenses                                                         1,154,123             950,917
                                                                        ------------------------------------
    Total Cost of Goods Sold                                                  1,505,750           1,149,868
                                                                        ------------------------------------

Gross Loss                                                                     (822,634)           (684,489)
                                                                        ------------------------------------

COSTS AND EXPENSES:
  Research and development                                                        7,990              21,848
  Amortization of purchased intangibles                                             156             331,442
  Stock based compensation                                                       84,105             111,385
  Selling, general and administrative                                           614,977           1,005,347
                                                                        ------------------------------------
    Total costs and expenses, net                                               707,228           1,470,022
                                                                        ------------------------------------

  Interest expense, net                                                      (3,403,110)           (250,980)
                                                                        ------------------------------------

    Net loss                                                            $    (4,932,972)    $    (2,405,491)
                                                                        ====================================
Basic and diluted loss per common share                                 $         (0.09)    $         (0.08)
                                                                        ====================================
Weighted average common shares outstanding                                   51,940,205          30,731,934
                                                                        ====================================

                       See notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months          Three Months
                                                                              ended                ended
                                                                         March 31, 2004        March 31, 2003
                                                                       -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $        (4,932,972) $         (2,405,491)
Adjustments to reconcile net loss to net cash
       used in operating activities-
   Depreciation and amortization                                                   159,259               124,474
   Bad debt expense                                                                 33,656                     -
   Amortization of  intangibles                                                        157               331,442
   Amortization of financing fees                                                    7,863                     -
   Debt discount and charge for beneficial conversion feature                      102,214                     -
   Non-cash charge for stock based compensation                                     84,105               111,385
   Non-cash interest related charges                                               125,833               245,962
   Non-cash charge for services received                                             8,400               163,134
   Non-cash financing expense                                                    3,180,000                     -
   Changes in operating assets and liabilities:
       Trade receivables                                                           151,142               110,528
       Unbilled costs and estimated profits on contracts in progress                     -               (50,000)
       Inventory                                                                   (38,741)              124,841
       Prepaid expenses and other current assets                                  (658,443)                 (609)
       Other long-term assets                                                            -                (7,244)
       Advanced payment on contracts to be completed                                 2,291                     -
       Deferred Revenue                                                                  -               (29,900)
       Accounts payable, accrued expenses and accrued payroll                     (425,247)            1,109,609
       Other current liabilities                                                    (3,899)              (21,231)
                                                                       -------------------- ---------------------
             Net cash used in operating activities                              (2,204,382)             (193,100)
                                                                       -------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases/Sales of equipment                                                   (109,097)              139,095
                                                                       -------------------- ---------------------
             Net cash used in investing activities                                (109,097)              139,095
                                                                       -------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                    3,916,536                     -
   Proceeds from exercise of stock options and warrants                          2,073,400                50,000
   Payments of long term debt and capital leases                                   (15,393)              (13,692)
                                                                       -------------------- ---------------------
             Net cash provided by financing activities                           5,974,543                36,308
                                                                       -------------------- ---------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                       3,661,064               (17,697)
CASH AND CASH EQUIVALENTS, beginning of period                                   1,053,895                82,951
                                                                       -------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                               $         4,714,959  $             65,254
                                                                       ==================== =====================
Supplemental Cash Flow Disclosure:
Conversion of debt to equity                                           $         6,894,452
Payments of A/P through issuance of stock                              $            34,599
Stock issued for prepaid services                                      $            16,800
Cash payments of interest                                              $             2,508

                       See notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                  (Unaudited)

                                                                                    Additional
                                         Common Stock               Deferred         paid-in        Accumulated
                                   Shares                 $       Compensation       Capital          Deficit           Total
                                -----------------  ------------  ---------------  --------------  ---------------  -----------------
Balance, December 31, 2003            42,695,412   $   42,695    $      (87,565)  $ 131,598,910   $ (136,320,578)  $     (4,766,537)

Sale of equity                         3,333,364        3,334                         3,913,203                           3,916,537

Conversion of debt to equity          11,394,621       11,395                         6,883,057                           6,894,452

Issuance of warrants for
equity transaction                                                                    3,180,000                           3,180,000

Stock options exercised                5,089,134         5,089                        1,337,784                           1,342,873

Stock warrants exercised                 498,829           499                          730,028                             730,527

Issuance of common stock for
services                                  32,322            32                           59,766                              59,798

Amortization of deferred
compensation                                                             84,105                                              84,105

Net loss for period                                                                                   (4,932,972)        (4,932,972)
                                -----------------  ------------  ---------------  --------------  ---------------  -----------------
Balance, March 31, 2004               63,043,682   $    63,044   $       (3,460)  $ 147,702,748   $ (141,253,550)  $      6,508,782
                                =================  ============  ===============  ==============  ===============  =================

                       See notes to financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements

Note 1 - ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the first quarter of 2004 and 2003, respectively: (1) average expected volatility of 100% and 162%, (2) average risk-free interest rates of 3.31% and 3.64%, and (3) expected lives of seven years and ten years.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three months ended March 31, 2004 and 2003.

  For the three months ended March 31,                       2004                  2003
  ----------------------------------------------- --------------------- ---------------------
  Net loss applicable to common stockholders',    $         (4,932,972) $         (2,405,491)
  as reported
  ----------------------------------------------- --------------------- ---------------------
  Add: Stock based employee compensation
  expense included in reported net loss                              -                     -
  ----------------------------------------------- --------------------- ---------------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method                (1,288,000)           (1,441,445)
  ----------------------------------------------- --------------------- ---------------------
  Pro forma net loss                              $         (5,550,972) $         (3,846,836)
  ----------------------------------------------- --------------------- ---------------------
  Net loss per share applicable to common
  stockholders':
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, as reported                  $              (0.09) $              (0.08)
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, pro forma                    $              (0.12) $              (0.13)
  ----------------------------------------------- --------------------- ---------------------

Note 2 - NATURE OF BUSINESS

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

Note 3 - REVENUE AND COST RECOGNITION

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

Note 4 - RECEIVABLES

The majority of our commercial accounts receivable are due from Original Equipment Manufacturers ("OEM"s). Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, eMagin's previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are reported as income in the year the payment is received.

Receivables consist of the following for the periods ending:

                                           March 31, 2004      December 31, 2003
         Trade receivables                  $   848,033          $    899,174
         Contract receivables                    73,809               173,809
         Unbilled receivables                         -                75,359
                                            ------------          ------------
           Total                                921,842             1,148,342

         Less allowance for doubtful accounts  (262,743)             (304,446)
                                            ------------          ------------
           Net receivables                  $   659,099           $   843,896
                                            ============          ============

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants. Common equivalent shares totaling 36,594,874 and 39,686,573 have been excluded from the computation of diluted EPS for the three months ended March 31, 2004 and March 31, 2003, respectively.

Note 7 - INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. The Company reviews the value of its inventory and reduces the inventory value to its net realized value based upon current market prices and contracts for future sales.

The components of inventories are as follows for the periods ending:

                                         March 31, 2004       December 31, 2003

        Raw materials                   $   229,157              $     20,416
        Work in process                     142,811                    43,750
        Finished goods                      141,912                   211,251
                                        ------------             -------------
           Total Inventory              $   513,880              $    275,417
                                        ============             =============
Note 8 - DEBT

The debt consisted of the following for the periods ending:

                                                        March 31, 2004      December 31, 2003
         a     Current portion of long term debt        $      27,826        $       38,184
         b     Restructuring Agreement and
                Original Secured Notes                              -             6,124,451
         c     Long-term capitalized lease obligations         32,923                36,257
                                                        --------------       ---------------

               Total debt                               $      60,749        $    6,198,892
                                                        ==============       ===============

a) This amount includes (i) $12,655 due to Citicorp Leasing over the next 12 months in lease payments for equipment; and (ii) $15,171 due to IBM over the next 12 months for leasehold improvements. The remaining balance under the Citicorp lease is due in 2005.

b) In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which were due in November 2005, agreed to an early conversion of 100% of the $7.825 million principal amount of the Notes, together with the $742,424 of accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange on March 3, 2004.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or (ii) December 31, 2005. The remaining 1.0 million of the Warrants are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission.

c) This amount is due to Citicorp Leasing as long-term debt for lease payments for equipment.

Note 9 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001 per share.

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

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes aggregating $7.825 million, together with all of the accrued interest of approximately $742,000 on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "warrants"), which warrants are exercisable at a price of $2.76 per share. 1.5 million of the warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or
(ii) December 31, 2005. The remaining 1.0 million of the warrants are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission. Using the Black Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record an estimated value for these warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) Fair Market Value of $2.30, (4) dividends of 0%, and (5) Average Term (in days) of 670 for the 12 month warrants and 1,460 for the 4 year warrants.

In connection with the above conversion, eMagin also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants.

In the first quarter of 2004, the Company received $2,073,400 for the exercise of 5,089,134 options and 498,829 warrants.

The Company also issued 32,322 shares of common stock for the payment of $59,799 for services rendered and to be rendered in the future. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses, prepaid expenses and reduction of accounts payable in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2004.

Note 10 - STOCK COMPENSATION

As of March 31, 2004, the Company has outstanding options to purchase 7,902,924 shares.

In 2000 the Company issued options below fair market value. The Company recorded $84,105 in the first quarter of 2004, in expense, for the amortization of those options. The amount was recorded in Selling, General & Administrative.

Note 11 - COMMITMENTS AND CONTINGENCIES

[a] Royalty payments:

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

In the first quarter of 2004, $22,855 was recorded in royalty expense. In April 2004, the Company paid $125,000 for the minimum amount due for 2004. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement.

[b] Contractual obligations:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2008. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments for 2004 are as follows:

  Operating leases                    $  234,242
  Capital leases                          29,523
                                      ----------
  Total contractual obligations       $  263,765
                                      ==========

We currently lease space from IBM for $73,914 per month that houses our principal executive offices, our equipment for OLED microdisplay fabrication and research and development, as well as our assembly operations and storage. We currently occupy such space on a month-to-month basis. We are currently in negotiations with IBM for a new lease. No assurance can be given that we will execute a new lease, or that such new lease will be on terms that are favorable to us. In the event that we are forced to locate new space, we may experience a disruption in our operations, which could have a material adverse affect on our results of operations.

NOTE 12 - SUBSEQUENT EVENTS

eMagin Corporation filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). The shelf registration statement, when declared effective by the SEC, will allow the company, from time to time, to raise up to $50 million through the sale of securities, which may consist of common stock, preferred stock and/or warrants, in one or more offerings in the future. Specific terms and prices will be determined at the time of any offering and included in a prospectus supplement to be filed with the SEC relating to that offering.

A registration statement relating to the securities listed in the shelf registration has been filed with the SEC, but has not yet become effective. These securities may not be sold, nor may offers to buy such securities be accepted, before the time that the registration statement becomes effective.

Note 13 - RELATED PARTY TRANSACTIONS

A family member of an outside director of eMagin participated in the Securities Purchase Agreement in January's private placement in the amount of $90,000. The family member received the same considerations as all other investors.

eMagin is party to a financial advisory and investment banking agreement with Larkspur Capital Corporation. An outside director of emagin is a founder and shareholder of Larkspur Capital Corporation. Larkspur Capital Corporation received as compensation for financial advisory and investment banking services in connection with the January 2004 private placement a cash fee of 6 3/4% of the funds raised and warrants to purchase eMagin shares of common stock equal to 2.5% of the cash netted to eMagin. $283,503 and 43,651 common stock purchase warrants exercisable at $2.41 per share which expire in January 2009, were paid under the terms of the agreement.

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock. Stillwater LLC, a limited liability company and a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock, held an aggregate of $4 million of the notes converted. Ginola Limited, a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock, held an aggregate of $1.3 million of the notes converted.

An outside director of eMagin, held an aggregate of $0.25 million of the notes converted.

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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of March 31, 2004, we had recognized approximately $2.6 million from sales of our products, and have a backlog of more than $27 million in products ordered for delivery through 2005. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer, that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

Revenues for the three months ended March 31, 2004 were $0.7 million, as compared to $0.5 million for the three months ended March 31, 2003, an increase of $0.2 million, or 47%. The increase in revenue was caused by unit volume to the company's current customer base.

Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production. Cost of goods sold for the three months ended March 31, 2004 was $1.5 million, as compared to $1.1 million for the three months ended March 31, 2003. Gross profit (loss) for the three months ended March 31, 2004 was ($0.8) million, as compared to ($0.7) million for the three months ended March 31, 2003. This translates to a Gross Margin of (120%) and (147%) for the three months ended March 31, 2004 and 2003, respectively.

We currently record all expenses associated with manufacturing in Cost of Goods Sold. The full facility over head as well as the expense of non-capitalized raw materials is matched against our units sold. While our production volume is low, the Gross Margin reflects the costs that will be shared when quantities increase.

Costs and Expenses.

Research and Development. Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products. Gross research and development expenses for the three months ended March 31, 2004 was $8 thousand, as compared to $22 thousand for the three months ended March 31, 2003. Our plans to ramp up our R&D department are directly tied to our cash management and projections. We expect to begin increasing this department when we have sufficient excess capital to fund these expenses.

Amortization of Purchased Intangibles. Amortization of purchased intangibles expense for the three months ending March 31, 2004 was $156 as compared to $0.3 million for the three months ended March 31, 2003. The decrease of $0.3 million in these non-cash charges is the result of the purchased intangibles being fully amortized as of March 31, 2003.

Non-cash Stock Based Compensation. Non-cash expenses related to stock-based compensation amortization for the three months ended March 31, 2004 was $84 thousand, as compared to $111 thousand for the three months ending March 31, 2003. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at below fair market values. The amortization is done over the vesting period of such options.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses, for the three months ended March 31, 2004 were $0.5 million, as compared to $1.0 million for the three months ended March 31, 2003. The $0.5 million decrease was due to a reduction in legal and accounting fees.

Interest Expense. Interest expense for the three months ending March 31, 2004 was ($3.4) million as compared to ($0.3) million for the three months ended March 31, 2003. The $3.1 million increase in other expense was due to financing expense that recorded the valuation of warrants issued in conjunction with the early conversion of the $7.825 million in Notes.

Liquidity and Capital Resources

Current Financial Position

We have total liabilities and contractual obligations of $1,217,593 as of March 31, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                One Year         More than
 Contractual Obligations           Total        or Less          One Year
-------------------------     -------------  ---------------  -------------

Operating leases               $ 1,145,202       $ 234,242      $  910,960
Capital leases                      72,391          29,523          42,868
                              -------------  --------------   ------------
Total contractual obligations  $ 1,217,593       $ 263,765        $953,828
                              =============  ==============   ============

We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by a combination of cash on hand which as of May 13 was approximately $4.5 million, additional financing, exercising of outstanding options and warrants, and revenues generated by operations. We expect to continue to devote substantial resources to manufacturing, marketing and selling our products.

We have received purchase agreements for approximately $27 million for our products to be delivered now through early 2005. Management believes that the prospects for growth of product revenue remain high.

Scheduled deliveries against our purchase agreements and other customer requirements are subject to change depending on a number of factors including, our production capacity, our customers' production timing of related systems into which they are integrating our products and their other supplier schedules, changes in the expected procurement periods for military programs and the requirements of the individual agreements and contracts that we have with our customers. We currently anticipate the need to ramp our supplies and staffing quickly and efficiently to be prepared to meet the currently anticipated shipping schedules, which may require significant added effort.

We are in the early phases of production, although our past progress had been impeded by our prior cash position. Anticipated increased shipments in the first quarter were delayed, primarily due to our inability to purchase raw materials. Based on the planned schedule, we have resolved our supplier issues and have been able to produce quantities late in the first quarter of 2004. We expect our second quarter revenue to begin to reflect this change.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products, timely market acceptance of our products and our customers' products, and other factors. We expect to carefully devote capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, and develop and expand our manufacturing capacity.

Any delays could change the cash requirements of the company. While we believe that we are in position to handle the anticipated production increase, there can be no assurance that we will not experience some issues relating to yield and throughput risk that could result in production delays.

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

     In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover these added losses, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue or increase our current level of operations. To the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the American Stock Exchange and cause investment losses for our shareholders.

We may not be able to satisfy the American Stock Exchange's continued listing requirements.

     The AMEX staff notified us in June 2003 that we have fallen below Section 1003(a)(i) of the AMEX Company Guide for having shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of the three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance to the AMEX and presented a plan to the AMEX in July 2003. On September 9, 2003, we received notice from the staff of the AMEX that the AMEX had accepted our plan to regain compliance with AMEX's continued listing standards and granted us an extension until December 4, 2004 to regain compliance with those standards. The failure to execute our plan and remain in compliance with the AMEX equity requirement could result in a delisting of our common stock.

     We will be subject to periodic review by the AMEX staff during the extension period. During this time, we must make progress consistent with the terms of the plan or maintain compliance with the continued listing standards. While we anticipate that, as a result of our recently completed financing in January 2004 and the conversion of our outstanding promissory notes in March 2004, our balance sheet as of March 31, 2004 will reflect that we meet AMEX's $2 million shareholder equity requirement, there can be no assurance that AMEX will waive this requirement prior to December 2004 or that we will be in compliance with this requirement at December 2004. Other unidentified issues may arise that could adversely affect the financial or the potential listing status of the company.

We have a history of losses since our inception and may incur losses for the foreseeable future.

     Accumulated losses excluding non-cash transactions as of March 31, 2004, were $39.4 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $141.3 million, the majority of which was related to the March 2000 merger and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in-process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund our operations and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Risks related to our intellectual property

     We rely on our license agreement with Eastman Kodak for the development of our products. Eastman Kodak's licensing of its OLED technology to others for microdisplay applications, or the sublicensing by Eastman Kodak of our OLED technology to third parties, could have a material adverse impact on our business.

     Our principal products under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents held by Eastman Kodak, relating to OLED display technology. Eastman Kodak's patents expire at various times in the future from near term in 2004 through long term patents that are just being issued in 2004. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

We may not be successful in protecting our intellectual property and proprietary rights.

     We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large expense for eMagin. We have not been in a financial position to properly protect all of our intellectual property, and may not be in a position to properly protect our position or stay ahead of competition in new research and the protecting of the resulting intellectual property.

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

     Our competitors are investing substantial resources in the development and manufacture of microdisplay systems using alternative technologies such as reflective liquid crystal displays (LCDs), LCD-on-Silicon ("LCOS") microdisplays, active matrix electroluminescence and scanning image systems, and transmissive active matrix LCDs. Some of these products have been introduced years ahead of our products and some are established in segments of the microdisplay and virtual imaging markets that we have yet to enter. Displacing entrenched competitors may be difficult, especially in long-term projects or products, even if our product proves itself to be better.

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

     We plan to sell most of our microdisplays and related products to OEMs who will incorporate them into or with products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products is significant. If our products fail to meet our OEM customers' cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be
significantly  and  adversely  affected.   Long  delays  in  achieving  customer
qualification and incorporation of our products could adversely affect our business.

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

     We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we expect to provide the design layouts to semiconductor contract manufacturers who will manufacture the integrated circuits on silicon wafers. We also expect to depend on suppliers of a variety of other components and services, including circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. Our inability to obtain sufficient quantities of high quality silicon integrated circuits or other necessary components, materials or services on a timely basis has resulted in delays could result in future manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

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

     We initially expect to manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be long. No assurance can be given that we will not lose potential sales or be able to meet sales orders delivery requirements due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully.

We currently lease space from IBM on a month-to-month basis.

     We currently lease space from IBM that houses our principal executive offices, our equipment for OLED microdisplay fabrication and research and development, as well as our assembly operations and storage. We currently occupy such space on a month-to-month basis. We are currently in negotiations with IBM for a new lease. No assurance can be given that we will execute a new lease, or that such new lease will be on terms that are favorable to us. In the event that we are forced to locate new space, we may experience a disruption in our operations, which could have a material adverse affect on our results of operations.

Risks related to our business

Our success depends on attracting and retaining highly skilled and qualified technical and consulting personnel.

     We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse affect on our business and operating results. In addition, difficulties in hiring and retaining technical personnel could delay the implementation of our business plan.

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

     Our business is operated on the basis of short-term purchase orders and we cannot guarantee that we will be able to obtain long-term contracts for some time. Such purchase orders can be cancelled or revised without penalty, depending on the circumstances. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in the Company may decline. Large, long-term supply line commitments and large inventories of various types of displays and other products will be required to support our business and provide reasonable order turn around for customers. Potentially enabling rapid sales growth targets can greatly increase the cash requirement for these accounts. Such supplies and inventories are subject to potential obsolescence, long delays before sale, and potential damage or loss.

Our business strategy may fail if we cannot continue to form strategic relationships with companies that manufacture and use products that could incorporate our OLED-on-silicon technology.

     Our prospects will be significantly affected by our ability to develop strategic alliances with OEMs for incorporation of our OLED-on-silicon technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter into will realize their objectives. Failure to do so would have a material adverse effect on our business.


Our business depends to some extent on international transactions.

     We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. Some customers in other countries have longer receivable periods or warranty periods. In addition, many of the OEMs that are the most likely long-term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could expose us to various risks, including management of a multi-national organization, the complexities of complying with foreign laws and customs, political instability and the complexities of taxation in multiple jurisdictions.

Our business may expose us to product liability claims.

     Our business may expose us to product liability claims. Although no such claims have been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the faulty design or manufacture of our products. While we plan to maintain product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits, fall outside the scope of such coverage, or that such insurance will continue to be available at commercially reasonable rates, if at all.

Our business is subject to environmental regulations and possible liability arising from governmental claims related to the disposal of hazardous substances and/or potential employee claims of exposure to harmful substances used in the development and manufacture of our products.

     We are subject to various governmental regulations related to toxic, volatile, experimental and other hazardous chemicals used in, and disposed of in connection with, our design and manufacturing process. Our failure to comply with these regulations could result in the imposition of fines or in the suspension or cessation of our operations. Compliance with these regulations could require us to acquire costly equipment or to incur other significant expenses. We develop, evaluate and utilize new chemical compounds in the manufacture of our products. While we attempt to ensure that our employees are protected from exposure to hazardous materials, we cannot assure you that potentially harmful exposure will not occur or that we will not be liable to employees as a result.


Risks related to our stock

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if the company is successful.

     Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of April 30, 2004, we have outstanding (i) options to purchase 7,794,856 shares; and (ii) warrants to purchase 18,187,964 shares of common stock.


ITEM 3: Controls and Procedures

As of March 31, 2004, an evaluation was performed by our Chief Executive Officer/Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer/Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds

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

The Company received $4.2 million on the initial purchase of investments, with a potential of another $3.5 million on the 5-year warrants. The additional 2.3 million warrants could potentially allow the company to receive an additional $4.2 million. The Company intends to invest the proceeds in raw materials, supplies and equipment to increase production as well as increasing the sales and marketing of our products.

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes aggregating $7.825 million, together with all of the accrued interest of approximately $742,000 on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange.

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

No proceeds were initially received for this transaction, although the future exercise of the warrants could potentially bring in $6.9 million from the exercise of the 2,500,000 warrants that were issued.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits List

EXHIBIT
NUMBER                           DESCRIPTION
---------                       ------------

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

(b) Reports on Form 8-K

The Company filed three reports on form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

 DATE OF REPORT                     ITEM REPORTED ON
---------------                     ----------------

January 9, 2004     eMagin  and  several  accredited   institutional   investors
                    entered into a Securities Purchase Agreement whereby the Investors agreed purchase an aggregate of $4.2 million in exchange for an aggregate of 3.3 million shares of common stock.

March 4, 2004       eMagin   Corporation   and  the   holders  of  its   Secured
                    Convertible Notes entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes, together with all of the accrued interest on the Notes.


March 24, 2004      eMagin  Corporation  held an earnings call on March 23, 2004 to discuss the preliminary 2003 year end results.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eMAGIN CORPORATION


Dated:  May 14, 2004
                                      By:  /S/ Gary W. Jones
                                               ---------------
                                               Gary W. Jones
                                               Chief Executive Officer and
                                               Acting Chief Financial Officer