Form 10QSB/A
period 2004-03-31
EMAGIN CORP
filed 2004-08-16
CIK 1046995

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

PRELIMINARY NOTE:

This Amended Quarterly Report on Form 10-QSB/A is being filed to correct the previously reported Statements of Operations and Management's Discussion and Analysis to reflect the elimination of intercompany Revenue and Cost of Goods, which had no effect on the net loss. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on May 14, 2004.

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

31.1          Certification by Chief Executive Officer pursuant to Sarbanes
              Oxley Section 302.

31.2          Certification by Chief Chief Financial  Officer pursuant to
              Sarbanes Oxley Section 302.

32.1          Certification by Chief Executive Officer pursuant to 18 U.S. C.
              Section 1350

32.2 Certification by Chief Chief Financial Officer pursuant to pursuant to 18 U.S. C. Section 1350



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


                                                                           Three Months       Three Months
                                                                              Ended              Ended
                                                                          March 31, 2004     March 31, 2003
                                                                        ------------------------------------
REVENUE:
  Product revenue, net of returns                                       $       540,088     $       465,379
                                                                        ------------------------------------
    Total Revenue                                                               540,088             465,379
                                                                        ------------------------------------
Cost of Goods Sold:
  Direct cost of goods sold                                                     208,599             198,951
  Production expenses                                                         1,154,123             950,917
                                                                        ------------------------------------
    Total Cost of Goods Sold                                                  1,362,722           1,149,868
                                                                        ------------------------------------

Gross Loss                                                                     (822,634)           (684,489)
                                                                        ------------------------------------

COSTS AND EXPENSES:
  Research and development                                                        7,990              21,848
  Amortization of purchased intangibles                                             156             331,442
  Stock based compensation                                                       84,105             111,385
  Selling, general and administrative                                           614,977           1,005,347
                                                                        ------------------------------------
    Total costs and expenses, net                                               707,228           1,470,022
                                                                        ------------------------------------

  Interest expense, net                                                      (3,403,110)           (250,980)
                                                                        ------------------------------------

    Net loss                                                            $    (4,932,972)    $    (2,405,491)
                                                                        ====================================
Basic and diluted loss per common share                                 $         (0.09)    $         (0.08)
                                                                        ====================================
Weighted average common shares outstanding                                   51,940,205          30,731,934
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

As a result of a subsequent analysis of the three months ended March 31, 2004 Statements of Operations, we noted that the Revenue and Cost of Goods Sold related to intercompany transactions had not been eliminated. Accordingly, product revenue, net of returns and direct cost of goods sold have been reduced by $143,028. These amounts offset and do not affect previously reported Gross Margins or Net Loss for the three months ended March 31, 2004. In addition, the footnotes to the March 31, 2004 financial statements have been updated to conform to the results presented in the amended March 31, 2004 quarterly financial statements.


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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues


Revenues for the three months ended March 31, 2004 were $0.5 million, as compared to $0.5 million for the three months ended March 31, 2003.

Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production. Cost of goods sold for the three months ended March 31, 2004 was $1.4 million, as compared to $1.1 million for the three months ended March 31, 2003. Gross profit (loss) for the three months ended March 31, 2004 was ($0.8) million, as compared to ($0.7) million for the three months ended March 31, 2003. This translates to a Gross Margin of (152%) and (147%) for the three months ended March 31, 2004 and 2003, respectively.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits List

EXHIBIT
NUMBER                           DESCRIPTION
---------                       ------------

31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2 Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1 Certification by Chief Executive Officer pursuant to 18 U.S. C.
     Section 1350

32.2 Certification by Chief Financial Officer pursuant to 18 U.S. C.
     Section 1350

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


                                        eMAGIN CORPORATION



Dated: August 16, 2004
                                      By:  /S/ Gary W. Jones
                                               ---------------
                                               Gary W. Jones
                                               Chief Executive Officer