Form 10QSB
period 2004-06-30
EMAGIN CORP
filed 2004-08-16
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2004 the Registrant had 66,127,924 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Index                                                                                                Page Number
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2004 (Unaudited) and                                    3
              December 31, 2003  *

              Unaudited Consolidated Statements of Operations for the Three and
              Six Months ended June 30, 2004 and June 30, 2003                                                4

              Unaudited Consolidated Statements of Cash Flows for the Six Months
              ended June 30, 2004 and June 30, 2003                                                           5

              Unaudited Consolidated Statement of Changes in Shareholders' Equity from
              December 31, 2003 to June 30, 2004                                                              6

              Selected Notes to Consolidated Financial Statements                                             7

              * Information with respect to December 31, 2003 is derived from our audited financial statements included on form 10KSB

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           14

Item 3.       Controls and Procedures                                                                        24

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                25

Item 4.       Submission of Matters to a Vote of Security Holders                                            25

Item 5.       Other Information                                                                              25

Item 6.       Exhibits and Reports on Form 8-K                                                               25

SIGNATURE                                                                                                    27

CERTIFICATION                                                                                                28

31.1          Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2          Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1          Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350
32.2          Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30, 2004             December 31,
                                                                                    (Unaudited)                2003
                                                                                  --------------         ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   4,400,282          $       1,053,895
   Trade receivables                                                                    798,155                    768,537
   Unbilled costs and estimated profits on contracts in progress                              -                     75,359
   Inventory                                                                            884,855                    275,417
   Prepaid expenses and other current assets                                            598,914                    287,958
                                                                                  --------------         ------------------
      Total current assets                                                            6,682,206                  2,461,166

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:                                                 3,696,304                  3,350,930
Less:  Accumulated depreciation                                                      (2,451,360)                (2,149,991)
                                                                                  --------------         ------------------
Equipment and leasehold improvements, net                                             1,244,944                  1,200,939

INTANGIBLE ASSETS                                                                        45,897                          -
Less: Accumulated amortization                                                             (502)                         -
                                                                                  --------------         ------------------
Intangible assets, net                                                                   45,395                          -

OTHER LONG-TERM ASSETS                                                                   36,258                     86,907
                                                                                  --------------         ------------------
      Total assets                                                                $   8,008,803          $       3,749,011
                                                                                  ==============         ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $     423,413          $         234,869
   Accrued payroll and benefits                                                         607,199                    952,850
   Other accrued expenses                                                               332,072                    988,569
   Advanced payments                                                                     93,611                    122,362
   Current portion of long term debt                                                     16,991                     38,184
   Other current liabilities                                                             34,762                     18,008
                                                                                  --------------         ------------------
      Total current liabilities                                                       1,508,048                  2,354,842

Capitalized lease obligations                                                            29,468                     36,257
Notes payable and short-term debt subsequently converted to equity                            -                  6,124,451
                                                                                  --------------         ------------------
      Total liabilities                                                               1,537,516                  8,515,550

                   SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 63,971,483 and 42,695,412                          63,971                     42,694
   Additional paid-in capital                                                       149,059,588                131,598,910
   Deferred compensation                                                                      -                    (87,565)
   Accumulated deficit                                                             (142,652,272)              (136,320,578)
                                                                                  --------------         ------------------
      Total shareholders' equity (capital deficiency)                                 6,471,287                 (4,766,539)
                                                                                  --------------         ------------------
      Total liabilities and shareholders' equity                                  $   8,008,803          $       3,749,011
                                                                                  ==============         ==================

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months     Three Months      Six Months        Six Months
                                                           Ended             Ended            Ended             Ended
                                                       June 30, 2004     June 30, 2003*   June 30, 2004     June 30, 2003*
                                                      ----------------- ---------------  ---------------  -------------------
REVENUE:
  Product revenue, net of returns                     $      1,446,136  $      306,991   $    1,986,224   $          772,370
                                                      ----------------- ---------------  ---------------  -------------------
    Total revenue                                            1,446,136         306,991        1,986,224              772,370
                                                      ----------------- ---------------  ---------------  -------------------

COST OF GOODS SOLD:
  Direct cost of goods sold                                    807,833         122,441        1,016,433            1,272,309
  Production expenses                                          729,612         895,366        1,883,735              895,366
                                                      ----------------- ---------------  ---------------  -------------------
    Total cost of goods sold                                 1,537,445       1,017,807        2,900,168            2,167,675
                                                      ----------------- ---------------  ---------------  -------------------

Gross loss                                                     (91,309)       (710,816)        (913,944)          (1,395,305)

COSTS AND EXPENSES:
  Research and development                                      75,906               -           83,896               21,848
  Selling, general and administrative                        1,239,519         633,702        1,938,757            2,081,876
                                                      ----------------- ---------------  ---------------  -------------------
    Total costs and expenses, net                            1,315,425         633,702        2,022,653            2,103,724
                                                      ----------------- ---------------  ---------------  -------------------

 Interest income (expenses)                                      8,012         (25,006)      (3,395,097)            (275,986)
 Gain on payable forgiveness                                         -       1,885,423                -            1,885,423
                                                      ----------------- ---------------  ---------------  -------------------
Other income (expenses), net                                     8,012       1,860,417       (3,395,097)           1,609,437
                                                      ----------------- ---------------  ---------------  -------------------

    Net profit (loss)                                 $     (1,398,722) $      515,899   $   (6,331,694)  $       (1,889,592)
                                                      ================= ===============  ===============  ===================

Basic and diluted profit (loss) per common share      $          (0.02) $         0.02   $        (0.11)  $            (0.06)
                                                      ================= ===============  ===============  ===================


Weighted average common shares outstanding                  63,577,581      34,037,250       57,758,893           32,393,723
                                                      ================= ===============  ===============  ===================
* Reclassified for comparative purposes

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months            Six Months
                                                                              ended                ended
                                                                          June 30, 2004        June 30, 2003*
                                                                       -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $        (6,331,694) $         (1,889,592)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization                                                    301,369               245,661
  Amortization of  intangibles                                                         503               331,442
  Amortization of financing fees                                                     7,863                     -
  Bad debt expense                                                                  33,656                     -
  Debt discount and charge for beneficial conversion feature                       102,214                77,857
  Non-cash charge for stock based compensation                                      87,565               199,396
  Non-cash interest related charges                                                129,428               409,305
  Non-cash charge for services received                                              8,400               153,121
  Non-cash financing expense                                                     3,180,000                     -
  Non-cash debt restructure                                                              -            (1,885,423)
   Changes in operating assets and liabilities:
   Trade receivables                                                                12,086              (167,018)
   Unbilled costs and estimated profits on contracts in progress                         -                50,000
   Inventory                                                                      (409,716)             (271,300)
   Prepaid expenses and other current assets                                      (462,234)           (1,035,908)
   Other long-term assets                                                          (31,851)               50,710
   Advanced payment on contracts to be completed                                   (28,751)                9,385
   Deferred revenue                                                                      -               (29,900)
   Accounts payable, accrued expenses and accrued payroll                         (122,525)            1,059,729
   Other current liabilities                                                        16,754              (204,214)
                                                                       -------------------- ---------------------
    Net cash used in operating activities                                       (3,506,933)           (2,896,749)
                                                                       -------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                          (344,830)             (109,619)
                                                                       -------------------- ---------------------
    Net cash used in investing activities                                         (344,830)             (109,619)
                                                                       -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net of issuance costs                     3,916,536                     -
  Proceeds from exercise of stock options and warrants                           3,312,892               103,940
  Proceeds from long and short term debt                                                 -             3,350,000
  Payments for capital leases                                                      (31,278)                    -
                                                                       -------------------- ---------------------
    Net cash provided by financing activities                                    7,198,150             3,453,940
                                                                       -------------------- ---------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                       3,346,387               447,572
CASH AND CASH EQUIVALENTS, beginning of period                                   1,053,895                82,951
                                                                       -------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                               $         4,400,282  $            530,523
                                                                       ==================== =====================
Supplemental Cash Flow Disclosure:

Conversion of debt to equity                                           $         6,894,452  $          4,845,537
Payments of A/P through issuance of stock                              $           152,874  $                  -
Stock issued for prepaid services                                      $            16,800  $            748,116
Cash payments of interest                                              $             4,618  $                  -

* Reclassified for comparative purposes

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (Unaudited)

                                                                                   Additional
                                         Common Stock              Deferred         paid-in        Accumulated
                                    Shares             $         Compensation       Capital          Deficit            Total
                                -------------  -------------    -------------    --------------   --------------    --------------
Balance, December 31, 2003        42,695,412   $     42,694     $    (87,565)    $ 131,598,910    $(136,320,578)    $  (4,766,539)
Conversion of debt to equity      11,394,621         11,395                          6,883,057                          6,894,452
Stock options exercised            5,221,052          5,221                          1,379,263                          1,384,484
Sale of equity                     3,333,363          3,333                          3,913,203                          3,916,536
Issuance of warrants for debt
 conversion                                                                          3,180,000                          3,180,000
Stock warrants exercised           1,234,996          1,235                          1,927,173                          1,928,408
Issuance of common stock for
 services                             92,039             92                            177,982                            178,074
Amortization of deferred
 compensation                                                         87,565                                               87,565
Net loss for period                                                                                  (6,331,694)       (6,331,694)
                                -------------  -------------    -------------    --------------   --------------    --------------
Balance, June 30, 2004            63,971,483   $     63,971     $          -     $ 149,059,588    $(142,652,272)    $   6,471,287
                                =============  =============    =============    ==============   ==============    ==============

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements

Note 1 - ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation Expense

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statements of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" And No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value to all awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the second quarter of 2004 and 2003, respectively: (1) average expected volatility of 99% and 162%,
(2) average risk-free interest rates of 4.24% and 3.33%, and (3) average expected lives of seven years.

The pro forma amounts that are disclosed reflect the portion of the fair value of awards that were earned for the three and six months ended June 30, 2004 and 2003.

  For the three and six months ended June          Three Months   Three Months    Six Months      Six Months
  30,                                                 2004            2003           2004            2003
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Net loss applicable to common stockholders',
  as reported                                     $  (1,398,722) $     515,899  $  (6,331,694) $  (1,889,592)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Add: Stock based employee compensation
  expense included in reported net loss                       -              -              -              -
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method         (6,043,119)       (44,264)    (7,281,755)    (1,485,709)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Pro forma net loss.                             $  (7,441,841) $     471,635  $ (13,613,449) $  (3,375,301)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Net loss per share applicable to common
  shareholders':
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Basic and diluted, as reported                  $       (0.02) $        0.02  $       (0.11) $       (0.06)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Basic and diluted, pro forma                    $       (0.12) $        0.01  $       (0.24) $       (0.10)
  ----------------------------------------------- -------------- -------------- -------------- --------------

Note 2 - NATURE OF BUSINESS

We design, manufacture, and market miniature display modules, which we refer to as OLED-on-silicon-microdisplays. Microdisplays are typically smaller than a postage stamp, but when viewed through a magnifier they create a virtual image similar to the real image of a computer monitor or large screen TV. Our microdisplays use organic light emitting diodes, or OLEDs, which emit light themselves when a current is passed through them. Our proprietary technology permits OLEDs to be coated onto silicon chips to produce high resolution OLED-on-silicon microdisplays. We offer microdisplay products and subsystems that original equipment manufacturers, or OEMs, can integrate into near-to-eye applications, such as head-mounted monocular or binocular headsets and viewers, for military, medical, industrial, commercial, and consumer applications.

Note 3 - REVENUE AND COST RECOGNITION

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns. The Company's revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured.

The Company also earns revenues from certain of eMagin's R&D activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can typically be billed on a bi-monthly basis.

Note 4 - RECEIVABLES

The majority of our commercial accounts receivable are due from Original Equipment Manufacturers ("OEM"s). Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, eMagin's previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible.

Receivables consist of the following for the periods ending:

                                            June 30, 2004     December 31, 2003
                                            ------------       -------------
     Trade receivables                      $ 1,165,754        $    899,174
     Contract receivables                       145,809             173,809
     Unbilled receivables                             -              75,359
                                            ------------       -------------
       Total                                  1,311,563           1,148,342

     Less allowance for doubtful accounts      (513,408)           (304,446)
                                            ------------       -------------
     Net receivables                        $   798,155         $   843,896
                                            ============       =============

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") and ("diluted EPS") were computed by dividing the net loss by the weighted average number of common shares outstanding, excluding any potential dilution. Common equivalent shares totaling 34,799,366 and 13,247,270 have been excluded from the computation of diluted EPS for the three and six months ended June 30, 2004 and June 30, 2003, respectively as their inclusion would be antidilutive.

Note 7 - INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. The Company reviews the value of its inventory and reduces the inventory value to its net realized value based upon current market prices and contracts for future sales.

The components of inventories are as follows for the periods ending:

                                         June 30, 2004        December 31, 2003
                                         -------------          -------------
         Raw materials                   $    491,528           $     20,416
         Work in process                       92,955                 43,750
         Finished goods                       300,372                211,251
                                         -------------          -------------
           Total Inventory               $    884,855           $    275,417
                                         =============          =============

Note 8 - DEBT

Debt consisted of the following for the periods ending:

                                                          June 30, 2004       December 31, 2003
                                                          -------------         -------------
         a     Current portion of long term debt          $      16,991         $      38,184
         b     Restructuring Agreement  and
                  Original Secured Notes                              -             6,124,451
         c     Long-term capitalized lease obligations           29,468                36,257
                                                          -------------         -------------
               Total debt                                 $      46,459         $   6,198,892
                                                          =============         =============

a) This amount includes (i) $13,113 due to Citicorp Leasing over the next 12 months in lease payments for equipment; and (ii) $3,878 due to IBM over the next 12 months for leasehold improvements.

b) In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which were due in November 2005, agreed to an early conversion of all of the $7.825 million principal amount of the Notes, together with the $742,424 of accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until December 31, 2005. The remaining 1.0 million of the Warrants are exercisable until June 10, 2008.

c) This amount is due to Citicorp Leasing as long-term debt for lease payments for equipment with this balance to be paid in 2005.

Note 9 - SHAREHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001 per share.

On January 9, 2004, we entered into a Securities Purchase Agreement with several accredited institutional and private investors whereby such investors purchased an aggregate of 3,333,363 shares of common stock for an aggregate purchase price of $4,200,039. The Company also entered into a registration rights agreement with the aforementioned investors with respect to the common stock issued and common stock issuable upon the exercise of the warrants. The Company filed a registration statement for the sale of these shares in February 2004.

The shares of common stock were priced at a 20% discount to the average closing price of the stock from December 30, 2003 to January 6, 2004, which ranged from $1.38 to $1.94 per share during the period for an average discounted closing price of $1.26 per share. In addition, the investors received warrants (Class A) to purchase an aggregate of 2,000,019 shares of common stock (subject to anti-dilution adjustments) exercisable at a price of $1.74 per share for a period of five (5) years. The warrants were priced at a 10% premium to the average closing price of the stock for the pricing period.

In connection with the private placement, eMagin also issued additional warrants to the investors to acquire an aggregate of 2,312,193 shares of common stock. 1,206,914 of such warrants (Class B) are exercisable, within 6 months from the effective date of the registration statement covering these securities, at a price of $1.74 per share (a 10% premium to the average closing price of the stock for the pricing period), and 1,105,279 of such warrants (Class C) are exercisable within 12 months from the effective date of the registration statement covering these securities, at a price of $1.90 per share (a 20% premium to the average closing price of the stock for the pricing period).

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

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "warrants"), which warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or
(ii) December 31, 2005. The remaining 1.0 million of the warrants are exercisable until June 10, 2008. Using the Black Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record an estimated fair value of these warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) Fair Market Value of $2.30, (4) dividends of 0%, and (5) Average Term (in days) of 670 for the 12 month warrants and 1,460 for the 4 year warrants.

In connection with the above conversion, eMagin also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants.

The Company received $1,239,492 for the exercise of 131,918 options and 736,167 warrants in the three months ended June 30, 2004 for a total of $3,312,892 for the exercise of 5,221,052 options and 1,234,996 warrants in the six months ended June 30, 2004.

The Company issued 59,717 and 92,039 shares of common stock for the payment of $118,275 and $178,074 for the three and six months ended June 30, 2004, respectively, for services rendered and to be rendered in the future. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses, prepaid expenses and reduction of accounts payable in the accompanying unaudited consolidated statements of operations.

Note 10 - STOCK COMPENSATION

As of June 30, 2004, the Company has outstanding options to purchase 11,946,906 shares.

The Company granted an aggregate of 4,285,900 common stock options in the second quarter of 2004. These options were granted at market price on the day of grant to new hires, compensation of directors issued annually and approximately 3 million, 3- year incentive options granted to all employees.

In 2000 the Company issued options below fair market value. The Company recorded $3,460 and $87,565 in expense for the three and six months ended June 30, 2004, respectively, for the amortization of those options. The amount was recorded in Selling, General & Administrative expenses.

Note 11 - COMMITMENTS AND CONTINGENCIES

[a] Royalty payments:

The Company, in accordance with a royalty agreement, is obligated to make minimum annual royalty payments. Under this agreement, the Company must pay a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

In the three and six months ended June 30, 2004, $72,004 and $94,859 was recorded in royalty expense. In April 2004, the Company paid $125,000 for the minimum amount due for 2004. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement.

[b] Contractual obligations:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2008. Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments for 2004 are as follows:

Operating leases                    $   20,712
Capital leases                           9,166
                                    -----------
Total contractual obligations       $   29,878
                                    ===========

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

NOTE 12 - RECLASSIFICATIONS

Certain amounts in the June 30, 2003 financial statements have been reclassified to conform to the June 30, 2004 classification.

NOTE 13 - SUBSEQUENT EVENTS

On August 5, 2004, the Company and the certain holders of its outstanding Class A, B and C common stock purchase warrants entered into an agreement pursuant to which the Company and the holders of the warrants agreed to the re-pricing and exercise of an aggregate of 500,952, 862,085 and 736,857 currently outstanding Class A, B and C common stock purchase warrants, respectively. As a condition to the transaction, the holders of the warrants agreed to limit the right of participation that they were granted pursuant to Section 4.11 of the Securities Purchase Agreement, dated January 9, 2004, under which they originally purchased such securities.

Specifically, the Company agreed to lower the exercise price of such warrants from $1.74, $1.74 and/or $1.90, respectively, to $.90 per share, in consideration of the holders agreeing to: (i) limit their right of participation with respect to any proposed financing transaction to the maximum number of shares that AMEX will allow the Investors to purchase in any subsequent financing without the Company being required to seek shareholder approval (provided, however, that in no event will the participation of all investors of the January 2004 financing in any such subsequent financing exceed 35% of such financing); and (ii) immediately exercise the re-priced Class A, B and/or C common stock purchase warrants.

As a result of the transaction, certain holders agreed to the re-pricing and immediately exercise all or a portion of their Class A, B and/or C common stock purchase warrants, yielding proceds of approximately $1,889,900.

Following the completion of the transaction, all Class B common stock purchase warrants have been exercised. The Company continues to have outstanding an aggregate of 1,213,352 and 184,212 Class A and C common stock purchase warrants, respectively. The remaining outstanding unexercised Class A and C common stock purchase warrants continue to be exercisable as per their original terms.

A non-cash expense related to these re-priced warrants will be recorded in the quarter ending September 30, 2004 for approximately $595,000. The warrants were valued at $0.17, the intrinsic value which approximates their fair value. There were an aggregate of 3,497,458 warrants available for re-pricing. Although not all the warrants were re-priced, eMagin is recording an expense for all warrants offered in the re-pricing.

Note 14 - RELATED PARTY TRANSACTIONS

A family member of an outside director of eMagin participated in the re-pricing of the Securities Purchase Agreement in August. The family member received the same considerations as all other investors.

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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of June 30, 2004, we have recognized approximately $6.3 million from sales of our products, and have a backlog of approximately $30 million in products ordered for delivery through 2005. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays in an integrated package, which we call Microviewer, which includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

We license our core OLED technology from Eastman Kodak and we have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We are the only company to demonstrate publicly and offer commercially full-color OLED-on-silicon microdisplays.

Company History

Our history has been as a developmental stage company. As of January 1, 2003, we are no longer a development stage Company. We have transitioned to manufacturing our product and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. If we are unable to generate significant revenues, our net losses in any given period could increase and we may be forced to reduce our expenses or operations.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

Revenues

Revenues for the three and six months ended June 30, 2004 were $1.4 million and $2.0 million, respectively, as compared to $0.3 million and $0.8 million for the three and six months ended June 30, 2003, an increase of 371% and 157%, respectively. The increase in revenue resulted from increased unit volume to the Company's current customer base. Unit pricing was relatively unchanged in 2004 as compared to 2003. We currently have firm orders or letters of intent to purchase our products at significantly higher volume levels than we have experienced historically. In order to realize revenue from these orders, we will be required to increase unit production levels and the amount of capital committed to pre-payments of raw materials and finished goods. The critical raw materials in the manufacture of our products are silicon wafers used to create our OLED microdisplays and lenses used in assembly of our subsystems. Both of these items require significant cash pre-payments and can take up to six months for delivery once ordered. While we anticipate that our revenues will increase in the future, we can not reliably estimate when and by how much until predictable raw material delivery is established or increased levels of these materials are held in inventory.

Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production and inventory loss. Cost of goods sold for the three and six months ended June 30, 2004 were $1.5 million and $2.9 million, respectively, as compared to $1.0 million and $2.2 million for the three and six months ended June 30, 2003. The $0.5 million and $0.7 million increase, respectively, in costs was directly related to higher unit volumes in 2004 as compared to 2003. However, our gross loss percentage during the 2004 periods has been reduced significantly due to volume and operating efficiencies created as we increased production.

We currently record all expenses associated with manufacturing in cost of goods sold. The full facility overhead as well as the expense of non-capitalized raw materials is matched against our units sold. While our production volume is low, the gross margin reflects the costs that will be shared when quantities increase.

Costs and Expenses

Research and Development. Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products. Gross research and development expenses were $76 thousand and $84 thousand for the three months and six months ended June 30, 2004, respectively, as compared to $0 and $22 thousand for the three and six months ended June 30, 2003. We currently anticipate that research and development expenses will increase over the coming quarters if higher revenues are realized.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses were $1.2 million and $1.9 million for the three and six months ended June 30, 2004, respectively, as compared to $0.6 million and $2.1 million for the three and six months ended June 30, 2003. The increase of $0.6 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is due to an increase of Marketing, legal, travel and bad debt expenses related to higher revenue and receivable levels. The decrease of $0.2 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is mostly due to lower professional services fees. We currently anticipate that selling, general and administrative expenses will increase over the coming quarters if higher revenues are realized.

Other Income (Expense). Other income (expense) for the three and six months ended June 30, 2004 were $8 thousand and ($3.4) million, respectively, as compared to $1.9 million and $1.6 million for the three and six months ended June 30, 2003. The $1.9 million decrease in other income for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to a one time gain resulting from an agreement with debt holders to forgive debt of approximately $1.9 million in 2003. The $3.4 million expense for the six months ended June 30, 2004 was primarily due to financing expense that recorded the valuation of warrants issued in conjunction with the early conversion of the $7.825 million in Notes to equity. The $1.6 million of expense for the six months ended June

30, 2003 reflected the expense from debt forgiveness in the second quarter less interest on that debt from the first quarter of 2003.

Liquidity and Capital Resources

Current Financial Position

We have total liabilities and contractual obligations of $2,180,528 as of June 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

Contractual Obligations                    Total            One Year or Less      More than One Year
-----------------------              ----------------       ----------------      ------------------
 Royalties                           $       562,500        $       125,000       $         437,500
 Operating leases                             28,458                 28,458                       -
 Capital leases                               52,054                 18,372                  33,682
                                     ----------------       ----------------      ------------------
 Total contractual obligations       $       643,012        $       171,830       $         471,182
                                     ================       ================      ==================

Assuming we are able to increase our revenue, we anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory, funding of receivables and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by a combination of cash on hand, which as of June 30, 2004 was $4.4 million, additional financing, exercising of outstanding options and warrants, and revenues generated by operations.

We have received purchase agreements for approximately $30 million of our products to be delivered now through 2005. Management believes that the prospects for growth of product revenue remain high.

Scheduled deliveries against our purchase agreements and other customer requirements are subject to change depending on a number of factors including, our production capacity which is heavily dependant on predictable silicon wafer and lens delivery from our suppliers, our customers' production timing of related systems into which they are integrating our products and their other supplier schedules, changes in the expected procurement periods for military programs and the requirements of the individual agreements and contracts that we have with our customers. We currently anticipate the need to ramp our supplies and staffing quickly and efficiently to be prepared to meet the currently anticipated shipping schedules, which will require significant added effort and capital.

We are in the early phases of production, although our past progress had been impeded by our prior cash position. Anticipated increased shipments in the first half of 2004 were delayed, primarily due to a lack of raw materials that we order and pre-pay approximately six months before anticipated receipt. Based on improvements made by our silicon wafer supplier to delivery and quality throughout the first half of the year we believe that they have resolved many of the manufacturing issues. A limiting factor that remains is the requirement by our supplier to pre-pay for these wafers and our ability to allocate increased amounts of our capital to these pre-payments. During the second quarter we negotiated an improvement to our terms whereby we now only pay 60% of the order up front rather than 100%. We believe that steady improvements to these terms will allow us to obtain increased quantities of critical raw materials which will allow us to increase our production and revenue levels within our existing capital constraints.

Our cash requirements depend on numerous factors, including new product development activities, ability to commercialize our products, timely market acceptance of our products and our customers' products, and other factors. We expect to carefully devote capital resources to continue our development programs directed at commercializing our products in our target markets, hire and train additional staff, expand our research and development activities, and develop and expand our manufacturing capacity.

Any delays could change the cash requirements of the company. While we believe that we are in position to handle the anticipated production increase, there can be no assurance that we will not experience some issues relating to raw material availability, yield and throughput risk that could result in product shipment delays to customers.

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

     The AMEX staff notified us in June 2003 that we had fallen below Section 1003(a)(i) of the AMEX Company Guide for having shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of the three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance to the AMEX and presented a plan to the AMEX in July 2003. On September 9, 2003, we received notice from the staff of the AMEX that the AMEX had accepted our plan to regain compliance with AMEX's continued listing standards and granted us an extension until December 4, 2004 to regain compliance with those standards. The failure to execute our plan and remain in compliance with the AMEX equity requirement could result in a delisting of our common stock.

We will be subject to periodic review by the AMEX staff during the extension period. During this time, we must make progress consistent with the terms of the plan or maintain compliance with the continued listing standards. While as a result of our recently completed financing in January 2004 and the conversion of our outstanding promissory notes in March 2004, our balance sheet as of June 30, 2004 reflects that we meet AMEX's $2 million shareholder equity requirement, there can be no assurance that AMEX will waive this requirement prior to December 2004 or that we will be in compliance with this requirement at December 2004. Other unidentified issues may arise that could adversely affect the financial or the potential listing status of the company.

We have a history of losses since our inception and may incur losses for the foreseeable future.

     Accumulated losses excluding acquisition related transactions as of June 30, 2004, were $40.8 million and acquisition related non-cash transactions were $101.9 million, which resulted in an accumulated net loss of $142.7 million, the majority of which was related to the March 2000 merger and the subsequent write-down of goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in-process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund our operations and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We were previously primarily dependent on U.S. government contracts.

     For many years, the majority of our revenues were derived from research and development contracts with the U.S. government. We no longer rely on such contracts for revenue. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that we will be successful in obtaining new government contracts. Our inability to obtain revenues from government contracts could have a material adverse effect on our results of long-term operations, unless substantial product or non-government contract revenue offsets any lack of government contract revenue.

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

     We  do  not  manufacture  the  silicon  integrated  circuits  on  which  we incorporate our OLED technology. Instead, we provide the design layouts to semiconductor contract manufacturers who manufacture the integrated circuits on silicon wafers. We also depend on suppliers of a variety of other components and services, including circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. Our inability to obtain sufficient quantities of high quality silicon integrated circuits or other necessary components, materials or services on a timely basis has resulted in delays and could result in future manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant quantities.

     If we are unable to produce our products in sufficient quantity, we will be unable to attract customers. In addition, we cannot assure you that once we commence volume production we will attain yields of throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

We are dependent on a single manufacturing line.

     We initially expect to manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation at our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products with our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be long. No assurance can be given that we will not lose potential sales or be able to meet sales orders delivery requirements due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully.

We currently lease space from IBM on a month-to-month basis.

     We currently lease space from IBM that houses our principal executive offices, our equipment for OLED microdisplay fabrication and research and development, as well as our assembly operations and storage. We currently occupy such space on a month-to-month basis. We are currently in negotiations with IBM for a new lease. No assurance can be given that we will execute a new lease, or that such new lease will be on terms that are favorable to us. In the event that we are forced to locate new space, we will experience a disruption in our operations, which could have a material adverse affect on our results of operations.

Risks related to our business

Our success depends on attracting and retaining highly skilled and qualified technical and consulting personnel.

     We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products.. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse affect on our business and operating results. In addition, difficulties in hiring and retaining technical personnel could delay the implementation of our business plan.

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

     We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. Some customers in other countries pay slower than domestic customers. In addition, many of the OEMs that are the most likely long-term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could expose us to various risks, including management of a multi-national organization, the complexities of complying with foreign laws and customs, political instability and the complexities of taxation in multiple jurisdictions.

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

     Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2004, we had outstanding (i) options to purchase 11,981,906 shares; and (ii) warrants to purchase 17,957,159 shares of common stock.

ITEM 3:  Controls and Procedures

As of June 30, 2004, an evaluation was performed by our Chief Financial Officer, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls subsequent to June 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

1. The Annual Meeting was held at the American Stock Exchange in New York City on June 15, 2004 at 11:00 AM.

2. There were present in person or by proxy 52,979,411 shares of Common Stock, of a total of 63,349,980 shares of Common Stock entitled to vote.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

                     Nominee                         No. of Shares
                  --------------                     -------------
                  Claude Charles                       52,888,562
                  Jack Goldman                         52,878,190
                  Dr. Jill Wittels                     52,891,120

4. 25,699,101 shares were voted in favor of the 2004 Non-Employee Compensation plan.

7. 52,756,155 shares were voted in favor of the appointment of Eisner LLP as auditors for 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits List

EXHIBIT
NUMBER                         DESCRIPTION

31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2 Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1 Certification  by Chief  Executive  Officer  pursuant to 18 U.S. C. Section
     1350
32.2 Certification  by Chief  Financial  Officer  pursuant to 18 U.S. C. Section
     1350


(b)      Reports on Form 8-K

The Company filed one report on form 8-K during the quarter ended June 30, 2004. Information regarding the items reported on is as follows:

DATE OF REPORT                      ITEM REPORTED ON



May 28, 2004        On May 17, 2004,  K.C.  Park,  President of Virtual  Vision,
                    Inc.,  a  wholly  owned  subsidiary  of  eMagin  Corporation
                    ("eMagin"), entered into a written Sales Plan (the "Plan") relating to future sales of a portion of his shares of eMagin's common stock.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    eMAGIN CORPORATION


Dated:  August 16, 2004                          By:/S/ Gary W. Jones
                                                 -----------------------
                                                 Gary W. Jones
                                                 Chief Executive Officer