Form 10QSB
period 2004-09-30
EMAGIN CORP
filed 2004-11-12
CIK 1046995

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________


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

                                 (845) 838-7900
                           (Issuer's telephone number)
                               -------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2004 the Registrant had 79,332,589 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Index                                                                                                Page Number

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2004 (Unaudited) and                               3
              December 31, 2003  *

              Unaudited Consolidated Statements of Operations for the Three and
              Nine Months ended September 30, 2004 and September 30, 2003                                     4

              Unaudited Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 2004 and September 30, 2003                                                 5

              Unaudited Consolidated Statement of Changes in Shareholders' Equity from
              December 31, 2003 to September 30, 2004                                                         6

              Selected Notes to Consolidated Financial Statements                                             7

              * Information with respect to December 31, 2003 is derived from our audited financial statements included on form 10KSB

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           14

Item 3.       Controls and Procedures                                                                        24

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                25

Item 4.       Submission of Matters to a Vote of Security Holders                                            25

Item 5.       Other Information                                                                              25

Item 6.       Exhibits and Reports on Form 8-K                                                               25

SIGNATURE                                                                                                    26

CERTIFICATION                                                                                            See Exhibits

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
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,    December 31,
                                      ASSETS                             2004             2003
                                                                    ------------------------------
                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................................   $   4,051,286    $   1,053,895
   Trade receivables, net ........................................         869,622          768,537
   Unbilled costs and estimated profits on contracts in progress .            --             75,359
   Inventory .....................................................       1,457,907          275,417
   Prepaid expenses and other current assets .....................         617,064          287,958
                                                                     ------------------------------
      Total current assets .......................................       6,995,879        2,461,166

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: ............................       3,827,649        3,350,930
Less:  Accumulated depreciation ..................................      (2,604,631)      (2,149,991)
                                                                     ------------------------------
Equipment and leasehold improvements, net ........................       1,223,018        1,200,939

INTANGIBLE ASSETS ................................................          53,819             --
Less: Accumulated amortization ...................................          (1,378)            --
                                                                     ------------------------------
Intangible assets, net ...........................................          52,441             --

OTHER LONG-TERM ASSETS ...........................................          36,258           86,907
                                                                     ------------------------------
      Total assets ...............................................   $   8,307,596    $   3,749,011
                                                                     ==============================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..............................................   $     736,284    $     234,869
   Accrued payroll and benefits ..................................         541,827          952,850
   Other accrued expenses ........................................         211,967          988,569
   Advanced payments .............................................          41,903          122,362
   Current portion of long term debt .............................          13,588           38,184
   Other current liabilities .....................................          34,762           18,008
                                                                     ------------------------------
      Total current liabilities ..................................       1,580,331        2,354,842

Capitalized lease obligations ....................................          25,887           36,257
Notes payable and short-term debt subsequently converted to equity            --          6,124,451
                                                                     ------------------------------
      Total liabilities ..........................................       1,606,218        8,515,550

                    SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Common Stock, par value $0.001 per share
      Shares authorized - 200,000,000
      Shares issued and outstanding - 66,257,590 and 42,695,412 ..          66,258           42,694
   Additional paid-in capital ....................................     151,636,859      131,598,910
   Deferred compensation .........................................            --            (87,565)
   Accumulated deficit ...........................................    (145,001,739)    (136,320,578)
                                                                     ------------------------------
      Total shareholders' equity (capital deficiency) ............       6,701,378       (4,766,539)
                                                                     ------------------------------
                                                                     ------------------------------
      Total liabilities and shareholders' equity .................   $   8,307,596    $   3,749,011
                                                                     ==============================

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months        Three Months       Nine Months         Nine Months
                                                 Ended              Ended              Ended               Ended
                                           September 30, 2004 September 30, 2003 September 30, 2004   September 30, 2003
                                           ------------------------------------------------------------------------------
REVENUE:
  Contract revenue                                  $ 108,000          $ 275,504          $ 108,000            $ 275,504
  Product revenue, net of returns                     980,928            472,983          2,967,151            1,245,353
                                           ------------------------------------------------------------------------------
    Total revenue                                   1,088,928            748,487          3,075,151            1,520,857
                                           ------------------------------------------------------------------------------
COST OF GOODS SOLD:
  Direct cost of goods sold                           615,890            393,660          1,632,323            1,665,969
  Indirect cost of goods sold                         992,102            945,779          2,875,837            1,841,145
                                           ------------------------------------------------------------------------------
    Total cost of goods sold                        1,607,992          1,339,439          4,508,160            3,507,114
                                           ------------------------------------------------------------------------------

Gross Loss                                           (519,064)          (590,952)        (1,433,009)          (1,986,257)

COSTS AND EXPENSES:
  Research and development                            359,453                571            443,349               22,419
  Stock based compensation                                             1,896,011             87,565            2,095,407
  Selling, general and administrative                 902,389            732,438          2,753,580            2,614,918
                                           ------------------------------------------------------------------------------
    Total costs and expenses, net                   1,261,842          2,629,020          3,284,494            4,732,744
                                           ------------------------------------------------------------------------------

  Interest income (expenses)                         (568,561)          (441,749)        (3,963,658)            (717,735)
  Gain on payable forgiveness                               -          2,752,570                  -            4,637,993
                                           ------------------------------------------------------------------------------
    Other income (expenses), net                     (568,561)         2,310,821         (3,963,658)           3,920,258
                                           ------------------------------------------------------------------------------

                                           ------------------------------------------------------------------------------
    Net loss                                     $ (2,349,467)        $ (909,151)      $ (8,681,161)        $ (2,798,743)
                                           ==============================================================================

Basic and diluted loss per common share               $ (0.04)           $ (0.02)           $ (0.14)             $ (0.08)
                                           ==============================================================================

Weighted average common shares outstanding         65,260,205         38,360,090         60,277,581           34,404,367
                                           ==============================================================================

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months    Nine Months
                                                                   ended          ended
                                                               September 30,   September 30,
                                                                    2004           2003
                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................   $(8,681,161)   $(2,798,743)
Adjustments to reconcile net loss to net cash
        used in operating activities

   Depreciation and amortization ............................       454,640        365,535
   Amortization of  intangibles .............................         1,378        331,442
   Amortization of financing fees ...........................         7,863         69,432
   Bad debt expense .........................................        33,656           --
   Debt discount and charge for beneficial conversion feature       102,214        103,899
   Non-cash charge for stock based compensation .............        87,565      2,095,407
   Non-cash interest related charges ........................       724,987        384,368
   Non-cash charge for services received ....................         8,400        443,252
   Non-cash financing expense ...............................     3,180,000           --
   Non-cash debt restructure ................................    (4,637,993)          --

Changes in operating assets and liabilities:
       Trade receivables ....................................       (59,381)      (545,353)
       Unbilled costs and estimated profits on contracts in
        progress ............................................          --           50,000
       Inventory ............................................      (982,768)      (113,258)
       Prepaid expenses and other current assets ............      (318,850)      (312,833)
       Other long-term assets ...............................       (31,851)        61,960
       Advanced payment on contracts to be completed ........       (80,459)        59,385
       Deferred revenue .....................................          --          (29,900)
       Accounts payable and accrued expenses ................        53,882       (560,665)
       Other current liabilities ............................        16,754        282,676
                                                                ---------------------------
             Net cash used in operating activities ..........    (5,483,131)    (4,751,389)
                                                                ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment ...................................      (476,175)      (880,572)
                                                                ---------------------------
             Net cash used in investing activities ..........      (476,175)      (880,572)
                                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs     3,916,536           --
   Equity issuance cost......................................      (161,264)          --
   Proceeds from exercise of stock options and warrants .....     5,239,687        986,054
   Proceeds from long and short term debt ...................          --        6,000,000
   Payments for capital leases ..............................       (38,262)          --
                                                                ---------------------------
             Net cash provided by financing activities ......     8,956,697      6,927,676
                                                                ---------------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ..................     2,997,391      1,295,715
CASH AND CASH EQUIVALENTS, beginning of period ..............     1,053,895         82,951
                                                                ---------------------------
CASH AND CASH EQUIVALENTS, end of period ....................   $ 4,051,286    $ 1,378,666
                                                                ===========================
Supplemental Cash Flow Disclosure:
Conversion of debt to equity ................................   $ 6,894,452    $ 4,845,537
Payments of A/P through issuance of stock ...................       202,875           --
Stock issued for prepaid services ...........................       186,257        748,116
Cash payments of interest ...................................         5,172           --

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (Unaudited)

                                                                                     Additional
                                         Common Stock                Deferred         paid-in        Accumulated
                                    Shares             $           Compensation       Capital          Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003           42,695,412        $ 42,694     $   (87,565)    $ 131,598,910   $(136,320,578)   $  (4,766,539)


Conversion of debt to equity         11,394,621          11,395                         6,883,058                        6,894,453

Stock options exercised               5,221,052           5,221                         1,379,263                        1,384,484

Sale of equity                        3,333,363           3,334                         3,913,204                        3,916,538

Issuance of warrants for debt                                                           3,180,000                        3,180,000
conversion

Stock warrants exercised              3,358,691           3,359                         4,285,149                        4,288,508

Issuance of common stock for            254,451             255                           397,275                          397,530
services

Amortization of deferred                                                 87,565                                             87,565
compensation

Net loss for period                                                                                    (8,681,161)      (8,681,161)
------------------------------ ----------------- --------------- ----------------- ---------------- ---------------- --------------

Balance, September 30, 2004          66,257,590      $   66,258     $         -     $ 151,636,859   $(145,001,739)   $   6,701,378
                               ================= =============== ================= ================ ================ ==============

                  See selected notes to financial statements.

                               eMAGIN CORPORATION
               Selected Notes to Consolidated Financial Statements

Note 1 - ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation Expense

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statements of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" And No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value to all awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the second quarter of 2004 and 2003, respectively: (1) average expected volatility of 99% and 162%,
(2) average risk-free interest rates of 3.79% and 3.74%, and (3) average expected lives of seven years.

The pro forma amounts that are disclosed reflect the portion of the fair value of awards that were earned for the three and nine months ended September 30, 2004 and 2003.


  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  For the three and nine months ended September     Three Months        Three Months          Nine Months          Nine Months
  30,                                                   2004                2003                 2004                 2003
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Net loss applicable to common stockholders',     $ (2,349,467)           $(909,151)       $  (8,681,161)        $ (2,798,743)
  as reported
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Add: Stock based employee compensation
  expense included in reported net loss                       -                    -                    -                    -
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Deduct:  Stock-based employee compensation           (297,750)                (316)          (7,628,869)          (1,486,025)
  expense determined under fair value method
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Pro forma net loss                               $ (2,647,217)           $(909,467)       $ (16,310,030)        $ (4,284,768)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Net loss per share applicable to common
  stockholders':
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Basic and diluted, as reported                   $      (0.04)           $   (0.02)       $       (0.14)        $      (0.08)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Basic and diluted, pro forma                     $      (0.04)           $   (0.02)       $       (0.27)        $      (0.12)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------

Note 2 - NATURE OF BUSINESS


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

Receivables consist of the following for the periods ending:

                                  September 30, 2004         December 31, 2003
                                  ------------------         -----------------
   Trade receivables                 $ 1,161,689                $    899,174
   Contract receivables                  194,951                     173,809
   Unbilled receivables                      -                        75,359
                                  ------------------         -----------------
    Total                              1,356,640                   1,148,342

   Less allowance for doubtful
   accounts                             (487,018)                   (304,446)
                                  ------------------         -----------------
    Net receivables                  $   869,622                $    843,896
                                  ==================         =================

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") and ("diluted EPS") were computed by dividing the net loss by the weighted average number of common shares outstanding, excluding any potential dilution. Common equivalent shares totaling 11,366,619 and 32,828,735 have been excluded from the computation of diluted EPS for the three and nine months ended September 30, 2004 and 17,304,028 and 19,091,435 have been excluded from the computation of diluted EPS for the three and nine months ended September 30, 2003, respectively as their inclusion would be antidilutive.

Note 7 - INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. The Company reviews the value of its inventory and reduces the inventory value to its net realized value based upon current market prices and contracts for future sales.

The components of inventories are as follows for the periods ending:

                                  September 30, 2004         December 31, 2003
                                  ------------------         -----------------
   Raw materials                     $ 1,138,370                $    20,416
   Work in process                       131,827                     43,750
   Finished goods                        187,710                    211,251
                                 ------------------         -----------------
    Total Inventory                  $ 1,457,907                $   275,417
                                 ==================         =================


Note 8 - DEBT


The debt consisted of the following for the periods ending:

                                  September 30, 2004         December 31, 2003
                                  ------------------         -----------------
   a  Current portion of long
       term debt                     $    13,588                $    38,184
   b  Restructuring Agreement
       and Original Secured Notes              -                  6,124,451
   c  Long-term capitalized
       lease obligations                  25,887                     36,257
                                  ------------------         -----------------
      Total debt                     $    39,475                $ 6,198,892
                                  ==================         =================

a) This amount represents the amount due to Citicorp Leasing over the next 12 months in lease payments for equipment.

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

For the three months ended September 30, 2004, the Company received $1,926,795 for the exercise of 2,123,694 warrants. For the nine months ended September 30, 2004, the Company received a total of $5,239,687 for the exercise of 5,221,052 options and 3,358,690 warrants.

In August 2004, the Company and certain of the holders of its outstanding Class A, B and C common stock purchase warrants entered into an agreement pursuant to which the Company and the holders of the warrants agreed to the $0.90 re-pricing and exercise of Class A, B and C common stock purchase warrants. As a condition to the transaction, the holders of the warrants agreed to limit the right of participation that they were granted in January 9, 2004. As a result of the transaction, the holders agreed to re-price and exercise approximately $1,889,900, for an aggregate of 2,099,894 Class A, B and/or C common stock purchase warrants. The Company recorded $594,568 in non-cash interest expense for the Black Scholes calculation of the change in warrant valuation.


The Company issued 162,412 and 254,451 shares of common stock for the payment of $162,412 and $397,531, respectively, for the three and nine months ended September 30, 2004, for services rendered and to be rendered in the future. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses, services to be rendered as prepaid expenses and reduction of accounts payable for services previously rendered in the accompanying unaudited consolidated statements of operations.

Note 10 - STOCK COMPENSATION

As of September 30, 2004, the Company has outstanding options to purchase 12,233,306 shares. In 2000 the Company issued options below fair market value. The Company recorded $87,565 in expense for the nine months ended September 30, 2004 for the amortization of those options. The transaction was fully amortized in the second quarter of 2004, so no additional expense will be recorded. The amount was recorded in Selling, General & Administrative expenses.

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

In the three and nine months ended September 30, 2004, $60,434 and $155,293 was recorded in royalty expense.

[b] Contractual obligations:

We currently lease space from IBM for $78,045 per month that houses our principal executive offices, our equipment for OLED microdisplay fabrication and research and development, as well as our assembly operations and storage. We currently occupy such space on a month-to-month basis. We are currently in negotiations with IBM for a new lease. No assurance can be given that we will execute a new lease, or that such new lease will be on terms that are favorable to us. In the event that we are forced to locate new space, we may experience a disruption in our operations, which could have a material adverse affect on our results of operations.


NOTE 12 - RECLASSIFICATIONS

Certain amounts in the September 30, 2003 financial statements have been reclassified to conform to the September 30, 2004 classification.

NOTE 13 - SUBSEQUENT EVENTS

On October 21, 2004, we entered into a Securities Purchase Agreement, pursuant to which we sold and issued 10,259,524 shares of common stock, par value $0. 001 per share, and series F common stock purchase warrants to purchase our common stock to purchasers for an aggregate purchase price of $10,772,500. The Common Shares were priced at $1.05. The Common Shares and the shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by us on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $9.75 million.

The Series F Warrants are exercisable from April 25, 2005 until April 25, 2010 to purchase up to 5,129,762 shares of common stock at an exercise price of $1.21 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. In addition, the Series F Warrants contain provisions protecting against dilution resulting from the sale of additional shares of our common stock for less than the exercise price of the Series F Warrants, or the market price of the common stock, on the date of such issuance or sale.

On October 28, 2004, we entered into a Securities Purchase Agreement, pursuant to which we sold and issued 2,740,476 shares of common stock, par value $0. 001 per share, and series F common stock purchase warrants to purchase our common stock to purchasers for an aggregate purchase price of $2,877,500. The Common Shares were priced at $1.05. The Common Shares and shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by us on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $2.65 million.

The Series F Warrants are exercisable from April 25, 2005 until April 25, 2010 to purchase up to 1,370,238 shares of common stock at an exercise price of $1.21 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. In addition, the Series F Warrants contain provisions protecting against dilution resulting from the sale of additional shares of our common stock for less than the exercise price of the Series F Warrants, or the market price of the common stock, on the date of such issuance or sale.

We paid a Placement Agent a fee equal to 6% of the gross proceeds of these offerings and agreed to reimburse them for reasonable expenses up to $50,000, incurred in connection with the offerings.

In addition, we engaged Larkspur Capital Corporation to act as an adviser in connection with the sale of these securities. For such services, we paid Larkspur Capital Corporation a fee equal to 1% of the gross proceeds of these offerings (see Note - 14).

As a result of the above transaction, the outstanding Series A Common Stock Purchase Warrants that were issued to participants of the Securities Purchase Agreement dated January 9, 2004 were re-priced from $1.74 to $1.05. The Company expects to record approximately $1 million in non-cash interest expense for the Black Scholes calculation of the change in warrant valuation in the fourth quarter of 2004.


Note 14 - RELATED PARTY TRANSACTIONS

Paul Cronson, a member of our board of directors, is a founder and shareholder of Larkspur Capital Corporation which was engaged as advisor in connection with the sale of the securities listed above.

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

Since our inception in 1996, we derived substantially all of our revenues from fees paid to us under research and development contracts, primarily with the U.S. government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of September 30, 2004, we have recognized approximately $7.3 million from sales of our products, and have a backlog of approximately $35 million in products ordered for delivery through 2007. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays in an integrated package, which we call Microviewer, which includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our wholly owned subsidiary, Virtual Vision, Inc., we are also developing head-wearable displays that incorporate our Microviewer.

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

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues for the three and nine months ended September 30, 2004 were $1.1 million and $3.1 million, respectively as compared to $0.7 million and $1.5 million for the three and nine months ended September 30, 2003, an increase of 45% and 102%, respectively. The increase in revenue resulted from increased unit volume to the Company's current customer base. Unit pricing was relatively unchanged in 2004 as compared to 2003. We currently have firm orders or letters of intent to purchase our products at significantly higher volume levels than we have experienced historically. In order to realize revenue from these orders, we will be required to increase unit production levels and the amount of capital committed to pre-payments of raw materials and finished goods. The critical raw materials in the manufacture of our products are silicon wafers used to create our OLED microdisplays and lenses used in assembly of our subsystems. Both of these items require significant cash pre-payments and can take up to six months for delivery once ordered. While we anticipate that our revenues will increase in the future, we can not reliably estimate when and by how much until predictable raw material delivery is established or increased levels of these materials are held in inventory.


Cost of Goods Sold. Cost of goods sold includes direct and indirect costs associated with production and inventory loss. Cost of goods sold for the three and nine months ended September 30, 2004 were $1.6 million and $4.5 million, respectively, as compared to $1.3 million and $3.5 million for the three and nine months ended September 30, 2003. The $0.3 million and $1.0 million increase, respectively, in costs was directly related to higher unit volumes in 2004 as compared to 2003. However, our gross loss percentage during the 2004 periods has been reduced significantly due to volume and operating efficiencies created as we increased production.

We currently record all expenses associated with manufacturing in cost of goods sold. The full facility overhead as well as the expense of indirect materials is matched against our units sold. While our production volume is low, the gross margin reflects the costs that will be absorbed when quantities increase.

Costs and Expenses

Research and Development. Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products. Research and development expenses were $359 thousand and $443 thousand for the three months and nine months ended September 30, 2004, respectively, as compared to $600 and $22,000 for the three and nine months ended September 30, 2003. The increase was a result of new OLED microdisplay and subsystem development initiatives. We currently anticipate that research and development expenses will increase over the coming quarters as these projects progress.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, amortization, as well as other marketing and administrative expenses. Selling, general and administrative expenses were $0.9 million and $2.8 million for the three and nine months ended September 30, 2004, respectively, as compared to $0.7 million and $2.6 million for the three and nine months ended September 30, 2003. The increase of $0.2 million in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 is primarily due to relocation expenses associated with staff relocating to Washington State. The increase of $0.1 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is primarily due to the same factors. We currently anticipate that selling, general and administrative expenses will increase over the coming quarters as we hire additional sales and support staff.

Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 2004 were $(0.6) million and ($4.0) million, respectively, as compared to $(0.4) million and $(0.7) million for the three and nine months ended September 30, 2003. The $0.1 million increase in other income for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to a non cash charge of approximately $0.6 million associated with the re-pricing of warrants in relation to obtaining a waiver of certain participating rights in connection with our shelf financing versus the interest on debt recorded in 2003. The $3.2 million increase for the nine months ended September 30, 2004 was primarily due to non cash financing expenses that recorded the valuation of warrants issued in conjunction with the early conversion of the $7.825 million in Notes to equity. Gain on Payable Forgiveness was a result of restructuring our debt in 2003.

Liquidity and Capital Resources

Current Financial Position

We have total liabilities and contractual obligations of $2,250,089 as of September 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

  Contractual Obligations                   Total            One Year or Less      More than One Year
  -----------------------              ---------------       ----------------      ------------------
     Royalties                           $   531,250           $    125,000            $  406,250
     Operating leases                        110,892                110,892                     -
     Capital leases                           47,461                 18,372                29,089
                                         -----------           ------------            ----------
     Total contractual obligations       $   689,603           $    254,264            $  435,339
                                         ===========           ============            ==========

As mentioned in Note 13 - Subsequent Events, in October and November of 2004 we completed direct equity placements of common stock and warrants that resulted in net proceeds after expenses of $12.4 million. These funds significantly strengthen our liquidity and capital resources and will be used in part to fund the working capital requirements discussed above.

Assuming we are able to increase our revenue, we anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be the principal use of our cash. In particular, we expect that salaries for employees engaged in production operations, purchase of inventory, funding of receivables and expenses of increased sales and marketing efforts would be the principle uses of cash. We expect that our cash requirements over the next 12 months will be met by a combination of cash on hand, which, as of September 30, 2004 was $4.1 million, additional financing, the exercise of outstanding options and warrants, and revenues generated by operations.

We have purchase agreements for approximately $35 million of our products to be delivered now through 2007. Management believes that the prospects for growth of product revenue remain high.

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

We remain subject to the American Stock Exchange's review regarding our compliance with their continued listing requirements.

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

     As a result of our financing activity throughout 2004 and the conversion of our outstanding promissory notes in March 2004, our balance sheet as of September 30, 2004 and our anticipated balance sheet at December 31, 2004 will meet AMEX's $2 million shareholder equity requirement.

     While we anticipate that AMEX will notify us that we have regained compliance with their continued listing standards, we have not yet received such notification. Other unidentified issues may arise in the future that could adversely affect the financial or the potential listing status of the company.


We have a history of losses since our inception and may incur losses for the foreseeable future.

     Accumulated net losses as of September 30, 2004, were $(145) million, the majority of which was related to the March 2000 merger and the subsequent write-down of goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in-process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund our operations and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We were previously primarily dependent on U.S. government contracts.

     For many years the majority of our revenues were derived from research and development contracts with the U.S. government. We no longer rely on such contracts for revenue. We plan to submit proposals for additional development contract funding; however, funding is subject to legislative authorization and even if funds are appropriated such funds may be withdrawn based on changes in government priorities. No assurances can be given that we will be successful in obtaining new government contracts. Our inability to obtain revenues from government contracts could have a material adverse effect on our results of long-term operations, unless substantial product or non-government contract revenue offsets any lack of government contract revenue.

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

     We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. Some customers in other countries have longer receivable periods. In addition, many of the OEMs that are the most likely long-term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could expose us to various risks, including management of a multi-national organization, the complexities of complying with foreign laws and customs, political instability and the complexities of taxation in multiple jurisdictions.

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

     Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2004, we had outstanding (i) options to purchase 12,233,306 shares; and (ii) warrants to purchase 15,602,078 shares of common stock.

ITEM 3:  Controls and Procedures

As of September 30, 2004, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls subsequent to September 30, 2004.

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

None

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

31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2 Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.


32.1           Certification  by Chief Executive  Officer pursuant to 18 U.S. C.
               Section 1350

32.2           Certification  by Chief Financial  Officer pursuant to 18 U.S. C.
               Section 1350

99.1           Audit Committee Charter

(b)     Reports on Form 8-K

The Company filed one report on form 8-K during the quarter ended September 30, 2004. Information regarding the items reported on is as follows:

DATE OF REPORT         ITEM REPORTED ON

August 9, 2004      eMagin  Corporation  ("eMagin"),  and certain holders of its outstanding Class A, B, and C common stock purchase warrants entered into an agreement pursuant to which the company and the holders of the warrants agreed to the re-pricing and exercise of warrants.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              eMAGIN CORPORATION


Dated:  November 12, 2004                    /s/ Gary W. Jones
                                                 -----------------------
                                                 Gary W. Jones
                                                 Chief Executive Officer