Form 10QSB/A
period 2004-03-31
EMAGIN CORP
filed 2005-04-12
CIK 1046995

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

PRELIMINARY NOTE:

This Amended Quarterly Report on Form 10-QSB/A is being filed to correct the previously reported Consolidated Balance Sheets, Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Management's Discussion and Analysis to reflect the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. In connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 the Company was advised by its independent registered public accounting firm that the unamortized debt discount and the deferred financing costs should be recorded as interest expense. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Amended Quarterly Report on Form 10-QSB/A previously filed by the Company on August 16, 2004.

We are concurrently filing Amendment No. 1 to our Current Report on Form 8-K which we filed on March 25, 2005.

PART I.   FINANCIAL INFORMATION

Index                                                                                                Page Number
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2004 (unaudited) and                                3
              December 31, 2003

              Unaudited Consolidated Statements of Operations for the
              Three-Months ended March 31, 2004 and March 31, 2003                                            4

              Unaudited Consolidated Statements of Cash Flows for the
              Three-Months ended March 31, 2004 and March 31, 2003                                            5

              Unaudited Consolidated Statement of Changes in Stockholders'
              Equity from December 31, 2003 to March 31, 2004                                                 6

              Selected Notes to Consolidated Financial Statements                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           13

Item 3.       Controls and Procedures                                                                        24


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                26

Item 4.       Submission of Matters to a Vote of Security Holders                                            26

Item 5.       Other Information                                                                              26

Item 6.       Exhibits and Reports on Form 8-K                                                               26

SIGNATURE                                                                                                    28

CERTIFICATION                                                                                                30

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


                                     ASSETS                                          March 31, 2004        December 31, 2003
                                                                                    -----------------------------------------
CURRENT ASSETS:                                                                       (Unaudited)
   Cash and cash equivalents                                                         $    4,714,959          $     1,053,895
   Trade receivables                                                                        659,099                  768,537
   Unbilled costs and estimated profits on contracts in progress                                  -                   75,359
   Inventory                                                                                513,880                  275,417
   Prepaid expenses and other current assets                                                827,516                  287,957
                                                                                    -----------------------------------------
      Total current assets                                                                6,715,454                2,461,165

EQUIPMENT AND LEASEHOLE IMPROVEMENTS:                                                     3,460,571                3,350,930
Less:  Accumulated Depreciation                                                          (2,309,250)              (2,149,991)
                                                                                    -----------------------------------------
Total equipment and leasehold improvements, net                                           1,151,321                1,200,939

Intangible Assets                                                                            13,504                        -
Less:  Accumulated Amortization                                                                (156)                       -
                                                                                    -----------------------------------------
Total intangible assets, net                                                                 13,348                        -
Other long-term assets                                                                        4,407                   86,907
                                                                                    -----------------------------------------
      Total assets                                                                   $    7,884,530          $     3,749,011
                                                                                    =========================================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $      255,301          $       234,869
   Accrued payroll and benefits                                                             554,744                  952,850
   Other accrued expenses                                                                   366,192                  988,569
   Advanced payments                                                                        124,653                  122,362
   Current portion of long term debt                                                         27,826                   38,184
   Other current liabilities                                                                 14,109                   18,008
                                                                                    -----------------------------------------
      Total current liabilities                                                           1,342,825                2,354,842

Capitalized lease obligations                                                                32,923                   36,257
Notes payable and short-term debt subsequently converted to equity                                -                6,124,451
                                                                                    -----------------------------------------
      Total liabilities                                                                   1,375,748                8,515,550

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 63,043,682 and 42,695,412                              63,044                   42,694
   Additional paid-in capital                                                           149,375,720              131,598,910
   Deferred compensation                                                                     (3,460)                 (87,565)
   Accumulated deficit                                                                 (142,926,522)            (136,320,578)
                                                                                    -----------------------------------------
      Total shareholders' equity                                                          6,508,782               (4,766,539)
                                                                                    -----------------------------------------
      Total liabilities and shareholders' equity                                     $    7,884,530          $     3,749,011
                                                                                    =========================================

                       See notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                           Three Months       Three Months
                                                                              Ended              Ended
                                                                          March 31, 2004     March 31, 2003
                                                                        ------------------------------------
REVENUE:
  Product revenue, net of returns                                       $       540,088     $       465,379
                                                                        ------------------------------------
    Total Revenue                                                               540,088             465,379
                                                                        ------------------------------------
Cost of Goods Sold:
  Direct cost of goods sold                                                     208,599             198,951
  Production expenses                                                         1,154,123             950,917
                                                                        ------------------------------------
    Total Cost of Goods Sold                                                  1,362,722           1,149,868
                                                                        ------------------------------------

Gross Loss                                                                     (822,634)           (684,489)
                                                                        ------------------------------------

COSTS AND EXPENSES:
  Research and development                                                        7,990              21,848
  Amortization of purchased intangibles                                             156             331,442
  Stock based compensation                                                       84,105             111,385
  Selling, general and administrative                                           614,977           1,005,347
                                                                        ------------------------------------
    Total costs and expenses, net                                               707,228           1,470,022
                                                                        ------------------------------------

  Interest expense, net                                                      (5,076,082)           (250,980)
                                                                        ------------------------------------

    Net loss                                                            $    (6,605,944)    $    (2,405,491)
                                                                        ====================================
Basic and diluted loss per common share                                 $         (0.13)    $         (0.08)
                                                                        ====================================
Weighted average common shares outstanding                                   51,940,205          30,731,934
                                                                        ====================================

                       See notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          Three Months          Three Months
                                                                              ended                ended
                                                                         March 31, 2004        March 31, 2003
                                                                       -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $        (6,605,944) $         (2,405,491)
Adjustments to reconcile net loss to net cash
       used in operating activities-
   Depreciation and amortization                                                   159,259               124,474
   Bad debt expense                                                                 33,656                     -
   Amortization of  intangibles                                                        157               331,442
   Amortization of financing fees                                                    7,863                     -
   Non-cash charge for stock based compensation                                     84,105               111,385
   Non-cash interest related charges                                               125,833               245,962
   Non-cash charge for services received                                             8,400               163,134
   Non-cash financing expense                                                    4,955,186                     -
   Changes in operating assets and liabilities:
       Trade receivables                                                           151,142               110,528
       Unbilled costs and estimated profits on contracts in progress                     -               (50,000)
       Inventory                                                                   (38,741)              124,841
       Prepaid expenses and other current assets                                  (658,443)                 (609)
       Other long-term assets                                                            -                (7,244)
       Advanced payment on contracts to be completed                                 2,291                     -
       Deferred Revenue                                                                  -               (29,900)
       Accounts payable, accrued expenses and accrued payroll                     (425,247)            1,109,609
       Other current liabilities                                                    (3,899)              (21,231)
                                                                       -------------------- ---------------------
             Net cash used in operating activities                              (2,204,382)             (193,100)
                                                                       -------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases/Sales of equipment                                                   (109,097)              139,095
                                                                       -------------------- ---------------------
             Net cash used in investing activities                                (109,097)              139,095
                                                                       -------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs                    3,916,536                     -
   Proceeds from exercise of stock options and warrants                          2,073,400                50,000
   Payments of long term debt and capital leases                                   (15,393)              (13,692)
                                                                       -------------------- ---------------------
             Net cash provided by financing activities                           5,974,543                36,308
                                                                       -------------------- ---------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                       3,661,064               (17,697)
CASH AND CASH EQUIVALENTS, beginning of period                                   1,053,895                82,951
                                                                       -------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                               $         4,714,959  $             65,254
                                                                       ==================== =====================
Supplemental Cash Flow Disclosure:
Conversion of debt to equity                                           $         8,567,424
Payments of A/P through issuance of stock                              $            34,599
Stock issued for prepaid services                                      $            16,800
Cash payments of interest                                              $             2,508

                       See notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                  (Unaudited)

                                                                                    Additional
                                         Common Stock               Deferred         paid-in        Accumulated
                                   Shares                 $       Compensation       Capital          Deficit           Total
                                -----------------  ------------  ---------------  --------------  ---------------  -----------------
Balance, December 31, 2003            42,695,412   $   42,694    $      (87,565)  $ 131,598,910   $ (136,320,578)  $     (4,766,539)

Sale of equity                         3,333,364        3,334                         3,913,203                           3,916,537

Conversion of debt to equity          11,394,621       11,395                         8,556,029                           8,567,424

Issuance of warrants for
equity transaction                                                                    3,180,000                           3,180,000

Stock options exercised                5,089,134         5,089                        1,337,784                           1,342,873

Stock warrants exercised                 498,829           499                          730,028                             730,527

Issuance of common stock for
services                                  32,322            33                           59,766                              59,799


Amortization of deferred
compensation                                                             84,105                                              84,105

Net loss for period                                                                                   (6,605,944)        (6,605,944)
                                -----------------  ------------  ---------------  --------------  ---------------  -----------------
Balance, March 31, 2004               63,043,682   $    63,044   $       (3,460)  $ 149,375,720   $ (142,926,522)  $      6,508,782
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

This Amended Quarterly Report is being filed to reflect the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. In connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 the Company was advised by its independent registered public accounting firm that the unamortized debt discount and the deferred financing costs should be recorded as interest expense. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Amended Quarterly Report on Form 10-QSB/A previously filed by the Company on August 16, 2004.

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

  For the three months ended March 31,                       2004                  2003
  ----------------------------------------------- --------------------- ---------------------
  Net loss applicable to common stockholders',    $         (6,605,944) $         (2,405,491)
  as reported
  ----------------------------------------------- --------------------- ---------------------
  Add: Stock based employee compensation
  expense included in reported net loss                              -                     -
  ----------------------------------------------- --------------------- ---------------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method                (1,288,000)           (1,441,445)
  ----------------------------------------------- --------------------- ---------------------
  Pro forma net loss                              $         (7,893,944) $         (3,846,836)
  ----------------------------------------------- --------------------- ---------------------
  Net loss per share applicable to common
  stockholders':
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, as reported                  $              (0.13) $              (0.08)
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, pro forma                    $              (0.15) $              (0.13)
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

Receivables consist of the following:

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

The components of inventories are as follows:

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

The debt consisted of following:

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

b) In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which were due in November 2005, agreed to an early conversion of 100% of the $7.825 million principal amount of the Notes, together with the $742,424 of accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange on March 3, 2004. On the date of the conversion the Company recorded, $1,598,335 in non-cash interest expense related to the unamortized debt discount and beneficial conversion feature and $74,637 in non-cash interest expense related to the writeoff of deferred financing costs.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or (ii) December 31, 2005. The remaining 1.0 million of the Warrants are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission. $3.18 million was recorded in interest expense for the fair value estimate of these warrants.

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

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes aggregating $7.825 million, together with all of the accrued interest of approximately $742,000 on the Notes, into 11,394,621 shares of common stock of eMagin. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange. On the date of the conversion the Company recorded, $1,598,335 in non-cash interest expense related to the unamortized debt discount and beneficial conversion feature and $74,637 in non-cash interest expense related to the writeoff of deferred financing costs.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "warrants"), which warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or
(ii) December 31, 2005. The remaining 1.0 million of the warrants are exercisable until June 10, 2008. Using the Black Scholes method of valuing warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record the estimated fair value of these warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) Fair Market Value of $2.30, (4) dividends of 0%, and (5) Average Term (in days) of 670 for the 12 month warrants and 1,460 for the 4 year warrants.

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

Interest Expense. Interest expense for the three months ending March 31, 2004 was ($5.0) million as compared to ($0.3) million for the three months ended March 31, 2003. The $4.7 million increase in interest expense was recorded in conjunction with the early conversion of the $7.825 million in Notes. The increase in interest expense for the three months ended March 31, 2004 was attributable to three factors; (1) $3.18 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.825 million in Notes to agree to an early conversion of the Notes into common stock, (2) $1,598,325 in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes, and (3) $74,637 in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.

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

Accumulated losses excluding non-cash transactions as of March 31, 2004, were $41 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $143 million, the majority of which was related to the March 2000 merger and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in-process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund our operations and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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


                                        eMAGIN CORPORATION



Dated: April 11, 2005
                                      By:  /S/ Gary W. Jones
                                               ---------------
                                               Gary W. Jones
                                               Chief Executive Officer