Form 10QSB/A
period 2004-06-30
EMAGIN CORP
filed 2005-04-12
CIK 1046995

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

PRELIMINARY NOTE:

This Amended Quarterly Report on Form 10-QSB/A is being filed to correct the previously reported Consolidated Balance Sheets, Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Management's Discussion and Analysis to reflect the changes made in the previous quarter on Form 10-QSB/A for the quarter ended March 31, 2004, of the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. In connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 the Company was advised by its independent registered public accounting firm that the unamortized debt discount and the deferred financing costs should be recorded as interest expense. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on August 16, 2004.

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

                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30, 2004             December 31,
                                                                                    (Unaudited)                2003
                                                                                  --------------         ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   4,400,282          $       1,053,895
   Trade receivables                                                                    798,155                    768,537
   Unbilled costs and estimated profits on contracts in progress                              -                     75,359
   Inventory                                                                            884,855                    275,417
   Prepaid expenses and other current assets                                            598,914                    287,958
                                                                                  --------------         ------------------
      Total current assets                                                            6,682,206                  2,461,166

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:                                                 3,696,304                  3,350,930
Less:  Accumulated depreciation                                                      (2,451,360)                (2,149,991)
                                                                                  --------------         ------------------
Equipment and leasehold improvements, net                                             1,244,944                  1,200,939

INTANGIBLE ASSETS                                                                        45,897                          -
Less: Accumulated amortization                                                             (502)                         -
                                                                                  --------------         ------------------
Intangible assets, net                                                                   45,395                          -

OTHER LONG-TERM ASSETS                                                                   36,258                     86,907
                                                                                  --------------         ------------------
      Total assets                                                                $   8,008,803          $       3,749,011
                                                                                  ==============         ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $     423,413          $         234,869
   Accrued payroll and benefits                                                         607,199                    952,850
   Other accrued expenses                                                               332,072                    988,569
   Advanced payments                                                                     93,611                    122,362
   Current portion of long term debt                                                     16,991                     38,184
   Other current liabilities                                                             34,762                     18,008
                                                                                  --------------         ------------------
      Total current liabilities                                                       1,508,048                  2,354,842

Capitalized lease obligations                                                            29,468                     36,257
Notes payable and short-term debt subsequently converted to equity                            -                  6,124,451
                                                                                  --------------         ------------------
      Total liabilities                                                               1,537,516                  8,515,550

                   SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 63,971,483 and 42,695,412                          63,971                     42,694
   Additional paid-in capital                                                       150,732,560                131,598,910
   Deferred compensation                                                                      -                    (87,565)
   Accumulated deficit                                                             (144,325,244)              (136,320,578)
                                                                                  --------------         ------------------
      Total shareholders' equity (capital deficiency)                                 6,471,287                 (4,766,539)
                                                                                  --------------         ------------------
      Total liabilities and shareholders' equity                                  $   8,008,803          $       3,749,011
                                                                                  ==============         ==================

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months     Three Months      Six Months        Six Months
                                                           Ended             Ended            Ended             Ended
                                                       June 30, 2004     June 30, 2003*   June 30, 2004     June 30, 2003*
                                                      ----------------- ---------------  ---------------  -------------------
REVENUE:
  Product revenue, net of returns                     $      1,446,136  $      306,991   $    1,986,224   $          772,370
                                                      ----------------- ---------------  ---------------  -------------------
    Total revenue                                            1,446,136         306,991        1,986,224              772,370
                                                      ----------------- ---------------  ---------------  -------------------

COST OF GOODS SOLD:
  Direct cost of goods sold                                    807,833         122,441        1,016,433            1,272,309
  Production expenses                                          729,612         895,366        1,883,735              895,366
                                                      ----------------- ---------------  ---------------  -------------------
    Total cost of goods sold                                 1,537,445       1,017,807        2,900,168            2,167,675
                                                      ----------------- ---------------  ---------------  -------------------

Gross loss                                                     (91,309)       (710,816)        (913,944)          (1,395,305)
                                                      ----------------- ---------------  ---------------  -------------------
COSTS AND EXPENSES:
  Research and development                                      75,906               -           83,896               21,848
  Selling, general and administrative                        1,239,519         633,702        1,938,757            2,081,876
                                                      ----------------- ---------------  ---------------  -------------------
    Total costs and expenses, net                            1,315,425         633,702        2,022,653            2,103,724
                                                      ----------------- ---------------  ---------------  -------------------

 Interest income (expenses), net                                 8,012         (25,006)      (5,068,069)            (275,986)
 Gain on payable forgiveness                                         -       1,885,423                -            1,885,423
                                                      ----------------- ---------------  ---------------  -------------------
Other income (expenses), net                                     8,012       1,860,417       (5,068,069)           1,609,437
                                                      ----------------- ---------------  ---------------  -------------------

    Net profit (loss)                                 $     (1,398,722) $      515,899   $   (8,004,666)  $       (1,889,592)
                                                      ================= ===============  ===============  ===================

Basic and diluted profit (loss) per common share      $          (0.02) $         0.02   $        (0.14)  $            (0.06)
                                                      ================= ===============  ===============  ===================


Weighted average common shares outstanding                  63,577,581      34,037,250       57,758,893           32,393,723
                                                      ================= ===============  ===============  ===================
* Reclassified for comparative purposes

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months            Six Months
                                                                              ended                ended
                                                                          June 30, 2004        June 30, 2003*
                                                                       -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $        (8,004,666) $         (1,889,592)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization                                                    301,369               245,661
  Amortization of  intangibles                                                         503               331,442
  Amortization of financing fees                                                     7,863                     -
  Bad debt expense                                                                  33,656                     -
  Non-cash charge for stock based compensation                                      87,565               199,396
  Non-cash interest related charges                                                129,428               409,305
  Non-cash charge for services received                                              8,400               153,121
  Non-cash financing expense                                                     4,955,186                77,857
  Non-cash debt restructure                                                              -            (1,885,423)
   Changes in operating assets and liabilities:
   Trade receivables                                                                12,086              (167,018)
   Unbilled costs and estimated profits on contracts in progress                         -                50,000
   Inventory                                                                      (409,716)             (271,300)
   Prepaid expenses and other current assets                                      (462,234)           (1,035,908)
   Other long-term assets                                                          (31,851)               50,710
   Advanced payment on contracts to be completed                                   (28,751)                9,385
   Deferred revenue                                                                      -               (29,900)
   Accounts payable, accrued expenses and accrued payroll                         (122,525)            1,059,729
   Other current liabilities                                                        16,754              (204,214)
                                                                       -------------------- ---------------------
    Net cash used in operating activities                                       (3,506,933)           (2,896,749)
                                                                       -------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                          (344,830)             (109,619)
                                                                       -------------------- ---------------------
    Net cash used in investing activities                                         (344,830)             (109,619)
                                                                       -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net of issuance costs                     3,916,536                     -
  Proceeds from exercise of stock options and warrants                           3,312,892               103,940
  Proceeds from long and short term debt                                                 -             3,350,000
  Payments for capital leases                                                      (31,278)                    -
                                                                       -------------------- ---------------------
    Net cash provided by financing activities                                    7,198,150             3,453,940
                                                                       -------------------- ---------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                       3,346,387               447,572
CASH AND CASH EQUIVALENTS, beginning of period                                   1,053,895                82,951
                                                                       -------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                               $         4,400,282  $            530,523
                                                                       ==================== =====================
Supplemental Cash Flow Disclosure:

Conversion of debt to equity                                           $         8,567,424  $          4,845,537
Payments of A/P through issuance of stock                              $           152,874  $                  -
Stock issued for prepaid services                                      $            16,800  $            748,116
Cash payments of interest                                              $             4,618  $                  -

* Reclassified for comparative purposes

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (Unaudited)

                                                                                  Additional
                                         Common Stock              Deferred         paid-in        Accumulated
                                    Shares             $         Compensation       Capital          Deficit            Total
                                -------------  -------------    -------------    --------------   --------------    --------------
Balance, December 31, 2003        42,695,412   $     42,694     $    (87,565)    $ 131,598,910    $(136,320,578)    $  (4,766,539)
Conversion of debt to equity      11,394,621         11,395                          8,556,029                          8,567,424
Stock options exercised            5,221,052          5,221                          1,379,263                          1,384,484
Sale of equity                     3,333,363          3,334                          3,913,204                          3,916,538
Issuance of warrants for debt
 conversion                                                                          3,180,000                          3,180,000
Stock warrants exercised           1,234,996          1,235                          1,927,172                          1,928,407
Issuance of common stock for
 services                             92,039             92                            177,982                            178,074
Amortization of deferred
 compensation                                                         87,565                                               87,565
Net loss for period                                                                                  (8,004,666)       (8,004,666)
                                -------------  -------------    -------------    --------------   --------------    --------------
Balance, June 30, 2004            63,971,483   $     63,971     $          -     $ 150,732,560    $(144,325,244)    $   6,471,287
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

This Amended Quarterly Report is being filed to reflect the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to non-cash interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. In connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 the Company was advised by its independent registered public accounting firm that the unamortized debt discount and the deferred financing costs should be recorded as interest expense. These changes are reflected in year-to-date amounts and charts. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Amended Quarterly Report on Form 10-QSB/A previously filed by the Company on August 16, 2004.

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

  For the three and six months ended June          Three Months   Three Months    Six Months      Six Months
  30,                                                 2004            2003           2004            2003
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Net loss applicable to common stockholders',
  as reported                                     $  (1,398,722) $     515,899  $  (8,004,666) $  (1,889,592)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Add: Stock based employee compensation
  expense included in reported net loss                       -              -              -              -
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method         (6,043,119)       (44,264)    (7,281,755)    (1,485,709)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Pro forma net loss.                             $  (7,441,841) $     471,635  $ (15,286,421) $  (3,375,301)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Net loss per share applicable to common
  shareholders':
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Basic and diluted, as reported                  $       (0.02) $        0.02  $       (0.14) $       (0.06)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Basic and diluted, pro forma                    $       (0.12) $        0.01  $       (0.26) $       (0.10)
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

Receivables consist of the following:

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

Debt consisted of the following:

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

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants are exercisable until December 31, 2005. The remaining 1.0 million of the Warrants are exercisable until June 10, 2008. $3.18 million was recorded in non-cash interest expense for the fair value estimate of these warrants.


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

Other Income (Expense). Other income (expense) for the three and six months ended June 30, 2004 were $8 thousand and ($5.1) million, respectively, as compared to $1.9 million and $1.6 million for the three and six months ended June 30, 2003. The $1.9 million decrease in other income for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to a one time gain resulting from an agreement with debt holders to forgive debt of approximately $1.9 million in 2003. The increase in interest expense for the six months ended June 30, 2004 was attributable to three factors; (1) $3.18 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.825 million in Notes to agree to an early conversion of the Notes into common stock, (2) $1,598,325 in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes, and (3) $74,637 in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.

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

     Accumulated losses excluding acquisition related transactions as of June 30, 2004, were $42 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $144 million, the majority of which was related to the March 2000 merger and the subsequent write-down of goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in-process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund our operations and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

                                                 eMAGIN CORPORATION


Dated:  April 11, 2005                           By:/S/ Gary W. Jones
                                                 -----------------------
                                                 Gary W. Jones
                                                 Chief Executive Officer