Form 10QSB/A
period 2004-09-30
EMAGIN CORP
filed 2005-04-12
CIK 1046995

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

PRELIMINARY NOTE:

This Amended Quarterly Report on Form 10-QSB/A is being filed to correct the previously reported Consolidated Balance Sheets, Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Management's Discussion and Analysis to reflect the elimination of $594,568 of interest expense in relation to the re-pricing of warrants issued for the non-participation of investors and to reflect the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. In connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004, on March 21, 2005 the Company was advised by its independent registered public accounting firm that the re-pricing of the original warrants should be classified as an equity transaction and therefore no expense should be recorded in connection with the re-pricing of these warrants. On March 28, 2005, the Company was advised by its independent registered public accounting firm that unamortized debt discount and the deferred financing costs should be recorded as interest expense. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on November 12, 2004.


PART I.   FINANCIAL INFORMATION

Index                                                                                                Page Number

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2004 (Unaudited) and
              December 31, 2003                                                                               3

              Unaudited Consolidated Statements of Operations for the Three and
              Nine Months ended September 30, 2004 and September 30, 2003                                     4

              Unaudited Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 2004 and September 30, 2003                                                 5

              Unaudited Consolidated Statement of Changes in Shareholders' Equity from
              December 31, 2003 to September 30, 2004                                                         6

              Selected Notes to Consolidated Financial Statements                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                           14

Item 3.       Controls and Procedures                                                                        24

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                25

Item 4.       Submission of Matters to a Vote of Security Holders                                            25

Item 5.       Other Information                                                                              25

Item 6.       Exhibits and Reports on Form 8-K                                                               25

SIGNATURE                                                                                                    26

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
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,    December 31,
                                      ASSETS                             2004             2003
                                                                    ------------------------------
                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................................   $   4,051,286    $   1,053,895
   Trade receivables, net ........................................         869,622          768,537
   Unbilled costs and estimated profits on contracts in progress .            --             75,359
   Inventory .....................................................       1,457,907          275,417
   Prepaid expenses and other current assets .....................         617,064          287,958
                                                                     ------------------------------
      Total current assets .......................................       6,995,879        2,461,166

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: ............................       3,827,649        3,350,930
Less:  Accumulated depreciation ..................................      (2,604,631)      (2,149,991)
                                                                     ------------------------------
Equipment and leasehold improvements, net ........................       1,223,018        1,200,939

INTANGIBLE ASSETS ................................................          53,819             --
Less: Accumulated amortization ...................................          (1,378)            --
                                                                     ------------------------------
Intangible assets, net ...........................................          52,441             --

OTHER LONG-TERM ASSETS ...........................................          36,258           86,907
                                                                     ------------------------------
      Total assets ...............................................   $   8,307,596    $   3,749,011
                                                                     ==============================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..............................................   $     736,284    $     234,869
   Accrued payroll and benefits ..................................         541,827          952,850
   Other accrued expenses ........................................         211,967          988,569
   Advanced payments .............................................          41,903          122,362
   Current portion of long term debt .............................          13,588           38,184
   Other current liabilities .....................................          34,762           18,008
                                                                     ------------------------------
      Total current liabilities ..................................       1,580,331        2,354,842

Capitalized lease obligations ....................................          25,887           36,257
Notes payable and short-term debt subsequently converted to equity            --          6,124,451
                                                                     ------------------------------
      Total liabilities ..........................................       1,606,218        8,515,550

                    SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Common Stock, par value $0.001 per share
      Shares authorized - 200,000,000
      Shares issued and outstanding - 66,257,590 and 42,695,412 ..          66,258           42,694
   Additional paid-in capital ....................................     152,715,263      131,598,910
   Deferred compensation .........................................            --            (87,565)
   Accumulated deficit ...........................................    (146,080,143)    (136,320,578)
                                                                     ------------------------------
      Total shareholders' equity (capital deficiency) ............       6,701,378       (4,766,539)
                                                                     ------------------------------
      Total liabilities and shareholders' equity .................   $   8,307,596    $   3,749,011
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

                                             Three Months        Three Months       Nine Months         Nine Months
                                                 Ended              Ended              Ended               Ended
                                           September 30, 2004 September 30, 2003 September 30, 2004   September 30, 2003
                                           ------------------------------------------------------------------------------
REVENUE:
  Contract revenue                                  $ 108,000          $ 275,504          $ 108,000            $ 275,504
  Product revenue, net of returns                     980,928            472,983          2,967,151            1,245,353
                                           ------------------------------------------------------------------------------
    Total revenue                                   1,088,928            748,487          3,075,151            1,520,857
                                           ------------------------------------------------------------------------------
COST OF GOODS SOLD:
  Direct cost of goods sold                           615,890            393,660          1,632,323            1,665,969
  Indirect cost of goods sold                         992,102            945,779          2,875,837            1,841,145
                                           ------------------------------------------------------------------------------
    Total cost of goods sold                        1,607,992          1,339,439          4,508,160            3,507,114
                                           ------------------------------------------------------------------------------

Gross Loss                                           (519,064)          (590,952)        (1,433,009)          (1,986,257)
                                           ------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Research and development                            359,453                571            443,349               22,419
  Stock based compensation                                  -          1,896,011             87,565            2,095,407
  Selling, general and administrative                 902,389            732,438          2,753,580            2,614,918
                                           ------------------------------------------------------------------------------
    Total costs and expenses, net                   1,261,842          2,629,020          3,284,494            4,732,744
                                           ------------------------------------------------------------------------------

  Interest income (expenses)                           26,007           (441,749)        (5,042,062)            (717,735)
  Gain on payable forgiveness                               -          2,752,570                  -            4,637,993
                                           ------------------------------------------------------------------------------
    Other income (expenses), net                       26,007          2,310,821         (5,042,062)           3,920,258
                                           ------------------------------------------------------------------------------

                                           ------------------------------------------------------------------------------
    Net loss                                     $ (1,754,899)        $ (909,151)      $ (9,759,565)        $ (2,798,743)
                                           ==============================================================================

Basic and diluted loss per common share               $ (0.03)           $ (0.02)           $ (0.16)             $ (0.08)
                                           ==============================================================================

Weighted average common shares outstanding         65,260,205         38,360,090         60,277,581           34,404,367
                                           ==============================================================================

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months    Nine Months
                                                                   ended          ended
                                                               September 30,   September 30,
                                                                    2004           2003
                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................   $(9,759,565)   $(2,798,743)
Adjustments to reconcile net loss to net cash
        used in operating activities

   Depreciation and amortization ............................       454,640        365,535
   Amortization of  intangibles .............................         1,378        331,442
   Amortization of financing fees ...........................         7,863         69,432
   Bad debt expense .........................................        33,656           --
   Non-cash charge for stock based compensation .............        87,565      2,095,407
   Non-cash interest related charges ........................       130,419        384,368
   Non-cash charge for services received ....................         8,400        443,252
   Non-cash financing expense ...............................     4,955,186        103,899
   Non-cash debt restructure ................................          --       (4,637,993)

Changes in operating assets and liabilities:
       Trade receivables ....................................       (59,381)      (545,353)
       Unbilled costs and estimated profits on contracts in
        progress ............................................          --           50,000
       Inventory ............................................      (982,768)      (113,258)
       Prepaid expenses and other current assets ............      (318,850)      (312,833)
       Other long-term assets ...............................       (31,851)        61,960
       Advanced payment on contracts to be completed ........       (80,459)        59,385
       Deferred revenue .....................................          --          (29,900)
       Accounts payable and accrued expenses ................        53,882       (560,665)
       Other current liabilities ............................        16,754        282,676
                                                                ---------------------------
             Net cash used in operating activities ..........    (5,483,131)    (4,751,389)
                                                                ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment ...................................      (476,175)      (880,572)
                                                                ---------------------------
             Net cash used in investing activities ..........      (476,175)      (880,572)
                                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs     3,916,536           --
   Proceeds from exercise of stock options and warrants .....     5,078,423        986,054
   Proceeds from long and short term debt ...................          --        6,000,000
   Payments for capital leases ..............................       (38,262)          --
                                                                ---------------------------
             Net cash provided by financing activities ......     8,956,697      6,927,676
                                                                ---------------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ..................     2,997,391      1,295,715
CASH AND CASH EQUIVALENTS, beginning of period ..............     1,053,895         82,951
                                                                ---------------------------
CASH AND CASH EQUIVALENTS, end of period ....................   $ 4,051,286    $ 1,378,666
                                                                ===========================
Supplemental Cash Flow Disclosure:
Conversion of debt to equity ................................   $ 8,567,424    $ 4,845,537
Payments of A/P through issuance of stock ...................       202,875           --
Stock issued for prepaid services ...........................       186,257        748,116
Cash payments of interest ...................................         5,172           --

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                                                     Additional
                                         Common Stock                Deferred         paid-in        Accumulated
                                    Shares             $           Compensation       Capital          Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003           42,695,412        $ 42,694     $   (87,565)    $ 131,598,910   $(136,320,578)   $  (4,766,539)

Conversion of debt to equity         11,394,621          11,395                         8,556,029                        8,567,424

Stock options exercised               5,221,052           5,221                         1,379,263                        1,384,484

Sale of equity                        3,333,363           3,334                         3,913,204                        3,916,538

Issuance of warrants for debt
 conversion                                                                             3,180,000                        3,180,000

Stock warrants exercised              3,358,691           3,359                         3,690,581                        3,693,940

Issuance of common stock for
 services                               254,451             255                           397,275                          397,530

Amortization of deferred
 compensation                                                            87,565                                             87,565

Net loss for period                                                                                    (9,759,565)      (9,759,565)
------------------------------ ----------------- --------------- ----------------- ---------------- ---------------- --------------
Balance, September 30,
2004 (Unaudited)                     66,257,590      $   66,258     $         -     $ 152,715,263   $(146,080,143)   $   6,701,378
============================== ================= =============== ================= ================ ================ ==============


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

This Amended Quarterly Report on Form 10-QSB/A is being filed to reflect the elimination of $594,568 of interest expense in relation to the re-pricing of warrants issued for the non-participation of investors and to reflect the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest.

Stock-Based Compensation Expense

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statements of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" And No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value to all awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the third quarter of 2004 and 2003, respectively: (1) average expected volatility of 99% and 162%,
(2) average risk-free interest rates of 3.79% and 3.74%, and (3) average expected lives of seven years.

The pro forma amounts that are disclosed reflect the portion of the fair value of awards that were earned for the three and nine months ended September 30, 2004 and 2003.


  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  For the three and nine months ended September     Three Months        Three Months          Nine Months          Nine Months
  30,                                                   2004                2003                 2004                 2003
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Net loss applicable to common stockholders,
  as reported                                      $ (1,754,899)         $  (909,151)       $  (9,759,565)        $ (2,798,743)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Add: Stock based employee compensation
  expense included in reported net loss                       -                    -                    -                    -
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method           (297,750)                (316)          (7,628,869)          (1,486,025)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Pro forma net loss                               $ (2,052,649)         $  (909,467)       $ (17,388,434)        $ (4,284,768)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Net loss per share applicable to common
  stockholders:

  Basic and diluted, as reported                   $      (0.03)         $     (0.02)       $       (0.16)        $      (0.08)
  Basic and diluted, pro forma                     $      (0.03)         $     (0.02)       $       (0.29)        $      (0.12)
                                                  ================= ==================== ==================== ====================

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


The debt consisted of the following:

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

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants, "D warrants", are exercisable until December 31, 2005. The remaining 1.0 million of the Warrants, "E warrants", are exercisable until June 10, 2008. Using the Black Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record an estimated value for these warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) Fair Market Value of $2.30, (4) dividends of 0%, and (5) Average Term (in days) of 670 for the D warrants and 1,460 for the E warrants.

c) This amount is due to Citicorp Leasing as long-term debt for lease payments for equipment with this balance to be paid in 2005.

Note 9 - SHAREHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001 per share.

For the three months ended September 30, 2004, the Company received $1,926,795 for the exercise of 2,123,694 warrants. For the nine months ended September 30, 2004, the Company received a total of $5,078,424 for the exercise of 5,221,052 options and 3,358,690 warrants.

In August 2004, the Company and certain of the holders of its outstanding Class A, B and C common stock purchase warrants entered into an agreement pursuant to which the Company and the holders of the warrants agreed to the $0.90 re-pricing and exercise of Class A, B and C common stock purchase warrants. As a condition to the transaction, the holders of the warrants agreed to limit the right of participation that they were granted in January 9, 2004. As a result of the transaction, the holders agreed to re-price and exercise 2,099,894 Class A, B and/or C common stock purchase warrants, for an aggregate of $1,889,900.

The Company issued 162,412 and 254,451 shares of common stock for the payment of $219,457 and $397,531, respectively, for the three and nine months ended September 30, 2004, for services rendered and to be rendered in the future. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses, services to be rendered as prepaid expenses and reduction of accounts payable for services previously rendered in the accompanying unaudited consolidated statements of operations.

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

Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 2004 were $26 thousand and ($5) million, respectively, as compared to $(0.4) million and $(0.7) million for the three and nine months ended September 30, 2003. The $0.4 million decrease in interest expense for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to the elimination of approximately $7.825 million of Notes Payable during the first quarter of 2004 and the associated interest expense related to this debt that was no longer recorded in 2004. The increase in interest expense for the nine months ended September 30, 2004 was attributable to three factors; (1) $3.18 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.825 million in Notes to agree to an early conversion of the Notes into common stock, (2) $1,598,325 in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes, and (3) $74,637 in non-cash charges related to the write-off of the remaining unamortized deferred financing costs. Gain on Payable Forgiveness was a result of restructuring our debt in 2003.

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

     Accumulated net losses as of September 30, 2004, were $(146) million, the majority of which was related to the March 2000 merger and the subsequent write-down of goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in-process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund our operations and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

                                                 eMAGIN CORPORATION


Dated:  April 11, 2005                           /s/ Gary W. Jones
                                                 -----------------------
                                                 Gary W. Jones
                                                 Chief Executive Officer