Form 10KSB
period 2004-12-31
EMAGIN CORP
filed 2005-04-15
CIK 1046995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                          COMMISSION FILE NO. 001-15751

                               eMagin Corporation
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                           56-1764501
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

2070 Route 52, Hopewell Junction, New York                   12533
-------------------------------------------               ------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (845) 838-7900
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                     Common Stock, $.001 Par Value Per Share

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $3,592,867.

There are 81,872,176 shares outstanding as of March 28, 2005. The aggregate market value of the issued and outstanding common stock held by non-affiliates of eMagin based upon the closing price of the common stock as quoted on the American Stock Exchange on March 28, 2005 of $0.94 was approximately $33,808,903.

There were 79,638,817 shares of common stock outstanding, as of December 31, 2004.
                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-KSB.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                     PART I

                                                                                       Page

Item 1.        Description of Business...................................................4
Item 2.        Description of Property...................................................22
Item 3.        Legal Proceedings.........................................................22
Item 4.        Submission of Matters to a Vote of Security Holders.......................22

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related  Stockholder  Matters and Small Business Issuer Purchases
               of Equity Securities......................................................22
Item 6.        Management's Discussion and Analysis or Plan of Operation.................24
Item 7.        Financial Statements......................................................F-1
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................................36
Item 8A.       Controls and Procedures...................................................36
Item 8B.       Other Information.........................................................36
                                    PART III

Item 9.        Directors, Executive Officers,  Promoters  and  Control  Persons;
               Compliance with Section 16(A) of the Exchange Act.........................37
Item 10.       Executive Compensation....................................................40
Item 11.       Security Ownership of Certain  Beneficial  Owners  and Management
               and Related Stockholder Matters...........................................42
Item 12.       Certain Relationships and Related Transactions............................42
Item 13.       Exhibits..................................................................43

                                     PART IV


Item 14.       Principal Accountant Fees and Services....................................45

SIGNATURES...............................................................................46

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


In this annual report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its subsidiary.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     eMagin Corporation designs, develops, manufactures, and markets virtual imaging products which utilize OLEDs, or organic light emitting diodes, OLED-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer, or OEM, customers to develop and market improved or new electronic products. We believe that virtual imaging will become an important way for increasingly mobile people to have quick access to high resolution data, work, and experience new more immersive forms of communications and entertainment.

     Our first commercial product, the SVGA+ (Super Video Graphics Array plus 52 added columns of data) OLED microdisplay was initially offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was shipped in early 2002. We have now accepted purchase agreements for larger quantities of our commercial microdisplay products and virtual imaging subsystems which combine displays with lenses. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by OEM customers for military, medical, industrial, and consumer applications. We market our products in North American, Europe, and Asia.

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

     As the first to exploit OLED technology for microdisplays, and with the support of our partners and the development of our intellectual property, we believe that we enjoy a significant advantage in the commercialization of this display technology for virtual imaging. We are the only company to sell full-color active matrix small molecule OLED-on-silicon microdisplays. In January 2005 we announced the world's first personal display system to combine OLED technology with head-tracking and 3D stereovision, the Z800 3D Visor.

     Our sub-system group, which produces our headsets, offers value added services to our customers by providing custom engineering support for virtual imaging subsystem design and prototyping, as well as by creating standardized optical and electronics interfaces for our displays that accelerate the time to market for products offered by our new potential customers.

     eMagin Corporation was created through the merger of Fashion Dynamics Corporation ("FDC"), which was organized on January 23, 1996 under the laws of the State of Nevada and FED Corporation ("FED") a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED. The merged company changed its name to eMagin Corporation. Following the Merger, the business conducted by the Company is the business conducted by FED prior to the Merger.

     Our website is located at www.emagin.com. We make available on our website, free of charge, our annual report on Form 10KSB, our proxy statement, our quarterly reports on Form 10QSB, our current reports on Form 8K, amendments to reports filed under the Securities and Exchange Act, earnings press releases, and other business-related press releases. We also post on our website the charters of our Audit, Compensation, and Governance and Nominating committees, our Codes of Ethics and any amendments of or waiver to those codes of ethics, and other corporate governance materials recommended by the Securities and Exchange Commission and the American Stock Exchange as they occur.

Industry Overview

     The overall flat panel display industry is predicted to grow to approximately $70 billion by 2008, according to market research by DisplaySearch (Q4, 2004 Survey); iSuppli/Stanford Resources is projecting slightly higher sales of $95 billion (Q1 2005 Forecast Update), with OLED sales of $2.25 billion and a compound annual growth rate of 51.5%. Within the flat panel industry there are various sizes and applications of flat panel displays, ranging from wall size signage to calculator and viewfinder displays. Displays are sold as independent products (such as flat TVs) or as components of other systems (such as laptop computers). Our products target one segment of the flat panel industry which is known as near-to-the-eye or near-eye microdisplays because they are viewed through a lens rather than directly, in comparison to desktop computer screens which are know as direct view displays.

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

     The microdisplay market, according to McLaughlin Consulting Group in a report issued in its Microdisplay Forecast Report 2004, is expected to grow from $1.2 billion in 2003 to at least $4 billion in 2008. Insight Media and the McLaughlin Consulting Group predict particularly significant growth in one segment of that market - consumer products. Their joint "Personal Displays:
Opportunity Analysis and Forecast 2004" focuses microdisplay-enabled personal electronics for consumers as well as professionals in vertical markets and projects growth in this segment from $73 million in 2004 to $1 billion market by 2008.

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

     We believe that our OLED-on-silicon microdisplays will initiate a new generation of virtual imaging products that could have a profound impact on many industries. Headsets providing virtual screens surrounding the user in a sphere of data become a practical reality with our displays and a low cost head tracker. Because our microdisplays generate and emit light, they have a wider viewing angle than competing liquid crystal microdisplays, and because they have the same high brightness at all forward viewing angles, our microdisplays permit a large field-of-view and superior optical image.

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

     Our SVGA+ OLED microdisplay stores all the color and luminance value information at each of the more than 1.5 million picture elements, or pixels, between refresh cycles in the display array, eliminating the flicker or color breakup seen by most other high-resolution microdisplay technologies. Even power efficient frame rates as low as 30 Hz can usually be used effectively. Power consumption at the system level is expected to be the lowest of any full-color, full-video SVGA resolution range, large view microdisplay on the market. The OLED's ability to emit light at wide angles allows customers to create large field of view (approx. 40 degrees), wide image capture range images from very compact, low-cost, one-piece optical systems. The display contains the majority of the electronics required for connection to the RGB (red, green, blue signal) port of a portable computer imbedded in its silicon chip backplane, thereby eliminating many other components required by other display technologies such as digital-analog converters, application-specific integrated circuits (ASICs), light sources, multiple optical elements, and other components. We believe that these features will enable our new class of microdisplay to potentially be the most compact, highest image quality, and lowest cost solution for high resolution near-eye applications, once they are in full production.

     We have commercialized two OLED microdisplay products, our SVGA+ resolution microdisplay, which contains 1.53 million picture elements, and our stereovision-capable SVGA-3D microdisplay, which contains 1.44 million picture elements. We sell our OLED-on-silicon microdisplays for use as components by customers who prefer to design and build their own lenses or coupled with our own optics. We also plan to offer OLED processing on our customers' integrated circuits to some OEMs who design their own integrated circuits. We provide PC Interface Kits and Developer Kits, which include a microdisplay and associated electronics to help OEMs evaluate our microdisplay products and to assist their efforts to build and test new products incorporating our microdisplays. We are commencing manufacturing of a personal display system, Z800 3D Visor for PCs, which incorporates eMagin OLED display stereovision with head tracking capability.

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

Our Products

     (1) OLED Microdisplay Products

     We serve as a component manufacturer by supplying our OLED-on-silicon microdisplays for those customers who have their own lenses or integrated circuits. Our first commercial microdisplay products are based on our "SVGA series" OLED microdisplays. We expect to offer our SXGA OLED microdisplay during early 2006. This is a new design effort for a smaller, lower cost, full-color SXGA. We have experienced several short delays in the design phase which is normal, and to be expected in a research and development process. The table below provides a partial listing of the display products, or in the late stages of development.

OLED Microdisplays:

Microdisplay            Description                               Resolution        Color             Size
Product Numbers                                                   (pixels)                            (diagonal)
EMA-100080              SVGA+ OLED microdisplay                   852x3x600         color             0.62 inch
EMA-100100              SVGA+ OLED microdisplay                   852x3x600         white             0.62 inch
EMA-100116              SVGA+ OLED microdisplay                   852x3x600         yellow            0.62 inch
EMA-100110              SVGA+ OLED microdisplay                   852x3x600         green             0.62 inch
EMA-100052              SVGA 3D OLED microdisplay                 800x3x600         color             0.59 inch
TBD                     SVGA 3DS OLED microdisplay                800x3x600         various           0.42 inch
TBD                     SXGA  OLED microdisplay                   1280x3x1024       various           0.62 inch
TBD                     QVGA OLED microdisplay                    320x3x240         various           0.24 inch

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

     Under Development - 0.62-inch Diagonal SXGA (Super eXtended Video Graphics Array) for consumer, industrial, medical and military applications. We are developing a full color SXGA microdisplay product as a personal computer-compatible headset display for a large spectrum of applications. We anticipate that prototypes of this display will become available for sampling in early 2006. This product will have 1280 x1024 triad color pixels and an active diagonal similar to that of the SVGA+ microdisplay. It will include luminance and dimming ranges compatible with the demands of Military applications as well as those of high-end consumer and industrial markets. Even though this SXGA is not expected to be a high volume production item, we anticipate that its performance features combined with a small package will generate a considerable interest and serve as a catalyst for the development of new applications

     Under Development - With our partner Rohm Corporation of Japan we are developing a new QVGA (Quarter Video Graphics Array) viewfinder microdisplay with 320x240 resolution for camcorders, digital cameras, web phones, and low end games.

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

     We intend to sell Microviewer(TM) modules to OEMs for integration with their branded products. Some of our potential customers have stated a preference for Microviewers(TM) over microdisplays since Microviewers(TM) incorporate lenses which save OEMs a step in their manufacturing process and can save them the time required to develop, or integrate a third party high performance lens system. Custom microviewer products incorporated into specially designed modules are currently being sold to OEMs, including Sage Technologies, Night Vision Equipment Corporation, and Total Fire Group.

     Molded plastic prism lenses have been developed under eMagin direction to help our commercial and consumer OEM customers obtain better quality, large area virtual images using our displays at relatively low cost to alternate approaches. First sample lens were shipped to select customers for evaluation in February 2005.

     (3) Head-Wearable and Headset Systems

     Personal Viewer(TM) [IP COUNSEL SHOULD CHECK STATUS OF TRADEMARKS] head-wearable systems, such as our Z800 3D Visor (R) and our prototype eGlass(R) Personal Viewer(TM) give users the ability to work with their hands while simultaneously viewing information or video on the display. Our head-wearable displays enable more versatile portable computing, capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye using a 0.59-inch diagonal microdisplay (SVGA-3D). We believe that Personal Viewer head-wearable displays will fill the increasing demand for instant data accessibility in mobile workplaces. We expect to sell the head-wearable displays primarily to OEM systems and equipment customers through distributors, direct sales and our e-commerce website which is under development.


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

     Our OLED microdisplays were selected for several aircraft and soldier applications, including the US Army Land Warrior 1.0 and 2.0 programs, and Stryker Interoperative, and the US Air Force Joint Strike Fighter and Lil Hal Digital Kneeboard, among others. Land Warrior, a core program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Kaiser Electro-Optics, a Rockwell Collins company and the principal contractor for the US Army's Land Warrior HMD system, and eMagin will apply their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. The US Army expects to initially equip more than 40,000 soldiers with the Land Warrior system. The current overall redesign of the Land Warrior system by General Dynamics and Rockwell Collins has delayed increased volume use of displays beyond small quantities for that program until a future date to be determined. Our display is also used in Kaiser Electro-Optics, Inc.'s commercially available ProView S035 Monocular HMD. Night Vision Equipment Corporation's HelmetIR-50(TM), a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Our displays have been commercialized, or planned to be commercialized, by military systems integrators including Insight Technologies, Elbit, Thales, and Sagem. We cannot assure that the Government will remain on schedule, or be fully implemented. Similar systems are of interest for other military applications as well as for related operations such as fire and rescue.

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

Consumer

          We believe that our head-wearable display products will enhance the following consumer products:

     o Entertainment and gaming video headset systems, which permit individuals to view television, including HDTV, video CDs, DVDs and video games on virtual large screens or stereovision in private without disturbing others. Even though entertainment and gaming headsets represent an emerging product class, we are seeing demand from OEMs. Headset game systems for portable computers with head tracking and/or stereovision appears to be our predominant high quantity near term market opportunity, with several customers indicating an interest in large production quantities of our displays. Our current SVGA-3D display was designed specifically for this market. We believe that these new headset game systems can provide a game or telepresence experience not otherwise practical using conventional direct view display technology. We expect low cost to be important for success in this field, and expect our product cost to decrease in high quantity production. At the 2004 Consumer Electronics Show, Leadtek Research Inc. (Taiwan) announced that it was planning to introduce a consumer HMD using eMagin SVGA-3D displays. The product is currently under development. At the 2005 Consumer Electronics Show, we announced our Z800 3D Visor (R), the world's first personal viewer to combine OLEDs, stereovision, and head tracking.

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

Selected Applications by Market Sector
------------------------------------------- ------------------------------------------------
Sector                                       Representative Applications
------------------------------------------- ------------------------------------------------
Portable Computer Peripheral        |X|      Notebook and SuperSubnotebook computer headsets
                                    |X|      Miniature data viewers
------------------------------------------- ------------------------------------------------
Entertainment                       |X|      Games
                                    |X|      Headset Television/DVDs
------------------------------------------- ------------------------------------------------
Industrial, Medical, &              |X|      Surgery and Dentistry
Administration                      |X|      Industrial Control and Safety
                                    |X|      Emergency Services
                                    |X|      Inventory and Retail
                                    |X|      Institutional Control
                                    |X|      Maintenance (Industry & Consumer)

                                    |X|      Communications
                                    |X|      Finance
                                    |X|      Education and Training
------------------------------------------- ------------------------------------------------
Military                            |X|      Communications
                                    |X|      Targeting and Enhanced Vision
                                    |X|      Night Vision
                                    |X|      Handheld & Headmount Equipment
                                    |X|      Body worn displays
                                    |X|      Avionics (Helmet mount)
                                    |X|      Ground and Water Vehicles
                                    |X|      Maintenance & Training
                                    |X|      Special Applications
------------------------------------------- ------------------------------------------------
Telecommunications, Handheld,       |X|      Cell Phones/Headset phones
and Small Instruments               |X|      Handheld & Portable Internet Viewers
                                    |X|      Smart Appliances & Instruments
------------------------------------------- ------------------------------------------------
Advanced Computer                   |X|      CAD/CAM
Applications                        |X|      Virtual Reality and Simulations
                                    |X|      Ultra-High Resolution
                                    |X|      Telepresence
------------------------------------------- ------------------------------------------------

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

     o Optimize manufacturing efficiencies by outsourcing while protecting proprietary processes. We intend to outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. By performing the processes in-house we can continue to directly make improvements in the processes, which will improve device performance. We also retain the ability to customize certain aspects such as color balance, which is known as chromaticity, as well as specialized boards or interfaces, and to adjust other parameters at the customer's request. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacture and distribution of finished products. We intend to prototype new optical systems, provide customization of optical systems, and manufacture limited volumes at our subsidiary, Virtual

          Vision, but intend to outsource high volume manufacturing operations. There are numerous companies that provide these outsource services.


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

     Eastman Kodak is a technology partner in OLED development, OLED materials, and a potential future customer for both specialty market display systems and consumer market microdisplays. We license Eastman Kodak's OLED and optics technology portfolio. We have a nonexclusive; perpetual, worldwide license to use Eastman Kodak patented OLED technology and associated intellectual property in the development, use, manufacture, import and sale of microdisplays. The license covers emissive active matrix microdisplays with a diagonal size of less than 2 inches for all OLED display technology previously developed by Kodak. An annual minimum royalty is paid at the beginning of each calendar year and is fully creditable against the royalties we are obligated to pay based on net sales throughout the year. Eastman Kodak and eMagin have engaged in numerous discussions regarding potential product applications for eMagin's microdisplays by Eastman Kodak.

     We have an agreement with Rohm Corporation of Japan to develop two new products: an enhanced version of our SVGA-3D microdisplay with new imbedded features for consumer head-mounted displays and high resolution games, and a new QVGA and/or VGA viewfinder microdisplay for camcorder and digital cameras, web phones, and low end games.

     We are working cooperatively with the US Army and with several military system integrators to further characterize operation of our displays in rugged military environments.

     We are a member of the United States Display Consortium, a cooperative agency of display and related technology manufacturers whose charter is to support continued progress of the display industry. We intend to continue to establish additional strategic relationships in the future.

Our Technology Platforms

OLED-on-Silicon Technology

     Scientists working at Eastman Kodak invented OLEDs in the early 1980s. OLEDs are thin films of stable organic materials that emit light of various colors when a voltage is impressed across them. OLEDs are emissive devices, which mean they create their own light, as opposed to liquid crystal displays, which require a separate light source. As a result, OLED devices use less power and can be capable of higher brightness and fuller color than liquid crystal microdisplays. Because the light they emit is Lambertian, which means that it appears equally bright from most forward directions, a moderate movement in the eye does not change the image brightness or color as it does in existing technologies. OLED films may be coated on computer chips, permitting millions of individual low-voltage light sources to be built on silicon integrated circuits to produce single color, white or full-color display arrays. Many computer and video electronic system functions can be built directly into a silicon integrated circuit as part of the OLED display, resulting in an ultra-compact system. We believe these features, together with the well-established silicon integrated circuit fabrication technology of the semiconductor industry, make our OLED-on-silicon microdisplays attractive for numerous applications.

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

     Wide-angle light emission simplifies optics for large apparent screen size. OLEDs emit light at most forward directions from each pixel. This permits the display to be placed close to the lens in compact optical systems. It also provides the added benefit of less angular dependence on the image quality relative to pupil and eye position when showing a large field of view, unlike reflective LCOS microdisplays. This results in less eye fatigue and makes it relatively easy to Low power consumption for improved battery life and longer system life. OLEDs emit light rather than transmitting it, so no power-consuming backlight or front light, as required for liquid crystal displays, is required. OLEDs can be energy efficient because of their high efficiency light generation. Furthermore, OLEDs conserve power by powering only those pixels that are on while liquid crystal on silicon requires light at all pixels all the time. Most optical systems used for our OLEDs are highly efficient, permitting over 80% of the light to reach the eye, whereas reflective technologies such as liquid crystal on silicon require multiple beam splitters to get light to the display, and then into the optical system. This results in typically less than 25% light throughput efficiency in reflective microdisplay systems. Most important, we do not need a power-hungry video frame buffer, as required in liquid crystal frame-sequential color systems. Battery life can therefore be long.

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

     Wide operating temperature range. Our OLEDs offer much less temperature sensitivity at both high and low temperatures than LCDs. LCDs are sluggish or non-operative much below freezing unless heaters are added and lose contrast above 50 degrees Celsius, while our OLEDs turn on instantly and can operate between -55 degrees Celsius and 130 degrees Celsius. We specify a smaller temperature range on most consumer products to accommodate lower cost packaging. This is an important characteristic for many portable products that may be used outdoors in many varying environmental conditions. It is especially important for military customers. Insensitivity to vibration, shock, and pressure are also important environmental control attributes.

Complementary Lens and System Technologies

     We have developed a wide range of technologies which complement our core OLED and lens technologies and which will enhance our competitive position in the microdisplay and head-wearable display markets. These include:

     Lens technology. High quality, large view lenses with a wide range for eye positioning are essential for using our displays in near-eye systems. We have developed advanced lens technology for microdisplays and head-wearable display systems and hold key patents in these areas. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers.

          We believe that the key advantages of our lens technology include:

     o Can be very low cost, with minimal assembly. A one piece, molded plastic optic attached to the microdisplay can serve many consumer-end-product markets. Since our process is plastic molding, our per unit production costs are low;

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

     Head-wearable display technology. We have developed ergonomic technologies that make head-wearable displays easier to use in a wide variety of applications. For example, the use of our patented rotatable Eyeblocker(TM) provides a sharp image without requiring most users to squint. The Eyeblocker can also be moved to create an effective see-through appearance. To our knowledge, we have made the lightest weight, high-resolution head-wearable display with an over 35 degree diagonal field of view ever publicly demonstrated. We also have access to low cost, small size, high speed headtrackers to further enhance game and telepresence applications.

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

     We market our services primarily in North America, Asia, and Europe through direct technical sales from our headquarters. Regular purchase orders are processed by our Customer Service Coordinator and technical questions related to product purchases or product applications are processed by our Technical Support Coordinator. Additional sales are generated through our sales office located in Japan. We are in the process of selecting worldwide distributors.

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

     We are now shipping monochrome and full color versions of our first two commercial microdisplay products. Our SVGA+ resolution OLED microdisplay, which contains 1.53 million picture elements, was specifically designed to meet the needs of several military, industrial, and medical customers based on marketing information obtained prior to the design phase of the display and was first offered for sampling in April 2001. Our stereovision-capable SVGA-3D microdisplay, which contains 1.44 million picture elements, was designed with the input of multiple customers to principally target the mobile personal computer and PC games markets, and was first shipped in February 2002. We expect to ship first quantities of our Z800 3D Visor personal viewer in the second quarter of 2005.

     Near term sales efforts have been focused on our military, industrial, and medical customers. We have received production orders and design wins for both the SVGA+ and SVGA 3D displays. To date, we have shipped products and evaluation kits to more than 100 OEM customers. An OEM design cycle typically requires between 6 and 24 months, depending on the uniqueness of the market and the complexity of the end product. New product development may require several design iterations prior to commercialization. Some of our initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. Several customers have indicated their intent to incorporate potentially high volumes of our microdisplays into consumer products through 2006, pending successful completion of their own product development efforts. We have also received notification that our microdisplays will be used as components in versions 1.0 and 2.0 of the US Army Land Warrior program and in the US Air Force Joint Strike Fighter program, among other programs. (See "Our Market Opportunity: Military; Commercial, Industrial, and Medical; and Consumer")

Customers

     Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2004, 78% of our net revenue were to firms based in the United States and 22% were to international firms, compared to 70% domestic revenue and 30% international revenue during 2003. In 2004, we had two customers that individually accounted for more than 10% of our total net revenue. One customer accounted for 17% of total net revenue and the other accounted for 15%. In 2003, we had one customer that individually accounted for more than 10% of our total net revenue. This customer accounted for 21% of total net revenue.

Backlog

     The majority of our backlog consists of purchase agreements for delivery over the next 24 months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period. Lack of working capital through the early part of 2004 delayed our ability to ship the full quantity of purchase agreements and purchase orders on hand, and has required negotiations with customers for delays in product launch schedules. Deliveries of wafers and other supplies played a negative roll in our 2004 shipments due to capacity and technical issues at our suppliers, such as our wafer supplier in Taiwan. Some customers have experienced delays in their expected product launch schedules due to their own product development delays not directly related to our microdisplays, such as optics. Some new eMagin products such as plastic prism optics, PC interfaces and cables may help customers begin their production more quickly, but there is no guarantee that this will occur.

     As of February 25, 2005 we had a backlog of purchase agreements of approximately $28 million from 3 OEMs for purchases through 2007. We determined that one customer included in the previously reported backlog has incurred financial difficulties which will significantly delay or prevent completion of their HMD program, so we removed $10 million from our backlog amount, some of which was replaced by increases from another customer. Our current backlog is comprised of 3 customers who are all in the process of completing their own design work.


Research and Development

     Near-to-the-eye virtual imaging and OLED technology are relatively new technologies that have considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, field of view, optical range of visibility, headtracking options, wireless control and many other parameters. We also anticipate that achieving reductions in manufacturing costs will require new technology developments. We anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. During 2002 and 2003 we focused primarily on near-term product development projects related to our transition from research to manufacturing. For example we developed a glass cover plate to ruggedize our displays to facilitate easier handling by our OEM customers. We also developed a new high luminance, high efficiency yellow monochrome OLED and adapted to our SVGA+ display for see-through optic applications and began sampling the yellow monochrome product in early 2003. However, in order to improve customer satisfaction and simultaneously maximize our margins, as well as to maintain competitive technology advantages, we believe that it is important to continue to engage in long-term research and development. During the past eight years, we have spent, net of U.S. government funding, approximately $31 million on research and development. In 2004 we spent approximately $0.9 million on research and development. In 2004 we continued to research more efficient materials and processes. We also developed fiber optic bundling technology to provide custom video sizes and resolutions, and created what we believe the world's highest resolution OLED display and the world's highest resolution microdisplay, the tiled UXGA display (1600x3x1200 pixels), and DUXGA (1600x3x2400 pixels).

     External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas (See "Strategic Relationships").

Manufacturing Facilities

     We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. In 2004 we entered into an amended lease agreement which extends the term of this lease to May 31, 2009. We lease approximately 40,000 square feet of space housing our own equipment for OLED microdisplay fabrication and for research and development plus additional space for assembly and administrative offices. We also entered into lease agreement with IBM for a 16,300 square foot class 10 clean room space, along with additional, lower level clean room space.

     Facilities services provided by IBM include our clean room, pure gases, high purity de-ionized water, compressed air, chilled water systems, and waste disposal support. This infrastructure provided by our lease with IBM provides us with many of the resources of a larger corporation without the added overhead costs. It further allows us to focus our resources more efficiently on our product development and manufacturing goals. We believe that our facility is capable of producing over 50,000 SVGA+ or SVGA-3D displays per month once we are manufacturing around the clock on a 24 hours a day, 7 days per week basis, with ample supplies and a fully loaded manufacturing line assuming good equipment up-time.

     We lease additional non-clean room facilities for chemical mixing, cleaning, chemical systems, and glass/silicon cutting. OLED chemicals can be purified in our facility with our own equipment, permitting the company to evaluate new chemicals in pilot production that are not yet available in suitable purity for OLED applications on the market.

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

     We also lease a facility in Redmond, Washington where we operate our system development effort and business development activities. The lease for this facility expires in May of 2005 The facilities are well suited for designing and building limited volume prototypes and small quantity industrial or government products. Cables and electronic interfaces have recently been produced to permit our OEM customers to more rapidly create products and shorten their time-to-market. We plan to outsource medium to high volume subsystem production to low cost plastics, lenses, and assembly manufacturers. We are currently using domestic and international outside manufacturers and we are investigating new outsource opportunities.

     We believe that manufacturing efficiency is an important factor for success in the consumer markets. We believe that high yield and maximum utilization of our equipment set will be key for profitability. We believe that all of the main components for manufacturing success are in place, but we will require additional: (i) staff and training of employees for round the clock operation,
(ii) inventory of integrated circuits and other raw materials, and (iii) maintenance and upgrades to the equipment set from time to time. The equipment required for initial profitable production is in place. Some equipment will be added when our production volume increases or as needed.

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

     o    Field Emission and General Display Technologies;

     o    Lenses and Tracking (Eye and Head);

     o    Ergonomics and Industrial Design; and

     o    Wearable Computer Interface Methodology

     We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, we require all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and non-competition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

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

     To our knowledge, the only other company that has publicly stated plans to develop OLED microdisplays for near-eye applications is MicroEmissive Displays in Britain. We may also compete with potential licensees of Universal Display Corporation and Cambridge Display Corporation, each of which license OLED technology portfolios. Even though we could potentially license technology from these developers, potential competitors could also obtain such licenses and may do so at more favorable royalty rates. However, should they decide to embark on developing microdisplays on silicon, we believe that our progress to date in this area gives us a substantial head start.

     Our microdisplays and head-wearable display systems may face competition on a price and performance basis from major manufacturers such as Sony and Seiko Epson. However, these companies use first generation liquid crystal on polysilicon technology and therefore, we believe that they may incorporate our technology into their products.

Employees

     As of February 25, 2005, we had a total of 72 full time and part time staff. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

     Our lease runs through May 31, 2009. As of December 31, 2004 our monthly rent was $71,729 per month not including utilities. Our rent payments will increase 3% per year thereafter through the term of the lease. The average monthly rent over the 5 years is approximately $74,000.

     Our lenses and system development operation lease approximately 7,000 square feet of space in Redmond, Washington. The lease for this facility runs until May 2005, and we are currently in negotiation to renew the lease. The average monthly rent is $4,000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES .

     Our common stock is traded on the American Stock Exchange under the symbol "EMA".

     As of February 25, 2005, there were 463 holders of record of 81,798,903 shares of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

     We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

     The table below sets forth the high and low closing prices per share of our common stock for each full quarterly period in the last two fiscal years as reported on the American Stock Exchange.

                                                       High           Low
    -------------------------------------------- ----------------- ----------
    2004
    -------------------------------------------- ----------------- ----------
           First Quarter                                3.15           1.40
    -------------------------------------------- ----------------- ----------
           Second Quarter                               3.80           1.57
    -------------------------------------------- ----------------- ----------
           Third Quarter                                1.73           0.75
    -------------------------------------------- ----------------- ----------
           Fourth Quarter                               1.50           0.90
    -------------------------------------------- ----------------- ----------
    2003
    -------------------------------------------- ----------------- ----------
           First Quarter                                1.00           0.33
    -------------------------------------------- ----------------- ----------
           Second Quarter                               0.85           0.50
    -------------------------------------------- ----------------- ----------
           Third Quarter                                1.99           0.51
    -------------------------------------------- ----------------- ----------
           Fourth Quarter                               1.74           1.15
    -------------------------------------------- ----------------- ----------

On March 28, 2005, the last sale price for our Common Stock was $0.94.

Equity Compensation Plan Information

------------------------------------ ------------------------ ---------------------- ------------------------
           Plan category              Number of securities      Weighted average      Number of securities
                                        to be issued upon       exercise price of    remaining available for
                                           exercise of        outstanding options,       future issuance
                                      outstanding options,     warrants and rights
      As of December 31, 2004          warrants and rights
------------------------------------ ------------------------ ---------------------- ------------------------
                                               (a)                     (b)                     (c)
Equity compensation plans approved
by security holders                        10,546,162               $ 1.05                   428,849

Equity compensation plans not
approved by security holders                    -                       -                       -
                                     ------------------------ ---------------------- ------------------------
Total                                      10,546,162               $ 1.05                   428,849
                                     ======================== ====================== ========================

     In addition to the plans listed, eMagin has issued inducement option compensation awards to new employees in accordance with the provisions of
Section 711 of the American Stock Exchange Company Guide. The outstanding out-of-plan options as of December 31, 2004 are to purchase an aggregate total of 3,013,000 shares, vesting over five years at per share prices ranging from $1.01 to $2.77.

     Recent Issuances of Unregistered Securities.

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

     Since our inception in 1996, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. As of December 31, 2004 since our inception, we have recognized an aggregate of approximately $7.8 million from sales of our products, and have a backlog of more than $28 million in products ordered for delivery through 2007. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of prototypes of our eGlass II Head-wearable Display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our operations in Washington state we are also developing head-wearable displays that incorporate our Microviewer.

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

Revenue and Cost Recognition

     Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

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

Use of estimates:

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization and other factors. Consequently, a change in conditions could affect these estimates.



Fair value of financial instruments:

     At December 31, 2004 the Company's cash, cash equivalents, accounts receivable and accounts payable are earned at cost which appropriates fair value due to the short-term nature of these instruments.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues
Revenues increased by $1.0 million to a total of $3.6 million for the year ended December 31, 2004 from $2.6 million for the year ended December 31, 2003, representing an increase of 39%. This increase was due primarily to many of our customers reaching commercial and pre-commercial stages with their systems. Our contract revenue decreased approximately $0.3 million while our product revenue increased approximately $1.3 million. Average unit sales price for displays decreased to $372 in 2004 as compared to $422 in 2003 as we increase our larger order fulfillment. Our current expectation is that revenue will continue to grow in 2005 if we successfully execute our business plan.


Cost of Goods Sold
Cost of goods sold includes direct and indirect costs associated with production and inventory losses. In the year ended December 31, 2004 we recorded approximately $6.0 million in cost of goods sold which resulted in a gross loss of $2.4 million as compared to approximately $5.1 million in costs of goods sold resulting in a gross loss of $2.6 million in the year ended December 31, 2003. Although both revenue and costs of goods sold increased approximately $1.0 million, our gross loss decreased to (66%) in 2004 from (99%) 2003. We currently operate two shifts, but we are currently making modifications to the production line and we are utilizing les than 10% of the line's capacity. Through the production line modifications and an increase in volume we expect to achieve gross margin improvements.


Research and Development Expenses
Gross research and development expenses increased by $0.9 million to a total of $0.9 million for the year ended December 31, 2004 from $19 thousand for the year ended December 31, 2003. The $0.9 million increase in R&D expenses for the year ended December 31, 2004 reflects our renewed ability to invest in product improvement and new product lines. We expect research and development expenses to increase in the coming year as we move forward with the development of two new microdisplays and develop additional versions of our visor.

Non-Cash Stock Based Compensation
Non-cash stock based compensation for the year ended December 31, 2004 decreased $2.1 million to a total of $88 thousand as compared to $2.2 million for the year ended December 31, 2003. The amount of compensation recorded in 2004 was related to the balance of options issued in 2000 and re-priced during the merger. Non-cash stock-based compensation costs are the result of amortization of the intrinsic value ascribed for the issuance of stock options at the time of grant. The amortization was done over the vesting period of such options.


Selling, General and Administrative Expenses
General and administrative expenses increased by $0.8 million to a total of $4.3 million for the year ended December 31, 2004 from $3.5 million for the year ended December 31, 2003. The increase in selling, general and administrative expenses was due primarily to an increase in staff and personnel costs. We expect marketing, general and administrative expense to increase in future periods as we add to our staff, make additional investments in marketing activities and as we comply with the Sarbanes Oxley 404 requirements.

Other Income  (Expense)
Other expenses for 2004 were $5 million for 2004 up from other income of $3.6 million in 2003. The primary causes of the change were other income of $4.6 million in 2003 related to a gain on debt settlement not repeated in 2004 and an increase in interest expense to $5.1 million in 2004 up from $1.3 million in 2003. The increase in interest expense for the nine months ended September 30, 2004 was attributable to three factors; (1) $3.18 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.825 million in Notes to agree to an early conversion of the Notes into common stock,
(2) $1,598,325 in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes, and (3) $74,637 in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.


                      Balance Sheet Data as of December 31,
                                 (In thousands)

      ------------------------------- --------------------- ------------------
                                              2004                2003
      ------------------------------- --------------------- ------------------
      Cash and cash equivalents                   $ 13,457           $  1,054
      ------------------------------- --------------------- ------------------
      Working capital                               14,925                106
      ------------------------------- --------------------- ------------------
      Total assets                                  18,436              3,749
      ------------------------------- --------------------- ------------------
      Total liabilities                              1,989              8,516
      ------------------------------- --------------------- ------------------
      Total stockholders' equity                  $ 16,447           $ (4,767)
      ------------------------------- --------------------- ------------------


Liquidity and Capital Resources

Current Financial Position
We have approximately $28 million of backlog represented by purchase agreements for our microdisplays to be delivered now through 2007. These agreements can be cancelled at any time without penalty. Management believes that the prospects for additional growth of microdisplay revenue remain high and that revenues derived from our new Z800 3D visor, which contain two microdisplays per system, should also contribute to revenue growth. As a result we anticipate that our largest use of cash in 2005 will be the funding of higher accounts receivable and inventory levels.

To support our projected sales for 2005 we have made strategic purchases of raw materials and hired additional production personnel in order to increase our plants realizable production capacity. We anticipate that as product is produced and shipped that expenses related to costs of goods sold will be our largest expense category in the coming year.

We currently anticipate that we will also continue to experience growth in our operating expenses throughout the coming year. In particular, we expect that salaries for employees would be the principle uses of cash followed by outsourced costs related to new microdisplay designs and costs related to professional service such as those required to support certification requirements associated with Sarbanes Oxley section 404.

We also intend to purchase approximately $3 million of capital equipment during 2005 to further increase our production capacity and enable us to be less sensitive to prolonged equipment downtime.

As of April, 13 2005 we have approximately $10.9 million in cash and cash equivalents. Based on our current business plans we expect that this cash on hand will be sufficient to meet our cash requirements over the next 12 months.

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

CONTRACTUAL OBLIGATIONS

The following chart describes the outstanding contractual obligations of the Company as of December 31, 2004:

                                                         Payments due by period
 Contractual Obligations              Total           1 Yr          2-3 Yrs         4-5 Yrs        6-9 Yrs
---------------------------------- --------------- ------------- --------------- -------------- ------------
Long-term debt                     $         -     $         -   $         -     $         -    $       -
Capital lease obligations (a)      $    42,868     $    18,372   $    24,496     $         -    $       -
Operating lease obligations        $ 3,995,350     $   953,436   $ 1,831,233     $ 1,210,681    $       -
Purchase obligations     (b)       $ 2,613,073     $ 2,613,073   $         -     $         -    $       -
Other long-term liabilities (c)    $   875,000     $   125,000   $   125,000     $   125,000    $ 500,000
                                   --------------- ------------- --------------- -------------- ------------
Total                              $ 7,526,291     $ 3,709,881   $ 1,980,729     $ 1,335,681    $ 500,000
                                   =============== ============= =============== ============== ============

     (a) Capital lease obligation includes interest not shown on the balance sheet.
     (b) The majority of purchase orders outstanding contain no cancellation fee except for minor re-stocking fees. The purchase obligations listed include $740,000 in 2005 purchase orders for secured purchase obligations that carry the obligation to pay either in part or in full.
     (c)  This amount represents the obligation for royalty payments.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued FAS No. 151, "An amendment of ARB No. 43, Chapter 4" This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. eMagin is currently evaluating the requirements and impact of FAS No. 151, but at this point does not believe the adoption will have a material impact on its financial position, cash flows or results of operations.

     FASB Statement 123R (Revision 2004), "Share-Based Payment", was issued in December 2004 and is effective for reporting periods beginning after December 31, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees". Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Company will adopt the new statement in its financial statements for the quarter ending March 31, 2006.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE.

     Accumulated losses excluding non-cash transactions as of December 31, 2004, were $47 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $149 million, the majority of which was related to the March 2000 merger and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT GENERATE CASH FROM OPERATIONS

     In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. To the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we were not able to generate sufficient capital, either from operations or through additional debt or equity financing, to fund our current operations, we would be forced to significantly reduce or delay our plans for continued research and development and expansion. This could significantly reduce the value of our securities.

RISKS RELATED TO MANUFACTURING

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

     Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of February 20, 2005, we have outstanding (i) options to purchase 14,262,162 shares; and (ii) warrants to purchase 19,119,289 shares of common stock; and (iii) 0 shares of common stock underlying convertible securities.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                                                                                                      Page
Report of Independent Registered Public Accounting Firm................................................F-2

Consolidated Balance Sheet as of December 31, 2004 ....................................................F-3

Consolidated Statement of Operations for the years ended December 31, 2004 and 2003 ...................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,

      2004 and 2003 ...................................................................................F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 ...................F-6

Notes to the Consolidated Financial Statements ........................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
eMagin Corporation



We have audited the accompanying consolidated balance sheet of eMagin Corporation and subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of eMagin Corporation and subsidiary as of December 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




/s/
Eisner LLP
New York, New York
February 11, 2005
                        eMagin Corporation and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2004

ASSETS
Current assets:

   Cash and cash equivalents                                                          $  13,457,465
   Accounts receivable, net                                                                 535,748
   Prepaid expenses and other current assets                                                879,853
   Inventory                                                                              2,017,886
                                                                                      -------------
      Total current assets                                                               16,890,952

Equipment and leasehold improvements, net                                                 1,304,465
Intangible assets, net                                                                       54,123
Other long-term assets                                                                      186,258
                                                                                      -------------

      Total assets                                                                    $  18,435,798
                                                                                      =============
LIABILITIES
Current liabilities:

   Accounts payable                                                                   $     822,328
   Accrued payroll and benefits                                                             674,212
   Other accrued expenses, net                                                              356,784
   Advanced payments                                                                         64,196
   Current portion of capitalized lease obligations                                          14,080
   Other current liabilities                                                                 34,762
                                                                                      -------------
      Total current liabilities                                                           1,966,362

   Capitalized lease obligations                                                             22,177
                                                                                      -------------

      Total liabilities                                                                   1,988,539
                                                                                      -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock - authorized 10,000,000 shares, none issued
   Common Stock - $.001 par value, authorized 200,000,000 shares,
    issued and outstanding 79,638,817 shares                                                 79,639
   Paid-in surplus                                                                      165,398,936
   Accumulated deficit                                                                 (149,031,316)
                                                                                      -------------
      Total stockholders' equity                                                         16,447,259
                                                                                      -------------
      Total liabilities and stockholders' equity                                      $  18,435,798
                                                                                      =============

         See notes to consolidated financial statements

                        eMagin Corporation and Subsidiary
                      Consolidated Statements of Operations

                                                                        Year Ended December 31,
                                                                         2004              2003
                                                                   ------------       ------------
Revenue:
   Product revenue                                                 $  3,501,621       $  2,213,290
   Contract revenue                                                     108,000            364,809
   Sales returns and allowances                                         (16,754)                 -
                                                                   ------------       ------------
    Total revenue, net                                                3,592,867          2,578,099

 Cost of goods sold                                                   5,966,181          5,141,448
                                                                   ------------       ------------

Gross loss                                                           (2,373,314)        (2,563,349)
                                                                   ------------       ------------

Costs and expenses:
  Research and development                                              897,969             18,810
  Stock based compensation                                               87,565          2,183,418
  Selling, general and administrative                                 4,340,129          3,529,047
                                                                   ------------       ------------
    Total costs and expenses, net                                     5,325,663          5,731,275
                                                                   ------------       ------------

Other income (expense):
  Gain on debt settlement                                                     -          4,637,993
  Interest expense                                                   (5,087,057)        (1,283,254)
  Other income, net                                                      75,296            216,570
                                                                   ------------       ------------
    Total other (expense) income                                     (5,011,761)         3,571,309
                                                                   ------------       ------------
    Net loss                                                       $(12,710,738)      $ (4,723,315)
                                                                   ============       ============

Basic and diluted net loss per common share                        $      (0.20)      $      (0.13)
                                                                   ============       ============
Weighted average outstanding common stock                            64,278,144         35,998,435
                                                                   ============       ============

                 See notes to consolidated financial statements
                        eMagin Corporation and Subsidiary
                 Consolidated Statements of Stockholders' Equity

------------------------------------------------------------------------------------------------------------------
                                   Common       Common     Deferred       Paid-in     Accumulated       Total
                                   Shares        Stock   Compensation     Surplus       Deficit
                               -----------------------------------------------------------------------------------
Balance - December 31, 2002         30,854,980  $ 30,854    $ (462,983) $119,221,276  $(131,597,263) $(12,808,115)
Conversion of debt to equity         6,101,972     6,102             -     4,447,996              -     4,454,098
Debt settlement                      1,997,840     1,998             -     1,409,971              -     1,411,969
Exercise of warrants                 1,479,900     1,480             -     1,136,595              -     1,138,075
Cashless exercise of warrants          270,910       271             -         (271)              -             -
Original issue discount on
 financing                                   -         -             -     1,383,203              -     1,383,203
Beneficial conversion on
 financing                                   -         -             -       616,797              -       616,797
Stock issued for services              656,435       656             -       561,302              -       561,958
Options exercised                      846,793       847             -       279,199              -       280,046
Issuance of equity for
 interest and penalties                486,582       486             -       734,841              -       735,327
Amortization of deferred
 compensation                                -         -       375,418             -              -       375,418
Stock option compensation                    -         -             -     1,808,000              -     1,808,000
Net loss for period                          -         -             -             -     (4,723,315)   (4,723,315)
                               -----------------------------------------------------------------------------------

Balance - December 31, 2003         42,695,412    42,694       (87,565)  131,598,910   (136,320,578)   (4,766,539)
Sale of equity                      16,408,364    16,409             -    16,368,162              -    16,384,571
Conversion of debt to equity        11,394,621    11,395             -     8,556,029              -     8,567,424
Issuance of warrants for
 early conversion of debt to
 equity                                      -        -              -     3,180,000                    3,180,000
Exercise of warrants                 3,533,348     3,534             -     3,785,927                    3,789,461
Options exercised                    5,221,052     5,221             -     1,379,263              -     1,384,484
Stock issued for services              386,020       386                     530,645                      531,031
Amortization of deferred
 compensation                                -         -        87,565             -              -        87,565
Net loss for period                          -         -             -             -    (12,710,738)  (12,710,738)
                               -----------------------------------------------------------------------------------

Balance - December 31, 2004         79,638,817   $79,639    $        -  $165,398,936  $(149,031,316) $ 16,447,259
                               ===================================================================================

               See notes to consolidated financial statements
                        eMagin Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                         Year Ended December 31,
                                                                          2004              2003
                                                                       ------------    ------------
Cash flows from operating activities:
Net loss                                                               $(12,710,738)   $ (4,723,315)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            619,582         884,291
   Amortization of financing fees                                             7,863          37,244
   Bad debt expense                                                         466,923               -
   Non-cash stock based compensation                                         87,565       2,183,418
   Non-cash interest related charges                                      5,094,005       1,255,791
   Gain on debt settlement                                                        -      (4,637,993)
   Stock issued for services                                                531,031         531,031
  Changes in:
       Trade receivables                                                   (234,133)       (528,401)
       Unbilled costs and estimated profits on contracts in progress         75,359          50,000
       Inventory                                                         (1,742,469)        (24,419)
       Prepaid expenses and other current assets                           (400,393)       (276,109)
       Other long-term assets                                               (99,351)        112,500
       Advanced payments                                                    (58,166)        122,362
       Deferred revenue                                                           -         (30,400)
       Accounts payable, accrued expenses and accrued payroll               (49,789)       (185,776)
       Other current liabilities                                             16,754          (5,497)
                                                                       ------------    ------------
             Net cash used in operating activities                       (8,395,957)     (5,204,146)
                                                                       ------------    ------------

Cash flows used in investing activities:
   Purchase of equipment                                                   (720,805)     (1,120,256)
                                                                       ------------    ------------
Cash flows from financing activities:
   Proceeds from sales of common stock, net of issuance costs            16,384,571               -
   Proceeds from exercise of stock options and warrants                   5,173,945       1,418,121
   Proceeds from long- and short-term debt                                        -       6,000,000
   Payments of long- and short-term debt                                    (38,184)       (122,775)
                                                                       ------------    ------------
             Net cash provided by financing activities                   21,520,332       7,295,346
                                                                       ------------    ------------

Net increase in cash and cash equivalents                                12,403,570         970,944
Cash and cash equivalents - beginning of year                             1,053,895          82,951
                                                                       ------------    ------------
Cash and cash equivalents - end of year                                $ 13,457,465    $  1,053,895
                                                                       ============    ============

Cash paid for interest                                                 $      7,927    $     15,649
                                                                       ============    ============
Non-cash transactions:
Conversion of debt to equity                                           $  8,567,424    $  4,454,098
Issuance of equity for penalties on interest                           $          -    $    735,327
Issuance of equity for settlement of accounts payable                  $          -    $  1,411,969

                 See notes to consolidated financial statements
                        eMAGIN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Note A - NATURE OF BUSINESS

eMagin Corporation is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. eMagin's wholly-owned subsidiary, Virtual Vision Inc., develops and markets microdisplay systems and optics technology for commercial, industrial and military applications.

Note B - SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The accompanying consolidated financial statements include the accounts of eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc. (collectively the "Company"). Inter-company transactions and balances are eliminated in consolidation.


[2] Revenue and cost recognition:

Revenue is recognized when products are shipped and risk of loss is transferred to customers, net of allowances for anticipated returns. The Company's revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured.

The Company also earns revenues from certain R&D activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts. Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis.

[3] Research and development expenses:

Research and development  costs are expensed as incurred.

[4] Cash and cash equivalents:

All highly liquid instruments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

[5] Accounts receivable:

The majority of commercial accounts receivable are due from Original Equipment Manufacturers ("OEM"s). Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, eMagin's previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectable, and if any payments are subsequently received on such receivables, are reported as a reduction of bad debt expense in the year the payment is received.

[6] Allowance for doubtful accounts:

The allowance for doubtful accounts reflects an estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence.

[7] Inventory:

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of the inventory. If our review indicates a reduction in utility below carrying value, we reduce the inventory to a new cost basis.

[8] Equipment and leasehold improvements:

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", eMagin performs impairment tests on its long-lived assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. Impairment losses, if any, are recognized based on the excess of the assets' carrying amounts over their estimated fair values.

[9] Income taxes:

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets expected to apply to taxable income in the years that the asset is to be recovered, and liabilities. At December 31, 2004 and 2003,, the Company has net deferred tax assets of approximately $59 million,and $57 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards discussed below and temporary differences relating to amortization of intangible assets. Such net deferred tax assets are fully offset by a valuation allowance due to the uncertainty as to their realizability.

[10] Loss per common share:

In accordance with SFAS No. 128, "Basic Earnings Per Share", net loss per common share amounts ("basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") is computed by reflecting the potential dilution from the exercise of stock options and warrants. Common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive. The years ended December 31, 2004 and 2003 do not include options and warrants to purchase 14,464,123 and 21,725,607, respectively, of common equivalent shares, as their effect would be antidilutive.

[11] Comprehensive income (loss):

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net loss for the years ended December 31, 2004 and 2003. Accordingly, the Company's comprehensive loss is the same as its net income (loss) for the periods presented.

[12] Stock-based compensation:

The Company has elected to apply Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying the Company shares at the date of grant over the exercise price.

As of December 31, 2004, the Company has outstanding options to purchase 13,559,162 shares. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003, respectively: (1) average expected volatility of 95% and 100%, (2) average risk-free interest rates of 3.94% and 3.52%, and (3) expected lives of 5-7 years and 7-10 years and
(4) dividends of 0% and 0%.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair values of awards that were earned during the years ended December 31, 2004 and 2003. The weighted average fair value per option was $1.57 and $0.76 for options granted in 2004 and 2003, respectively.

                                                                                           2004          2003
                                                                                        -----------    ----------
                                                                                              (in thousands)

Net loss                                                                                $ (12,711)     $  (4,723)
Stock-based employee compensation expense included in reported net loss                        88          2,183
Stock-based employee compensation expense determined under fair value method               (6,777)        (3,748)

                                                                                        -----------    ----------
      Pro forma net loss                                                                $  (19,400)    $  (6,288)
                                                                                        ===========    ==========
Net loss per share:
     Basic and diluted, as reported                                                     $    (0.20)    $   (0.13)
     Basic and diluted, pro forma                                                       $    (0.30)    $   (0.17)

[13] Fair value of financial instruments:

At December 31, 2004 the Company's cash, cash equivalents, accounts receivable and accounts payable are earned at cost which appropriates fair value due to the short-term nature of these instruments.

[14] Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization and other factors. Consequently, a change in conditions could affect these estimates.

[15] Reclassifications:

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Note C - RECEIVABLES

Receivables at December 31, 2004 consist of the following:

         Trade receivables                         $ 1,282,117
         Contract receivables                           25,000
                                                   ------------
              Total                                  1,307,117
          Less allowance for doubtful accounts        (771,369)
                                                   ------------
              Net receivables                      $   535,748
                                                   ============
Note D - INVENTORY

The components of inventories as of December 31, 2004 are as follows:

         Raw materials                             $ 1,420,612
         Work in process                               168,645
         Finished goods                                428,629
                                                   ------------
             Total Inventory                       $ 2,017,886
                                                   ============

Note E - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and their estimated lives are as follows at December 31, 2004:

                                                       Useful
                                                       Lives

          Computer hardware and software                 3        $    582,389
          Lab and factory equipment                      3           2,730,497
          Furniture, fixtures and office equipment      10             145,812
          Capital leases                                 3              66,075
          Leasehold improvements                        (a)            472,512
          Construction In Progress                       0              74,450
                                                                  -------------
               Total Fixed Assets                                    4,071,735
           Less accumulated depreciation                            (2,767,270)
                                                                  -------------
               Equipment and leasehold improvements               $  1,304,465
                                                                  =============

(a) The shorter of either the life of the lease, or the useful life of the asset.

Note F - DEBT

Debt consisted of a capitalized leased obligation as of December 31, 2004:

         a     Current portion                     $    14,080
         b     Long-term portion                        22,177
                                            -------------------
               Total                               $    36,257
                                            ===================

Note G - DEBT SETTLEMENT AND DEBT CONVERSION

In 2003, the Company entered into settlements and restructuring agreements with certain of eMagin's creditors, pursuant to which the creditors agreed to accept shares of eMagin's common stock in full or partial satisfaction of the amount owed to them, or which allowed us to either make discounted payments to them or to make payments under more favorable payment terms than previously were in place. As a result of the above transactions, the Company recorded $4,637,993 as a gain on settlement of debt for the year ended December 31, 2003. No such settlements were made in the year ended December 31, 2004.

In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which were due in November 2005, agreed to an early conversion of all of the $7.825 million principal amount of the Notes, together with the $742,424 of accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin. On the date of the conversion the Company recorded, $1,598,335 in interest expense related to the unamortized debt discount and beneficial conversion feature and $74,637 in interest expense related to the write-off of deferred financing costs.

In consideration of the Note holders agreeing to the early conversion of the Notes, eMagin issued the Note holders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants, "D warrants", are exercisable until December 31, 2005. The remaining 1.0 million of the Warrants, "E warrants", are exercisable until June 10, 2008. Using the Black Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record an estimated value for these warrants. The fair value of the warrants was estimated at $2.30 using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) dividends of 0%, and (4) Average Term (in days) of 670 for the D warrants and 1,460 for the E warrants.


Note H - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                   2004          2003
                                                                ------------  ------------
     U.S. Federal income tax provision (benefit)
        at federal statutory rate                                  (35)%         (35)%
     Change in valuation allowance                                  35 %          35 %
                                                                ------------  ------------
                                                                     0 %           0 %
                                                                ============  ============


Significant components of eMagin's deferred tax assets as of December 31, 2004 are as follows (numbers are in thousands):

                         Net operating losses                  $  39,262
                         Goodwill and other intangibles           19,894
                         Allowance for doubtful accounts             274
                         Deferred payroll                             25
                         Accrued vacation pay                         81
                                                               -----------
                              Total                               59,536
                         Less valuation allowance                (59,536)
                                                               -----------
                              Net Deferred Tax Asset           $       0
                                                               ===========

As of December 31, 2004, eMagin has federal and state net operating loss carryforwards of approximately $98 million that will be available to offset future taxable income, if any, through December 2019. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future. The valuation allowance increased approximately $2,869,000 and $27,169,000 for the years ended December 31, 2004 and 2003, respectively.

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

Pursuant to Section 108 of the Internal Revenue Code, the excluded income reduces the Company's tax attributes as of January 1, 2005. Such reduction is first applied to reduce net operating loss carryforwards.

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

The Company's April 25, 2003 Registration Rights Agreement, which was entered into in connection with the Company's April 2003 financing, required the Company to file a registration statement with the Securities and Exchange Commission no later than 30 calendar days after the closing of the April 2003 financing. The Company was not able to file the registration statement within the required period and caused a default under the egistration Rights Agreement. As a result of this default, the Company was required to issue an additional 486,582 common shares for penalties and interest pursuant to the Registration Rights Agreement. For the year ended December 31, 2003, the Company recorded a charge to earnings of $735,324 for the penalties and interest. The Company filed its registration statement in July of 2003.

In connection with the April 2003 financing, eMagin issued 387,496 warrants for expenses related to the offering. These warrants were issued to Larkspur Capital Corporation, a company in which one of the Company's directors is the managing director.

On January 9, 2004, we entered into a Securities Purchase Agreement with several accredited institutional and private investors whereby such investors purchased an aggregate of 3,333,363 shares of common stock and 4,312,212 warrant shares for an aggregate purchase price of $4,200,039.

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

In connection with the Securities Purchase Agreement, eMagin also issued additional warrants to the investors to acquire an aggregate of 2,312,193 shares of common stock. 1,206,914 of such warrants are exercisable, within 6 months from the effective date of the registration statement covering these securities, at a price of $1.74 per share (a 10% premium to the average closing price of the stock for the pricing period), and 1,105,279 of such warrants are exercisable within 12 months from the effective date of the registration statement covering these securities, at a price of $1.90 per share (a 20% premium to the average closing price of the stock for the pricing period).

The Company also entered into a registration rights agreement with the aforementioned investors with respect to the common stock issued and common stock issuable upon the exercise of the warrants. The Company filed a registration statement for the sale of the shares sold and the shares underlying the warrants which went effective February 12, 2004.

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes aggregating $7.825 million, together with all of the accrued interest of approximately $742,000 on the Notes, into 11,394,621 shares of the Company's common stock. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "warrants"), which warrants are exercisable at a price of $2.76 per share. 1.5 million of the warrants (series D warrants) are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or (ii) December 31, 2005. The remaining 1.0 million of the warrants (series E warrants) are exercisable until four (4) years from the date upon which the registration statement covering such shares is declared effective by the Securities and Exchange Commission. Using the Black Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense during 2004 to record an estimated fair value of these warrants. The fair value of the warrants, $3.18 million, was estimated at $2.30 using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) dividends of 0%, and (4) Average Term (in days) of 670 for the series D warrants and 1,460 for the series E warrants.

In connection with the above conversion, eMagin also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants.

In August 2004, the Company and certain of the holders of its outstanding Class A, B and C common stock purchase warrants entered into an agreement pursuant to which the Company and the holders of the warrants agreed to the $0.90 re-pricing and exercise of Class A, B and C common stock purchase warrants. As a condition to the transaction, the holders of the warrants agreed to limit the right of participation that they were granted in January 9, 2004. As a result of the transaction, the holders agreed to re-price and exercise approximately, 2,099,894 Class A, B and/or C common stock purchase warrants for an aggregate of $1,889,900.

On October 21, 2004, the Company entered into a Securities Purchase Agreement, pursuant to which we sold and issued 10,334,525 shares of common stock, and series F common stock warrants to purchase 5,129,762 our common stock for an aggregate purchase price of $10,772,500. The Common Shares were priced at $1.05. The Common Shares and the shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by the Company on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $9.75 million.

The Series F Warrants are exercisable from April 25, 2005 until April 25, 2010 at an exercise price of $1.21 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. In addition, the Series F Warrants contain provisions protecting against dilution resulting from the sale of additional shares of our common stock for less than the exercise price of the Series F Warrants, or the market price of the common stock, on the date of such issuance or sale.

On October 28, 2004, we entered into a Securities Purchase Agreement, pursuant to which we sold and issued 2,740,476 shares of common stock, and series F common stock purchase warrants to purchase our common stock to purchasers for an aggregate purchase price of $2,877,500. The common stock shares were priced at $1.05. The common shares and the shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by us on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $2.65 million.

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

As a result of the above transaction, 1,213,352 warrants, the outstanding Series A Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated January 9, 2004 were re-priced from $1.74 to $1.05.

The Company paid a Placement Agent $814,000, a fee equal to 6% of the gross proceeds of these offerings.

In addition, the Company engaged Larkspur Capital Corporation, a Related Party, to act as an adviser in connection with the sale of these securities. For such services, the Company paid Larkspur Capital Corporation a fee of $136,500, an amount equal to 1% of the gross proceeds of these offerings and 93,255 warrants.

In 2004, the Company received $5,173,945 for the exercise of 5,221,052 options and 3,533,348 warrants.

The Company also issued 386,020 shares of common stock for the payment of $531,031 for services rendered and to be rendered in the future. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2004.

Note J - STOCK COMPENSATION

[1] Stock option plans:

In 1994, the Company established the 1994 Stock Plan (the "1994 Plan"), which has been assumed by eMagin. The plan provided for the granting of options to purchase an aggregate of 1,286,000 shares of the common stock to employees and consultants of FED. This Plan expired in 2004.

In 2000, the Company established the 2000 Stock Option Plan (the "2000 Plan"). The Plan permits the granting of options and stock purchase rights to employees and consultants of the Company. The 2000 Plan allows for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or non-qualified stock options which are not intended to meet such requirements.

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

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2004 and 2003 are summarized as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                          Shares       Price
                                                        ------------ -----------
       Outstanding at December 31, 2002                   5,893,085     $  0.75
             2003 Options granted                         7,528,676        0.42
             2003 Options exercised                        (846,793)       0.33
             2003 Options canceled                         (413,198)       2.14
                                                        ------------ -----------
       Outstanding at December 31, 2003                  12,161,770     $  0.53
             2004 Options granted                         6,779,900        1.60
             2004 Options exercised                      (5,221,052)       0.27
             2004 Options forfeited                        (161,456)       2.27
                                                        ------------ -----------
       Outstanding at December 31, 2004                  13,559,162     $  1.14
                                                        ============ ===========

At December 31, 2004, there were 428,849 shares available for grant under the 2003 Plan and the 2000 Plan.


The following table summarizes information about stock options outstanding at December 31, 2004:

                                            Options Outstanding                          Options Exercisable
                             --------------------------------------------------- -----------------------------------
                                                Weighted
                                                 Average
                                                Remaining          Weighted                           Weighted
                                               Contractual         Average                             Average
                                Number             Life            Exercise           Number         Exercisable
Range of Exercise Prices     Outstanding        (In Years)          Price           Exercisable         Price
------------------------     -----------     ---------------   ----------------- ----------------- -----------------
   $ 0.18 - $ 1.02            5,993,909            4.72            $ 0.53          5,270,401            $ 0.48
   $ 1.21 - $ 1.96            6,594,753            5.58              1.62          1,206,270              1.56
   $ 2.10 - $ 6.30              970,500            5.96              2.33             88,417              2.52
                             -----------                       ----------------- ----------------- -----------------
                             13,559,162                            $ 1.14          6,565,087            $ 0.71
                             ===========                       ================= ================= =================

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

[3] Warrants:

At December 31, 2004, 21,618,229 warrants to purchase shares of common stock are outstanding and exercisable at exercise prices ranging from $0.43 to $2.76 and expiration dates ranging from January 14, 2005 to February 27, 2012.

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares        Price
                                                   ---------     ---------
Outstanding at December 31, 2002                   6,894,153     $    0.93
      2003 Warrants granted                        8,137,417          0.82
      2003 Warrants exercised                     (2,059,229)         0.78
      2003 Warrants expired                         (636,052)         2.75
                                                  ----------     ---------
Outstanding at December 31, 2003                  12,336,289     $    0.80
      2004 Warrants granted                       13,355,866          1.69
      2004 Warrants exercised                     (3,533,348)         1.52
      2004 Warrants expired                         (540,578)         1.12
                                                  ----------     ---------
Outstanding at December 31, 2004                  21,618,229     $    1.14
                                                  ==========     =========


Note K - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued FAS No. 151, "An amendment of ARB No. 43, Chapter 4" This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. eMagin is currently evaluating the requirements and impact of FAS No. 151, but at this point does not believe the adoption will have a material impact on its financial position, cash flows or results of operations.

FASB Statement 123R (Revision 2004), "Share-Based Payment", was issued in December 2004 and is effective for public entities that file as small business issuers as of the first interim or annual reporting period that begins after December 31, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees". Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Company plans to adopt the new statement in its financial statements for the quarter ending March 31 2006. Although the impact cannot be ascertained at this time, the Company believes this will have a material impact on its financial statements and result of operations.

Note L - COMMITMENTS AND CONTINGENCIES

[1] Royalties:

The Company, in accordance with a royalty agreement, is obligated to make minimum annual royalty payments to a corporation commencing January 1, 2001. The minimum annual royalty, of $31,500 per year, due under this agreement commences in the first year of the agreement, and increases to minimum royalty payments of $125,000 in 2006. Under this agreement, the Company must pay a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

For the years ended December 31, 2004 and 2003, royalty expense of approximately $193,775 and $115,000 respectively, is included in cost of goods sold.

[2] Operating leases:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2009. Certain leases provide for payments of monthly operating expenses. The future minimum lease payments through 2009 are as follows:

                    Year ending December 31,

               2005                $      953,436
               2006                       902,085
               2007                       929,148
               2008                       957,022
               2009                       253,658
                                        ---------
                    Total          $    3,995,350
                                        =========

Rent expense for the years ended December 31, 2004 and 2003 was approximately $769,766 and $839,738, respectively. eMagin's lease with IBM expires in March 2009. eMagin's lease with Redson Building Partners was paid in common stock valued at $48,000 for the 2004 rent and expires May 31, 2005.

[3] Employee benefit plans:

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2004 and 2003.

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

A family member of an outside director of eMagin participated in the Securities Purchase Agreement in January 2004's private placement in the amount of $90,000.

eMagin is party to a financial advisory and investment banking agreement with Larkspur Capital Corporation "Larkspur". Paul Cronson, an outside director of eMagin, is a founder and shareholder of Larkspur. Larkspur received as compensation for financial advisory and investment banking services in connection with the January 2004 private placement a cash fee of 6 3/4% of the funds raised and warrants to purchase eMagin shares of common stock equal to 2.5% of the cash netted to eMagin. $283,503 and 43,651 common stock purchase warrants exercisable at $2.41 per share which expire in January 2009, were paid under the terms of the agreement.

Stillwater LLC, a limited liability company and a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock, held an aggregate of $4 million of the notes converted in February 2004. Ginola Limited, a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock, held an aggregate of $1.3 million of the notes which were converted.

An outside director of eMagin, held $250,000 of the notes converted.

A family member of an outside director of eMagin participated in the re-pricing of the Securities Purchase Agreement in August. 2,099,894 warrants were re-priced and exercised. The family member re-priced and exercised 25,862 B warrants and 23,684 C warrants.

Paul Cronson, an outside director of eMagin, is a founder and shareholder of Larkspur was engaged as advisor in connection with the sale of the securities sold in October 2004 and received a fee of $136,500.

Note - N Concentrations

In 2004, we had two customers that individually accounted for more than 10% of our total sales. One customer accounted for 17% of net revenues and the other accounted for 15%. For the year ended December 31, 2003, one company represented approximately 21% of net revenues.

For the year ended December 31, 2004, approximately 78% of the Company's net revenues were made to customers in the United States and approximately 22% of the Company's net revenues were made to international customers. For the year ended December 31, 2003, approximately 70% of the Company's net revenues were made to customers in the United States and approximately 30% of the Company's net revenues were made to international customers.

At December 31, 2004, there were 3 customers which comprised 50% of the outstanding accounts receivable.

The Company purchases principally all of its silicon wafers from Taiwan Semiconductor Manufacturing Company Ltd.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION


None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their ages and positions are:

Name                                                   Age      Position
Gary W. Jones                                          49       Chairman, Chief Executive Officer, President
John Atherly                                           46       Chief Financial Officer
Dr. K. C. Park                                         67       Executive Vice President, International Operations
Susan K. Jones                                         53       Chief Marketing and Strategy Officer, Secretary
Claude Charles (1)                                     67       Director
Paul Cronson (1)                                       47       Director
Jacob (Jack) Goldman (2*) (3)                          82       Director
Rear Admiral Thomas Paulsen, USN (Ret.) (2)            68       Director
Jack Rivkin (1*) (3*)                                  64       Director
Dr. Jill Wittels (2)                                   55       Director

(1) Audit Committee
(2) Governance and Nominating Committee
(3) Compensation Committee
(*) Committee chairman

     Gary W. Jones has served as Chairman, Chief Executive Officer, and President of eMagin since 1992, and as Acting Chief Financial Officer from August 2002 to June 2004. Mr. Jones has over 20 years of experience in both public and private companies in the areas of business development, high volume manufacturing, product development, research, and marketing. Prior to founding FED Corporation/eMagin Corporation, Mr. Jones served as Director of the Device Development and Processing division at MCNC Center for Microelectronics in North Carolina from 1985 to 1992. From 1977 to 1985 Mr. Jones managed both semiconductor manufacturing and research and development programs at Texas Instruments. Mr. Jones received a B.S. in electrical engineering and physics from Purdue University. Mr. Jones has served as a member of the Executive Committee of the Board of the United States Display Consortium.

     John Atherly has served as Chief Financial Officer since June of 2004. Before joining eMagin Corporation, Mr. Atherly worked for Click2learn, Inc., a NASDAQ listed enterprise Software Company from 1990 - 2004. He held the positions of Vice President of Finance and CFO for approximately 8 years and prior to that held the positions of Director of Finance and Controller. During his 14 years with Click2learn Mr. Atherly managed the firm's finance and administration, human resources, IT and manufacturing organizations. From 1987 to 1990, Mr. Atherly was a Finance and Operations Manager at MicroDisk Services, a manufacturing firm serving the software industry. Mr. Atherly holds a BA in Business Administration from the University of Washington.

     Dr. K.C. Park was re-named Executive Vice President of International Operations in 2004. Previously he held the position of President of our wholly owned subsidiary, Virtual Vision, Inc., from 2002 to 2004 after serving as our Executive Vice President of International Operations from 1998 to 2002. During his twenty-seven year tenure with IBM he managed flat panel display and semiconductor programs at the IBM Watson Research Center, directed the corporate display programs at the IBM Corporate Headquarters, and established Technical Operations in IBM Korea and served as Senior Managing Director. Dr. Park joined LG Electronics in 1993 as Executive Vice President and initiated and led corporate-wide efforts to shift the major emphasis of the corporation into multimedia. Dr. Park holds a B.S. from the University of Minnesota, an M.S. from MIT, and a Ph.D. in Solid State Chemistry from the University of Minnesota and an MBA from New York University.

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

     Additional information required by this item will be contained under the captions "Election of Class C Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Compensation" in eMagin's definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), and is hereby incorporated by reference.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary compensation table for named executive officers
The following table provides information about the total compensation for services in all capacities to the Company or its subsidiary for the last three fiscal years of those persons who at December 31, 2004, were (i) the Chief Executive Officer of the Company and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers").

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                                                       Awards
                                                                                   Other Annual      (Securities
                                                                                                     Underlying
             Name and Positions                  Year      Salary    Bonus         Compensation       Options)
============================================== ========= ========== ======== ===== ============== ==================
Gary W. Jones      President, Chief              2004      305,090     -     (1)      46,636              1,200,000
                   Executive Officer             2003      305,090     -                 -                  516,260
                   Chairman, Director            2002      297,260     -                 -                3,589,827

Susan K. Jones     Executive Vice President,     2004      245,933     -     (2)         -                  750,000
                   Chief Strategy and
                   Marketing                     2003      245,933     -                 -                  403,825
                   Officer, and Secretary        2002      239,621     -                 -                2,293,368

K.C. Park          Executive Vice President      2004      168,000     -     (3)      17,200                300,000
                   of International              2003      168,000     -                 -                  231,697
                   Operations                    2002      175,000     -                 -                  938,310

John Atherly       Chief Financial Officer       2004      105,000     -     (4)         -                  750,000
                                                 2003       N/A        -                 -                      N/A
                                                 2002       N/A        -                 -                      N/A

Rick Haug          Vice President, Display       2004      156,000     -     (5)         -                  120,000
                   Manufacturing Operations      2003      156,000     -     (5)         -                  164,394
                                                 2002      156,000     -     (5)         -                  701,071


(1) In 2004, Mr. Jones was paid a base salary 305,090, the balance of deferred pay in the amount of $140,798, as well as a reimbursement for relocation expenses of $46,636. Mr. Jones was paid the balance of his deferred pay through the application of these amounts to the exercise of options. In May 2004, Mr. Jones was granted 1,200,000 shares as part of a company-wide bonus program.

(2) In 2004, Ms. Jones was paid a base salary of $245,933 and the balance of deferred pay in the amount of $110,134. Ms. Jones was paid the balance of her deferred pay through the application of these amounts to the exercise of options. In May 2004, Ms. Jones was granted 750,000 shares as part of a company-wide bonus program.

(3) In 2004, Dr. Park was paid a base salary of $168,000, the balance of deferred pay in the amount of $63,190, as well as a reimbursement for relocation expenses of $17,200. Mr. Park was paid the balance of his deferred pay through the application of these amounts to the exercise of options. In May 2004, Dr. Park was granted 300,000 shares as part of a company-wide bonus program.

(4) Mr. Atherly's base salary is $210,00. He joined eMagin Corporation in June 2004 and was paid a salary of $105,000. He was granted 750,000 shares as part of his hiring package. Of these 750,000 option shares granted, 500,000 shares vest quarterly over a period of five years. 250,000 shares are target incentive options based on successful completion of four consecutive EBITA positive quarters.

(5) In 2004, Mr. Haug was paid a base salary of $156,000 and the balance of deferred pay in the amount of $44,835. $10,000 of which was paid through the application of this amount to the exercise of options. In 2003, he earned a total of $156,000 where he received partial payment of his salary of $126,111 plus a partial payment of deferred 2002 salary of $29,889. In 2003, Mr. Haug was granted 164,394 option shares for continuing to defer the balance of his pay. In 2002, Mr. Haug earned a total of $156,000 of which $42,287 was deferred. In October 2002, Mr. Haug was awarded 617,228 option shares which were issued in July of 2003 after shareholder approval.

Options/SARs Grants During Last Fiscal Year

     The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2004.

                               Number of           % of Total
                              Securities             Options          Exercise
                              Underlying           Granted in          Price
               Name         Options Granted        Fiscal 2004        ($/Share)      Expiration Date
      -----------------    ------------------    ----------------  ---------------   -----------------
      Gary W. Jones (1)         1,200,000               18%              $1.81              5/17/09
      Susan K Jones (1)           750,000               11%              $1.81              5/17/09
      John Atherly  (2)           500,000                7%              $1.69              6/16/11
      John Atherly  (2)           250,000                4%               N/A (3)           6/16/11
      Dr. K.C. Park (1)           300,000                4%              $1.79              5/10/09
      Rick Haug     (1)           120,000                2%              $1.69              6/16/09

     (1)  Options awarded as part of a company-wide bonus program.
     (2) Options awarded as inducement option compensation award to new employees.
     (3) Issued as a performance based award. The named employee must achieve EBITDA profitability for 4 consecutive quarters with the options priced at the most recent American Stock Exchange closing trade price of the stock before the accomplishment is reported in a 10K or 10Q.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

     The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2004 by each of the named executive officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The common stock price at December 31, 2004 was $1.19 per share.

                                                       # of Securities                  Value of Unexercised
                       Shares                       Underlying Unexercised                  In-the-money
                     Acquired on     Value           Options at FY-End                   Options at FY-End
                      Exercise    Realized (1)     Exercisable    Unexercisable     Exercisable     Unexercisable
=================   ============= ===========    =============  ==============     ============    =============
Gary Jones            2,792,666   $3,870,534      1,460,604        1,200,000      $   911,469        $     -
Susan K. Jones        1,531,796   $2,123,445      1,648,377          750,000      $   604,641        $     -
Dr. K.C. Park           215,057   $  177,467      1,027,318          300,000      $   700,603        $     -
Richard Haug             91,777   $  171,164        920,774          120,000      $   621,583        $     -
John Atherly (2)              -   $        -              -          750,000      $         -        $     -


     (1) Value Realized is calculated based upon the spread between the market value of the common stock on the date of exercise minus the exercise price. The Company received $1,175,447 upon exercise of the options.

     (2) Performance based award is not exercisable at December 31, 2004. The value of this award cannot be ascertained at this date due to the fact that the exercise price will not be determined until the target is reached.


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions", and is hereby incorporated by reference thereto.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit
Number            Description
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 99.2 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.2 Amended Articles of Incorporation (incorporated by reference to exhibit A to the Registrant's Definitive Proxy Statement filed on June 13, 2003).

3.3 Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

4.1 Form of Warrant dated as of April 25, 2003 (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2003).

4.2 Form of Series A Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).

4.3 Form of Series B Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).

4.4 Form of Series C Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).

4.5 Form of Series D Warrant (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K filed on March 4, 2004).

4.6 Form of Series E Warrant (incorporated by reference to exhibit 4.2 to the Registrant's current report on Form 8-K filed on March 4, 2004).

10.1 2000 Stock Option Plan, (incorporated by reference to exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on March 14,
          2000).*

10.2 Form of Agreement for Stock Option Grant pursuant to 2003 Stock Option Plan (incorporated by reference to exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*

10.3 Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999 (incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.4 Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000 (incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.5 Lease between International Business Machines Corporation and FED Corporation dated May 28, 1999 (incorporated by reference to exhibit
          10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001),

10.6      Amendment  Number  1  to  the  Lease  between  International  Business
          Machines Corporation and FED Corporation dated July 9, 1999 (incorporated by reference to exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.7 Amendment Number 2 to the Lease between International Business Machines Corporation and FED Corporation dated January 29, 2001 (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.8 Amendment Number 3 to Lease between International Business Machines Corporation and FED Corporation dated May 28, 2002.

10.9 Amendment Number 4 to Lease between International Business Machines Corporation and FED Corporation dated December 14, 2004.

10.10 Registration Rights Agreement dated as of April 25, 2003 by and among eMagin and certain initial investors identified on the signature pages thereto (incorporated by reference to exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2003).

10.11 Securities Purchase Agreement dated as of January 9, 2004 by and among eMagin and the investors identified on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).

10.12 Registration Rights Agreement dated as of January 9, 2004 by and among eMagin and certain initial investors identified on the signature pages thereto (incorporated by reference to exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).

10.13 Master Amendment Agreement dated as of February 17, 2004 by and among eMagin and the investors identified on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2004).

10.14 Registration Rights Agreement dated as of February 17, 2004 by and among eMagin and certain initial investors identified on the signature pages thereto (incorporated by reference to exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 4, 2004).

10.15 Letter Agreement amending the Master Amendment Agreement dated as of March 1, 2004 by and among eMagin and the parties to the Master Amendment Agreement (incorporated by reference to exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 4, 2004).

10.16 Lease between International Business Machines Corporation and FED Corporation dated May 28, 1999, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.17 Amendment Number 2 to the Lease between International Business Machines Corporation and FED Corporation dated January 29, 2001, as filed in the Registrant's Form 10-K/A for the year ended December 31, 2000 incorporated by reference herein.

10.18 Secured Note Purchase Agreement entered into as of November 27, 2001, by and among eMagin Corporation and certain investors named therein, as filed in the Registrant's Form 8-K dated December 18, 2001 incorporated herein by reference.

10.19 Securities Purchase Agreement dated as of April 25, 2003 by and among eMagin and the investors identified on the signature pages thereto, filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.20 Registration Rights Agreement dated as of April 25, 2003 by and among eMagin and certain initial investors identified on the signature pages thereto filed April 28, 2003, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.21 Securities Purchase Agreement dated as of January 9, 2004 by and among eMagin and the investors identified on the signature pages thereto, filed January 9, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.22 Registration Rights Agreement dated as of January 9, 2004 by and among eMagin and certain initial investors identified on the signature pages thereto. Incorporated herein by reference to our January 9, 2004 Form 8-K.

10.23 Master Amendment Agreement dated as of February 17, 2004 by and among eMagin and the investors identified on the signature pages thereto, filed March 4, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.24 Registration Rights Agreement dated as of February 17, 2004 by and among eMagin and certain initial investors identified on the signature pages thereto, filed March 4, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.25 Letter Agreement amending the Master Amendment Agreement dated as of March 1, 2004 by and among eMagin and the parties to the Master Amendment Agreement, filed March 4, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

23.1      Consent of Independent Certified Public Accountant.

31.1      Certification  by Chief Executive  Officer  pursuant to Sarbanes Oxley
          Section 302.

31.2      Certification  by Chief Financial  Officer  pursuant to Sarbanes Oxley
          Section 302.

32.1      Certification  by  Chief  Executive  Officer  pursuant  to 18 U.S.  C.
          Section 1350.

32.2      Certification  by  Chief  Financial  Officer  pursuant  to 18 U.S.  C.
          Section 1350.

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item will be contained in the Proxy Statement under the caption "Auditors' Fees," and is hereby incorporated by reference thereto.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day __ of April, 2005.

EMAGIN CORPORATION

BY:         /s/ Gary Jones
            --------------
            Gary Jones
            CHIEF EXECUTIVE OFFICER,
            PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                      TITLE                             DATE



/s/ Gary Jones                President, Chief Executive          April 15, 2005
------------------            Officer, and Director
Gary Jones

                              Chief Financial Officer             April 15, 2005
------------------
John Atherly

/s/ Claude Charles            Director                            April 15, 2005
------------------
Claude Charles

/s/ Paul Cronson              Director                            April 15, 2005
------------------
Paul Cronson

                              Director                            April 15, 2005
------------------
Dr. Jacob E Goldman

                              Director                            April 15, 2005
------------------
Thomas Paulsen

/s/ Jack Rivkin               Director                            April 15, 2005
------------------
Jack Rivkin

/s/ Jill Wittels              Director                            April 15, 2005
------------------
Jill Wittels