Form 10KSB/A
period 2004-12-31
EMAGIN CORP
filed 2005-05-02
CIK 1046995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A

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


                                EXPLANATORY NOTE

The registrant's Form 10-KSB for the fiscal year ended December 31, 2004 was filed on April 15, 2005 and incorporated by reference into Items 9, 11, 12 and 14 of Part III portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. As the registrant will be filing its definitive Proxy Statement after April 30, 2005, the foregoing Form 10-KSB/A, is filed herewith for the sole purpose of adding the disclosures required by Items 9, 11, 12 and 14 of Part III in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Item 9.        Directors, Executive Officers,  Promoters  and  Control  Persons;
               Compliance with Section 16(A) of the Exchange Act.........................37
Item 10.       Executive Compensation....................................................40
Item 11.       Security Ownership of Certain  Beneficial  Owners  and Management
               and Related Stockholder Matters...........................................42
Item 12.       Certain Relationships and Related Transactions............................43
Item 13.       Exhibits..................................................................46

                                     PART IV


Item 14.       Principal Accountant Fees and Services....................................48

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


Cost of Goods Sold
Cost of goods sold includes direct and indirect costs associated with production and inventory losses. In the year ended December 31, 2004 we recorded approximately $6.0 million in cost of goods sold which resulted in a gross loss of $2.4 million as compared to approximately $5.1 million in costs of goods sold resulting in a gross loss of $2.6 million in the year ended December 31, 2003. Although both revenue and costs of goods sold increased approximately $1.0 million, our gross loss decreased to (66%) in 2004 from (99%) 2003. We currently operate two shifts, but we are currently making modifications to the production line and we are utilizing less than 10% of the line's capacity. Through the production line modifications and an increase in volume we expect to achieve gross margin improvements.


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
                               ===================================================================================

               See notes to consolidated financial statements
                        eMagin Corporation and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                         Year Ended December 31,
                                                                          2004              2003
                                                                       ------------    ------------
Cash flows from operating activities:
Net loss                                                               $(12,710,738)   $ (4,723,315)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            619,582         884,291
   Amortization of financing fees                                             7,863          37,244
   Bad debt expense                                                         466,923               -
   Non-cash stock based compensation                                         87,565       2,183,418
   Non-cash interest related charges                                      5,094,005       1,255,791
   Gain on debt settlement                                                        -      (4,637,993)
   Stock issued for services                                                531,031         561,958
  Changes in:
       Trade receivables                                                   (234,133)       (528,401)
       Unbilled costs and estimated profits on contracts in progress         75,359          50,000
       Inventory                                                         (1,742,469)        (24,419)
       Prepaid expenses and other current assets                           (400,393)       (276,109)
       Other long-term assets                                               (99,351)        112,500
       Advanced payments                                                    (58,166)        122,362
       Deferred revenue                                                           -         (30,400)
       Accounts payable, accrued expenses and accrued payroll               (49,789)       (185,776)
       Other current liabilities                                             16,754          (5,497)
                                                                       ------------    ------------
             Net cash used in operating activities                       (8,395,957)     (5,204,146)
                                                                       ------------    ------------

Cash flows used in investing activities:
   Purchase of equipment                                                   (720,805)     (1,120,256)
                                                                       ------------    ------------
Cash flows from financing activities:
   Proceeds from sales of common stock, net of issuance costs            16,384,571               -
   Proceeds from exercise of stock options and warrants                   5,173,945       1,418,121
   Proceeds from long- and short-term debt                                        -       6,000,000
   Payments of long- and short-term debt                                    (38,184)       (122,775)
                                                                       ------------    ------------
             Net cash provided by financing activities                   21,520,332       7,295,346
                                                                       ------------    ------------

Net increase in cash and cash equivalents                                12,403,570         970,944
Cash and cash equivalents - beginning of year                             1,053,895          82,951
                                                                       ------------    ------------
Cash and cash equivalents - end of year                                $ 13,457,465    $  1,053,895
                                                                       ============    ============

Cash paid for interest                                                 $      7,927    $     15,649
                                                                       ============    ============
Non-cash transactions:
Conversion of debt to equity                                           $  8,567,424    $  4,454,098
Issuance of equity for penalties on interest                           $          -    $    735,327
Issuance of equity for settlement of accounts payable                  $          -    $  1,411,969

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

As of December 31, 2004, the Company has outstanding options to purchase 13,559,162 shares. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003, respectively: (1) average expected volatility of 63% and 100%, (2) average risk-free interest rates of 3.94% and 3.52%, and (3) expected lives of 5-7 years and 7-10 years and
(4) dividends of 0% and 0%.

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

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2004 and 2003 are summarized as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                          Shares       Price
                                                        ------------ -----------
       Outstanding at December 31, 2002                   5,893,085     $  0.75
             2003 Options granted                         7,528,676        0.42
             2003 Options exercised                        (846,793)       0.33
             2003 Options canceled                         (413,198)       2.14
                                                        ------------ -----------
       Outstanding at December 31, 2003                  12,161,770        0.53
             2004 Options granted                         6,779,900        1.60
             2004 Options exercised                      (5,221,052)       0.27
             2004 Options forfeited                        (161,456)       2.27
                                                        ------------ -----------
       Outstanding at December 31, 2004                  13,559,162     $  1.14
                                                        ============ ===========

At December 31, 2004, there were 428,849 shares available for grant under the 2003 Plan and the 2000 Plan.


The following table summarizes information about stock options outstanding at December 31, 2004:


                                            Options Outstanding                          Options Exercisable
                             --------------------------------------------------- -----------------------------------
                                                Weighted
                                                 Average
                                                Remaining          Weighted                           Weighted
                                               Contractual         Average                             Average
                                Number             Life            Exercise           Number         Exercisable
Range of Exercise Prices     Outstanding        (In Years)          Price           Exercisable         Price
------------------------     -----------     ---------------   ----------------- ----------------- -----------------
   $ 0.18 - $ 1.02            5,993,909            4.72            $ 0.53          5,270,401            $ 0.48
   $ 1.21 - $ 1.96            6,594,753            5.58              1.62          1,206,270              1.56
   $ 2.10 - $ 6.30              970,500            5.96              2.33             88,417              2.52
                             -----------                       ----------------- ----------------- -----------------
                             13,559,162                            $ 1.14          6,565,088            $ 0.71
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

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares        Price
                                                   ---------     ---------
Outstanding at December 31, 2002                   6,894,153     $    0.93
      2003 Warrants granted                        8,137,417          0.82
      2003 Warrants exercised                     (2,059,229)         0.78
      2003 Warrants expired                         (636,052)         2.75
                                                  ----------     ---------
Outstanding at December 31, 2003                  12,336,289          0.80
      2004 Warrants granted                       13,355,866          1.69
      2004 Warrants exercised                     (3,533,348)         1.52
      2004 Warrants expired                         (540,578)         1.12
                                                  ----------     ---------
Outstanding at December 31, 2004                  21,618,229     $    1.14
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

[2] Operating leases:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2009. Certain leases provide for payments of monthly operating expenses. The future minimum lease payments through 2009 are as follows:

                    Year ending December 31,

               2005                $      953,436
               2006                       902,085
               2007                       929,148
               2008                       957,022
               2009                       253,658
                                        ---------
                    Total          $    3,995,349
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

     General Information Concerning the Board of Directors. The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class
C. Each Class A director will hold office until the 2005 Annual Meeting of our stockholders. Currently, Mr. Gary Jones and Mr. Jack Rivkin are the Class A directors. Each Class B director will hold office until the 2006 Annual Meeting. Mr. Paul Cronson and Admiral Thomas Paulsen are Class B directors. Class C directors will hold office until the 2007 Annual Meeting. Currently, Mr. Claude Charles, Dr. Jill Wittels and Dr. Jacob Goldman are the Class C directors. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in eMagin's Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of April 26, 2005, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                             Common Stock       Percentage of
Name of Beneficial Owner                                   Beneficially Owned   Common Stock**
---------------------------------------------------------  ------------------   ---------------
Stillwater LLC (1)........................................     14,576,266              16.7%
George Haywood (2)........................................     10,169,952              11.9%
Gary W. Jones  (3)........................................      8,778,980              10.2%
Susan K Jones  (3)........................................      8,778,980              10.2%
Ginola Limited(4).........................................      8,654,795              10.2%
Rainbow Gate (5)..........................................      2,016,745               2.4%
Dr. K.C. Park(6)..........................................      1,258,580               1.5%
Jack Rivkin(7)............................................      1,213,896               1.5%
Ogier Trustee (Jersey) Limited (8)........................        976,200               1.2%
Paul Cronson (9)..........................................        506,657                  *
Claude Charles (10).......................................        315,000                  *
Chelsea Trust Company Limited ............................        119,161                  *
Jack Goldman(11)..........................................        107,500                  *
John Atherly (12).........................................        100,000                  *
Adm. Thomas Paulsen (13)..................................         85,000                  *
Dr. Jill Wittels (14).....................................         85,000                  *
All executive officers and directors Officers as a
group (consisting of 9 individuals) (15) .................     12,450,613              14.6%

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 26, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 82,172,176 shares of common stock outstanding on April 26, 2005, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of April 26, 2005, as described below.


(1) This figure represents: (i) 9,326,145 shares owned by Stillwater LLC, which includes 1,719,326 shares owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation;
(ii) warrants held by Stillwater LLC to purchase 5,250,121 shares, which includes: (a) a warrant to purchase 300,000 shares that may not be exercised by Stillwater LLC so long as Stillwater LLC is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act of 1934, and (b) warrants to purchase 297,419 shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation;


(2) This figure includes 3,586,664 common shares underlying warrants.


(3) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including (i) 1,893,937 shares of common stock issuable upon exercise of stock options held by Gary Jones and (ii) 1,886,066 shares of common stock issuable upon exercise of stock options held by Susan Jones. This does not include (i) 1,116,667 shares underlying options owned by Gary Jones which are not exercisable within 60 days of April 26, 2005; and (ii) 729,167 shares underlying options owned by Susan Jones which are not exercisable within 60 days of April 26, 2005.

(4) This figure represents: (i) 6,026,598 shares owned by Ginola Limited, which include 1,719,326 shares held indirectly by Rainbow Gate Corporation, 650,800 shares owned by Ogier Trustee(Jersey) Limited, as trustee, 119,161 shares owned by Chelsea Trust Company Limited, as trustee, and 396,223 shares owned by Crestflower Corporation. Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation, Ogier Trustee (Jersey) Limited, as trustee, and Chelsea Trust Company Limited, as trustee; and (ii) warrants held by Ginola Limited to purchase 2,628,197 common shares, which includes warrants to purchase 297,419 shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation, and warrants to purchase 325,400 shares owned by Ogier Trustee (Jersey) Limited, as trustee. Ginola Limited disclaims beneficial ownership of the shares owned by Ogier Trustee (Jersey) Limited, as trustee.


 (5) This figure includes 297,419 shares underlying warrants.


(6) This figure includes 1,135,651 common stock shares issuable upon exercise of stock options, and does not include 291,667 shares underlying options owned by Dr. K. C. Park which are not exercisable within 60 days of April 26, 2005.


(7) This figure represents 639,093 shares owned by Mr. Rivkin, warrants held by Mr. Rivkin to purchase 244,803 shares of common stock, and 330,000 common stock shares issuable upon exercise of stock options.


(8) This figure includes 325,400 shares underlying warrants.


(9) This figure represents 190,984 shares owned by Mr. Cronson, 215,673, shares underlying warrants, and 100,000 shares underlying options held directly and indirectly by Paul Cronson. This includes (i) 120,974 common stock shares and 42,857 shares underlying warrants held indirectly by a family member of Paul Cronson; and (ii) 43,651 shares underlying warrants held indirectly by Larkspur Corporation of which he is the Managing Director.


(10) This figure represents shares underlying options.


(11) This figure represents shares underlying options.


(12) This figure represents shares underlying options. This figure does not include 900,000 shares of common stock issuable upon exercise of stock that are not presently exercisable and are not exercisable within 60 days of April 26, 2005.


(13) This figure represents shares underlying options.


(14) This figure represents shares underlying options.


(15) This figure includes (i) warrants to purchase 460,476 shares of common stock, and (ii) 6,038,154 shares of common stock issuable upon exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On April 25, 2003, eMagin Corporation and a group of several accredited institutional and individual investors (collectively, the "Investors") entered into a Global Restructuring and Secured Note Purchase Agreement (the "Secured Note Purchase Agreement") dated as of April 25, 2003 (the "Closing Date") whereby Investors agreed to lend eMagin $6,000,000 in exchange for (i) the issuance of $6,000,000 principal amount of 9.00% Secured Convertible Promissory Notes due on November 1, 2005 (the "Secured Notes") and (ii) Warrants (the "Warrants") to purchase an aggregate of 7,749,921 shares of common stock of eMagin (subject to certain customary anti-dilution adjustments), which Warrants are exercisable for a period of three (3) years. Mr. Rivkin, who at the time of the transaction was a member of our Board of Directors, participated as an investor in the transaction and invested $125,000 in the Company. In return for such investment, Mr. Rivkin received (i) a Secured Convertible Promissory Note in an aggregate principal amount of $125,000, and (ii) warrants exercisable for 161,456 of our common shares. In addition, Stillwater LLC, an entity controlled by Mr. Mortimer D.A. Sackler, agreed to invest an aggregate of $2,600,000 under the transaction and received (i) Secured Convertible Promissory Notes in an aggregate principal amount of $2,600,000, and (ii) warrants exercisable for 3,358,300 of our common shares. As part of the transactions, Messrs. Sackler and Rivkin, who were the holders of an aggregate of $1,325,000 principal amount of secured notes that were purchased pursuant to a secured note purchase agreement entered into as of November 27, 2001 (collectively, the "Original Secured Notes"), and Mr. Sackler, who additionally was the holder of a $200,000 principal Bridge Note, agreed to (a) amend their respective Original Secured Notes and Bridge Note issued to them, (b) terminate the Security Agreement dated November 20, 2001 that was entered into in connection with the purchase of the Original Secured Notes and the Security Agreements dated June 20, 2002 that were entered into in connection with the purchase of the Bridge Note and allow the new investors to enter into a New Security Agreement (as defined below) with them on a pari passu basis in order for the Company to continue its operations as a developer of virtual imaging technology.

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

In connection with the above conversion, eMagin also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants. eMagin is party to a financial advisory and investment banking agreement with Larkspur Capital Corporation. Paul Cronson, a director of eMagin, is a founder and shareholder of Larkspur Capital Corporation. Larkspur Capital Corporation received as compensation for financial advisory and investment banking services in connection with the January 2004 private placement a cash fee of 6 3/4% of the funds raised for a fee of $283,503 and warrants to purchase eMagin shares of common stock equal to 2.5% of the cash netted to eMagin for a total of 43,651 common stock purchase warrants exercisable at $2.41 per share.

In August 2004, eMagin and the certain of the holders of its outstanding Class A, B and C common stock purchase warrants entered into an agreement pursuant to which eMagin and the holders of the warrants agreed to the re-pricing and exercise of an aggregate of 500,952, 862,085 and 736,857 currently outstanding Class A, B and C common stock purchase warrants. As a condition to the transaction, the holders of the warrants agreed to limit the right of participation that they were granted pursuant to Section 4.11 of the Securities Purchase Agreement, dated January 9, 2004, under which they originally purchased such securities.

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

As a result of the transaction, the holders have agreed to re-price and exercise, for an aggregate of approximately $1,889,900, an aggregate of 2,099,894 Class A, B and/or C common stock purchase warrants.

The Class B common stock purchase warrants were due to expire on August 12, 2004, while the Class A and C common stock purchase warrants remain exercisable until January 9, 2009 and February 12, 2005, respectively. Following the completion of the transaction, the Company continues to have outstanding an aggregate of 1,213,352 and 184,212 Class A and C common stock purchase warrants, respectively. The remaining outstanding unexercised Class A and C common stock purchase warrants continue to be exercisable as per their original terms.

On October 21, 2004, eMagin entered into a Securities Purchase Agreement pursuant to which we sold and issued 10,259,524 shares of common stock, par value $0.001 per share, and Series F Common Stock Purchase Warrants to purchase our common stock to purchasers who are a party to the Securities Purchase Agreement for an aggregate purchase price of $10,772,500. The common shares were priced at $1.05. The common shares, Series F Warrants and common shares issuable upon exercise of the warrants were drawn-down off of a shelf registration statement which was filed by us on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004.

The Series F Warrants are exercisable from April 25, 2005 until April 25, 2010 to purchase up to 1,370,238 shares of common stock at an exercise price of $1.21 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. In addition, the Series F Warrants contain provisions protecting against dilution resulting from the sale of additional shares of our common stock for less than the exercise price of the Series F Warrants, or the market price of the common stock, on the date of such issuance or sale. The Series F Warrants do not entitle the holders to any voting or other rights as a stockholder until such Series F Warrants are exercised and common stock is issued. Under the terms of the offering, in no event shall any holder of the Series F Warrants become the beneficial owner of more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such issuance. An exercise that is limited by this provision may be permitted at a later date if, on such date, such exercise would not cause such beneficial ownership to exceed 4.99%. This limitation may be waived, in whole or in part, by a holder of the Series F Warrants upon, at the election of such holder, not less than 61 days' prior notice to us, and the provisions of this limitation shall continue to apply until such 61st day (or such later date, as determined by such holder, as may be specified in such notice of waiver); provided, however, that four of the investors in this offering delivered a waiver of this limitation to us prior to the closing date of this offering, which waiver took effect as of the closing date. In addition, in no event shall the Company issue to holders of the Series F Warrants, without first obtaining shareholder approval, shares of common stock which, in the aggregate, would exceed 19.9% of the number of shares outstanding on the closing date. The rights of the holder of the Series F Warrants are more fully set forth in Exhibit 4.1 to our Form 8-K filed with the SEC on October 26, 2004.

On October 29, 2004, eMagin entered into a Securities Purchase Agreement (pursuant to which we sold and issued, on November 3, 2004, 2,740,476 shares of common stock, par value $0.001 per share, and Series F Common Stock Purchase Warrants to purchase our common stock to purchasers who are a party to the Securities Purchase Agreement for an aggregate purchase price of approximately $2,877,500. The common shares were priced at $1.05. The Company also issued 75,000 shares to its legal counsel in consideration of legal services rendered in connection with a recently completed offering. The common shares, Series F Warrants, common shares issuable upon exercise of the warrants and common shares issued to its legal counsel were drawn-down off of a shelf registration statement which was filed by us on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. The Series F Warrants were issued under the same terms as our October 21, 2004 financing described above.

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

23.1      Consent of Independent Registered Public Accounting Firm.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For year ended December 31, 2004, the Company made a cash payment to Eisner LLP, our Independent Registered Public Accounting Firm, of $82,425, of which $64,440 was for 2003 audit expenses, $7,000 was for 2004 audit expenses and $10,985 was for 2004 audit related fees.

For 2004 Eisner LLP billed the Company audit fees totaling $93,697, consisting of $21,197 related to the quarterly reports on Form 10 QSB and $72,500 related to the annual report on Form 10 KSB, and audit related fees totaling $60,969. We currently have not received all invoices for 2004 audit expenses and have accrued an additional amount of $20,000. No tax fees or other fees were incurred by the Company for Eisner LLP.

In 2004, the Company also paid Grant Thornton LLP, our previous Independent Registered Public Accounting Firm, a total of $110,335, of which $31,000 was for audit fees in 2004 and the balance of $79,335 was for outstanding 2003 invoices. The Company paid $6,000 to an independent accountant for tax preparation services.

For the year ended December 31, 2003, the aggregate fees for the audit of eMagin's annual financial statements and the review of Forms 10-Q for the 2003 fiscal year were $70,000. Aggregate fees billed for all other services rendered by Eisner LLP for the 2003 fiscal year were $0. Aggregate fees billed for all other services rendered by Grant Thornton for the 2003 fiscal year were $135,335.

The Audit Committee has considered whether the provision for services covered by fees other than audit fees is compatible with maintaining the principal auditor's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2005.

EMAGIN CORPORATION

BY:         /s/ Gary Jones
            --------------
            Gary Jones
            CHIEF EXECUTIVE OFFICER,
            PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                      TITLE                             DATE



/S/ Gary Jones                President, Chief Executive          April 29, 2005
------------------            Officer, and Director
Gary Jones

/S/ John Atherly              Chief Financial Officer             April 29, 2005
------------------
John Atherly

/s/ Claude Charles            Director                            April 29, 2005
------------------
Claude Charles

/s/ Paul Cronson              Director                            April 29, 2005
------------------
Paul Cronson

                              Director                            April 29, 2005
------------------
Dr. Jacob E Goldman

/s/ Adm. Thomas Paulsen       Director                            April 29, 2005
------------------
Adm. Thomas Paulsen

                              Director                            April 29, 2005
------------------
Jack Rivkin

/s/ Dr. Jill Wittels          Director                            April 29, 2005
------------------
Dr. Jill Wittels