Form 10QSB
period 2005-03-31
EMAGIN CORP
filed 2005-05-16
CIK 1046995

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

eMAGIN CORPORATION
(Exact name of small business issuer as specified in its charter)

Commission file number: 000-24757

DELAWARE	56-1764501
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organiztion)

2070 Route 52
Hopewell Junction, New York 12533
(Address of principal executive offices)

(845) 838-7900
(Issuer's telephone number)
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 28, 2005 the Registrant had 82,172,176 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2005	December 31, 2004
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$10,769	$13,457
Accounts receivables, net	507	536
Inventory	2,926	2,018
Prepaid expenses and other current assets	500	880
Total current assets	14,702	16,891

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:	4,304	4,072
Less: Accumulated depreciation	(2,956)	(2,767)
Total equipment and leasehold improvements, net	1,348	1,305

Intangible assets	64	56
Less: Accumulated amortization	(3)	(2)
Total intangible assets, net	61	54
Other long-term assets	151	186
Total assets	$16,262	$18,436

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$824	$822
Accrued payroll and benefits	577	674
Other accrued expenses	529	357
Advanced payments	18	64
Current portion of capitalized lease obligation	15	14
Other current liabilities	45	35
Total current liabilities	2,008	1,966
Capitalized lease obligations - long term	18	22
Total liabilities	2,026	1,988

SHAREHOLDERS' EQUITY:
Common stock, par value $0.001 per share
Shares authorized - 100,000,000
Shares issued and outstanding - 82,072,176 and 79,638,817	82	80
Additional paid-in capital	166,654	165,399
Accumulated deficit	(152,500)	(149,031)
Total shareholders' equity	14,236	16,448

Total liabilities and shareholders' equity	$16,262	$18,436
See notes to financial statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUE:
Product revenue, net of returns	$690	$540

COST OF GOODS SOLD:
Direct cost of goods sold	177	209
Production expenses	1,780	1,154
Total cost of goods sold	1,957	1,363
Gross Loss	(1,267)	(823)

OPERATING EXPENSES:
Research and development	866	8
Stock based compensation	-	84
Selling, general and administrative	1,335	615
Total costs and expenses, net	2,221	707
Interest income (expense), net	19	(5,076)
Net loss	$(3,469)	$(6,606)
Basic and diluted net loss per common share	$(0.04)	$(0.13)
Weighted average common shares outstanding	81,432	51,940

See notes to financial statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,469)	$(6,606)
Adjustments to reconcile net loss to net cash
used in operating activities-
Depreciation and amortization	188	159
Bad debt expense	19	34
Amortization of financing fees	-	8
Non-cash charge for stock based compensation	-	84
Non-cash interest related charges	-	126
Non-cash charge for services received	12	8
Non-cash financing expense	-	4,955
Changes in operating assets and liabilities:
Trade receivables	10	151
Inventory	(908)	(38)
Prepaid expenses and other current assets	271	(658)
Other long-term assets	35	-
Advanced payment on contracts to be completed	(47)	2
Accounts payable, accrued expenses and accrued payroll	180	(425)
Other current liabilities	10	(4)
Net cash used in operating activities	(3,699)	(2,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases/Sales of equipment, net	(232)	(109)
Net cash used in investing activities	(232)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net of issuance costs	-	3,916
Proceeds from exercise of stock options and warrants	1,246	2,073
Payments of long term debt and capital leases	(3)	(15)
Net cash provided by financing activities	1,243	5,974

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,688)	3,661
CASH AND CASH EQUIVALENTS, beginning of period	13,457	1,054
CASH AND CASH EQUIVALENTS, end of period	$10,769	$4,715

Supplemental Cash Flow Disclosure:
Conversion of debt to equity	$-	$8,567
Payments of A/P through issuance of stock	$-	$35
Stock issued for prepaid services	$-	$17
Cash payments of interest	$1	$3

See notes to financial statements.

eMAGIN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common	Stock	Addition paid-in	Accumulated
	Shares	$	Capital	Deficit	Total
Balance, December 31, 2004	79,639	$80	$165,399	$(149,031)	$16,448
Stock options exercised	8		6		6
Stock warrants exercised	2,413	2	1,237		1,239
Issuance of common stock for services	12		12		12
Net loss for period				(3,469)	(3,469)

Balance, March 31, 2005	82,072	$82	$166,654	$(152,500)	$14,236
See notes to financial statements.

eMAGIN CORPORATION
Selected Notes to Consolidated Financial Statements

Note 1 - ACCOUNTING POLICIES

Basis of Presentation

In the opinion of  management,  the  accompanying  unaudited  interim  financial information  reflects all adjustments,  consisting of normal recurring accruals, necessary for a fair presentation.  Certain  information and footnote disclosure normally included in financial  statements prepared in accordance with generally accepted  accounting  principles  in the United  States have been  condensed  or omitted  pursuant  to  instructions,  rules and  regulations  prescribed  by the Securities and Exchange  Commission.  The Company  believes that the disclosures provided  herein are adequate to make the  information  presented not misleading when these unaudited interim  condensed  consolidated  financial  statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual  Report on Form 10-KSB/A for the year ended  December 31, 2004.  The  results of  operations  for the period  ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation

The Company has elected to follow  Accounting  Principles  Board  Opinion No. 25 ("APB  No.  25"),  "Accounting  for  Stock  Issued to  Employees,"  and  related interpretations in accounting for its employee stock options.  Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation  expense is recorded. The Company discloses information  relating  to  the  fair  value  of  stock-based compensation  awards  in  accordance  with  Statement  of  Financial  Accounting Standards  No.123 ("SFAS No. 123"),  "Accounting for Stock-Based  Compensation."The following table  illustrates the effect on net loss and loss per share as if the Company had applied the fair value  recognition  provision  of SFAS No. 123. The fair value of each option  grant is estimated on the date of grant using the Black-Scholes  option-pricing  model  with the  following  assumptions  used for grants in the first quarter of 2005 and 2004, respectively: (1) average expected volatility  of 64% and 63%, (2)  average  risk-free  interest rates of 4.33% and 3.31%, and (3) expected lives of seven years.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three months ended March 31, 2005 and 2004.

For the three months ended March 31,	2005	2004
Net loss applicable to common stockholders', as reported	$(3,469)	$(6,606)
Add: Stock based employee compensation expense included in reported net loss	-	84
Deduct: Stock-based employee compensation expense determined under fair value method	(1,481)	(1,288)
Pro forma net loss	$(4,950)	$(7,810)
Net loss per share applicable to common stockholders':
Basic and diluted, as reported	$(0.04)	$(0.13)
Basic and diluted, pro forma	$(0.06)	$(0.15)

In March of 2005 the Company granted 1,100,000 stock options to certain officers and employees of the Company.  The exercise price of these options was equal to the market price of the stock on the date of grant.  The options vest over five years unless there is a change in control or a dismissal without cause in which case the options would vest immediately.

Note 2 - NATURE OF BUSINESS

eMagin  Corporation  is a  developer  and manufacturer of  optical  systems  and microdisplays  for use in  the  electronics  industry.  eMagin also develops and markets microdisplay  systems and  optics technology for commercial,  industrial and military applications.

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

Note 4 - RECEIVABLES

The  majority  of our  commercial  accounts  receivable  are due  from  Original Equipment  Manufacturers  ("OEM"s).  Credit is extended based on an evaluation of a customers'  financial  condition  and,  generally,  collateral  is not required. Accounts  receivable are payable in U.S. dollars,  are due within 30-90 days and are  stated at amounts  due from  customers  net of an  allowance  for  doubtful accounts.  Any account  outstanding longer than the contractual payment terms is considered  past due. The Company  determines  the  allowance by  considering  a number of factors,  including the length of time trade  accounts  receivable are past due, eMagin's previous loss history,  the customer's current ability to pay its  obligation,  and the condition of the general economy and the industry as a whole.   The  Company   writes  off   accounts   receivable   when  they  become uncollectable,  and  payments  subsequently  received  on such  receivables  are reported as income in the year the payment is received.

Receivables consisted of the following:

	March 31, 2005	December 31, 2004
Trade receivables	$1,297	$1,282
Contract receivables	-	25
Total	1,297	1,307
Less allowance for doubtful accounts	(790)	(771)

Net receivables	$507	$536

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were  computed by dividing  net loss by the  weighted  average  number of common shares  outstanding  and excluding any potential  dilution.  Net loss per common share assuming  dilution  ("diluted  EPS") was computed by reflecting  potential dilution  from the exercise of stock  options and  warrants.  Common  equivalent shares totaling 6,010,882 and 36,594,874 have been excluded from the computation of  diluted EPS for  the three  months ended  March 31, 2005 and March 31, 2004, respectively.

Note 7 - INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using the first-in  first-out  method.  The Company reviews the value of its inventory and reduces the inventory  value to its net realized value based upon current market prices and contracts for future sales.

The components of inventories are as follows:

	March 31, 2005	December 31, 2004

Raw materials	$2,265	$1,420
Work in process	114	169
Finished goods	547	429

Total Inventory	$2,926	$2,018

Note 8 - DEBT

Debt consisted of capitalized leased obligation for equipment as follows:

	March 31, 2005	December 31, 2004

Current portion of capitalized lease obligations	$15	$14
Long-term capitalized lease obligations	18	22

Total debt	$33	$36

Note 9 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001 per share.

In the first quarter of 2005, the Company  received  $1,246,046 for the exercise of 2,421,359  warrants and options.

The Company also issued 12,000 shares of common stock for the payment of $12,000 for  services  rendered and to be rendered in the future.  As such,  the Company recorded  the fair  value of the  services  rendered  in  selling,  general  and dministrative  expenses in the accompanying  unaudited  consolidated  statement of operations for the three months ended March 31, 2005.

Note 10 - STOCK COMPENSATION

As of March 31, 2005, the Company has outstanding  options to purchase 15,252,688 shares. The Company issued all outstanding options at or above fair market value, or has previously expensed those options repriced below fair market value.

Note 11 - COMMITMENTS AND CONTINGENCIES

[a] Royalty payments:

The  Company,  in  accordance  with a royalty  agreement,  is  obligated to make minimum annual royalty payments of $125,000  to a corporation which commented on January 1, 2001. Under this agreement, the Company must pay to the corporation a certain percentage of  net sales of certain products,  which percentages  are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales  generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty  agreement terminates upon the expiration of the last-to-expire issued patent.

In April 2005,  the Company paid $125,000 for the minimum amount due for 2005. The amount was recorded in prepaid  expenses  and will be mortized as the Company  records the royalty expense as defined in the agreement. Royalty expense was $22,556 and $22,855, respectively, for the three months ended March 31, 2005 and 2004.

[b] Contractual obligations:

The  Company  leases  certain  office  facilities  and  office,  lab and factory equipment under operating leases expiring  through 2009.  Certain leases provide for payments of monthly operating expenses. The approximate future minimum lease payments for 2005 are as follows:

Operating leases	$705
Capital leases	14

Total contractual obligations	$719

We currently  lease space  from  IBM for  approximately  $74,000 per  month that houses our own equipment for OLED microdisplay  fabrication and for research and development plus additional space for  assembly and  administrative offices.  In 2004  we entered into an amended lease agreement which  extends the term of this lease to May 31, 2009.

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

Overview

We design  and  manufacture  miniature displays, which we  refer to as  OLED-on-silicon  microdisplays, and  microdisplay modules for virtual imaging, primarily for  incorporation into the products of  other manufacturers. Microdisplays  are typically smaller than many postage stamps, but when viewed  through a magnifier they can contain all of the information appearing on a  high-resolution personal computer screen.  Our microdisplays use organic light emitting diodes, or OLEDs, which  emit light  themselves when  a current is passed  through the device. Our technology  permits  OLEDs  to  be  coated  onto  silicon  chips to produce high resolution OLED-on-silicon microdisplays.

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

Since our inception in 1996,  we derived the  majority of our revenues from fees paid to  us under  research and  development contracts,  primarily with the U.S. federal government.  We have devoted  significant  resources to  the development and  commercial  launch of our products.  We commenced  limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002.  As of March 31, 2005, we have  recognized an  aggregate of approximately $8.0 million  from sales  of our products,  and have a backlog of more  than $28 million in products  ordered for delivery through 2007.  These products are being applied or considered for near-eye  and  headset  applications  in  products  such as  entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.  In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our operations in Washington State we are also developing head-wearable displays that incorporate our Microviewer.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair value of financial instruments

The Company's cash, cash equivalents, accounts receivable and accounts payable are earned at cost which appropriates fair value due to the short-term nature of these instruments.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues

Revenues  for the three  months  ended  March 31,  2005  were $0.7  million,  a 28% increase as compared to $0.5 million for the three months ended March 31, 2004.  The increase was attributable to increased unit shipments of our microdisplays.  Average selling price per unit decreased to $332 from $434 as compared to the first quarter of 2004. This was due to quantity discounts.

Cost of Goods  Sold

Cost of goods  sold  includes  direct and  indirect  costs associated with production.  Cost of goods sold for the three months ended March 31, 2005 was $2.0  million,  as compared  to $1.4  million for the three  months ended March 31, 2004.  Gross loss for the three months ended March 31, 2005 was ($1.3)  million,  as  compared to ($0.8)  million for the three  months ended March 31, 2004. This translates to a Gross Margin of (183%) and (152%) for the three months ended March 31, 2005 and 2004, respectively.

We currently record all expenses  associated with manufacturing in Cost of Goods Sold. The full facility over head as well as the expense of non-capitalized  raw materials is matched against our units sold. While our production volume is low, the Gross  Margin  reflects  the  costs  that  will be  shared  when  quantities increase.

The increased costs of goods sold is directly attributable to our preparation for increased production volumes.  Expenses for the three months ended March 31, 2005 reflect two full shifts of production and a partial third shift.  Expenses for the three months ended March 31, 2004 represented staff required to run a single shift at relatively low throughput.  During the first quarter of 2005 we redesigned our processes to support what we believe will be increased throughput of between 10 - 30 times year ago levels.  While these changes were being implemented, the majority of overhead and staff cost was directly expensed to cost of goods sold.

Operating Expenses

Research and Development.  Research and development  expenses included salaries, development materials and other costs specifically  allocated to the development of new products.  Gross research and  development  expenses for the three months ended March 31, 2005 was $0.9 million,  as compared to $8 thousand for the three months  ended  March  31,  2004.  During the second half of 2004 we initiated two new design projects that are projected to yield future microdisplay products.  To accommodate these efforts our costs for the three months ended March 31, 2005 reflect expanded staff size and outsourced design services as compared to the three months ended March 31, 2004.

Non-cash  Stock Based  Compensation.  Non-cash  expenses  related to stock-based compensation  amortization  for the three  months  ended   March 31, 2005 was $0 as compared to $84 thousand for the three months ending March 31, 2004. Non-cash stock-based  compensation costs are the result of amortization of the  intrinsic  value  ascribed for the issuance of stock  options at below fair market values. The amortization is done over the vesting period of such options and was fully expensed during 2004.

Selling, General and Administrative. Selling, general and administrative expenses  consist  principally of salaries and fees for  professional  services, legal fees  incurred  in  connection  with patent  filings and related  matters,   as well as other marketing and administrative expenses.  Selling, general and administrative  expenses,  for the three months ended March 31, 2005 were $1.3 million,  as compared to $0.6 million for the three months ended March 31,  2004.  The $0.7  million  increase  was primarily due to an increase in staff and personnel costs.  Company headcount increased from 37 on March 31, 2004 to 79 on March 31, 2005.

Interest  Income (expense). Interest income (expense) for the three months ending March 31, 2005 was $18 thousand as compared to ($5.1)  million  for the three  months  ended March 31, 2004. The ($5.1) million decrease  in  interest expense  for  the  three  months ended March 31, 2005 was attributable to three factors recorded in 2004; (1) $3.18 million of non-cash charges  related to the value of the warrants issued to induce the  holders of the $7.825 million in Notes to  agree to  an early  conversion  of  the  Notes into  common stock, (2) $1,598,325 in  non-cash  charges  related  to  the  remaining  unamortized  debt discount  and beneficial  conversion feature associated  with the aforementioned Notes,  and (3) $74,637 in  non-cash  charges  related to the  write-off of  the remaining unamortized deferred financing costs.

Liquidity and Capital Resources

Current Financial Position

We have total liabilities and contractual  obligations of $6,650,746 as of March 31,  2005.  These  contractual  obligations,  along with the dates on which such payments are due, are described below:

		One Year	More Than
Contractual Obligations	Total	or Less	One Year
Operating leases	$3,747	$927	$2,820
Royalties	625	125	500
Capital leases	38	18	20

Total contractual obligations	$4,410	$1,070	$3,340

We currently anticipate that we will experience a significant increase in sales if we are successful in fulfilling product shipments to clients reflected in our backlog and if our new products meet with commercial success.  As a result we anticipate that working capital to facilitate higher accounts receivable and inventories will be our most significant use of cash in 2005.  We   anticipate that we will continue to experience  moderate growth in our  operating  expenses for the  foreseeable  future as well and that our  operating expenses will be one of the principal  uses of our cash. In  particular,  we expect that salaries for employees engaged in production  operations,  purchase of inventory and expenses of increased  sales and  marketing  efforts should also be a principle uses of cash. We expect that our cash  requirements over the next 12 months will be met by a  combination  of cash on hand,  additional  financing,  exercising  of  outstanding  options and warrants, and revenues generated by operations.

We have  received  purchase  agreements  for  approximately  $28 million for our products to be delivered  now through early 2007.

Scheduled   deliveries  against  our  purchase  agreements  and  other  customer requirements are subject to change  depending on a number of factors  including, our production  capacity,  our customers'  production  timing of related systems into which they are integrating our products and their other supplier schedules, changes in the  expected  procurement  periods  for  military  programs  and the requirements  of the  individual  agreements and contracts that we have with our customers.  We currently  are undergoing a  ramp up in our supplies and staffing  in order to  be  prepared  to meet  the  currently  anticipated shipping schedules, which we anticipate will require significant added effort.

Our longer term cash requirements  depend on numerous factors,  including  completion of our product development  activities,  ability to continue to commercialize our products,  timely market  acceptance  of our  products  and our  customers'  products,  and  other factors.  We expect to  carefully  devote  capital  resources  to  continue  these efforts.

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

Risks Related To Our Financial Results

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE.

Accumulated losses excluding non-cash transactions as of March  31, 2005, were $51 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated deficit of $153 million, the majority of which was related to the March 2000 merger and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

RISKS RELATED TO MANUFACTURING

THE MANUFACTURE OF OLED-ON-SILICON IS NEW AND OLED MICRODISPLAYS HAVE NOT BEEN PRODUCED IN SIGNIFICANT QUANTITIES.

If we are unable to produce our products in sufficient quantity, we will be unable to meet our customers time requirements and would have difficulties in attracting new customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

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

Our principal products under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents held by them, relating to OLED display technology. Eastman Kodak's patents expire at various times in the future. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

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

THE MICRODISPLAY SYSTEMS BUSINESS IS INTENSELY COMPETITIVE.

We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following:

·	our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;

·	our ability to address the needs of our customers and the quality of our customer services;

·	the quality, performance, reliability, features, ease of use and pricing of our products;

·	successful expansion of our manufacturing capabilities;

·	our efficiency of production, and ability to manufacture and ship products on time;

·	the rate at which original equipment manufacturing customers incorporate our product solutions into their own products;

·	the market acceptance of our customers' products; and

·	product or technology introductions by our competitors.

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

In the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we anticipate that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be time, there can be no assurance that these cost reduction plans will be successful. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected.

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

OUR BUSINESS DEPENDS TO SOME EXTENT ON INTERNATIONAL TRANSACTIONS.

We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with a foreign entity. Some customers in other countries have longer receivable periods or warranty periods. In addition, many of the OEMs that are the most likely long-term purchasers of our microdisplays are located abroad exposing us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could expose us to additional risks, including management of a multi-national organization, the complexities of complying with foreign laws and customs, political instability and the complexities of taxation in multiple jurisdictions.

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

Sales of significant  amounts of common stock in the public market,  or the perception that such sales may occur,  could materially  affect the market price of our common  stock.  These sales might also make it more  difficult  for us to sell equity or equity-related  securities in the future at a time and price that we deem  appropriate.  As of April 30, 2005, we have  outstanding (i) options to purchase  15,252,688 shares; and (ii) warrants to purchase  18,273,439 shares of common stock.

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

eMAGIN CORPORATION

Date: May 16, 2005	By:	/s/ Gary W. Jones
Gary W. Jones
Chief Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer