Form 10-Q/A
period 2005-03-31
EMAGIN CORP
filed 2005-07-13
CIK 1046995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

Commission file number: 000-24757

eMAGIN CORPORATION

(Exact name of issuer as specified in its charter)

DELAWARE	56-1764501
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organiztion)

2070 Route 52
Hopewell Junction, New York 12533
(Address of principal executive offices)

(845) 838-7900
(Issuer's telephone number)

___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 28, 2005 the Registrant had 82,172,176 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed for the purpose of amending the form on which the Company previously filed its Quarterly Report for the quarter ended March 31, 2005 from a Form 10-QSB to a Form 10-Q. This filing speaks as of the original filing date of our Quarterly Report on Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

EMAGIN CORPORATION

FORM 10-Q/A FOR THE THREE MONTHS

ENDED MARCH 31, 2005

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Description
Item 1.	Condensed Consolidated Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	4
	Consolidated Statements of Operations for the Three-Months ended March 31, 2005 and March 31, 2004	5
	Consolidated Statements of Changes in Shareholders Equity for the Two-Years ended December 31, 2004 and for the Three-Months ended March 31, 2005 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three-Months ended March 31, 2005 and March 31, 2004	7
	Selected Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	PART II - OTHER INFORMATION
Description
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		20
CERTIFICATIONS		21
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,769	$13,457
Accounts receivables, net	507	536
Inventory	2,926	2,018
Prepaid expenses and other current assets	500	880
Total current assets	14,702	16,891
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:	4,304	4,072
Less: Accumulated depreciation	(2,956)	(2,767)
Total equipment and leasehold improvements, net	1,348	1,305
Intangible assets	64	56
Less: Accumulated amortization	(3)	(2)
Total intangible assets, net	61	54
Other long-term assets	151	186
Total assets	$16,262	$18,436
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$824	$822
Accrued payroll and benefits	577	674
Other accrued expenses	529	357
Advanced payments	18	64
Current portion of capitalized lease obligation	15	14
Other current liabilities	45	35
Total current liabilities	2,008	1,966
Capitalized lease obligations - long term	18	22
Total liabilities	2,026	1,988
SHAREHOLDERS' EQUITY:
Common stock, par value $0.001 per share
Shares authorized - 200,000,000
Shares issued and outstanding - 82,072,176 and 79,638,817	82	80
Additional paid-in capital	166,654	165,399
Accumulated deficit	(152,500)	(149,031)
Total shareholders' equity	14,236	16,448
Total liabilities and shareholders' equity	$16,262	$18,436
See notes to condensed financial statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
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
See notes to condensed financial statements.

eMAGIN CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common	Stock	Additional paid-in	Accumulated
	Shares	$	Capital	Deficit	Total
Balance, December 31, 2004	79,639	$80	$165,399	$(149,031)	$16,448
Stock options exercised	8		6		6
Stock warrants exercised	2,413	2	1,237		1,239
Issuance of common stock for services	12		12		12
Net loss for period				(3,469)	(3,469)
Balance, March 31, 2005	82,072	$82	$166,654	$(152,500)	$14,236
See notes to condensed financial statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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
See notes to condensed financial statements.

eMAGIN CORPORATION
Selected Notes to Condensed Financial Statements

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"),  "Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options.  Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"),  "Accounting for Stock-Based Compensation. "The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the first quarter of 2005 and 2004, respectively: (1) average expected volatility of 64% and 63%, (2) average risk-free interest rates of 4.33% and 3.31%, and (3) expected lives of seven years.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three months ended March 31, 2005 and 2004.
For the three months ended March 31,	2005	2004
Net loss applicable to common shareholders', as reported	$(3,469)	$(6,606)
Add: Stock based employee compensation expense included in reported net loss	-	84
Deduct: Stock-based employee compensation expense determined under fair value method	(1,481)	(1,288)
Pro forma net loss	$(4,950)	$(7,810)
Net loss per share applicable to common shareholders':
Basic and diluted, as reported	$(0.04)	$(0.13)
Basic and diluted, pro forma	$(0.06)	$(0.15)

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

Note 3 - REVENUE AND COST RECOGNITION

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

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

The Company also issued 12,000 shares of common stock for the payment of $12,000 for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The increased costs of goods sold is directly attributable to our preparation for increased production volumes.  Expenses for the three months ended March 31, 2005 reflect two full shifts of production and a partial third shift.  Expenses for the three months ended March 31, 2004 represented staff required to run a single shift at relatively low throughput.  During the first quarter of 2005 we redesigned our processes to support what we believe will be increased throughput of between 10-30 times year ago levels.  While these changes were being implemented, the majority of overhead and staff cost was directly expensed to cost of goods sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not have material exposure to market risk from derivatives or other financial instruments as of March 31, 2005, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

EMAGIN CORPORATION

Date: July 13, 2005	By:	/s/ Gary Jones
Gary Jones
CHIEF EXECUTIVE OFFICER, PRESIDENT

COMPANY NAME CORPORATION

Date: July 13, 2005	By:	/s/ John Atherly
John Atherly
CHIEF FINANCIAL OFFICER