Form 10-Q
period 2005-06-30
EMAGIN CORP
filed 2005-08-15
CIK 1046995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2005 the Registrant had 83,036,601 shares of Common Stock outstanding.

EMAGIN CORPORATION

FORM 10-Q FOR THE THREE MONTHS

ENDED JUNE 30, 2005

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Description
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2005 and June 30, 2004	4
	Condensed Consolidated Statements of Changes in Shareholders Equity for the Six Months ended June 30, 2005	5
	Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2005 and June 30, 2004	6
	Selected Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
	PART II - OTHER INFORMATION
Description
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
CERTIFICATIONS		17
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350
SIGNATURES		18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2005		December 31, 2004
CURRENT ASSETS:	(Unaudited	)
Cash and cash equivalents	$5,928		$13,457
Trade receivables, net	487		536
Inventory	3,476		2,018
Prepaid expenses and other current assets	1,204		880
Total current assets	11,095		16,891
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:	4,566		4,072
Less: Accumulated depreciation	(3,145)		(2,767)
Total equipment and leasehold improvements, net	1,421		1,305
Intangible assets, net	61		54
Other long-term assets	152		186
Total assets	$12,729		$18,436
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$933		$822
Accrued payroll and benefits	787		674
Other accrued expenses	599		357
Advanced payments	33		64
Current portion of capitalized lease obligation	15		14
Other current liabilities	47		35
Total current liabilities	2,414		1,966
Capitalized lease obligations - long term	14		22
Total liabilities	2,428		1,988
SHAREHOLDERS' EQUITY:
Common stock, par value $0.001 per share
Shares authorized - 200,000,000
Shares issued and outstanding - 82,956,300 and 79,638,817	83		80
Additional paid-in capital	167,216		165,399
Accumulated deficit	(156,998		(149,031)
Total shareholders' equity	10,301		16,448
Total liabilities and shareholders' equity	$12,729		$18,436
See notes to condensed financial statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
REVENUE:
Product revenue, net of returns	$652	$1,446
COST OF GOODS SOLD:
Direct cost of goods sold	185	808
Production expenses	2,204	729
Total cost of goods sold	2,389	1,537
Gross loss	(1,737)	(91)
OPERATING EXPENSES:
Research and development	1,130	76
Selling, general and administrative	1,760	1,240
Total costs and expenses, net	2,890	1,316
Interest income (expense), net	129	8
Net loss	$(4,498)	$(1,399)
Basic and diluted net loss per common share	$(0.05)	$(0.02)
Weighted average common shares outstanding	82,445	63,578
See notes to condensed financial statements.

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
REVENUE:
Product revenue, net of returns	$1,343	$1,986
COST OF GOODS SOLD:
Direct cost of goods sold	362	1,016
Production expenses	3,984	1,884
Total cost of goods sold	4,346	2,900
Gross loss	(3,003)	(914)
OPERATING EXPENSES:
Research and development	2,016	84
Selling, general and administrative	3,095	1,939
Total costs and expenses, net	5,111	2,023
Interest income (expense), net	147	(5,068)
Net loss	$(7,967)	$(8,005)
Basic and diluted net loss per common share	$(0.10)	$(0.14)
Weighted average common shares outstanding	81,955	57,759
See notes to condensed financial statements.

eMAGIN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

Additional
Common Stock	Paid-In	Accumulated
	Shares	$	Capital	Deficit	Total
Balance, December 31, 2004	79,639	$80	$165,399	$(149,031)	$16,448
Exercise of Options	8	-	6		6
Exercise of Warrants	3,013	3	1,555		1,558
Issuance of equity for service	296	-	256		256
Amortization of deferred compensation	-	-	-		-
Net Loss for Period				(7,967)	(7,967)
Balance, June 30, 2005	82,956	$83	$167,216	$(156,998)	$10,301

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,967)	$(8,005)
Adjustments to reconcile net loss to net cash
used in operating activities-
Depreciation and amortization	378	301
Bad debt expense	(101)	34
Amortization of financing fees	-	8
Non-cash charge for stock based compensation	-	88
Non-cash interest related charges	-	129
Non-cash charge for services received	240	8
Non-cash financing expense	-	4,955
Changes in operating assets and liabilities:
Trade receivables	150	12
Inventory	(1,458)	(410)
Prepaid expenses and other current assets	(389)	(462)
Other long-term assets	35	(32)
Advanced payment on contracts to be completed	(31)	(29)
Accounts payable, accrued expenses and accrued payroll	540	(123)
Other current liabilities	10	(17)
Net cash used in operating activities	(8,593)	(3,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases/Sales of equipment, net	(494)	(345)
Net cash used in investing activities	(494)	(345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net of issuance costs	-	3,916
Proceeds from exercise of stock options and warrants	1,564	3,313
Payments of long term debt and capital leases	(7)	(31)
Net cash provided by financing activities	1,557	7,198
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,530)	3,456
CASH AND CASH EQUIVALENTS, beginning of period	13,457	1,054
CASH AND CASH EQUIVALENTS, end of period	$5,927	$4,400
Supplemental Cash Flow Disclosure:
Conversion of debt to equity	$-	$8,567
Payments of A/P through issuance of stock	$-	$153
Stock issued for prepaid services	$257	$17
Cash payments of interest	$8	$5
See notes to condensed financial statements.

eMAGIN CORPORATION
Selected Notes to Consolidated Financial Statements

Note 1 - ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options.  Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation. "The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the second quarter of 2005 and 2004, respectively: (1) average expected volatility of 69% and 99%, (2) average risk-free interest rates of 3.98% and 4.24%, and (3) expected lives of seven years.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three and six months ended June 30, 2005 and 2004.

For the three and six months ended June 30, (In thousands except per share amounts)	Three Months 2005	Three Months 2004	Six Months 2005	Six Months 2004
Net loss applicable to common stockholders', as reported	$(4,498)	$(1,399)	$(7,967)	$(8,004)
Add: Stock based employee compensation expense included in reported net loss
Deduct: Stock-based employee compensation expense determined under fair value method	(527)	(6,043)	(2,055)	(7,282)
Pro forma net loss	$(5,025)	$(7,442)	$(10,022)	$(15,286)
Net loss per share applicable to common stockholders':
Basic and diluted, as reported	$(0.05)	$(0.02)	$(0.10)	$(0.14)
Basic and diluted, pro forma	$(0.06)	$(0.12)	$(0.12)	$(0.26)

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

Receivables consisted of the following:
(In thousands)	June 30, 2005	December 31, 2004
Trade receivables	$1,121	$1,282
Contract receivables	36	25
Total	1,157	1,307
Less allowance for doubtful accounts	(670)	(771)
Net receivables	$487	$536

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares  outstanding  and excluding any potential  dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common equivalent shares totaling 3,340,526 and 3,911,443 have been excluded from the computation of diluted EPS for the three and six months ended June 30, 2005, respectively. 34,799,366 has been excluded from the computation of diluted EPS for the three and six months ended June 30, 2004,  because their effect would be antidilutive.

Note 7 - INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials	$2,806	$1,420
Work in process	259	169
Finished goods	411	429
Total Inventory	$3,476	$2,018

Note 8 - DEBT

Debt consisted of capitalized leased obligation for equipment as follows:

(In thousands)	June 30, 2005	December 31, 2004
Current portion of capitalized lease obligations	$15	$14
Long-term capitalized lease obligations	14	22
Total debt	$29	$36

Note 9 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001 per share. In the three and six months ending June 30, 2005, the Company received $318,000 and $1,564,047, respectively, for the exercise of 600,000 and 3,021,359 warrants and options.

The Company also issued 284,124 and 296,124 shares of common stock, respectively, for the three and six months ended June 30, 2005 for the payment of $244,650 and $256,650 for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended June 30, 2005.

Note 10 - STOCK COMPENSATION

As of June 30, 2005, the Company has outstanding options to purchase 16,358,688 shares. The Company issued all outstanding options at or above fair market value, or has previously expensed those options repriced below fair market value.

Note 11 - COMMITMENTS AND CONTINGENCIES

[a] Royalty payments:

The Company, in accordance with a royalty agreement, with Eastman Kodak is obligated to make minimum annual royalty payments of $125,000 which commenced on January 1, 2001. Under this agreement, the Company must pay to the corporation a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

In April 2005, the Company paid $125,000 for the minimum amount due for 2005. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement. Royalty expense was $42,124 and $64,887, respectively, for the three and six months ended June 30, 2005 as compared to $72,004 and $94,859, respectively, for the three and six months ended June 30, 2004.

[b] Contractual obligations:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The approximate minimum lease payments for the remainder of 2005 are approximately $554,000. Subsequent to 2005 the obligations total approximately $5,053,000.

We currently lease space from IBM for approximately $74,000 per month that houses our own equipment for OLED microdisplay fabrication and for research and development plus additional space for assembly and administrative offices.  In 2004 we entered into an amended lease agreement which extends the term of this lease to May 31, 2009.

In July 2005, we finalized a sub-lease agreement for approximately 18,961 square feet in Bellevue Washington. The Lease is effective as of June 1, 2005, expires on August 31, 2009 and will be used by the Company for general office purposes (including incidental light assembly of electronic equipment). The Company’s lease at its current Redmond location expires in August and will not be renewed.

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

Since our inception in 1996, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government.  We have devoted significant resources to the development and commercial launch of our products.  We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002.  Through inception, as of June 30, 2005, we have recognized an aggregate of approximately $8.0 million from sales of our products, and have a backlog of more than $28 million in products ordered for delivery through 2007.  These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.  In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our operations in Washington State we are also developing personal near-eye display systems and modules that incorporate our Microviewer.

We license our core OLED technology from Eastman Kodak and we have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We are currently the only company to demonstrate publicly and market full-color OLED-on-silicon microdisplays.

Company History

From inception through January 1, 2003, we were a developmental stage company. We have transitioned to manufacturing our product and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure.  Most of our operating expenses are fixed in the near term.  If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Fair value of financial instruments

The Company's cash, cash equivalents, accounts receivable and accounts payable are stated at cost which appropriates fair value due to the short-term nature of these instruments.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

Revenues

Revenues for the three and six months ended June 30, 2005 were approximately $0.7 million and $1.3 million, respectively, as compared to $1.4 million and $2.0 million for the three and six months ended June 30, 2004, a decrease of 55% and 32%, respectively. The decrease in revenue resulted from a shortage of displays available for sale as a result of our manufacturing plant conversions and equipment maintenance issues during the first half of 2005. With production capacity now increased and our new Z800 product launched we anticipate that revenue will increase over the next several quarters.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and six months ended June 30, 2005 were approximately $2.4 million and $4.3 million, respectively, as compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2004, an increase of $0.9 million and $1.4 million, respectively.  Gross loss for the three and six months ended June 30, 2005 were ($1.7) million and ($3) million, respectively, as compared to ($0.1) million and ($0.9), respectively, for the three and six months ended June 30, 2004. This translates to a Gross Margin of (266%) and (224%) for the three and six months ended June 30, 2005 as compared to a Gross Margin of (6%) and (46%), for the three and six months ended June 30, 2004, respectively.

The increased costs of goods sold is directly attributable to our preparation for increased production volumes.  Expenses for the three and six months ended June 30, 2005 reflect two full shifts of production and training for a partial third shift.  Initial prototyping costs  for the new Z800 3DVisor were also recorded during the first half of 2005. Expenses for the three and six months ended June 30, 2004 represented staff required to run a single shift at relatively low throughput.  During the first two quarters of 2005 we redesigned our operations to support what we believe will be increased throughput in excess of 10 times year ago levels.  While these changes were being implemented, the majority of overhead and staff cost was directly expensed to cost of goods sold.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new products.  Gross research and development expenses for the three and six months ended June 30, 2005 were $1.1 million and $2 million, respectively, as compared to $76 thousand and $84 thousand, respectively, for the three and six months ended June 30, 2004.  During the second half of 2004 we initiated two new design projects, the SXGA and the SVGA shrink, that are projected to yield future microdisplay products. More detailed information on these projects can be found in our annual report, on Form 10KSB/A filed May 2, 2005. To accommodate these efforts our costs for the three and six months ended June 30, 2005 reflect expanded staff size and outsourced design services as compared to the three and six months ended June 30, 2004.  We expect R&D expenses to remain fairly constant for the next four quarters as these projects are completed and then to decline slightly through the end of 2006.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses, for the three and six months ended June 30, 2005 were $1.8 million and $3.1 million, respectively, as compared to $1.2 million and $1.9 million, respectively, for the three and six months ended June 30, 2004.  The $0.6 million and $1.2 million increases were primarily due to an increase in staff and increased marketing expenses related to our new product launches and trade show participation.  We expect Sales, general and administrative expenses to remain relatively constant or to increase slightly or to decline slightly over the next several quarters.

Interest Income (expense). Interest income (expense) for the three and six months ending June 30, 2005 were $129 thousand and $147 thousand as compared to $8 thousand and ($5.1) million for the three and six months ended June 30, 2004. The ($5.1) million decrease in interest expense for the three months ended June 30, 2005 was attributable to three factors recorded in 2004; (1) $3.18 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.825 million in Notes to agree to an early conversion of the Notes into common stock, (2) $1,598,325 in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes,  and (3) $74,637 in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.

Liquidity and Capital Resources

Current Financial Position

We have approximately $2.0 million in liabilities and $6.2 million in contractual obligations for a total of $8.2 million as of June 30, 2005. The contractual obligations, along with the dates on which such payments are due, are described below:

(In thousands)		One Year	More Than
Contractual Obligations	Total	or Less	One Year
Operating leases	$5,569	$1,052	$4,517
Royalties	625	125	500
Capital leases	38	18	20
Total contractual obligations	$6,232	$1,195	$5,037

At June 30, 2005 our working capital was $8.7 million and our cash balance was $5.9 million. We currently anticipate that we will experience a material increase in sales if our new products meet with commercial success.  As a result we anticipate that working capital to facilitate higher accounts receivable and inventories will be a principal use of cash through the end of 2005 and in 2006. We anticipate that our operating expenses will remain flat to slightly up  over the next several quarters and that they will also be one of the principal uses of our cash. We expect that that these cash requirements over the next 12 months will be higher than $5.9 million and therefore will be met by a combination of cash on hand, debt, additional financing, exercising of outstanding options and warrants, and revenues generated by operations, though there is no guarantee that these sources of capital will be available or sufficient. If they are not we will have to materially reduce our expenses which would likely have a negative impact on executing our business plans and achieving our projected revenue growth.

We have received purchase agreements for approximately $28 million for our products to be delivered now through 2007.  Scheduled deliveries against our purchase agreements and other customer requirements are subject to change depending on a number of factors including, our production capacity, our customers' production timing of related systems into which they are integrating our products and their other supplier schedules, changes in the expected procurement periods for military programs and the requirements of the individual agreements and contracts that we have with our customers.

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

Risks Related To Our Financial Results

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE.

Accumulated losses excluding non-cash transactions as of June 30, 2005, were $55 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated deficit of $157 million, the majority of which was related to the March 2000 merger and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

RISKS RELATED TO MANUFACTURING

THE MANUFACTURE OF OLED-ON-SILICON IS NEW AND OLED MICRODISPLAYS HAVE NOT BEEN PRODUCED IN SIGNIFICANT QUANTITIES.

If we are unable to produce our products in sufficient quantity, we will be unable to meet our customer’s time requirements and would have difficulties in attracting new customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not have material exposure to market risk from derivatives or other financial instruments as of June 30, 2005, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 505,000 options that have common shares underlying. The Company will realize no proceeds from the exercise of these options.

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

EMAGIN CORPORATION

Date: August 15, 2005	By:	/s/ Gary Jones
Gary Jones
CHIEF EXECUTIVE OFFICER, PRESIDENT

Date: August 15, 2005	By:	/s/ John Atherly
John Atherly
CHIEF FINANCIAL OFFICER