Form 10QSB/A
period 2004-03-31
EMAGIN CORP
filed 2005-11-02
CIK 1046995

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

                              10500 N.E. 8th Street
                                   Suite 1400
                               Bellevue, WA 98004
                    (Address of principal executive offices)

                                 (425) 749-3600
                           (Issuer's telephone number)
                               ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2004 the Registrant had 63,677,618 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

PRELIMINARY NOTE (restated):

This Amended Quarterly Report on Form 10-QSB/A is being filed to provide additional information to clarify the corrections reported in the previously Amended Quarterly Report on Form 10-QSB/A filed by the Company on April 12, 2005. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Statement of Changes in Stockholders' Equity and Selected Notes to Consolidated Financial Statements are labeled as "restated" where applicable. The restatement was in connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004 where it was determined that the unamortized debt discount and the deferred financing costs should have been recorded as interest expense. The restated statements increase additional paid-in capital by approximately $1.67 million representing unamortized debt discount and deferred financing costs and increase interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. The following table presents the impact of the corrections:

                 Unaudited Consolidated Statements of Operations
                        Three Months Ended March 31, 2004

                                              Originally
                                                 Filed            Restated
                                            ----------------  -----------------
Other income (expense)                         $(3,403,110)       $(5,076,082)
Net loss                                       $(4,932,972)       $(6,605,944)
Basic and diluted loss per common share          $   (0.09)         $   (0.13)

In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Amended Quarterly Report on Form 10-QSB/A previously filed by the Company on April 12, 2005.

In addition, we are revising Item 3, Controls and Procedures, to disclose that the Company's management believes that its controls and procedures were not effective as of the end of the period covered by this report due to the restatements to the Company's financial statements as set forth above.

                          PART I. FINANCIAL INFORMATION


Index                                                                                                Page Number
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2004 (unaudited) and                                4
              December 31, 2003 (restated)

              Unaudited Consolidated Statements of Operations for the
              Three-Months ended March 31, 2004 and March 31, 2003 (restated)                                 5

              Unaudited Consolidated Statements of Cash Flows for the
              Three-Months ended March 31, 2004 and March 31, 2003 (restated)                                 6

              Unaudited Consolidated Statement of Changes in Stockholders'
              Equity from December 31, 2003 to March 31, 2004  (restated)                                     7

              Selected Notes to Consolidated Financial Statements (restated)                                  8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation (restated)                                                                14

Item 3.       Controls and Procedures                                                                        24


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                26

Item 4.       Submission of Matters to a Vote of Security Holders                                            26

Item 5.       Other Information                                                                              26

Item 6.       Exhibits and Reports on Form 8-K                                                               26

SIGNATURE                                                                                                    28

CERTIFICATION                                                                                          See Exhibits

31.1          Certification by Chief Executive Officer pursuant to Sarbanes
              Oxley Section 302.

31.2          Certification by Chief Financial Officer pursuant to Sarbanes
              Oxley Section 302.

32.1          Certification by Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350

32.2          Certification by Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350

                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                          March 31, 2004        December 31, 2003
                                                                                    -----------------------------------------
CURRENT ASSETS:                                                                       (Unaudited)
                                                                                       (Restated)
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


                                                                           Three Months       Three Months
                                                                              Ended              Ended
                                                                          March 31, 2004     March 31, 2003
                                                                            (Restated)
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



                                                                          Three Months          Three Months
                                                                              ended                ended
                                                                         March 31, 2004        March 31, 2003
                                                                           (Restated)
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

                       See notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                  (Unaudited)
                                   (Restated)

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

Basis of Presentation (Restated)

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

Stock-Based Compensation (Restated)

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

  For the three months ended March 31,                       2004                  2003
                                                          (Restated)
  ----------------------------------------------- --------------------- ---------------------
  Net loss applicable to common stockholders',    $         (6,605,944) $         (2,405,491)
  as reported
  ----------------------------------------------- --------------------- ---------------------
  Add: Stock based employee compensation
  expense included in reported net loss                              -                     -
  ----------------------------------------------- --------------------- ---------------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method                (1,288,000)           (1,441,445)
  ----------------------------------------------- --------------------- ---------------------
  Pro forma net loss                              $         (7,893,944) $         (3,846,836)
  ----------------------------------------------- --------------------- ---------------------
  Net loss per share applicable to common
  stockholders':
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, as reported                  $              (0.13) $              (0.08)
  ----------------------------------------------- --------------------- ---------------------
  Basic and diluted, pro forma                    $              (0.15) $              (0.13)
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

The components of inventories are as follows:

                                         March 31, 2004       December 31, 2003

        Raw materials                   $   229,157              $     20,416
        Work in process                     142,811                    43,750
        Finished goods                      141,912                   211,251
                                        ------------             -------------
           Total Inventory              $   513,880              $    275,417
                                        ============             =============
Note 8 - DEBT (Restated)

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

Note 9 - STOCKHOLDERS' EQUITY (Restated)

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

     Notwithstanding the foregoing, in connection with the audit of our annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 we determined that the conversion of the debt to equity during the first quarter of 2004 should have been classified as a debt transaction and therefore an expense should have been recorded in connection with the conversion. As set forth in this report and in our quarterly report on Form 10-QSB/A for the period ended March 31, 2004 which was filed with the SEC on April 12, 2005, the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements have been restated, where applicable, to classify the conversion as a debt transaction and record an expense in connection with the conversion. Accordingly, these restatements, which were due to interpretations of the accounting treatment of such transactions which was subsequently determined to be incorrect, has lead management to determine that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Notwithstanding the foregoing, we engaged John Atherly in June 2004 as our Chief Financial Officer, and in May 2005, we appointed Irwin Engelman to our board of directors and appointed Mr. Engelman as the Chairman of our Audit Committee immediately following our annual meeting of shareholders which was held on September 30, 2005. In addition, we have hired a new Director of Finance to assist the Chief Financial Officer with our filing and other financial reporting obligations. We believe these additions in personnel enhance our ability to meet our financial and other reporting obligations as well as strengthen our disclosure controls and procedures so that they are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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


                                        eMAGIN CORPORATION



Dated: November 2, 2005
                                      By:  /S/ Gary W. Jones
                                               ---------------
                                               Gary W. Jones
                                               Chief Executive Officer