Form 10QSB/A
period 2004-06-30
EMAGIN CORP
filed 2005-11-02
CIK 1046995

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

                               eMAGIN CORPORATION

        (Exact name of small business issuer as specified in its charter)

                        Commission file number: 000-24757


            DELAWARE                                  56-1764501
    (State or other jurisdiction                    (IRS Employer
   of incorporation or organization)               Identification No.)


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

PRELIMINARY NOTE (restated):

This Amended Quarterly Report on Form 10-QSB/A is being filed to provide additional information to clarify the corrections reported in the previously Amended Quarterly Report on Form 10-QSB/A filed by the Company on April 12, 2005. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements are labeled as "restated" where applicable. The restatement was in connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004 where it was determined that the unamortized debt discount and the deferred financing costs should have been recorded as interest expense. The restated statements reflect the changes made in the previous quarter ended March 31, 2004 filed on Form 10-QSB/A of the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. The following table presents the impact of the corrections:


                 Unaudited Consolidated Statements of Operations
  -----------------------------------------------------------------------------------------------------
                                      Three Months Ended                   Six Months Ended
                                        June 30, 2004                       June 30, 2004
                              ---------------------------------   -------------------------------------
                                Originally                         Originally
                                  Filed           Restated            Filed            Restated
                              ---------------  ----------------  ----------------  -----------------
  Other income (expense)         $     8,012      $     8,012      $(3,395,098)       $(5,068,069)

  Net loss                       $(1,398,722)     $(1,398,722)     $(6,331,694)       $(8,004,666)
  Basic and diluted loss per
  common share                   $     (0.02)     $     (0.02)     $     (0.11)       $     (0.14)

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

                          PART I. FINANCIAL INFORMATION


Index                                                                                                Page Number
Item 1.       Consolidated Financial Statements
              Consolidated Balance Sheets at June 30, 2004 (Unaudited) and                                    4
              December 31, 2003 (restated)


              Unaudited Consolidated Statements of Operations for the Three and
              Six Months ended June 30, 2004 and June 30, 2003 (restated)                                     5

              Unaudited Consolidated Statements of Cash Flows for the Six Months
              ended June 30, 2004 and June 30, 2003 (restated)                                                6

              Unaudited Consolidated Statement of Changes in Shareholders' Equity from
              December 31, 2003 to June 30, 2004 (restated)                                                   7

              Selected Notes to Consolidated Financial Statements (restated)                                  8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation (restated)                                                                15

Item 3.       Controls and Procedures                                                                        25

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              26

Item 2.       Changes in Securities and Use of Proceeds                                                      26

Item 3.       Defaults Upon Senior Securities                                                                26

Item 4.       Submission of Matters to a Vote of Security Holders                                            26

Item 5.       Other Information                                                                              26

Item 6.       Exhibits and Reports on Form 8-K                                                               27

SIGNATURE                                                                                                    28


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


                               eMAGIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30, 2004             December 31,
                                                                                    (Unaudited)                2003
                                                                                    (Restated)
                                                                                  --------------         ------------------
CURRENT ASSETS:

   Cash and cash equivalents                                                      $   4,400,282          $       1,053,895
   Trade receivables                                                                    798,155                    768,537
   Unbilled costs and estimated profits on contracts in progress                              -                     75,359
   Inventory                                                                            884,855                    275,417
   Prepaid expenses and other current assets                                            598,914                    287,958
                                                                                  --------------         ------------------
      Total current assets                                                            6,682,206                  2,461,166

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:                                                 3,696,304                  3,350,930
Less:  Accumulated depreciation                                                      (2,451,360)                (2,149,991)
                                                                                  --------------         ------------------
Equipment and leasehold improvements, net                                             1,244,944                  1,200,939

INTANGIBLE ASSETS                                                                        45,897                          -
Less: Accumulated amortization                                                             (502)                         -
                                                                                  --------------         ------------------
Intangible assets, net                                                                   45,395                          -

OTHER LONG-TERM ASSETS                                                                   36,258                     86,907
                                                                                  --------------         ------------------
      Total assets                                                                $   8,008,803          $       3,749,011
                                                                                  ==============         ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $     423,413          $         234,869
   Accrued payroll and benefits                                                         607,199                    952,850
   Other accrued expenses                                                               332,072                    988,569
   Advanced payments                                                                     93,611                    122,362
   Current portion of long term debt                                                     16,991                     38,184
   Other current liabilities                                                             34,762                     18,008
                                                                                  --------------         ------------------
      Total current liabilities                                                       1,508,048                  2,354,842

Capitalized lease obligations                                                            29,468                     36,257
Notes payable and short-term debt subsequently converted to equity                            -                  6,124,451
                                                                                  --------------         ------------------
      Total liabilities                                                               1,537,516                  8,515,550

                   SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Common Stock, par value $0.001 per share
      Shares authorized - 100,000,000
      Shares issued and outstanding - 63,971,483 and 42,695,412                          63,971                     42,694
   Additional paid-in capital                                                       150,732,560                131,598,910
   Deferred compensation                                                                      -                    (87,565)
   Accumulated deficit                                                             (144,325,244)              (136,320,578)
                                                                                  --------------         ------------------
      Total shareholders' equity (capital deficiency)                                 6,471,287                 (4,766,539)
                                                                                  --------------         ------------------
      Total liabilities and shareholders' equity                                  $   8,008,803          $       3,749,011
                                                                                  ==============         ==================

                   See selected notes to financial statements
                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months     Three Months      Six Months        Six Months
                                                           Ended             Ended            Ended             Ended
                                                       June 30, 2004     June 30, 2003*   June 30, 2004     June 30, 2003*
                                                                                           (Restated)
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

                                                                           Six Months            Six Months
                                                                              ended                ended
                                                                          June 30, 2004        June 30, 2003*
                                                                           (Restated)
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

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (Unaudited)
                                   (Restated)

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

Stock-Based Compensation Expense (Restated)

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

  For the three and six months ended June          Three Months   Three Months    Six Months      Six Months
  30,                                                 2004            2003           2004            2003
                                                                                  (Restated)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Net loss applicable to common stockholders',
  as reported                                     $  (1,398,722) $     515,899  $  (8,004,666) $  (1,889,592)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Add: Stock based employee compensation
  expense included in reported net loss                       -              -              -              -
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method         (6,043,119)       (44,264)    (7,281,755)    (1,485,709)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Pro forma net loss.                             $  (7,441,841) $     471,635  $ (15,286,421) $  (3,375,301)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Net loss per share applicable to common
  shareholders':
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Basic and diluted, as reported                  $       (0.02) $        0.02  $       (0.14) $       (0.06)
  ----------------------------------------------- -------------- -------------- -------------- --------------
  Basic and diluted, pro forma                    $       (0.12) $        0.01  $       (0.26) $       (0.10)
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
                                         =============          =============

Note 8 - DEBT (Restated)

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

Note 9 - SHAREHOLDERS' EQUITY (Restated)

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

NOTE 13 - SUBSEQUENT EVENTS (Restated)

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

Results of Operations (Restated)

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

     Notwithstanding the foregoing, in connection with the audit of our annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 we determined that the conversion of the debt to equity during the first quarter of 2004 should have been classified as a debt transaction and therefore an expense should have been recorded in connection with the conversion. As set forth in this report and in our quarterly report on Form 10-QSB/A for the period ended June 30, 2004 which was filed with the SEC on April 12, 2005, the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements have been restated, where applicable, to classify the conversion as a debt transaction and record an expense in connection with the conversion. Accordingly, these restatements, which were due to interpretations of the accounting treatment of such transactions which was subsequently determined to be incorrect, has lead management to determine that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

                                                 eMAGIN CORPORATION


Dated:  November 2, 2005                       By:/S/ Gary W. Jones
                                                 -----------------------
                                                 Gary W. Jones
                                                 Chief Executive Officer