Form 10QSB/A
period 2004-09-30
EMAGIN CORP
filed 2005-11-02
CIK 1046995

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

PRELIMINARY NOTE (restated):

This Amended Quarterly Report on Form 10-QSB/A is being filed to provide additional information to clarify the corrections reported in the previously Amended Quarterly Report on Form 10-QSB/A filed by the Company on April 12, 2005. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements are labeled as "restated" where applicable. The restatement was in connection with the preparation of the Company's annual report on Form 10-KSB for the year ended December 31, 2004 where it was determined that the re-pricing of the original warrants should have been classified as an equity transaction and therefore no expense should have been recorded in connection with the re-pricing of the warrants and that the unamortized debt discount and the deferred financing costs should have been recorded as interest expense. The restated statements reflect the elimination of $594,568 of interest expense in relation to the re-pricing of warrants issued for the non-participation of investors and the reclassification of approximately $1.67 million of unamortized debt discount and deferred financing costs from additional paid-in-capital to interest expense in relation to the March 3, 2004 debt conversion of approximately $8.567 million in principal and accrued interest. The following table presents the impact of the corrections:

                 Unaudited Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                           Three months ended September 30,       Nine months ended September 30,
                                                      2004                                    2004
                                           --------------------------------    ---------------------------------------
                                           Originally Filed      Restated      Originally Filed             Restated
                                           ----------------- --------------    -------------------    ----------------
Other income (expense)                         $  (568,561)    $    26,007        $  (3,963,658)         $(5,042,062)
Net loss                                       $(2,349,467)    $(1,754,899)       $  (8,681,161)         $(9,759,565)

Basic and diluted loss per common share        $   (0.04)      $     (0.03)       $       (0.14)         $     (0.16)

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

PART I.   FINANCIAL INFORMATION

Index                                                                                                Page Number

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2004 (Unaudited) and
              December 31, 2003 (restated)                                                                    4

              Unaudited Consolidated Statements of Operations for the Three and
              Nine Months ended September 30, 2004 and September 30, 2003 (restated)                          5

              Unaudited Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 2004 and September 30, 2003 (restated)                                      6

              Unaudited Consolidated Statement of Changes in Shareholders' Equity from
              December 31, 2003 to September 30, 2004 (restated)                                              7

              Selected Notes to Consolidated Financial Statements (restated)                                  8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation (restated)                                                                14

Item 3.       Controls and Procedures                                                                        24

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              25

Item 2.       Changes in Securities and Use of Proceeds                                                      25

Item 3.       Defaults Upon Senior Securities                                                                25

Item 4.       Submission of Matters to a Vote of Security Holders                                            25

Item 5.       Other Information                                                                              25

Item 6.       Exhibits and Reports on Form 8-K                                                               25

SIGNATURE                                                                                                    26

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
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,    December 31,
                                      ASSETS                             2004             2003
                                                                    ------------------------------
                                                                      (Unaudited)
                                                                      (Restated)
CURRENT ASSETS:
   Cash and cash equivalents .....................................   $   4,051,286    $   1,053,895
   Trade receivables, net ........................................         869,622          768,537
   Unbilled costs and estimated profits on contracts in progress .            --             75,359
   Inventory .....................................................       1,457,907          275,417
   Prepaid expenses and other current assets .....................         617,064          287,958
                                                                     ------------------------------
      Total current assets .......................................       6,995,879        2,461,166

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: ............................       3,827,649        3,350,930
Less:  Accumulated depreciation ..................................      (2,604,631)      (2,149,991)
                                                                     ------------------------------
Equipment and leasehold improvements, net ........................       1,223,018        1,200,939

INTANGIBLE ASSETS ................................................          53,819             --
Less: Accumulated amortization ...................................          (1,378)            --
                                                                     ------------------------------
Intangible assets, net ...........................................          52,441             --

OTHER LONG-TERM ASSETS ...........................................          36,258           86,907
                                                                     ------------------------------
      Total assets ...............................................   $   8,307,596    $   3,749,011
                                                                     ==============================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..............................................   $     736,284    $     234,869
   Accrued payroll and benefits ..................................         541,827          952,850
   Other accrued expenses ........................................         211,967          988,569
   Advanced payments .............................................          41,903          122,362
   Current portion of long term debt .............................          13,588           38,184
   Other current liabilities .....................................          34,762           18,008
                                                                     ------------------------------
      Total current liabilities ..................................       1,580,331        2,354,842

Capitalized lease obligations ....................................          25,887           36,257
Notes payable and short-term debt subsequently converted to equity            --          6,124,451
                                                                     ------------------------------
      Total liabilities ..........................................       1,606,218        8,515,550

                    SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Common Stock, par value $0.001 per share
      Shares authorized - 200,000,000
      Shares issued and outstanding - 66,257,590 and 42,695,412 ..          66,258           42,694
   Additional paid-in capital ....................................     152,715,263      131,598,910
   Deferred compensation .........................................            --            (87,565)
   Accumulated deficit ...........................................    (146,080,143)    (136,320,578)
                                                                     ------------------------------
      Total shareholders' equity (capital deficiency) ............       6,701,378       (4,766,539)
                                                                     ------------------------------
      Total liabilities and shareholders' equity .................   $   8,307,596    $   3,749,011
                                                                     ==============================

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months        Three Months       Nine Months         Nine Months
                                                 Ended              Ended              Ended               Ended
                                           September 30, 2004 September 30, 2003 September 30, 2004   September 30, 2003
                                              (Restated)                             (Restated)
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

                                                                Nine Months    Nine Months
                                                                   ended          ended
                                                               September 30,   September 30,
                                                                    2004           2003
                                                                 (Restated)
                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................   $(9,759,565)   $(2,798,743)
Adjustments to reconcile net loss to net cash
        used in operating activities

   Depreciation and amortization ............................       454,640        365,535
   Amortization of  intangibles .............................         1,378        331,442
   Amortization of financing fees ...........................         7,863         69,432
   Bad debt expense .........................................        33,656           --
   Non-cash charge for stock based compensation .............        87,565      2,095,407
   Non-cash interest related charges ........................       130,419        384,368
   Non-cash charge for services received ....................         8,400        443,252
   Non-cash financing expense ...............................     4,955,186        103,899
   Non-cash debt restructure ................................          --       (4,637,993)

Changes in operating assets and liabilities:
       Trade receivables ....................................       (59,381)      (545,353)
       Unbilled costs and estimated profits on contracts in
        progress ............................................          --           50,000
       Inventory ............................................      (982,768)      (113,258)
       Prepaid expenses and other current assets ............      (318,850)      (312,833)
       Other long-term assets ...............................       (31,851)        61,960
       Advanced payment on contracts to be completed ........       (80,459)        59,385
       Deferred revenue .....................................          --          (29,900)
       Accounts payable and accrued expenses ................        53,882       (560,665)
       Other current liabilities ............................        16,754        282,676
                                                                ---------------------------
             Net cash used in operating activities ..........    (5,483,131)    (4,751,389)
                                                                ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment ...................................      (476,175)      (880,572)
                                                                ---------------------------
             Net cash used in investing activities ..........      (476,175)      (880,572)
                                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net of issuance costs     3,916,536           --
   Proceeds from exercise of stock options and warrants .....     5,078,423        986,054
   Proceeds from long and short term debt ...................          --        6,000,000
   Payments for capital leases ..............................       (38,262)          --
                                                                ---------------------------
             Net cash provided by financing activities ......     8,956,697      6,927,676
                                                                ---------------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ..................     2,997,391      1,295,715
CASH AND CASH EQUIVALENTS, beginning of period ..............     1,053,895         82,951
                                                                ---------------------------
CASH AND CASH EQUIVALENTS, end of period ....................   $ 4,051,286    $ 1,378,666
                                                                ===========================
Supplemental Cash Flow Disclosure:
Conversion of debt to equity ................................   $ 8,567,424    $ 4,845,537
Payments of A/P through issuance of stock ...................       202,875           --
Stock issued for prepaid services ...........................       186,257        748,116
Cash payments of interest ...................................         5,172           --

                   See selected notes to financial statements.

                               eMAGIN CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (Restated)


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


  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  For the three and nine months ended September     Three Months        Three Months          Nine Months          Nine Months
  30,                                                   2004                2003                 2004                 2003
                                                     (Restated)                               (Restated)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Net loss applicable to common stockholders,
  as reported                                      $ (1,754,899)         $  (909,151)       $  (9,759,565)        $ (2,798,743)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Add: Stock based employee compensation
  expense included in reported net loss                       -                    -                    -                    -
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Deduct:  Stock-based employee compensation
  expense determined under fair value method           (297,750)                (316)          (7,628,869)          (1,486,025)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Pro forma net loss                               $ (2,052,649)         $  (909,467)       $ (17,388,434)        $ (4,284,768)
  ----------------------------------------------- ----------------- -------------------- -------------------- --------------------
  Net loss per share applicable to common
  stockholders:

  Basic and diluted, as reported                   $      (0.03)         $     (0.02)       $       (0.16)        $      (0.08)
  Basic and diluted, pro forma                     $      (0.03)         $     (0.02)       $       (0.29)        $      (0.12)
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
                                 ==================         =================


Note 8 - DEBT (Restated)


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

NOTE 13 - SUBSEQUENT EVENTS (Restated)

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

     Notwithstanding the foregoing, in connection with the audit of our annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 we determined that the re-pricing of our original Class A, B and C warrants in August 2004 should have been classified as an equity transaction and therefore no expense should have been recorded in connection with the re-pricing of the warrants and that the unamortized debt discount and the deferred financing costs should have been recorded as interest expense. As set forth in this report and in our quarterly report on Form 10-QSB/A for the period ended September 30, 2004 which was filed with the SEC on April 12, 2005, the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements have been restated, where applicable, to record the unamortized debt discount and the deferred financing costs as interest expense. Accordingly, these restatements, which were due to interpretations of the accounting treatment of such transactions which was subsequently determined to be incorrect, has lead management to determine that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

                                                 eMAGIN CORPORATION


Dated:  November 2, 2005                       /s/ Gary W. Jones
                                                 -----------------------
                                                 Gary W. Jones
                                                 Chief Executive Officer