Form 10KSB/A
period 2004-12-31
EMAGIN CORP
filed 2005-11-02
CIK 1046995

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

                               eMagin Corporation
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                           56-1764501
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)





10500 N.E. 8th Street, Suite 1400, Bellevue, WA              98004
-----------------------------------------------            ------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (425) 749-3600
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

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



EXPLANATORY NOTE: This Amended Form 10-KSB/A is being filed for the purpose of amending the form on which the Company previously filed its Form 10-KSB/A for the fiscal year ended December 2004 filed by the Company on May 2, 2005. This amended Form 10-KSB/A is being filed for the sole purpose of modifying Exhibits
31.1 and 31.2 Certification Pursuant to Sarbanes-Oxley Section 302 to complete the statement under 5(a) by including the term: material weaknesses under 5(a). In all other material respects this Amended Form 10-KSB/A is unchanged from the Form 10-KSB/A filed by the Company on May 2, 2005.

In addition, we are revising Item 8A, Controls and Procedures, to disclose that the Company's management believes that its controls and procedures were not effective as of the end of the period covered by this report due to the restatements to the Company's financial statements as set forth above.

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

     Notwithstanding the foregoing, in connection with the audit of this annual report on Form 10-KSB for the year ended December 31, 2004, on March 28, 2005 we determined that the conversion of the debt to equity during the first quarter of 2004 should have been classified as a debt transaction and therefore an expense should have been recorded in connection with the conversion. As set forth in our quarterly report on Form 10-QSB/A for the period ended March 31, and June 30, 2004 which was filed with the SEC on April 12, 2005, the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements have been restated, where applicable, to classify the conversion as a debt transaction and record an expense in connection with the conversion. In addition, on March 28, 2005 we determined that the re-pricing of our original Class A, B and C warrants in August 2004 should have been classified as an equity transaction and therefore no expense should have been recorded in connection with the re-pricing of the warrants and that the unamortized debt discount and the deferred financing costs should have been recorded as interest expense. As set forth in our quarterly report on Form 10-QSB/A for the period ended September 30, 2004 which was filed with the SEC on April 12, 2005, the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Statement of Changes in Shareholders' Equity and Selected Notes to Consolidated Financial Statements have been restated, where applicable, to record the unamortized debt discount and the deferred financing costs as interest expense. Accordingly, these restatements, which were due to interpretations of the accounting treatment of such transactions which was subsequently determined to be incorrect, has lead management to determine that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of November 2005.

EMAGIN CORPORATION

BY:         /s/ Gary Jones
            --------------
            Gary Jones
            CHIEF EXECUTIVE OFFICER,
            PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                      TITLE                             DATE



/S/ Gary Jones                President, Chief Executive      November 2, 2005
------------------            Officer, and Director
Gary Jones

/S/ John Atherly              Chief Financial Officer         November 2, 2005
------------------
John Atherly

/s/ Claude Charles            Director                        November 2, 2005
------------------
Claude Charles

/s/ Paul Cronson              Director                        November 2, 2005
------------------
Paul Cronson

/S/ Dr. Jacob E Goldman       Director                        November 2, 2005
-----------------------
Dr. Jacob E Goldman

/s/ Adm. Thomas Paulsen       Director                        November 2, 2005
------------------
Adm. Thomas Paulsen


/s/ Dr. Jill Wittels          Director                        November 2, 2005
------------------
Dr. Jill Wittels

/S/ Irwin Engelman            Director                        November 2, 2005
------------------
Irwin Engelman