Form 10-Q/A
period 2005-03-31
EMAGIN CORP
filed 2005-11-03
CIK 1046995

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

10500 N.E. 8th Street, Suite 1400
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

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-Q/A is being filed for the purpose of amending the form on which the Company previously filed its Amended Quarterly Report on Form 10-Q/A filed by the Company on July 13, 2005. This amended Quarterly Report is being filed for the sole purpose of modifying Exhibits 31.1 and 31.2 Certification Pursuant to Sarbanes-Oxley Section 302 to complete the statement under 5(a) by including the term: material weaknesses. In all other material respects this Amended Quarterly Report on Form 10-Q/A is unchanged from the Amended Quarterly Report on Form 10-Q/A filed by the Company on July 13, 2005.

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

PART I-FINANCIAL INFORMATION
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

See notes to financial statements.

eMAGIN CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

Common Stock	Additional paid-in	Accumulated
	Shares	$	Capital	Deficit	Total
Balance, December 31, 2004	79,639	$80	165,399	$(149,031)	$16,448
Stock options exercised	8		6		6
Stock warrants exercised	2,413	2	1,237		1,239
Issuance of common stock for services	12		12		12
Net loss for period				(3,469)	(3,469)
Balance, March 31, 2005	82,072	$82	166,654	$152,500	$14,236

See notes to financial statements.

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

OU R PRODUCTS WILL LIKELY EXPERIENCE RAPIDLY DECLINING UNIT PRICES.

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

EMAGIN CORPORATION
Date: November 2, 2005	By:	/s/ Gary Jones Gary Jones
CHIEF EXECUTIVE OFFICER, PRESIDENT

Date: November 2, 2005	By:	/s/ John Atherly John Atherly
CHIEF FINANCIAL OFFICER