Form 10-Q/A
period 2005-06-30
EMAGIN CORP
filed 2005-11-03
CIK 1046995

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
Bullevue, WA 98004
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
EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-Q/A is being filed for the purpose of amending the form on which the Company previously filed its Quarterly Report on Form 10-Q filed by the Company on August 15, 2005. This amended Quarterly Report is being filed for the sole purpose of modifying Exhibits 31.1 and 31.2 Certification Pursuant to Sarbanes-Oxley Section 302 to complete the statement under 5(a) by including the term: material weaknesses. In all other material respects this Amended Quarterly Report on Form 10-QA is unchanged from the Quarterly Report on Form 10-Q filed by the Company on August 15, 2005.

EMAGIN CORPORATION

FORM 10-Q/A FOR THE THREE MONTHS

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2005	December 31, 2004
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$5,928	$13,457
Trade receivables, net	487	536
Inventory	3,476	2,018
Prepaid expenses and other current assets	1,204	880
Total current assets	11,095	16,891
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:	4,566	4,072
Less: Accumulated depreciation	(3,145)	(2,767)
Total equipment and leasehold improvements, net	1,421	1,305
Intangible assets, net	61	54
Other long-term assets	152	186
Total assets	$12,729	$18,436
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$933	$822
Accrued payroll and benefits	787	674
Other accrued expenses	599	357
Advanced payments	33	64
Current portion of capitalized lease obligation	15	14
Other current liabilities	47	35
Total current liabilities	2,414	1,966
Capitalized lease obligations - long term	14	22
Total liabilities	2,428	1,988
SHAREHOLDERS' EQUITY:
Common stock, par value $0.001 per share
Shares authorized - 200,000,000
Shares issued and outstanding - 82,956,300 and 79,638,817	83	80
Additional paid-in capital	167,216	165,399
Accumulated deficit	(156,998	(149,031)
Total shareholders' equity	10,301	16,448
Total liabilities and shareholders' equity	$12,729	$18,436
See notes to condensed financial statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
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