Form 10-Q
period 2005-09-30
EMAGIN CORP
filed 2005-11-14
CIK 1046995

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

Commission file number: 000-24757

eMAGIN CORPORATION

(Exact name of issuer as specified in its charter)

DELAWARE	56-1764501
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

10500 NE 8th St., Suite 1400
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2005 the Registrant had 99,787,858 shares of Common Stock outstanding.

eMAGIN CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,085	$13,457
Trade receivables, net	760	536
Inventory	3,591	2,018
Prepaid expenses and other current assets	1,225	880
Total current assets	7,661	16,891

Equipment and leasehold improvements	4,737	4,072
Less: Accumulated depreciation	(3,397)	(2,767)
Total equipment and leasehold improvements, net	1,340	1,305

Intangible assets, net	61	54
Other long-term assets	233	186
Total assets	$9,295	$18,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$642	$822
Accrued payroll and benefits	725	674
Other accrued expenses	1,040	357
Advanced payments	48	64
Current portion of capitalized lease obligation	16	14
Other current liabilities	125	35
Total current liabilities	2,596	1,966
Capitalized lease obligations - long term	10	22
Total liabilities	2,606	1,988
Shareholders' equity:
Common stock, $0.001 par value: authorized 200,000,000 shares; issued and outstanding, 83,168,802 shares as of September 30, 2005 and 79,638,817 shares as of December 31, 2004	83	80
Additional paid-in capital	167,367	165,399
Accumulated deficit	(160,761)	(149,031)
Total shareholders' equity	6,689	16,448
Total liabilities and shareholders' equity	$9,295	$18,436

See notes to condensed consolidated financial statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue, net of returns	$1,131	$1,089	$2,473	$3,075
Cost of goods sold:
Direct cost of goods sold	445	616	807	1,632
Production expenses	2,241	992	6,224	2,876
Total cost of goods sold	2,686	1,608	7,031	4,508
Gross loss	(1,555)	(519)	(4,558)	(1.433)
Operating expenses:
Research and development	1,022	360	3,038	443
Selling, general and administrative	1,220	902	4,315	2,841
Total operating expenses	2,242	1,262	7,353	3,284
Loss from operations	(3,797)	(1,781)	(11,911)	(4,717)
Interest income (expense), net	34	26	181	(5,042)
Net loss	$(3,763)	$(1,755)	$(11,730)	$(9,759)

Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.14)	$(0.16)
Weighted average common shares outstanding, basic and diluted	83,036,471	65,260,205	82,320,101	60,277,581

See notes to condensed consolidated financial statements.

eMAGIN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$

Balance, December 31, 2004	79,639	$80	$165,399	$(149,031)	$16,448
Exercise of Options	104	-	35		35
Exercise of Warrants	3,013	3	1,555		1,558
Issuance of equity for service	413	-	378		378
Net Loss for Period				(11,730)	(11,730)
Balance, September 30, 2005	83,169	$83	$167,367	$(160,761)	$6,689

See notes to condensed consolidated financial statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005		2004
Cash flows from operating activities:
Net loss		$(11,730)	$(9,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		630	456
Bad debt expense		(419)	34
Amortization of financing fees		---	8
Non-cash charge for stock based compensation		---	88
Non-cash interest related charges		---	130
Non-cash charge for services received		397	8
Non-cash financing expense		---	4,955
Changes in operating assets and liabilities:
Trade receivables		195	(59)
Inventory		(1,574)	(984)
Prepaid expenses and other current assets		(382)	(319)
Other long-term assets		(46)	(32)
Advanced payment on contracts to be completed		(16)	(80)
Accounts payable, accrued expenses and accrued payroll		586	54
Other current liabilities		68	17
Net cash used in operating activities		(12,291)	(5,483)
Cash flows from investing activities:
Purchases/Sales of equipment, net		(665)	(477)
Net cash used in investing activities		(665)	(477)
Cash flows from financing activities:
Proceeds from sales of common stock, net of issuance costs		---	3,917
Proceeds from exercise of stock options and warrants		1,594	5,078
Payments of long term debt and capital leases		(10)	(38)
Net cash provided by financing activities		1,584	8,957
Net increase (decrease) in cash and cash equivalents		(11,372)	2,997
Cash and cash equivalents, beginning of period		13,457	1,054
Cash and cash equivalents, end of period		$2,085	$4,051

Supplemental Cash Flow Disclosure:
Conversion of debt to equity	$	----	$8,567
Payments of A/P through issuance of stock		----	203
Stock issued for prepaid services		378	186
Cash payments of interest		8	5

See notes to condensed consolidated financial statements.

eMAGIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options.  Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation.” The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the third quarter of 2005 and 2004, respectively: (1) average expected volatility of 52% and 99%, (2) average risk-free interest rates of 4.39% and 3.79%, and (3) expected lives of ten and seven years.

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three and nine months ended September 30, 2005 and 2004 (in thousands except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(3,763)	$(1,755)	$(11,730)	$(9,759)
Deduct: Stock-based employee compensation expense determined under fair
value method	(465)	(298)	$(2,809)	(7,629)
Pro forma net loss	$(4,228)	$(2,053)	$(14,539)	$(17,388)
Net loss per share:
Basic and diluted, as reported	$(0.05)	$(0.03)	$(0.14)	$(0.16)
Basic and diluted, pro forma	$(0.05)	$(0.03)	$(0.18)	$(0.29)

In March 2005, the Company granted 1,100,000 stock options to certain officers and employees of the Company.  The exercise price of these options was equal to the market price of the stock on the date of grant.  The options vest over five years unless there is a change in control or a dismissal without cause in which case the options would vest immediately.

Note 2 - NATURE OF BUSINESS

eMagin  Corporation  is a  developer  and manufacturer of  optical  systems  and microdisplays  for use in  the  electronics  industry.  eMagin also develops and markets microdisplay systems and optics technology for commercial, industrial and military applications.

Note 3 - REVENUE AND COST RECOGNITION

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company defers revenue on products sold directly to the consumer with a thirty day right of return. Revenue is recognized upon the expiration of the right of return.

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

Note 4 - RECEIVABLES

The majority of our commercial accounts receivable are due from Original Equipment Manufacturers  ("OEM"s).  Credit is extended based on an evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns.  Any account outstanding longer than the contractual payment terms is considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the trade accounts receivable are past due, eMagin's previous loss history, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole.   The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are reported as income in the year the payment is received.

Receivables consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Trade receivables	$1,112	$1,282
Contract receivables	---	25
Total	1,112	1,307
Less allowance for doubtful accounts	(352)	(771)
Net receivables	$760	$536

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

Note 6 - NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common equivalent shares totaling 2,233,511 and 3,305,274 have been excluded from the computation of diluted EPS for the three and nine months ended September 30, 2005, respectively, and 11,366,619 and 32,828,735 have been excluded from the computation of diluted EPS for the three and nine months ended September 30, 2004, respectively, because their effect would be antidilutive.

Note 7 - INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,623	$1,420
Work in process	323	169
Finished goods	645	429
Total Inventory	$3,591	$2,018

Note 8 - DEBT

Debt consisted of capitalized leased obligation for equipment as follows (in thousands):

	September 30, 2005	December 31, 2004
Current portion of capitalized lease obligations	$16	$14
Long-term capitalized lease obligations	10	22
Total debt	$26	$36

Note 9 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001 per share. In the three and nine months ending September 30, 2005, the Company received $29,572 and $1,593,619, respectively, for the exercise of 95,694 and 3,117,053 warrants and options, respectively.

The Company also issued 116,808 and 412,932 shares of common stock, respectively, for the three and nine months ended September 30, 2005 for the payment of $121,583 and $378,207, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expense and selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended September 30, 2005.

Note 10 - STOCK COMPENSATION

As of September 30, 2005, the Company has outstanding options to purchase 17,420,494 shares. The Company issued all outstanding options at or above fair market value, or has previously expensed those options repriced below fair market value.

Note 11 - COMMITMENTS AND CONTINGENCIES

[a] Royalty payments:

The Company, in accordance with a royalty agreement, with Eastman Kodak is obligated to make minimum annual royalty payments of $125,000 which commenced on January 1, 2001. Under this agreement, the Company must pay to Eastman Kodak a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

In April 2005, the Company paid $125,000 for the minimum amount due for 2005. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement. Royalty expense was $64,872 and $129,659, respectively, for the three and nine months ended September 30, 2005 as compared to $58,150 and $144,781, respectively, for the three and nine months ended September 30, 2004.

[b] Contractual obligations:

The Company leases certain office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The approximate minimum lease payments for the remainder of 2005 are approximately $338,608. Subsequent to 2005 the obligations total approximately $5,053,000.
We currently lease space from IBM for approximately $74,000 per month that houses our own equipment for OLED microdisplay fabrication and for research and development plus additional space for assembly and administrative offices.  In 2004 we entered into an amended lease agreement which extends the term of this lease to May 31, 2009.

In July 2005, we finalized a sub-lease agreement for approximately 18,961 square feet in Bellevue Washington. The lease was effective September 1, 2005, expires on August 31, 2009 and is used by the Company for general office purposes (including incidental light assembly of electronic equipment). The Company’s lease at its current Redmond location expired in August and will not be renewed.

Note 12 - SUBSEQUENT EVENTS

On October 20, 2005, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 16,619,056 shares of common stock, par value $0.001 per share, at a price of $.55 per share and warrants to purchase up to 9,971,437 shares of common stock for an aggregate purchase price of $9.14 million. The net proceeds received after expenses were $8.38 million.

The warrants are exercisable at a price of $1.00 per share and expire on October 20, 2010. Of the 9,971, 437 warrants, 6,647,627 of the warrants are exercisable on or after May 20, 2006. The remaining 3,323,810 are exercisable after March 31, 2007, however these warrants will be cancelled if the Company’s net revenue for fiscal year 2006 exceeds $20 million or if the investor has sold more than 25% of the shares purchased under the securities purchase agreement prior to December 31, 2006.

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

We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002.  Through inception, as of September 30, 2005, we have recognized an aggregate of approximately $10.3 million from sales of our products, and have a backlog of more than $28 million in products ordered for delivery through 2007.  These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.  In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our operations in Bellevue, Washington we are also developing personal near-eye display systems and modules that incorporate our Microviewer.

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

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds.  We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.  Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. We defer revenue on products sold directly to the consumer with a thirty day right of return. Revenue is recognized upon the expiration of the right of return.

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

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues for the three months ended September 30, 2005 and 2004 were approximately $1.1 million. Revenues for the nine months ended September 30, 2005 were approximately $2.5 million as compared to $3.1 million for the nine months ended September 30, 2004, a decrease of 20%. The decrease in revenue during the first half of 2005 resulted from a shortage of displays available for sale due to manufacturing plant conversions and equipment maintenance issues which were alleviated during the first half of the year. Assuming consistent availability of product we anticipate that revenue will increase over the next several quarters.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and nine months ended September 30, 2005 were approximately $2.7 million and $7.0 million, respectively, as compared to $1.6 million and $4.5 million for the three and nine months ended September 30, 2004, an increase of $1.1 million and $2.5 million, respectively.  The gross losses for the three and nine months ended September 30, 2005 were ($1.6) million and ($4.6) million, respectively, as compared to ($0.5) million and ($1.4) million, respectively, for the three and nine months ended September 30, 2004. This translates to a Gross Margin of (137%) and (184%) for the three and nine months ended September 30, 2005 as compared to a Gross Margin of (48%) and (47%) for the three and nine months ended September 30, 2004, respectively.

The increased cost of goods sold is directly attributable to our preparation for increased production volumes and lower unit volume.  Expenses for the three and nine months ended September 30, 2005 reflect twice the number of personnel in order to run two full shifts of production and initial training for a partial third shift.   Manufacturing startup for the new Z800 3DVisor was also recorded during the first half of 2005.   For comparative purposes expenses for the three and nine months ended September 30, 2004 represented staff required to run a single shift at relatively low throughput. We anticipate that gross margins will now improve as product output increases over the next several quarters.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products and OLED materials.  Gross research and development expenses for the three and nine months ended September 30, 2005 were $1.0 million and $3.0 million, respectively, as compared to $0.3 million and $0.4 million, respectively, for the three and nine months ended September 30, 2004.  During the second half of 2004 we initiated two new design projects, the SXGA and the SVGA shrink, that are projected to yield future microdisplay products. More detailed information on these projects can be found in our annual report, on Form 10KSB/A for 2004. To accommodate these efforts our costs for the three and nine months ended September 30, 2005 reflect expanded staff size and outsourced design services as compared to the three and nine months ended September 30, 2004.  We expect R&D expenses to remain fairly constant for the next several quarters as these projects are completed and then to decline slightly through the end of 2006.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses, for the three and nine months ended September 30, 2005 were $1.2 million and $4.3 million, respectively, as compared to $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2004.  The selling, general and administrative expenses were reduced by $200,000 as a result of the recovery of bad debts for the quarter ended September 30, 2005.  The increases of $300,000 and $1.5 million were primarily due to an increase in sales, marketing and support staff and increased marketing expenses related to our new product launches and trade show participation.  We expect sales, general and administrative expenses to remain relatively constant or to increase slightly over the next several quarters.

Interest Income (Expense). Interest income (expense) for the three and nine months ending September 30, 2005 were $34,000 and $181,000 as compared to $26,000 and ($5.0) million for the three and nine months ended September 30, 2004. The $5.0 million in interest expense for the nine months ended September 30, 2004 was attributable to three factors recorded in 2004: (1) $3.18 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.825 million in Notes to agree to an early conversion of the Notes into common stock, (2) $1.6 million in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes, and (3) $74,637 in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.

Liquidity and Capital Resources

Current Financial Position

We have approximately $2.6 million in liabilities and $6.4 million in contractual obligations for a combined total of $9.0 million as of September 30, 2005. The contractual obligations, along with the dates on which such payments are due, are described below (in thousands):

		One Year	More Than
Contractual Obligations	Total	or Less	One Year
Operating leases	$5,233	$1,339	$3,894
Royalties	1,125	125	1,000
Capital leases	29	18	11
Total contractual obligations	$6,387	$1,482	$4,905

At September 30, 2005 our working capital was $5.1 million and our cash balance was $2.1million. As mentioned in Note 12 - Subsequent Events, we completed a private placement of common stock and warrants that resulted in net proceeds after expenses of $8.38 million. These funds strengthen our liquidity and capital resources and will be used to fund our working capital requirements.

We currently anticipate that we will experience a material increase in sales if our new products meet with commercial success.  As a result we anticipate that working capital to facilitate higher accounts receivable, inventories and operating losses will be a principal use of cash through the end of 2005 and in 2006. We anticipate that our operating expenses will remain flat to slightly up over the next several quarters and that they will also be one of the principal uses of our cash. We expect that these cash requirements over the next 12 months will be met by a combination of cash on hand, debt, exercising of outstanding options, and warrants and revenues generated by operations, though there is no guarantee that these sources of capital will be available or sufficient. If they are not we will have to materially reduce our expenses which would likely have a negative impact on executing our business plans and achieving our projected revenue growth.

Our longer term cash requirements depend on numerous factors, including completion of our product development activities, ability to continue to commercialize our products, timely market acceptance of our products and our customers' products, and other factors.  We expect to carefully devote capital resources to continue these efforts.

Effect Of Recently Issued Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, "An amendment of ARB No. 43, Chapter 4", which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after September 15, 2005 with early adoption permitted. We are currently evaluating the requirements and impact of FAS No. 151, but at this point do not believe the adoption will have a material impact on its financial position, cash flows or results of operations.

FASB Statement 123R (Revision 2004), "Share-Based Payment", was issued in December 2004 and is effective for reporting periods beginning after December 31, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees". Additionally, we comply with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". We will adopt the new statement in its financial statements for the quarter ending March 31, 2006.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE.

Accumulated losses excluding non-cash transactions as of September 30, 2005, were $59 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated deficit of $161 million, the majority of which was related to the March 2000 acquisition and the subsequent write-down of our goodwill. The non-cash losses were dominated by the amortization and write-down of goodwill and purchased intangibles and write-down of acquired in process research and development related to the March 2000 acquisition, and also included some non-cash stock-based compensation. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT GENERATE CASH FROM OPERATIONS.

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

WE ARE DEPENDENT ON A SINGLE MANUFACTURING LINE.

We currently manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully.

WE DEPEND ON SEMICONDUCTOR CONTRACT MANUFACTURERS TO SUPPLY OUR SILICON INTEGRATED CIRCUITS AND OTHER SUPPLIERS OF KEY COMPONENTS, MATERIALS AND SERVICES.

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

THE MICRODISPLAY SYSTEMS BUSINESS IS INTENSELY COMPETITIVE.

We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following:

•	our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;
•	our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;
•	our ability to address the needs of our customers and the quality of our customer services;
•	the quality, performance, reliability, features, ease of use and pricing of our products;
•	successful expansion of our manufacturing capabilities;
•	our efficiency of production, and ability to manufacture and ship products on time;
•	the rate at which original equipment manufacturing customers incorporate our product solutions into their own products;
•	the market acceptance of our customers’ products; and
•	product or technology introductions by our competitors.

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

COMPETING PRODUCTS MAY GET TO MARKET SOONER THAN OURS.

Our competitors are investing substantial resources in the development and manufacture of microdisplay systems using alternative technologies such as reflective liquid crystal displays (LCDs), LCD-on-Silicon ("LCOS") microdisplays, active matrix electroluminescence and scanning image systems, and transmissive active matrix LCDs. Our competitive position could be damaged if one or more of our competitors’ products get to the market sooner than our products. We cannot assure you that our product will get to market ahead of our competitors or that we will be able to compete successfully against current and future competition. The failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

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

OUR PRODUCTS WILL LIKELY EXPERIENCE RAPIDLY DECLINING UNIT PRICES.

In the markets in which we compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we anticipate that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be time, there can be no assurance that these cost reduction plans will be successful. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not have material exposure to market risk from derivatives or other financial instruments as of September 30, 2005, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

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

The Company issued 720,000 options that have common shares underlying.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

1. On September 30, 2005, the Company held its Annual Meeting of Stockholders at the American Stock Exchange in New York City on at 2:00 P.M. local time.

2. There were present in person or by proxy 63,584,583 shares of Common Stock, of a total of 82,829,846 shares of Common Stock entitled to vote.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

Nominee	Number of Shares

Gary W. Jones	62,201,647
Irwin Engleman	62,370,181

4. 34,376,771 shares were voted in favor of the 2005 Employee Stock Purchase Plan.

5. 31,764,637 shares were voted in favor of amending the 2003 Stock Option Plan to provide for grants of shares of Common Stock in addition to options to purchase shares of Common Stock.

6. 31,734,261 shares were voted in favor of increasing the number of authorized shares of Common Stock issuable pursuant to the 2004 Non-Employee Stock Compensation Plan from 1,000,000 to 2,000,000 shares.

7. 62,510,034 shares were voted in favor of the appointment of Eisner LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eMAGIN CORPORATION

Date: November 14, 2005
	By:	/s/ Gary Jones
Gary Jones
Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2005
	By:	/s/ John Atherly
John Atherly
Chief Financial Officer (Principal Accounting and Financial Officer)