Form 10-K
period 2005-12-31
EMAGIN CORP
filed 2006-04-17
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15751

eMAGIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-1764501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10500 NE 8th Street, Suite 1400, Bellevue, Washington 98004
(Address of principal executive offices)

(425) 749-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

. Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of June 30, 2005, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the American Stock Exchange of $0.90 was approximately $69.5 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 17, 2006 was 100,049,382.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Our first commercial product, the SVGA+ (Super Video Graphics Array of 800x600 plus 52 added columns of data) OLED microdisplay was initially offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was shipped in early 2002. We are in the process of completing development of 2 additional OLED microdisplays, namely the SVGA 3DS (SVGA 3D shrink, a smaller format SVGA display with a new cell architecture with embedded features) and an SXGA (1280 x 1024).

In January 2005 we announced the world's first personal display system to combine OLED technology with head-tracking and 3D stereovision, the Z800 3DVisor(tm), which was first shipped in mid-2005. This product received a CES Design and Innovations Award for the electronic gaming category and also received the coveted Best of Innovation Awards for the entire display category. The product was also recognized as a Digital Living Class of 2005 Innovators. In January 2006 we unveiled prototypes of our upcoming X800 3DVisor and Eyebud(tm) Personal Display Systems. The Eyebud for use with video iPods was identified as an important new electronics product by several major publications including USA Today.

We have now accepted purchase agreements for larger quantities of our commercial microdisplay products and virtual imaging subsystems which combine displays with lenses. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by OEM customers for military, medical, industrial, and consumer applications. We market our products globally.

Our OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including greatly increased system level power efficiency, less weight and wider viewing angles. Using our active matrix OLED technology, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with expected lower overall system costs relative to alternate microdisplay technologies. We have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems and we have licensed certain fundamental OLED and display technology from Eastman Kodak.

As the first to exploit OLED technology for microdisplays, and with the support of our partners and the development of our intellectual property, we believe that we enjoy a significant advantage in the commercialization of this display technology for virtual imaging. We believe we are the only company to sell full-color active matrix small molecule OLED-on-silicon microdisplays.

eMagin Corporation was created through the merger of Fashion Dynamics Corporation ("FDC"), which was organized on January 23, 1996 under the laws of the State of Nevada and FED Corporation ("FED"), a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED. The merged company changed its name to eMagin Corporation. Following the merger, the business conducted by the Company is the business conducted by FED prior to the merger.

Our website is located at www.emagin.com and our e-commerce site is www.3dvisor.com. We make available on our website, free of charge, our annual report on Forms 10K and 10KSB, our proxy statement, our quarterly reports on Forms 10Q and 10QSB, our current reports on Form 8K, and all amendments to such reports filed under the Securities and Exchange Act, earnings press releases, and other business-related press releases. We also post on our website the charters of our Audit, Compensation, and Governance and Nominating committees, our Codes of Ethics and any amendments of or waiver to those codes of ethics, and other corporate governance materials recommended by the Securities and Exchange Commission and the American Stock Exchange as they occur.

Industry Overview

The overall flat panel display industry is predicted to approach $100 billion in 2008, according to market research by iSuppli Corporation (Strategic Display Outlook, April 2005), with OLED sales of $2.25 billion and a compound annual growth rate of 51.5%. Within the flat panel industry there are various sizes and applications of flat panel displays, ranging from wall size signage to calculator and viewfinder displays. Displays are sold as independent products (such as flat TVs) or as components of other systems (such as laptop computers). Our products target one segment of the flat panel industry which is known as near-to-the-eye or near-eye microdisplays because they are viewed through a lens rather than directly, in comparison to desktop computer screens which are known as direct view displays.

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

The microdisplay market, according to McLaughlin Consulting Group, is expected to grow to at least $4 billion in 2008. Insight Media and the McLaughlin Consulting Group predict particularly significant growth in one segment of that market - consumer products. Their joint "Personal Displays: Opportunity Analysis and Forecast 2005" focuses on microdisplay-enabled personal electronics for consumers as well as professionals in vertical markets. According to the joint analysis, wireless services and consumer electronic companies, in combination with display developers, will introduce a new generation of communications and entertainment solutions incorporating headset personal displays over the next few years. As a result, sales of such display headsets are forecast at over $1 billion by 2009.

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

Our Approach: OLED-on-Silicon Microdisplays and Optics

There are two basic classes of organic light emitting diode, or OLED, technology, dubbed single molecule or small molecule (monomer) and polymer. Our microdisplays are currently based upon active matrix molecular OLED technology, which we call OLED-on-silicon because we build the displays directly on silicon chips. Our OLED-on-silicon technology uniquely permits millions of individual low-voltage light sources to be built on low-cost, silicon computer chips to produce single color, white or full-color display arrays. OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including increased brightness, lower power requirements, less weight and wider viewing angles. Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in very compact, integrated systems with lowered overall system costs relative to alternative technologies.

We have developed our own proprietary and patented technology to create high performance OLED-on-silicon microdisplays and related optical systems, and we license fundamental OLED technology from Eastman Kodak. (See "Intellectual Property" and "Strategic Relationships"). We expect that the integration of our OLED-on-silicon microdisplays into mobile electronic products will result in lower overall system costs to our OEM customers.

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

The wider viewing angle of our display results in the following superior optical characteristics in comparison with LCDs and other near-eye display technologies:

•	the user does not need to as accurately position the head-wearable display to the eye;

•	the image will change minimally with eye movement and appear more natural; and

•	the display can be placed further from the eye and not cut off part of the image.

In addition, our OLED-on-silicon microdisplays offer faster response times and use much less power than competitive liquid crystal microdisplay systems. Our subsystem-level power consumption is so low that two SVGA, full color, full speed motion video computer displays can easily be run in stereovision off the power from a single USB port on a portable computer. Battery life is extended and weight is greatly reduced in systems using our products.

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

We have commercialized two OLED microdisplay products, our SVGA+ resolution microdisplay, which contains 1.53 million picture elements, and our stereovision-capable SVGA-3D microdisplay, which contains 1.44 million picture elements. We sell our OLED-on-silicon microdisplays for use as components by customers who prefer to design and build their own lenses or coupled with our own optics. We also plan to offer OLED processing on our customers' integrated circuits to some OEMs who design their own integrated circuits. We provide PC Interface Kits and Developer Kits, which include a microdisplay and associated electronics to help OEMs evaluate our microdisplay products and to assist their efforts to build and test new products incorporating our microdisplays. In 2005, we produced our first personal display system to be sold directly to consumers, the Z800 3DVisor for PCs, which incorporates eMagin OLED display stereovision with head tracking capability. We expect to expand our OLED microdisplay and personal display systems product portfolios during 2006.

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

(2) Microviewer(TM) near-eye virtual imaging modules that incorporate our OLED-on-silicon microdisplays with compact lenses and electronic interfaces for integration into OEM products for consumer, industrial, and military markets. We have shipped customized microviewer modules to several customers, some of which have incorporated our products into their own commercially available products; and

(3) Head-wearable near-eye virtual imaging display systems that incorporate our Microviewers(TM) for consumer and industrial markets.

We also offer engineering support and a variety of support products, including developer kits and PC interface kits, to enable customers to quickly integrate our products into their own product development programs.

Our Products

(1) OLED Microdisplay Products

We serve as a component manufacturer by supplying our OLED-on-silicon microdisplays for those customers who have their own lenses or integrated circuits. Our first commercial microdisplay products are based on our "SVGA series" OLED microdisplays. We expect to offer two additional display products in 2006, a smaller format (“shrink”) version of our SVGA display and a SXGA OLED microdisplay. The table below provides a partial listing of the display products that have been developed, or that are in the late stages of development.

OLED Microdisplays:

Microdisplay		Resolution		Size
Product Numbers	Description	(pixels)	Color	(diagonal)

EMA-100080	SVGA+ OLED microdisplay	852x3x600	color	0.62 inch
EMA-100100	SVGA+ OLED microdisplay	852x3x600	white	0.62 inch
EMA-100116	SVGA+ OLED microdisplay	852x3x600	yellow	0.62 inch
EMA-100110	SVGA+ OLED microdisplay	852x3x600	green	0.62 inch
EMA-100052	SVGA 3D OLED microdisplay	800x3x600	color	0.59 inch
TBD	SVGA 3DS OLED microdisplay	800x3x600	various	0.44 inch
TBD	SXGA OLED microdisplay	1280x3x1024	various	0.62 inch

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

Under Development - 0.44-inch Diagonal SVGA-3DS (Super Video Graphics Array plus built-in stereovision capability Shrink Version) for Consumer OEMs. This display also has a resolution of 800 x 3 x 600 pixels. The SVGA-3DS can also be made as a full-color or monochrome microdisplay primarily for high-performance and large-view consumer OEM products such as personal computer games and video/data head-wearable displays, but is also designed to be applicable for digital cameras, video cameras and other portable electronics applications since the 3D feature is optional. This product has most of the features of both the standard SVGA+ and the SVGA-3D along with some important new features, but is smaller so more displays can be placed on each wafer, potentially lowering unit pricing. In high volumes, the SVGA-3DS is expected to be priced lower than the full size SVGA-3D, so it is likely to be selected whenever the OEM customer does not need as large of an image source or needs lower cost.

Under Development - 0.62-inch Diagonal SXGA (Super eXtended Video Graphics Array) for consumer, industrial, medical and military applications. We are developing a full color SXGA microdisplay product as a personal computer-compatible headset display for a large spectrum of applications. We anticipate that prototypes of this display will become available for sampling in early 2007. This product will have 1280 x1024 triad color pixels and an active diagonal similar to that of our original SVGA microdisplays. It will include luminance and dimming ranges compatible with the demands of military applications as well as those of high-end consumer and industrial markets. We anticipate that its performance features and 1280x3x1024 resolution combined with a small package will generate a considerable interest and serve as a catalyst for the development of new applications.

 (2) Microviewer(TM) Products Incorporating Lenses

By providing an integrated solution of a complete microdisplay and lens assembly to integrate into OEM customers' end product design, OEM customers can avoid incurring expensive optics design and tooling costs. Different lens and microdisplay specifications can be mixed and matched to be adapted to many end products.

We have developed advanced lens technology for several applications and believe we hold key patents on certain low cost, high performance lens technology for microdisplay applications. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. Molded plastic prism lenses have been developed to help our commercial and consumer OEM customers obtain better quality, large area virtual images using our displays at relatively low cost in comparison to alternate approaches. Large numbers of these lenses have already been produced.

We sell Microviewer(TM) modules to OEMs for integration with their branded products. Some of our potential customers have stated a preference for Microviewers(TM) over microdisplays since Microviewers(TM) incorporate lenses which save OEMs a step in their manufacturing process and can save them the time required to develop, or integrate a third party high performance lens system. Custom microviewer products incorporated into specially designed modules are currently being sold to OEMs, including Sage Technologies, Night Vision Equipment Corporation, and Total Fire Group.

(3) Personal Display Systems (Head-Wearable and Headset Systems)

Personal display systems, such as our Z800 3DVisors (TM), and upcoming X800 3DVisor and Eyebud(TM), give users the ability to work with their hands while simultaneously viewing information or video on the display. Each of these head-wearable displays enable more versatile portable computing, using a 0.59-inch diagonal microdisplay (SVGA-3D capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye, or a 105 inch movie screen at 12 foot distance. We believe that personal display systems will fill the increasing demand for instant data accessibility and privacy in mobile workplaces. We expect to sell the personal display systems not only to OEM systems and equipment customers through direct sales but to end users through distributors, and our e-commerce website, www.3dvisor.com.

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

We believe that the consumer oriented, virtual-imaging market is characterized by about 20 large OEMs that, collectively, dominate 90% of the market. The non-consumer market consists of niches - industrial, medical, military, arcade games, 3-D CAD/Virtual Reality, and wearable computers. Within each of these market sectors, we believe that our microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. We are targeting the following applications:

(1) Near-Eye Viewers for Digital Cameras, Camcorders and Hand-held Internet and Telecommunications Appliances

We believe that our microdisplays will enhance near-eye applications in the following groups of products:

•
Digital cameras and camcorders, which typically use direct view displays at low resolution, offer a small visual image, and are difficult to see on sunny days. According to leading consumer and retail information provider The NPD Group, forecasts show the U.S. digital camera market will generate more than million units in 2006. The digital camera market is expected to increase by eight percent in revenue and 17 percent in units over 2005. Some of these products may incorporate microdisplays as high-resolution viewfinders which would permit individuals to see enlarged, high-resolution proofs immediately upon taking the picture, giving them the opportunity to retake a poor shot.

•
Mobile phones and other hand-held Internet and telecommunications appliances which will enable users to access full web and fax pages, data lists and maps in a pocket-sized device. According to IDC's Worldwide Quarterly Mobile Phone Tracker, in the fourth quarter of 2005 alone, worldwide mobile phone shipments rose 19.3 percent year over year and increased sequentially 16.8 percent to reach a single quarter record of 245.2 million units. In addition, worldwide converged mobile device shipments rose 100.3 percent year over year and increased sequentially 20 percent during the quarter to reach 16.8 million units. According to Gartner, Inc. worldwide mobile phone sales totaled 816.6 million units in 2005. According to DisplaySearch, by 2010, 3.8 billion people, half the people on the planet, are expected to own a mobile phone, Worldwide personal digital assistant shipments totaled a record 14.9 million units in 2005, a 19 percent increase from 2004, according to Gartner, Inc. Some of these products may eventually incorporate our microdisplays. In order for the high-resolution wireless telecommunications market to develop, Generation 3 (G3) high-speed data transmission must become widely available. The current cost and limited availability of broadband services has impeded the development of this market, but several telecommunication companies have prototype programs in progress which incorporate our microdisplay products.

For each of these applications, we anticipate that our microdisplays, combined with compact optic lenses, will offer higher resolution, lower power requirements and system cost and achieve larger images than are currently available in the consumer market. As a result, we believe that we can obtain a sizeable share of the market for the display components of these mobile electronic products.

(2) Personal Display Systems Platforms, including Head-wearable Displays

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

Our OLED microdisplays have been selected for a range of defense-security applications, including a situational awareness HMD for the US Army Land Warrior programs, a handheld thermal imager for border patrol and training, and simulation virtual monitors for Quantum 3D. The Land Warrior, a core program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Rockwell Collins, the principal contractor for the US Army's Land Warrior HMD system, and eMagin applied their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. The US Army expects to initially equip more than 40,000 soldiers with the Land Warrior system. The current overall redesign of the Land Warrior system by General Dynamics and Rockwell Collins has delayed increased volume use of displays beyond small quantities for that program until a future date to be determined. Our display is also used in Rockwell Collins’ commercially available ProView S035 Monocular HMD. Night Vision Equipment Corporation's HelmetIR-50(TM), a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Virtually Better Inc. has incorporated our Z800 3DVisor into its “Virtual Iraq” treatment for post-traumatic stress disorders. In addition, our displays have been commercialized, or planned to be commercialized, by military systems integrators including Insight Technologies, Elbit, Thales, and Nivisys, among others. We cannot assure that Government projects will remain on schedule, or be fully implemented. Similar systems are of interest for other military applications as well as for related operations such as fire and rescue.

Commercial, Industrial, and Medical

We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of microdisplay applications include: immediate access to inventory such as parts, tools and equipment availability; instant accessibility to maintenance or construction manuals; routine quality assurance inspection; endoscopic surgery; and real-time viewing of images and data for a variety of applications. As one potential example, a user wearing a HMD while using test equipment, such as oscilloscopes, can view technical data while simultaneously probing printed circuit boards. Commercial products in these sectors include Sage Technologies, Ltd.'s Helmet Vue (TM) Thermal Imaging System and Liteye's 500, which incorporates IBM's wearable PC technology. VRmagic GmbH, a leading developer of virtual reality simulators, is using our OLED microdisplays in their EYESI(TM) Virtual Reality Surgical Simulator, which provides real-time simulation of ophthalmic surgery, high performance biomechanical tissue simulation, precision tracking, and realistic stereo imaging. Sensics has incorporated our OLED displays in their immersive SkyVizor (TM) virtual reality headset to serve as the "eyes" of the Robonaut, a humanoid robot being developed by NASA and Department of Defense agencies. The Robonaut system can work side by side with humans, or alone in high-risk situations. Telepresence uses virtual reality display technology to visually immerse the operator into the robot's workspace, facilitating operation and interaction with the Robonaut, and potentially reducing the number of dangerous space walks required of real astronauts.

Consumer

We believe that our head-wearable display products will enhance the following consumer products:

•
Entertainment and gaming video headset systems, which permit individuals to view television, including HDTV, video CDs, DVDs and video games on virtual large screens or stereovision in private without disturbing others. Even though entertainment and gaming headsets represent an emerging product class, we are seeing demand from OEMs. Headset game systems for portable computers with head tracking and/or stereovision appears to be our predominant high quantity near term market opportunity, with several customers indicating an interest in large production quantities of our displays. Our current SVGA-3D display was designed specifically for this market. We believe that these new headset game systems can provide a game or telepresence experience not otherwise practical using conventional direct view display technology. We expect low cost to be important for success in this field, and expect our product cost to decrease with high quantity production. At the 2005 Consumer Electronics Show, we announced a prototype of our Z800 3D Visor (TM), the world's first personal viewer to combine OLEDs, stereovision, and head tracking. In 2006 this product garnered numerous awards including Best of Innovations for displays at the Consumer Electronics Show (CES).

The advent of video iPods and the rapidly increasing amount of downloadable content have accelerated the movement toward portable video technology. At the same time, the desire for larger screen sizes while retaining the iPod portability has been referenced in many publications. Virtual imaging uniquely provides a large, high resolution view in a small portable package, and we believe that our OLED on silicon technology is a best fit to help open this market.

•
Notebook computers, which can use head-wearable devices to reduce power requirements as well as expand the apparent screen size and increase privacy. Current notebook computers do not use microdisplays. Our products can apply not only to new models of notebook computers, but also as aftermarket attachments to older notebooks still in use. The display can be easily used as a second monitor on notebook computers for ease of editing multiple documents to provide multiple screens or for data privacy while traveling. It can also be used to provide larger screen capability for viewing spreadsheets or complex computer aided design (CAD) files. We expect to market our head-wearable displays to be used as plug-in peripherals to be compatible with most notebook computers. We believe that the SVGA-3D microdisplay is well suited for most portable PC headsets. Our microdisplays can be operated using the USB power source of most portable computers. This eliminates added power supplies, batteries, and rechargers and reduces system complexity and cost.

•
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

•
Highly compact wearable computers and personal digital assistants, or PDAs using video headsets as screens can be made possible by high-resolution microdisplays. A lightweight pocketsize computer that is less than one pound can potentially be created with a foldout keyboard, compact input device, or voice actuation and a headset that provides a near-desktop personal computer experience.

The combination of power efficiency, high resolution, low systems cost, brightness and compact size offered by our OLED-on-silicon microdisplays has not been made available to makers and integrators of existing entertainment and gaming video headset systems, notebook computers and handheld computers. We believe that our microdisplays will propel the growth of new products and applications such as lightweight wearable computer systems.

Sector	Representative Applications

Portable Computer Peripheral
Notebook and SuperSub notebook computer headsets
Miniature data viewers
Entertainment
Games
Headset Television/DVDs
Video iPod
Industrial, Medical, & Administration
Surgery and Dentistry
Industrial Control and Safety
Emergency Services
Inventory and Retail
Institutional Control
Maintenance (Industry & Consumer)
Communications
Finance
Education and Training
Military
Communications
Targeting and Enhanced Vision
Night Vision
Handheld & Headmount Equipment
Body worn displays
Avionics (Helmet mount)
Ground and Water Vehicles
Maintenance & Training
Special Applications
Telecommunications, Handheld, and Small Instruments
Cell Phones/Headset phones
Handheld & Portable Internet Viewers
Smart Appliances & Instruments
Advanced Computer Applications
CAD/CAM
Virtual Reality and Simulations
Ultra-High Resolution
Telepresence

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

•
Leverage our superior technology to establish a leading market position. As the first to exploit OLED-on-silicon microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market.

•
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

•
Optimize manufacturing efficiencies by outsourcing while protecting proprietary processes. We intend to outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. By performing the processes in-house we can continue to directly make improvements in the processes, which will improve device performance. We also retain the ability to customize certain aspects such as color balance, which is known as chromaticity, as well as specialized boards or interfaces, and to adjust other parameters at the customer's request. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacture and distribution of finished products. We intend to prototype new optical systems, provide customization of optical systems, and manufacture limited volumes, but we intend to outsource high volume manufacturing operations. There are numerous companies that provide these outsource services.

•
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

We are working cooperatively with the US Army and with several military system integrators to further characterize operation of our displays in rugged military environments. We are a member of the United States Display Consortium, a cooperative agency of display and related technology manufacturers whose charter is to support continued progress of the display industry. We are currently partnering with the University of Michigan to develop advanced display process via a government-sponsored research program. We intend to continue to establish additional strategic relationships in the future.

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

We have developed numerous and significant enhancements to OLED technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, top-emitting structure for our OLED-on-silicon devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices can emit full visible spectrum light that can be isolated with color filters to create full color images. Our microdisplay prototypes have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours, in certain applications. New materials and device improvements in development offer future potential for even better performance for brightness, efficiency, and lifespan. Additionally, we have invested considerable work over several years to develop unique electronics control and drive designs for OLED-on-silicon microdisplays.

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

Advantages of OLED Technology

We believe that our OLED-on-silicon technology provides significant advantages over existing solutions in our targeted microdisplay markets. We believe these key advantages will include:

•	Low manufacturing cost;

•	Low cost system solutions;

•	Wide angle light emission resulting in large apparent screen size;

•	Low power consumption for improved battery life and longer system life;

•	High brightness for improved viewing;

•	High-speed performance resulting in clear video images;

•	Wide operating temperature range; and

•	Good environmental stability (vibration and humidity).

Low manufacturing cost. Many OLED-on-silicon microdisplays can be built on an 8-inch silicon wafer using existing automated OLED and color filter processing tools. The level of automation used lowers labor costs. Only a minute amount of OLED material is used in each OLED-on-silicon microdisplay so that material costs, other than the integrated circuit itself, are small. The number of displays per silicon wafer may be higher on OLEDs than on liquid crystal displays, or LCDs, because OLEDs do not require a space-wasting perimeter seal band. Expensive transparent wafers with CMOS silicon laminated onto quartz are not required for OLED microdisplays, as standard CMOS ICs may be used as backplanes.

Low cost systems solutions. In general, an OEM using OLED-on-silicon microdisplays will not need to purchase and incorporate lighting assemblies, color converter related Applications Specific Integrated Circuits, or ASICs, or beam splitter lenses as is the case in liquid crystal microdisplays, which also require illumination. Many important display-related system functions can be incorporated into an OLED-on-silicon microdisplay, reducing the size and cost of the system. Non-polarized light from OLEDs permit lenses for many OLED-on-silicon applications that are made of a single piece of molded plastic, which reduces size, weight and assembly cost when compared to the multipiece lens systems used for liquid crystal microdisplays. System cost relative to liquid crystal and liquid crystal on silicon, or LCOS, competitive products is thus reduced. Because our displays are power efficient, they typically require less power at the system level than other display technologies at a given display size and brightness.

Wide-angle light emission simplifies optics for large apparent screen size. OLEDs emit light at most forward directions from each pixel. This permits the display to be placed close to the lens in compact optical systems. It also provides the added benefit of less angular dependence on the image quality relative to pupil and eye position when showing a large field of view, unlike reflective LCOS microdisplays. This results in less eye fatigue and makes it relatively easy to low power consumption for improved battery life and longer system life. OLEDs emit light rather than transmitting it, so no power-consuming backlight or front light, as required for liquid crystal displays, is required. OLEDs can be energy efficient because of their high efficiency light generation. Furthermore, OLEDs conserve power by powering only those pixels that are on while liquid crystal on silicon requires light at all pixels all the time. Most optical systems used for our OLEDs are highly efficient, permitting over 80% of the light to reach the eye, whereas reflective technologies such as liquid crystal on silicon require multiple beam splitters to get light to the display, and then into the optical system. This results in typically less than 25% light throughput efficiency in reflective microdisplay systems. Most important, we do not need a power-hungry video frame buffer, as required in liquid crystal frame-sequential color systems. Battery life can therefore be extended.

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

High-speed performance resulting in clear video image. OLEDs switch much more rapidly than liquid crystals or most cathode ray tubes, or CRTs. This results in smear-free video rate imagery and provides improved image quality for DVD playback applications. This eliminates visible image smear and makes practicable three-dimensional stereo imaging using a split frame rate. This advantage of our OLED-on-silicon is very important for 3-D stereovision gaming applications.

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

Complementary lens and system technologies. We have developed a wide range of technologies which complement our core OLED and lens technologies and which will enhance our competitive position in the microdisplay and head-wearable display markets. These include:

Lens technology. High quality, large view lenses with a wide range for eye positioning are essential for using our displays in near-eye systems. We have developed advanced lens technology for microdisplays and personal head-wearable display systems and hold key patents in these areas. Our lens technology permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers and are using them in our own personal display systems.

We believe that the key advantages of our lens technology include:

•
Can be very low cost, with minimal assembly. A one piece, molded plastic optic attached to the microdisplay has been introduced and may potentially serve consumer end-product markets. Since our process is plastic molding, our per unit production costs are low;

•
Allows a compact and lightweight lens system that can greatly magnify a microdisplay to produce a large field of view. For example, our WF05 prism lens, in combination with our SVGA OLED microdisplay, provides a virtual view equivalent to that of a 105-inch diagonal display viewed at 12 feet;

•	Can use single-piece molded microdisplay lenses to permit high light throughput making the display image brighter or permitting the use of less power for an acceptable brightness;

•	Can be designed to provide focusing to enable users with various eyesight qualities to view images clearly; and

•
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

Personal display system technology. We have developed ergonomic technologies that make head-wearable displays easier to use in a wide variety of applications. For example, the use of our patented rotatable Eyeblocker(TM) provides a sharp image without requiring most users to squint. The Eyeblocker can also be moved to create an effective see-through appearance. To our knowledge, we have made the lightest weight, high-resolution head-wearable display with an over 35 degree diagonal field of view ever publicly demonstrated. We have also incorporated low cost, small size, high speed headtrackers to further enhance game and telepresence applications.

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

We market our services in North America, Asia, and Europe primarily through direct technical sales from our headquarters. Regular purchase orders are processed by our customer service coordinators and technical questions related to product purchases or product applications are processed by our technical support team. Additional direct sales are generated through our website www.3dvisor.com. Our personal display systems are also sold through select resellers and online via amazon.com, pcmall.com, and skymall.com. We expect to add additional resellers in 2006.

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

We are now shipping monochrome and full color versions of our first two commercial microdisplay products. Our SVGA+ resolution OLED microdisplay, which contains 1.53 million picture elements, was specifically designed to meet the needs of several military, industrial, and medical customers based on marketing information obtained prior to the design phase of the display and was first offered for sampling in April 2001. Our stereovision-capable SVGA-3D microdisplay, which contains 1.44 million picture elements, was designed with the input of multiple customers to principally target the mobile personal computer and PC games markets, and was first shipped in February 2002. We began to ship first quantities of our Z800 3D Visor personal viewer in the second half of 2005. We expect to add the X800 3DVisor, and Eyebud personal viewer, and SVGA 3Dshrink to our product portfolio during 2006. Near term sales efforts for OLED microdisplays have been focused on our military, industrial, and medical customers. We have received production orders and design wins for both the SVGA+ and SVGA 3D displays. To date, we have shipped products and evaluation kits to more than 170 OEM customers. An OEM design cycle typically requires between 6 and 36 months, depending on the uniqueness of the market and the complexity of the end product. New product development may require several design iterations prior to commercialization. Some of our initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. Several customers have indicated their intent to incorporate potentially high volumes of our microdisplays into consumer products, pending successful completion of their own product development efforts. We have also received notification that our microdisplays will be used as components in versions 1.0 and 2.0 of the US Army Land Warrior program. (See "Our Market Opportunity: Military; Commercial, Industrial, and Medical; and Consumer")

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2005, 49% of our net revenue was to firms based in the United States and 51% was to international firms, compared to 78% domestic revenue and 22% international revenue during 2004. In 2005, we had no customers that accounted for more than 10% of our total revenue. In 2004, we had two customers that individually accounted for more than 10% of our total net revenue; one customer accounted for 17% of total net revenue and the other accounted for 15%.

Backlog

The majority of our backlog consists of purchase agreements for delivery over the next 36 months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period. Some customers have experienced delays in their expected product launch schedules due to their own product development delays not directly related to our microdisplays, such as optics.

As of March 17, 2006, we had a backlog of purchase agreements of approximately $28.3 million for purchases through 2008 from 3 OEMs who are all in the process of completing their own design work. This backlog consists of purchase agreements and does not include expected military revenue or short term OEM customer orders.

Research and Development

Near-to-the-eye virtual imaging and OLED technology are relatively new technologies that have considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, field of view, optical range of visibility, headtracking options, wireless control and many other parameters. We also anticipate that achieving reductions in manufacturing costs will require new technology developments. We anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. During the past nine years, we have spent, net of U.S. government funding, approximately $35 million on research and development. In 2005, we spent approximately $4.0 million on research and development. In 2005 we continued to research more efficient materials and processes. We also completed the primary development of our new smaller display the SVGA 3D shrink and our new visor products the X800 3DVisor and the Eyebud 800.

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

We also lease a facility in Bellevue, Washington where we operate our system development effort and business development activities. The lease for this facility expires in August of 2009. The facilities are well suited for designing and building limited volume prototypes and small quantity industrial or government products. Cables and electronic interfaces have recently been produced to permit our OEM customers to more rapidly create products and shorten their time-to-market. We plan to outsource medium to high volume subsystem production to low cost plastics, lenses, and assembly manufacturers. We are currently using domestic and international outside manufacturers and we are investigating new outsource opportunities.

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

Our patents are concentrated in the following areas:

•	OLED Materials, Structures, and Processes;

•	Display Color Processing and Sealing;

•	Active Matrix Circuit Methodologies and Designs;

•	Field Emission and General Display Technologies;

•	Lenses and Tracking (Eye and Head);

•	Ergonomics and Industrial Design; and

•	Wearable Computer Interface Methodology

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

We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated experience in the OLED field, gives us an advantage over potential competitors.

Competition

We may face competition in the OLED and microdisplay industry from a variety of companies and technologies. We believe that our key competition will come from liquid crystal on silicon microdisplays, or LCOS, also known as reflective liquid crystal displays. While we believe that OLED-on-silicon provides comparatively lower optics cost, larger apparent image size, reduced electronics cost and complexity, enhanced color, and improved power efficiency advantages over liquid crystal on silicon microdisplays, there is no assurance that these benefits will be realized or that liquid crystal on silicon manufacturers will not suitably improve these parameters. Companies pursuing liquid crystal on silicon technology include Microdisplay Corporation and Syntax/Brillian Corporation, among others, although most of the companies are primarily focusing on projection microdisplays, which do not compete directly with us. In certain markets, we may also face competition from developers of transmissive liquid crystal displays, such as those developed by Kopin, or laser scanning systems, such as those developed by Microvision Corporation.

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

Our microdisplays and personal display systems may face competition on a price and performance basis from major manufacturers such as Sony and Samsung as the market develops. However, we also intend to supply manufacturers such as those with our OLED microdisplay.

Employees

As of March 17, 2006, we had a total of 98 full time and part time staff. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have a history of losses since our inception and may incur losses for the foreseeable future.

Accumulated losses excluding non-cash transactions as of December 31, 2005, were $64 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $166 million. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm has issued a report dated March 15, 2006 that included an explanatory paragraph expressing substancial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISKS RELATED TO MANUFACTURING

The manufacture of OLED-on-silicon is new and OLED microdisplays have not been produced in significant quantities.

If we are unable to produce our products in sufficient quantity, we will be unable to maintain and attract new customers. In addition, we cannot assure you that once we commence volume production we will attain yields at high throughput that will result in profitable gross margins or that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

We are dependent on a single manufacturing line.

We currently manufacture our products on a single manufacturing line. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. However, we try to maintain product inventory to fill the requirements under such circumstances. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line. In order to meet the requirements of certain OEMs for multiple manufacturing sites, we will have to expend capital to secure additional sites and may not be able to manage multiple sites successfully.

We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to timely and reliably procure components from single-sourced suppliers.

We maintain several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

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

We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following:

•	our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;

•	our ability to address the needs of our customers and the quality of our customer services;

•	the quality, performance, reliability, features, ease of use and pricing of our products;

•	successful expansion of our manufacturing capabilities;

•	our efficiency of production, and ability to manufacture and ship products on time;

•	the rate at which original equipment manufacturing customers incorporate our product solutions into their own products;

•	the market acceptance of our customers' products; and

•	product or technology introductions by our competitors.

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

Our business has primarily operated on the basis of short-term purchase orders. We are now receiving longer term purchase agreements, such as those which comprise our $28 million backlog, and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in the Company may decline.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 17, 2006, we have outstanding (i) options to purchase 18,052,636 shares and (ii) warrants to purchase 26,197,247 shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington. Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 19,000 square feet. The lease expires in 2009. Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 40,000 square feet from IBM. The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and administrative functions. The lease expires in 2009. We believe our facilities are adequate for our current and near-term needs. See Note 12 to our Consolidated Financial Statement for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against eMagin, asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.   On March 30, 2006, eMagin filed an answer denying the material allegations of the Complaint and asserted a number of affirmative defenses.   eMagin and New York State Urban Development Corporation are in on-going negotiations in order to resolve this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Our Annual Meeting of Stockholders was held on September 30, 2005 and we disclosed the results of the matters voted on in our Quarterly Report on Form 10-Q filed on November 14, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange under the symbol "EMA". The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2004		2005
	High	Low	High	Low

First quarter	$3.15	$1.40	$1.30	$0.84
Second quarter	$3.80	$1.57	$1.04	$0.70
Third quarter	$1.73	$0.75	$1.03	$0.53
Fourth quarter	$1.50	$0.90	$0.90	$0.54

As of March 17, 2006, there were 479 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

On September 30, and October 3, 2005, we issued an aggregate of 497,500 options that have common shares underlying to 6 of our directors as compensation for additional services performed on our behalf in response to Sarbanes-Oxley requirements in each of their capacities as directors of our company.

*All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and Section (2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of eMagin or executive officers of eMagin, and transfer was restricted by eMagin in accordance with the requirement of the Securities Act of 1933. In addition to representations by the above-reference persons, we have made independent determinations that 11 of the above-referenced person were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Revenue	$3,745	$3,593	$2,578	$2,128	$5,848
Cost of goods sold	10,219	5,966	5,141	—	—
Gross profit (loss)	(6,474)	(2.373)	(2,563)	2,128	5,848
Operating expenses:
Research and development	4,020	898	19	7,255	12,724
Stock based compensation	—	88	2,183	1,647	—
Amortization of purchased intangible assets	—	—	—	—	17,887
Impairment of goodwill and purchased intangible assets	—	—	—	—	32,146
Selling, general and administrative	6,316	4,340	3,529	5,832	10,227
Total operating expenses	10,336	5,326	5,731	14,734	72,984
Loss from operations	(16,810)	(7,699)	(8,294)	(12,606)	(67,136)
Other income (expense), net	282	(5,012)	3,571	(2,306)	(1,351)
Net loss	$(16,528)	$(12,711)	$(4,723)	$(14,912)	$(68,487)

Basic and diluted loss per share	$(0.19)	$(0.20)	$(0.13)	$(0.51)	$(2.73)

Shares used in calculation of loss per share:
Basic and diluted	85,407	64,278	35,998	29,417	25,100

Consolidated Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents	$6,847	$13,457	$1,054	$83	$738
Working capital	$8,868	$14,925	$106	$(13,602)	$(5,491)
Total assets	$14,142	$18,436	$3,749	$1,834	$4,913
Long-term obligations	$56	$22	$6,161	$228	$2,305
Total Shareholders’ equity	$10,401	$16,447	$(4,767)	$(12,808)	$(4,878)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

Since our inception in 1996 through 2004, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. From inception to December 31, 2005, we have recognized an aggregate of approximately $11.5 million from sales of our products, and as of December 31, 2005, we have a backlog of $28.3 million in products ordered for delivery through 2009. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of our Z800 3DVisor personal display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our operations in Washington state we are also developing head-wearable displays that incorporate our Microviewer.

We license our core OLED technology from Eastman Kodak and we have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology licensing agreement with Eastman Kodak, coupled with our own intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are the only company to demonstrate publicly and market full-color small molecule OLED-on-silicon microdisplays.

Company History

Historically, we have been a developmental stage company. As of January 1, 2003, we were no longer classified as a development stage company. We have transitioned to manufacturing our product and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Currently, most of our operating expenses are fixed. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Revenue and Cost Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Products sold directly to consumers have a thirty day right of return. Revenue on consumer products is deferred until the right of return has expired.

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

Fair value of financial instruments

eMagin’s cash, cash equivalents, accounts receivable and accounts payable are stated at cost which appropriates fair value due to the short-term nature of these instruments.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue Year Ended December 31,
	2005	2004	2003
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	273	166	199
Gross loss	(173)	(66)	(99)
Operating expenses:
Research and development	107	25	1
Stock based compensation	----	2	85
Selling, general and administrative	169	121	137
Total operating expenses	276	148	222
Loss from operations	(449)	(214)	(322)
Other income (expense)	8	(140)	139
Net loss	(441)%	(354)%	(183)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased by $152 thousand to a total of $3.7 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004, representing an increase of 4%. This increase was due primarily to the broadening of our product offerings with the Z800 product and incremental revenue generated by these sales. Our contract revenue decreased approximately $72 thousand while our product revenue increased approximately $217 thousand. Average price per unit for microdisplays was $372 in 2005 and 2004. Our current expectation is that revenue will continue to grow in 2006 if we successfully execute our business plan.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production and inventory losses. In the year ended December 31, 2005 we recorded approximately $10.2 million in cost of goods sold which resulted in a gross loss of $6.5 million as compared to approximately $6.0 million in costs of goods sold resulting in a gross loss of $2.4 million in the year ended December 31, 2004. The production expenses for 2005 include labor costs related to operating two full eight hour shifts and a partial third shift as compared to a single shift in 2004.  To accommodate longer operating hours and expected higher product output in 2005 we initiated modifications to our production process that resulted in less than 10% of our expected capacity while underway.  Stabilization of these modifications initially was expected to be completed early in 2005, but took until the first quarter of 2006 to achieve.  As a result gross margins in 2005 declined as compared to 2004 due to the higher labor costs.  We expect that gross margins will improve in 2006 as a result of the higher output resulting from the production line modifications and an increase in volume.

Research and Development Expenses

Gross research and development expenses increased by $3.1 million to a total of $4.0 million for the year ended December 31, 2005 from $0.9 million for the year ended December 31, 2004. The $3.1 million increase in R&D expenses for the year ended December 31, 2005 reflects efforts to develop two new microdisplays and three visor products. We expect research and development expenses to increase in the coming year as we move forward with the completion of the X800 3DVisor, the Eyebud personal viewer and the new SVGA Shrink microdisplays.

Selling, General and Administrative Expenses

General and administrative expenses increased by $2.0 million to a total of $6.3 million for the year ended December 31, 2005 from $4.3 million for the year ended December 31, 2004. The increase in selling, general and administrative expenses was due primarily to an increase in staff and personnel costs. We expect marketing, general and administrative expense to increase in future periods as we add to our staff, make additional investments in marketing activities.

Other Income (Expense)

Other income, net, for 2005 was $282 thousand and was comprised of net interest income of $207 thousand; a gain on miscellaneous equipment sales of $38 thousand; and a gain on foreign exchange of $37 thousand. Other expense, net, for 2004 was $5.0 million and was comprised of $3.2 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.8 million in notes to agree to an early conversion of the notes into common stock; $1.6 million in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with aforementioned notes; and $75 thousand in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005 and 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Revenues increased by $1.0 million to a total of $3.6 million for the year ended December 31, 2004 from $2.6 million for the year ended December 31, 2003, representing an increase of 39%. This increase was due primarily to several of our customers reaching commercial and pre-commercial stages with their systems. Our contract revenue decreased approximately $300 thousand while our product revenue increased approximately $1.3 million. Average unit sales price for displays decreased to $372 in 2004 as compared to $422 in 2003 as we increase our larger order fulfillment.

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

Research and Development Expenses

Gross research and development expenses increased by $879 thousand to a total of $898 thousand for the year ended December 31, 2004 from $19 thousand for the year ended December 31, 2003. The $879 thousand increase in R&D expenses for the year ended December 31, 2004 reflects initial new product development expenses related to new display and visor products, our renewed ability to invest in product improvement and new product lines.

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

Other Income (Expense)

Other expenses for 2004 were $5 million for 2004 up from other income of $3.6 million in 2003. The primary causes of the change were other income of $4.6 million in 2003 related to a gain on debt settlement not repeated in 2004 and an increase in interest expense to $5.1 million in 2004 up from $1.3 million in 2003. The increase in interest expense for the nine months ended September 30, 2004 was attributable to three factors: (1) $3.2 million of non-cash charges related to the value of the warrants issued to induce the holders of the $7.8 million in Notes to agree to an early conversion of the Notes into common stock, (2) $1.6 million in non-cash charges related to the remaining unamortized debt discount and beneficial conversion feature associated with the aforementioned Notes, and (3) $75 thousand in non-cash charges related to the write-off of the remaining unamortized deferred financing costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004 and 2003

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity was cash of $6.8 million. Our working capital was $8.9 million compared to $14.9 million at December 31, 2004.

For the year ended December 31, 2005, net cash used by operating activities was $15.7 million, primarily attributable to our net loss of $16.5 million. For the year ended December 31, 2004, net cash used by operating activities was $8.3 million, primarily attributable to our net loss of $12.7 million principally offset by non-cash activities of a $5.1 non-cash interest related charge (see Note 7).

For the year ended December 31, 2005, net cash used by investing activities was $1.0 million primarily related to purchases of equipment. Net cash used by investing activities for the year ended December 31, 2004 was $0.8 million primarily related to equipment purchases.

Net cash provided by financing activities during the year ended December 31, 2005 was $10.1 million and was comprised primarily of $8.4 million in proceeds from the sale of common stock and $1.6 million from the exercise of stock options and warrants. Net cash provided by financing activities the year ended December 31, 2004 was $21.5 million and was comprised primarily of $16.4 million in proceeds from the sale of common stock and $5.1 million from the exercise of stock options and warrants.

Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm has issued a report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our current business plans we expect to take one of two courses of action in order to insure that we have sufficient cash to meet our requirements over the next 12 months. We currently expect that our business will experience significant revenue growth during 2006 which will result in higher accounts receivable levels and higher inventory levels. To fund these requirements as well as other operating or investing cash requirements, we intend to use debt collateralized by our assets and to a lesser extent the sale of equity. Though we have a proven history of successfully raising capital there is no guarantee that we will be successful with our current efforts. If we are not successful, we will reduce the size of our organization and will rely on our current cash and raw materials to support a reduced operating plan that should still support modest growth in our business, but may have a material impact in our ability to sustain growth and therefore achieve profitability. Based on these options, we believe that we will have to raise capital in order to have sufficient cash to meet our requirements over the next 12 months.

Contractual Obligations

The following chart describes the outstanding contractual obligations of the Company as of December 31, 2005:

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Capital lease obligations (a)	$24	$18	$6	$	-----
Operating lease obligations	4,989	1,437	2,923		629
Purchase obligations (b)	631	631	-----		-----
Other long-term liabilities (c)	625	125	250		250
Total	$6,269	$2,211	$3,179		$879

(a) Capital lease obligation includes interest not shown on the balance sheet.
(b) The majority of purchase orders outstanding contain no cancellation fees except for minor re-stocking fees.
(c) This amount represents the obligation for royalty payments.

Effect of Recently Issued Accounting Pronouncements

See Note 11 of the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market rate risk

We are exposed to market risk related to changes in interest rates and foreign currency exchanges rates.

Interest rate risk

We hold our assets in cash and cash equivalents. We do not hold derivative financial instruments or equity securities.

Foreign currency exchange rate risk

Our revenue and expenses are denominated in U.S. dollars. We have conducted some transactions in foreign currencies and expect to continue to do so; we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date.

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions; change in political climates; differing tax structures; and other regulations and restrictions. Accordingly, our future results could be impacted by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
eMagin Corporation

We have audited the accompanying consolidated balance sheets of eMagin Corporation and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation and subsidiary as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations which it believes will continue through 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP

Eisner LLP
New York, New York
March 15, 2006

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,727	$13,457
Investments - held to maturity	120	—
Accounts receivable, net	822	536
Inventory	3,839	2,018
Prepaid expenses and other current assets	1,045	880
Total current assets	12,553	16,891
Equipment, furniture and leasehold improvements, net	1,299	1,305
Intangible assets, net	57	54
Other assets	233	186
Total assets	$14,142	$18,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$562	$822
Accrued compensation	1,010	674
Other accrued expenses	1,894	357
Advanced payments	60	64
Deferred revenue	96	—
Current portion of capitalized lease obligations	16	14
Other current liabilities	47	35
Total current liabilities	3,685	1,966

Capitalized lease obligations	6	22
Other long-term liabilities	50	—
Total liabilities	3,741	1,988

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 99,972,458 shares in 2005 and 79,638,817 shares in 2004	100	80
Additional paid in capital	175,860	165,399
Accumulated deficit	(165,559)	(149,031)
Total shareholders’ equity	10,401	16,448
Total liabilities and shareholders’ equity	$14,142	$18,436

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands, except share data)
Revenue:
Product revenue	$3,719	$3,502	$2,213
Contract revenue	36	108	365
Sales returns and allowance	(10)	(17)	—
Total revenue, net	3,745	3,593	2,578

Cost of goods sold	10,219	5,966	5,141

Gross loss	(6,474)	(2,373)	(2,563)
Operating expenses:
Research and development	4,020	898	19
Selling, general and administrative	6,316	4,340	3,529
Stock based compensations	----	88	2,183
Total operating expenses	10,336	5,326	5,731
Loss from operations	(16,810)	(7,699)	(8,294)
Other income (expense):
Gain on debt settlement	—	—	4,638
Interest expense	(4)	(5,087)	(1,283)
Other income, net	286	75	216
Total other income (expense), net	282	(5,012)	3,571
Net loss	$(16,528)	$(12,711)	$(4,723)

Loss per share, basic and diluted	$(0.19)	$(0.20)	$(0.13)
Weighted average number of shares outstanding:
Basic and diluted	85,407	64,278	35,998

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Additional		Total
	Common Stock		Deferred	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Compensation	Capital	Deficit	Equity
	(In thousands, except share amounts)

Balance, December 31, 2002	30,854,980	$31	$(463)	$119,221	$(131,597)	$(12,808)

Debt to equity conversion	6,101,972	6	-----	4,448	-----	4,454
Settlement of debt	1,997,840	2	-----	1,410	-----	1,412
Exercise of warrants	1,479,900	1	-----	1,137	-----	1,138
Cashless exercise of warrants	270,910	-----	-----	-----	-----	-----
Original issue discount on financing	-----	-----	-----	1,383	-----	1,383
Beneficial conversion on financing	-----	-----	-----	617	-----	617
Issuance of common stock for services	656,435	1	-----	561	-----	562
Exercise of options	846,793	1	-----	279	-----	280
Issuance of equity for interest and penalties	486,582	1	-----	735	-----	736
Amortization of deferred stock compensation	-----	-----	375		-----	375
Stock option compensation	-----	-----	-----	1,808	-----	1,808
Net loss	-----	-----	-----	-----	(4,723)	(4,723)
Balance, December 31, 2003	42,695,412	43	(88)	131,599	(136,320)	(4,766)

Sale of common stock, net of issuance costs	16,408,364	17	-----	16,368	-----	16,385
Debt to equity conversion	11,394,621	11	-----	8,556	-----	8,567
Issuance of warrants for early conversion of debt to equity			-----	3,180	-----	3,180
Exercise of common stock warrants	3,533,348	4	-----	3,786	-----	3,790
Stock options exercised	5,221,052	5	-----	1,379	-----	1,384
Issuance of common stock for services	386,020	-----	-----	531	-----	531
Amortization of deferred stock compensation	-----	-----	88	-----	-----	88
Net loss	-----	-----	-----	-----	(12,711)	(12,711)
Balance, December 31, 2004	79,638,817	80	-----	165,399	(149,031)	16,448

Sale of common stock, net of issuance costs	16,619,056	17	-----	8,383	-----	8,400
Stock options exercised	110,594	-----	-----	37	-----	37
Exercise of common stock warrants	3,060,578	3	-----	1,581	-----	1,584
Issuance of common stock for services	543,413	-----	-----	460	-----	460
Net loss	-----	-----	-----	-----	(16,528)	(16,528)
Balance, December 31, 2005	99,972,458	$100	$ -----	$175,860	$(165,559)	$10,401

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005		2004		2003
	(In thousands)
Cash flows from operating activities:
Net loss		$(16,528)		$(12,711)	$(4,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		908		620	884
Amortization of financing fees		---		8	37
Provision for sales returns and doubtful accounts		(284)		467	---
Non-cash stock based compensation		---		88	2,183
Non-cash interest related charges		---		5,094	1,256
Gain on debt settlement		---		---	(4,638)
Issuance of common stock for services		470		531	562
Changes in operating assets and liabilities:
Trade receivables		(2)		(235)	(528)
Unbilled costs and estimated profits on contracts in progress		---		75	50
Inventory		(1,821)		(1,742)	(24)
Prepaid expenses and other current assets		(175)		(400)	(276)
Advanced payments		(4)		(58)	122
Deferred revenue		96		---	(30)
Accounts payable, accrued compensation, and accrued expenses		1,613		(51)	(186)
Other current liabilities		14		17	(5)
Net cash used in operating activities		(15,713)		(8,297)	(5,316)
Cash flows from investing activities:
Purchase of equipment		(898)		(721)	(1,120)
Purchase of other assets		(54)		(99)	112
Net cash used by investing activities		(952)		(820)	(1,008)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs		8,400		16,385	---
Proceeds from exercise of stock options and warrants		1,621		5,173	1,418
Proceeds from long-term debt		50		---	6,000
Payments of capitalized lease obligations		(16)		(38)	(123)
Net cash provided by financing activities		10,055		21,520	7,295
Net (decrease) increase in cash and cash equivalents		(6,610)		12,403	971
Cash and cash equivalents, beginning of year		13,457		1,054	83
Cash and cash equivalents, end of year		$6,847		$13,457	$1,054

Cash paid for interest		$4		$8	$16

Non-cash transactions:
Conversion of debt to equity	$	---		$8,567	$4,454
Issuance of equity for penalties on interest	$	---	$	---	$735
Issuance of equity for settlement of accounts payable	$	---	$	---	$1,412

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS

Note 1 - NATURE OF BUSINESS

eMagin Corporation and its wholly owned subsidiary (the “Company”) designs, develops, manufactures, and markets virtual imaging products for consumer, commercial, industrial and military applications. The Company’s products are sold mainly in North America, Asia, and Europe,

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying audited consolidated financial statements include the accounts of eMagin Corporation and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.

Basis of presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses from operations which it believes will continue through 2006. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without obtaining additional funding. Management is currently negotiating establishment of a standby debt facility with existing investors and or the placement of debt with new investors to address this funding requirement. If management is unsuccessful in its efforts to obtain additional funding, the Company will reduce its operating plan which may have an impact on its ability to achieve profitability.The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue and cost recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company defers revenue recognition on products sold directly to the consumer with a thirty day right of return. Revenue is recognized upon the expiration of the right of return.

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

Research and development expenses

Research and development costs are expensed as incurred.

Cash and cash equivalents

All highly liquid instruments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Investments-held to maturity

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheet.

Accounts receivable

The majority of the Company’s commercial accounts receivable is due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due.

Allowance for doubtful account

The allowance for doubtful accounts reflects an estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on a variety of factors, including the length of time receivables are past due, historical experience, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company will record a specific reserve for individual accounts when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.

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

Equipment, furniture and leasehold improvements

Equipment, furniture and leasehold improvements are stated at cost. Depreciation on equipment is calculated using the straight-line method of depreciation over its estimated useful life. Amortization of leasehold improvements is calculated by using the straight-line method over the shorter of their estimated useful lives or lease terms. Expenditures for maintenance and repairs are charged to expense as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. Impairment losses, if any, are recognized based on the excess of the assets' carrying amounts over their estimated fair values.

Intangible Assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method. Total intangible amortization expense was approximately $4 thousand, $2 thousand and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

Income taxes

Deferred income taxes are recorded by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax bases of existing assets expected to apply to taxable income in the years that the asset is to be recovered, and liabilities. At December 31, 2005 and 2004, the Company has gross deferred tax assets of approximately $73 million, and $59 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards and temporary differences relating to amortization of intangible assets. Such net deferred tax assets are fully offset by a valuation allowance due to the uncertainty as to their realizability.

Loss per common share

In accordance with SFAS No. 128, "Basic Earnings Per Share", net loss per common share amounts ("basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") reflects the potential dilution from the exercise of stock options and warrants. These common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive. The years ended December 31, 2005, 2004, and 2003 do not include options and warrants to purchase 44,249,883; 35,177,391; and 24,498,059 respectively, of common equivalent shares, as their effect would be antidilutive.

Comprehensive income (loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net loss for the years ended December 31, 2005, 2004, and 2003. Accordingly, the Company's comprehensive loss is the same as its net income (loss) for the periods presented.

Stock-based compensation

The Company has elected to apply Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying shares at the date of grant over the exercise price.

As of December 31, 2005, the Company has outstanding options to purchase 18,052,636 shares. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003, respectively:

	For the years ended December 31,
	2005	2004	2003
Expected life in years	5	5	5
Stock volatility	126%	139%	152%
Risk free interest rates	4.4%	3.6%	2.8%
Dividends during expected terms	None	None	None

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair values of awards that were earned during the years ended December 31, 2005, 2004 and 2003. The weighted average fair value per option was $0.96, $1.60, $0.42 for options granted in 2005, 2004 and 2003, respectively.

	For the years ended December 31,
	2005	2004	2003
Net loss applicable to common stockholders, as reported	$(16,528)	$(12,711)	$(4,723)
Add: Stock-based employee compensation expense included in reported net loss	----	88	2,183
Deduct: Stock-based employee compensation expense determined under fair value method	(3,035)	(1,743)	(3,748)
Pro forma net loss	$(19,563)	$(14,366)	$(6,288)
Net loss per share:
Basic and diluted, as reported	$(0.19)	$(0.20)	$(0.13)
Basic and diluted, pro forma	$(0.23)	$(0.22)	$(0.17)

Fair value of financial instruments

At December 31, 2005, the Company's cash, cash equivalents, accounts receivable and accounts payable are shown at cost which appropriates fair value due to the short-term nature of these instruments.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Note 3- RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2005	2004
Trade receivables	$1,309	$1,282
Contract receivables	---	25
Total	1,309	1,307
Less allowance for doubtful accounts	(487)	(771)
Net receivables	$822	$536

Note 4 - INVENTORY

The components of inventories were as follows (in thousands):

	December 31,
	2005	2004
Raw materials	$2,353	$1,420
Work in process	107	169
Finished goods	1,379	429
Total Inventory	$3,839	$2,018

Note 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2005	2004
Computer hardware and software	$893	$583
Lab and factory equipment	3,182	2,730
Furniture, fixtures, and office equipment	256	146
Capital leases	66	66
Leasehold improvements	473	473
Construction in progress	100	74
Total equipment, furniture and leasehold improvements	4,970	4,072
Less: accumulated depreciation	(3,671)	(2,767)
Equipment, furniture and leasehold improvements, net	$1,299	$1,305

Note 6 - DEBT

Debt is as follows (in thousands):

	December 31,
	2005	2004
Current portion of capitalized lease obligations	$16	$14
Long-term portion of capitalized lease obligations	6	22
Long-term debt	50	0
Total debt	$72	$36

Note 7 - DEBT SETTLEMENT AND DEBT CONVERSION

In 2003, the Company entered into settlements and restructuring agreements with certain of eMagin's creditors, pursuant to which the creditors agreed to accept shares of eMagin's common stock in full or partial satisfaction of the amount owed to them, or which allowed us to either make discounted payments to them or to make payments under more favorable payment terms than previously were in place. As a result of the above transactions, the Company recorded $4.6 million as a gain on settlement of debt for the year ended December 31, 2003. No such settlements were made in the years ended December 31, 2005 and 2004.

In February 2004, we entered into an agreement whereby the holders of our Secured Convertible Notes (the "Notes"), which were due in November 2005, agreed to an early conversion of all of the $7.8 million principal amount of the Notes, together with the $.742 million of accrued interest on the Notes, into 11,394,621 shares of common stock of eMagin. On the date of the conversion the Company recorded $1.6 million in interest expense related to the unamortized debt discount and beneficial conversion feature and $75 thousand in interest expense related to the write-off of deferred financing costs.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $2.76 per share. 1.5 million of the Warrants, "D warrants", were exercisable until December 31, 2005. The remaining 1.0 million of the Warrants, "E warrants", are exercisable until June 10, 2008. Using the Black-Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record an estimated value for these warrants. The fair value of the warrants was estimated at $2.30 using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) dividends of 0%, and (4) Average Term (in days) of 670 for the D warrants and 1,460 for the E warrants.

Note 8 - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:
	For the years ended December 31,
	2005	2004	2003
U.S. Federal income tax provision (benefit) at federal statutory rate	(35)%	(35)%	(35)%
Change in valuation allowance	35%	35%	35%
	0%	0%	0%

Significant components of eMagin's deferred tax assets and liabilities are as follows (numbers are in thousands):

	For the years ended December 31,
	2005	2004	2003
Net operating losses	$54,607	$39,262	$34,580
Goodwill and other intangibles	17,957	19,894	21,700
Allowance for doubtful accounts	195	274	122
Deferred payroll	18	25	195
Accrued vacation payable	142	81	70
Depreciation	(120)	----	----
Total	72,799	59,536	56,667
Less valuation allowance	(72,799)	(59,536)	(56,667)
Net deferred tax asset	$0	$0	$0

As of December 31, 2005, eMagin has federal and state net operating loss carryforwards of approximately $137 million that will be available to offset future taxable income, if any, through December 2025. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future. The valuation allowance increased approximately $13.3 million and $2.9 million for the years ended December 31, 2005 and 2004, respectively.

In 2003, in connection with the restructuring of its indebtedness (see Note 7), the Company realized income of $4.6 million. Under Section 108 of the Internal Revenue Code, this income is excludable for federal income tax purposes to the extent that the amount of the Company’s liabilities immediately before the restructuring exceeds the fair market value of its assets as a going concern at such time. The Company estimates the entire $4.6 million is excludable under this exception.

Pursuant to Section 108 of the Internal Revenue Code, the excluded income reduces the Company's tax attributes as of January 1, 2005. Such reduction is first applied to reduce net operating loss carryforwards.

Note 9 - SHAREHOLDERS' EQUITY

 Common Stock

2005

On October 20, 2005, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 16,619,056 shares of common stock, par value $0.001 per share, at a price of $.55 per share and warrants to purchase up to 9,971,427 shares of common stock for an aggregate purchase price of approximately $9.14 million. The net proceeds received after expenses were approximately $8.4 million.

The warrants are exercisable at a price of $1.00 per share and expire on April 20, 2011. Of the 9,971,427 warrants, 6,647,623 of the warrants are exercisable on or after May 20, 2006. The remaining 3,323,804 are exercisable after March 31, 2007, however these warrants will be cancelled if the Company’s net revenue for fiscal year 2006 exceeds $20 million or if the investor has sold more than 25% of the shares purchased under the securities purchase agreement prior to December 31, 2006.

As a result of the above transaction, the outstanding 1,213,352 Series A Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated January 9, 2004, were re-priced from $1.05 to $0.55 and the outstanding 6,500,000 Series F Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated October 25, 2004, were re-priced from $1.21 to $1.09.

A registration rights agreement was entered into in connection with the private placement which requires the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness, the agreement requires the Company to pay each investor cash payments equal to 2.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 15.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective within the specified grace period. As of March 31, 2006, the registration statement remains effective.

The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. The estimated fair value of the liability is based on an estimate of the probability and costs of cash penalties being incurred. The Company determined that the fair value of the liability was immaterial and it is not recorded in accrued liabilities. The Company will revalue the potential liability at each balance sheet date.

In 2005, the Company received approximately $1.6 million for the exercise of approximately 111,000 options and 3.1 million warrants. The Company also issued approximately 543,000 shares of common stock for the payment of $460,000 of services rendered and to be rendered in the future. The fair value of the services was measured at market value of the common stock at the time of payment. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2005.

The 2004 Non-Employee Compensation Plan (the “2004 Plan”) was established to help the Company retain consultants, professionals and service providers. The Board of Directors will select the recipient of the awards, the nature of the awards and the amount. At the 2005 Annual Shareholder meeting, the shareholders approved an increase in the number of authorized shares of common stock usable from 1 million to 2 million. This number is subject to adjustment in the event of a recapitalization, reorganization or similar event. The maximum number of shares awarded in any one year is 500,000 shares.

2004

On January 9, 2004, we entered into a Securities Purchase Agreement with several accredited institutional and private investors whereby such investors purchased an aggregate of 3,333,363 shares of common stock and 4,312,212 warrant shares for an aggregate purchase price of approximately $4.2 millions.

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

The Company also entered into a registration rights agreement with the aforementioned investors with respect to the common stock issued and common stock issuable upon the exercise of the warrants. A registration rights agreement was entered into in connection with the private placement which requires the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness, the agreement requires the Company to pay each investor cash payments equal to 2.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 15.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective within the specified grace period. As of March 31, 2006, the registration statement remains effective.

The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject o SFAS 133. The estimated fair value of the liability is based on an estimate of the probability and costs of cash penalties being incurred. The Company determined that the fair value of the liability was immaterial and it is not recorded in accrued liabilities. The Company will revalue the potential liability at each balance sheet date.

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

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin agreed to issue the Noteholders warrants to purchase an aggregate of 2.5 million shares of common stock (the "warrants"), which warrants are exercisable at a price of $2.76 per share. 1.5 million of the warrants (series D warrants) are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or (ii) December 31, 2005. The remaining 1.0 million of the warrants (series E warrants) are exercisable until June 10, 2008. Using the Black-Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense during 2004 to record an estimated fair value of these warrants. The fair value of the warrants, $3.18 million, was estimated at $2.30 using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) dividends of 0%, and (4) Average Term (in days) of 670 for the series D warrants and 1,460 for the series E warrants.

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

On October 21, 2004, the Company entered into a Securities Purchase Agreement, pursuant to which we sold and issued 10,334,525 shares of common stock, and series F common stock warrants to purchase 5,129,762 of common stock for an aggregate purchase price of $10,772,500. The Common Shares were priced at $1.05. The Common Shares and the shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by the Company on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $9.75 million.

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

As a result of the above transaction, 1,213,352 outstanding Series A Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated January 9, 2004, were re-priced from $1.74 to $1.05.

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

The Company also issued 386,020 shares of common stock for the payment of $531,031 for services rendered and to be rendered in the future. The fair value of the services was measured at market value of the common stock at the time of payment. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2004.

2003

In April of 2003, the Company converted a $1,000,000 loan plus interest to Travelers in common shares totaling 2,137,757 at a conversion price from the original agreement of approximately $0.53 per share, based on the market value of our common stock on the date the agreement was entered into (see Note 7).

The Company also converted a $3,000,000 loan plus interest to SK Corporation in common shares totaling 2,495,833 at a conversion price from the original agreement of approximately $1.28 per share, based on the market value of our common stock on the date the agreement was entered into (see Note 7).

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

Note 10 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2005, the number of shares of common stock available for issuance was 750,000 and the plan will automatically increase 750,000 shares on January 1 of each year for a period of three years starting January 1, 2006. As of December 31, 2005, the plan had not been implemented.

Incentive compensation plans

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

In 2003, eMagin established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 9,200,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 2,000,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding. The shareholders approved an amendment to the 2003 Plan to provide grants of shares of common stock in addition to options to purchase shares of common stock. In 2005, approximately 2.4 million shares were added to the plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Outstanding Options
	Shares	Weighted Average Exercise Price
Balances at December 31, 2002	5,893,085	$0.75
Options granted	7,528,676	0.42
Options exercised	(846,793)	0.33
Options cancelled	(413,198)	2.14
Balances at December 31, 2003	12,161,770	0.53
Options granted	6,779,900	1.60
Options exercised	(5,221,052)	0.27
Options cancelled	(161,456)	1.12
Balances at December 31, 2004	13,559,162	1.14
Options granted	5,824,000	0.96
Options exercised	(110,594)	0.34
Options cancelled	(1,219,932)	1.39
Balances at December 31, 2005	18,052,636	$1.09

At December 31, 2005, there were 43,346 shares available for grant under the 2003 Plan and the 2000 Plan.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.21 - $0.85	7,298,758	4.12	$0.48	4,820,700	$0.44
$1.00 - $1.50	5,508,914	5.95	1.16	1,071,781	1.15
$1.52 - $6.30	5,244,964	4.13	1.82	2,941,914	1.81
	18,052,636		$1.09	8,834,395	$1.02

Stock based compensation

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

Warrants

At December 31, 2005, 26,197,247 warrants to purchase shares of common stock are outstanding and exercisable at exercise prices ranging from $0.43 to $2.76 and expiration dates ranging from April 25, 2006 to February 27, 2012.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2002	6,894,153	$0.93
Warrants granted	8,137,417	0.82
Warrants exercised	(2,059,229)	0.78
Warrants cancelled	(636,052)	2.75
Balances at December 31, 2003	12,336,289	0.80
Warrants granted	13,355,866	1.69
Warrants exercised	(3,533,348)	1.52
Warrants cancelled	(540,578)	1.12
Balances at December 31, 2004	21,618,229	1.14
Warrants granted	9,971,427	1.00
Warrants exercised*	(3,708,197)	0.61
Warrants cancelled	(1,684,212)	2.67
Balances at December 31, 2005	26,197,247	$1.02
*Cashless exercise - 647,619 warrants

Note 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -An amendment of ARB No. 43, Chapter 4" which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS no. 151 is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. The Company is currently evaluating the requirements and impact of SFAS No. 151, but at this point does not believe the adoption will have a material impact on its financial position, cash flows or results of operations.

FASB Statement 123R (Revision 2004), "Share-Based Payment", was issued in December 2004 and is effective for public entities as of the first interim or annual reporting period that begins after December 31, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees". Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".

Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R for the quarter ending March 31, 2006 will have a material impact on its financial statements and result of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 12 - COMMITMENTS AND CONTINGENCIES

Royalties

The Company, in accordance with a royalty agreement, is obligated to make minimum annual royalty payments to a corporation commencing January 1, 2001. The original minimum annual royalty due under this agreement was $31,500 per year and it increased to a $125,000 in 2005 and beyond. Under this agreement, the Company must pay a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

For the years ended December 31, 2005, 2004 and 2003, royalty expense of approximately $191,000, $194,000 and $115,000, respectively, is included in cost of goods sold.

Operating leases

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

Our manufacturing facilities are leased from IBM in New York. We lease approximately 40,000 square feet to house our own equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. In 2004, we entered into an agreement to extend the term of the lease until 2009.

In July 2005, we signed a sub-lease agreement for approximately 19,000 square feet in Bellevue Washington. The leased space is used as the Company’s corporate headquarters. This lease will expire in 2009. The Company’s lease at the Redmond Washington location expired in August and was not renewed.

The future minimum lease payments through 2009 are as follows:

2006	$1,437
2007	1,457
2008	1,466
2009	627
$4,987

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1.0 million, $0.8 million and $0.8 million, respectively. The Redmond lease was paid in common stock valued at $42,000 and $48,000 for the 2005 and 2004 rent periods, respectively.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003.

Legal proceedings

On December 6, 2005, New York State Urban Development Corporation (“Plaintiff”) commenced action in the Supreme Court of the State of New York, County of New York against the Company.  Plaintiff asserts a cause of action for breach of contract in which Plaintiff seeks to recover a $150,000 grant which was made to the Company based upon the Company’s alleged failure to meet the goals set forth in the agreement for the recruitment and retention of employees.   On March 30, 2006, the Company filed an answer denying the material allegations of the Complaint and asserted a number of affirmative defenses.   The Company intends on vigorously defending this matter.

Note 13 - RELATED PARTY  TRANSACTIONS

2005

On October 20, 2005, we entered into a Securities Purchase Agreement to sell to certain qualified institutional buyers and accredited investors an aggregate of 16,619,056 shares of our common stock, par value $0.001 per share (the “Shares”), and warrants to purchase an additional 9,971,427 shares of common stock, for an aggregate purchase price of approximately $9.1 million. The purchase price of the common stock and corresponding warrant was $0.55 per share.

The warrants are exercisable at a price of $1.00 per share and expire on October 20, 2010. Of the 9,971,427 warrants, 6,647,623 of the warrants are exercisable on or after May 20, 2006. The remaining 3,323,804 are exercisable after March 31, 2007, however these warrants will be cancelled if the Company’s net revenue for fiscal year 2006 exceeds $20 million or if the investor has sold more than 25% of the shares purchased under the Securities Purchase Agreement prior to December 31, 2006.

Both Stillwater and Ginola are beneficial owners of more than 5% of the Company’s common stock.

Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing $500 thousand. Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

Chelsea Trust Company, as trustee of a trust with the same directors and/or controlling shareholders as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing $250, thousand. Ginola Limited disclaims beneficial ownership of shares owned by Chelsea Trust Company.

In connection with the issuance of the Shares and the warrants pursuant to the Securities Purchase Agreement, the Company was required to lower the exercise prices of existing Series A and F warrants from $1.05 and $1.21, respectively, to $.55 and $1.09 per share, respectively, pursuant to the anti-dilution provisions of the Series A and F warrants.

Mary Cronson, the mother of an outside director of eMagin, Paul Cronson, is the holder of a Series A warrant to purchase an aggregate of 42,857 shares of common stock. Accordingly, the exercise price of Mrs. Cronson’s Series A warrant was reduced from $1.05 to $0.55 per share. Mrs. Cronson received the same considerations as all other holders of the Company’s Series A warrants which were re-priced.

2004

eMagin is party to a financial advisory and investment banking agreement with Larkspur Capital Corporation. Paul Cronson, a director of eMagin, is a founder and shareholder of Larkspur Capital Corporation. Larkspur Capital Corporation received as compensation for financial advisory and investment banking services in connection with the January 2004 private placement a cash fee of 6 3/4% of the funds raised and warrants to purchase eMagin shares of common stock equal to 2.5% of the cash netted to eMagin. Approximately $284 thousand and 43,651 common stock purchase warrants exercisable at $2.41 per share which expire in January 2009, were paid under the terms of the agreement. Paul Cronson was engaged as an advisor in connection with the sale of securities sold in October 2004 and received a fee of $136 thousand.

A family member of an outside director of eMagin participated in the Securities Purchase Agreement in January 2004's private placement in the amount of $90 thousand.

Stillwater LLC, a limited liability company and a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock, held an aggregate of $4 million of the notes converted in February 2004. Ginola Limited, a beneficial owner of more than five percent of the outstanding shares of eMagin's common stock, held an aggregate of $1.3 million of the notes which were converted. An outside director of eMagin held $250 thousand of the notes converted.

A family member of an outside director of eMagin participated in the re-pricing of the Securities Purchase Agreement in August. 2,099,894 warrants were re-priced and exercised. The family member re-priced and exercised 25,862 B warrants and 23,684 C warrants.

Note 14 - EMPLOYMENT AGREEMENTS

On January 24, 2006, pursuant to actions taken by the Compensation Committee of the Board of Directors of eMagin Corporation (the “Company”), Mr. Gary W. Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with his service as Chief Executive Officer and President of the Company. Mr. Jones also serves as Chairman of the Company. Additionally, Ms. Susan K. Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with her service as the Company’s Chief Marketing and Strategy Officer, Executive Vice President and Corporate Secretary.

Key terms of the executive employment agreements are described herein. Each agreement is effective for an initial term of three years, effective January 1, 2006. The agreement provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Executive at any time with or without notice and with or without cause (as such term is defined in the agreement). If the Executive’s employment is terminated without cause, or if Executive resigns with good reason (as such term is defined in the agreement), or if Executive’s position is terminated or significantly changed as result of change of control (as such term is defined in the agreement), Executive shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreement. If Executive voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), Executive shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreement includes other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions.

On April 17, 2006, the parties entered into amendments to the employment agreements pursuant to which the parties clarified that the Company has agreed to pay for health benefits equivalent to medical and dental benefits provided during the executive’s full time employment until the end of the agreement’s full term or twenty-four (24) months, whichever is greater.

Note 15 - CONCENTRATIONS

In 2005 we had no customers that individually accounted for more than 10% of our total sales as compared to 2004 where we had two customers that individually accounted for more than 10% of our total sales. One customer accounted for 17% of net revenues and the other accounted for 15%. In 2003 one customer represented approximately 21% of net revenues.

For the year ended December 31, 2005, approximately 49% of the Company's net revenues were made to customers in the United States and approximately 51% of the Company's net revenues were made to international customers. For the year ended December 31, 2004, approximately 78% of the Company's net revenues were made to customers in the United States and approximately 22% of the Company's net revenues were made to international customers. For the year ended December 31, 2003, approximately 70% of the Company’s net revenues were made to customers in the United States and approximately 30% of the Company’s net revenues were to international customers.

At December 31, 2005, there were 2 customers which comprised 31% of the outstanding accounts receivable. At December 31, 2004, there were 3 customers which comprised 50% of the outstanding accounts receivable.

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2005 and 2004 are as follows (in thousands except per share data):

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$690	$$652	$$1,131	$$1,272
Gross loss	$(1,267)	$(1,737)	$(1,555)	$(1,915)
Net loss	$(3,469)	$(4,498)	$(3,763)	$(4,798)
Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.05)	$(0.05)
Shares used in per share calculation - basic and diluted	81,432	82,445	83,036	94,756

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$540	$1,446	$1,089	$518
Gross loss	$(823)	$(91)	$(519)	$(940)
Net loss	$(6,606)	$(1,399)	$(1,755)	$(2,951)
Net loss per share - basic and diluted	$(0.13)	$(0.02)	$(0.03)	$(0.04)
Shares used in per share calculation - basic and diluted	51,940	63,578	65,260	76,193

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their ages and positions are:

Name	Age	Position

Gary W. Jones	50	Chairman, Chief Executive Officer, President
John Atherly	47	Chief Financial Officer
Susan K. Jones	54	Chief Marketing and Strategy Officer, Secretary
Claude Charles (1)	68	Director
Paul Cronson	48	Director
Jacob (Jack) Goldman (2*) (3)	83	Director
Rear Admiral Thomas Paulsen, USN (Ret.) (1)(2) (3*)	69	Director
Dr. Jill Wittels (2)	56	Director
Irwin Engelman (1)	71	Director
Brig. General Stephen Seay (Ret.)	60	Director

(1) Audit Committee
(2) Governance and Nominating Committee
(3) Compensation Committee
(*) Committee Chairman

Gary W. Jones has served as Chairman, Chief Executive Officer, and President of eMagin since 1992 and as Acting Chief Financial Officer from August 2002 to June 2004. Mr. Jones has over 20 years of experience in both public and private companies in the areas of business development, high volume manufacturing, product development, research, and marketing. Prior to founding FED Corporation/eMagin Corporation, Mr. Jones served as Director of the Device Development and Processing division at MCNC Center for Microelectronics in North Carolina from 1985 to 1992. From 1977 to 1985. Mr. Jones managed both semiconductor manufacturing and research and development programs at Texas Instruments. Mr. Jones received a B.S. in electrical engineering and physics from Purdue University. Mr. Jones has served as a member of the Executive Committee of the Board of the United States Display Consortium.

John Atherly has served as Chief Financial Officer since June of 2004. Before joining eMagin Corporation, Mr. Atherly worked for Click2learn, Inc., a NASDAQ listed enterprise Software Company from 1990 to 2004. He held the positions of Vice President of Finance and CFO for approximately 8 years and prior to that held the positions of Director of Finance and Controller. During his 14 years with Click2learn Mr. Atherly managed the firm's finance and administration, human resources, IT and manufacturing organizations. From 1987 to 1990, Mr. Atherly was a Finance and Operations Manager at MicroDisk Services, a manufacturing firm serving the software industry. Mr. Atherly holds a BA in Business Administration from the University of Washington.

Susan K. Jones has served as Executive Vice President and Secretary since 1992, and assumed responsibility of Chief Marketing and Strategy Officer in 2001. Ms. Jones has 25 years of industrial experience, including senior research, management, and marketing assignments at Texas Instruments and Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or chairs committees for industry organizations including IEEE, SPIE, and SID. Ms. Jones served as a director of eMagin Corporation from 1993 to 2000 and was a director of Virtual Vision, Inc. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology, holds more than a dozen patents, and has authored more than 100 papers and talks.

Claude Charles has served as a director since April of 2000. Mr. Charles has served as President of Great Tangley Corporation since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings. Prior to 1996, Mr. Charles has also served as a director and in senior executive positions at SG Warburg and Co. Ltd., Peregrine Investment Holdings, Trident International Finance Ltd., and Dow Banking Corporation. Mr. Charles holds a B.S. in economics from the Wharton School at the University of Pennsylvania and a M.S. in international finance from Columbia University.

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

Admiral Thomas Paulsen has served as a director since July 2003. Admiral Thomas Paulsen served for over 34 years in the US Navy in Command Control, Communications and Intelligence (C3I), Telecommunications, Network Systems Operations, Computers and Computer Systems Operations until his retirement in 1994 as a Rear Admiral. He then served as Chief Information Officer for Williams Telecommunications. Admiral Paulsen has served as a director of Umbanet, Inc. since 2002. Since 2000, Admiral Paulsen has served on the Board of Governors of the Institute of Knowledge Management, George Washington University. Since 1994, he has served as the Chairman of the Advisory Board and President Emeritus of the Center for Advanced Technologies (CAT) and a Managing Partner on the National Knowledge and Intellectual Property Management Taskforce, a not-for-profit company headquartered in Dallas, Texas, and is a member of the Board of Governors for the Japanese American National Museum, Los Angeles, California.

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

Irwin Engelman has served as a director since May of 2005. Irwin Engelman has been a director of New Plan Excel Realty Trust, Inc., a publicly-traded company that is one of the nation's largest owners and managers of community and neighborhood shopping centers, since 2003. He is currently a consultant to various industrial companies. He is currently a director of Sanford Bernstein Mutual Funds, a publicly-traded company, and a member of its audit committee. From November 1999 until April 2002, he served as Executive Vice President and Chief Financial Officer of YouthStream Media Networks, Inc., a media and retailing company serving high school and college markets. From 1992 until April 1999, he served as Executive Vice President and Chief Financial Officer of MacAndrews and Forbes Holdings, Inc., a privately-held financial holding company. From November 1998 until April 1999, he also served as Vice Chairman, Chief Administrative Officer and a director of Revlon, Inc., a publicly-traded consumer products company. From 1978 until 1992, he served as an executive officer of various public companies including International Specialty Products, Inc. (a subsidiary of GAF Holdings Inc.), CitiTrust Bancorporation, General Foods Corporation and The Singer Company. Mr. Engelman received a BBA in Accounting from Baruch College in 1955 and a Juris Doctorate from Brooklyn Law School in 1961. He was admitted practice law in the State of New York in 1962. In addition, he was licensed as a CPA in the State of New York in 1966.

General Stephen Seay was elected to the Board of Directors in January 2006. In his 33-year Army career, General Stephen Seay held a wide variety of command and staff positions, most importantly as a soldier's soldier volunteering for his final assignment with his troops in Iraq. Most recently he was Program Executive Officer for Simulation, Training and Instrumentation, and Commanding General, Joint Contracting Command-Iraq/Head of Contracting Authority, Operation Iraqi Freedom. He has also served as Program Manager for a joint system, headed the Joint Target Oversight Council and was Commanding General, Simulation, Training and Instrumentation Command (STRICOM), Army Materiel Command. Earlier, as a Field Artillery officer, he commanded at all levels, rising to corps artillery commander. He served as Chief of Staff, United States Army, Europe (Forward) and National Security Element, Taszar, Hungary, during Operation Joint Endeavor. He held resource management, operations research, and acquisition positions during three tours on Department of the Army staff. Stephen Seay holds a Bachelor of Science degree from the University of New Hampshire and a Master of Science degree from North Carolina State University.

General Information Concerning the Board of Directors

The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. Each Class A director will hold office until the 2008 Annual Meeting of our stockholders. Currently, Gary Jones and Irwin Engelman are the Class A directors. Paul Cronson, Admiral Thomas Paulsen, and General Stephen Seay are Class B directors and will hold office until the 2006 Annual Meeting. Currently, Claude Charles, Dr. Jill Wittels and Dr. Jacob Goldman are the Class C directors and will hold office until the 2007 Annual Meeting. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

Compensation of Directors

Non-management directors receive options under the 2003 Stock Option Plan. Under the 2003 Plan, a grant of options to purchase 60,000 shares of common stock will automatically be granted on the date a director is first elected or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. In addition to the options to purchase 60,000 shares of common stock automatically granted upon joining the Board, each Director thereafter will receive an annual grant of options to purchase 10,000 shares of common stock at the fair market value as determined on the date of grant, which options will vest on December 31 in the year granted. Directors receive an additional 5,000 upon re-election. Directors are also granted options based on committee assignments consisting of options to purchase 5,000 shares per year for members of the compensation committee, 10,000 shares for the governance committee in 2005, and 15,000 shares for the audit committee. Each committee chair will receive 2,500 additional shares. In addition, each non-management director is reimbursed for ordinary expenses incurred in connection with attendance at such meetings.

Audit Committee. The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. During the year, the Board examined the composition of the Audit Committee in light of the adoption by The American Stock Exchange, Inc. (the “Amex”) of new rules governing audit committees. Based upon this examination, Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent as defined by the American Stock Exchange. The Board has determined that Mr. Engelman is an “audit committee financial expert” as defined by the SEC. During 2005, the Audit Committee held 5 meetings.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. During 2005, the Compensation Committee held 2 meetings.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for nominating directors and for all other purposes outlined in the Governance and Nominating Committee Charter. The Board has determined that each of the members of the Governance and Nominating Committee is unrelated, an outside member with no other affiliation with us and is independent as defined by the American Stock Exchange. During 2005, the Governance and Nominating Committee held 3 meetings.

Nomination of Directors

As provided in its charter and our company’s corporate governance principles, the Governance and Nominating Committee is responsible for identifying individuals qualified to become directors. The Governance and Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Governance and Nominating Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

•	high personal and professional ethics and integrity;

•	the ability to exercise sound judgment;

•	the ability to make independent analytical inquiries;

•	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

•	the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Governance and Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

•	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

•
whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

•	whether the person would qualify as an “independent” director under the listing standards of the American Stock Exchange;

•	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

•	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transaction not timely reported	Known failures to file a required form
Ginola Limited (Beneficial owner)	2	2	0
Stillwater LLC (Beneficial owner)	2	2	0

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.emagin.com/investors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary compensation table for named executive officers The following table provides information about the total compensation for services in all capacities to the Company or its subsidiary for the last three fiscal years of those persons who at December 31, 2005, were (i) the Chief Executive Officer of the Company and (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers").

Name	Position	Year	Salary	Bonus		Other Annual Compensation	Long-term Compensation Awards (Securities Underlying Options

Gary W. Jones	Chairman; President; Chief Executive Officer	2005	$320,313		(1)	$147,420	530,000
		2004	305,090		(1)	46,636	1,200,000
		2003	305,090				516,260

John Atherly	Chief Financial Officer	2005	$221,406		(2)		430,000
		2004	105,000		(2)		750,000
		2003	N/A				N/A

Susan K. Jones	Executive Vice President, Chief Strategy and Marketing Officer; Secretary	2005	$259,568	$26,049	(3)		359,400
		2004	245,933		(3)		750,000
		2003	245,933				403,825

(1) In 2005, Mr. Jones was paid a base salary of $320,313. In addition, he received $147,420 for reimbursement of relocation expenses. In addition, he was granted 530,000 shares. In 2004, Mr. Jones was paid a base salary $305,090, the balance of deferred pay in the amount of $140,798, as well as a reimbursement for relocation expenses of $46,636. Mr. Jones was paid the balance of his deferred pay through the application of these amounts to the exercise of options. In May 2004, Mr. Jones was granted 1,200,000 shares as part of a company-wide bonus program.

(2) In 2005, Mr. Atherly was paid a base salary of $221,406. He was granted 430,000 shares. In 2004, Mr. Atherly's base salary was $210,000. He joined eMagin Corporation in June 2004 and was paid a salary of $105,000 for the portion of the year he was employed by eMagin. He was granted 750,000 shares as part of his hiring package. Of these 750,000 option shares granted, 500,000 shares vest quarterly over a period of five years. 250,000 shares are target incentive options based on successful completion of four consecutive EBITA positive quarters.

(3) In 2005, Ms. Jones was paid a base salary of $259,568. She also received a bonus that was paid 45% in cash, $12,144 and 55% in a stock grant, $24,395. In 2004, Ms. Jones was paid a base salary of $245,933 and the balance of deferred pay in the amount of $110,134. Ms. Jones was paid the balance of her deferred pay through the application of these amounts to the exercise of options. In May 2004, Ms. Jones was granted 750,000 shares as part of a company-wide bonus program.

Options/SARs Grants During Last Fiscal Year

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted in Fiscal 2005	Exercise Price ($/Share)	Expiration Date
Gary Jones (1)	350,000	6%	$1.02	3/17/12
	180,000	3%	$0.58	11/30/12

John Atherly (1)	250,000	4%	$1.02	3/17/12
	180,000	3%	$0.58	11/30/12

Susan Jones (1)	255,000	4%	$1.02	3/17/12
	104,400	3%	$0.58	11/30/12
(1) Options awarded as part of a company-wide bonus program.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2005 by each of the named executive officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. The common stock price at December 31, 2005 was $0.57 per share.

			# of Securities Underlying Unexercised Options as of 12/31/05		Value of Unexercised In-the-money Options as of 12/31/05
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable		Unexercisable

Gary W. Jones	----	----	2,093,937	1,096,667		$177,199	$	----

John Atherly	----	----	150,000	1,030,000	$	----	$	----

Susan K. Jones	----	----	1,968,208	784,167		$94,092	$	----

Compliance with Internal Revenue Code Section 162(m) disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not qualified performance based compensation under the IRS code.

Employment Agreements

On January 24, 2006, pursuant to actions taken by the Compensation Committee of our Board of Directors, Mr. Gary W. Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with his service as Chief Executive Officer and President of the Company. Mr. Jones also serves as Chairman of the Company. Additionally, Ms. Susan K. Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with her service as the Company’s Chief Marketing and Strategy Officer, Executive Vice President and Corporate Secretary.

Each agreement is effective for an initial term of three years, effective January 1, 2006. The agreements provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Mr. Jones and Mrs. Jones at any time with or without notice and with or without cause (as such term is defined in the agreements). If the Mr. Jones’ and Mrs. Jones’ employment is terminated without cause, or if Mr. Jones and Mrs. Jones resign with good reason (as such term is defined in the agreements), or if Mr. Jones’ and Mrs. Jones’ respective positions are terminated or significantly changed as result of change of control (as such term is defined in the agreements), Mr. Jones and Mrs. Jones shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreements. If Mr. Jones and Mrs. Jones voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), Mr. Jones and Mrs. Jones shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreements include other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions.

On April 17, 2006, the parties entered into amendments to the employment agreements pursuant to which the parties clarified that the Company has agreed to pay for health benefits equivalent to medical and dental benefits provided during the executive’s full time employment until the end of the agreement’s full term or twenty-four (24) months, whichever is greater.

Our 2005 Employee Stock Purchase Plan

At our 2005 Annual Meeting of Stockholders, the Company's stockholders approved the 2005 Employee Stock Purchase Plan. The purpose of the 2005 Employee Stock Purchase Plan is to give employees of eMagin and its participating subsidiary an opportunity to purchase common stock on favorable terms through payroll deductions thereby increasing their proprietary interest in the success of eMagin. The number of shares of common stock available for issuance under the 2005 Employee Stock Purchase Plan is 750,000 shares, subject to adjustment for certain changes in eMagin's capital, as described below. This number of shares available under the plan will be automatically increased on each of January 1, 2006, January 1, 2007, and January 1, 2008, by 750,000 shares. The 2005 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code so that eMagin's participating employees may enjoy certain tax advantages, as described below. The 2005 Employee Stock Purchase Plan will be administered by the Compensation Committee. As of December 31, 2005 Employee Stock Purchase Plan was not implemented.

In general, any person who has been an employee prior to a given offering period (generally each February 15 and August 15) who is scheduled to work more than five months per calendar year and more than 20 hours per week on a regular basis is eligible to participate in the 2005 Employee Stock Purchase Plan. Common stock will be purchased for each participant in the 2005 Employee Stock Purchase Plan as of the last day of each accumulation period (generally August 14 and February 14) within an offering period with the money deducted from their paychecks during the accumulation period. Offering periods under the 2005 Employee Stock Purchase Plan will begin on February 15 and August 15 of each calendar year while the 2005 Employee Stock Purchase Plan is in effect, and each offering period is 24 months in length, unless the Compensation Committee determines otherwise. The purchase price per share of common stock will be the lesser of (a) 85% of the fair market value (i.e. the last transaction or closing price, as applicable) of a share of common stock on the last trading day of the accumulation period or (b) 85% of the fair market value of a share of common stock on the last trading day prior to the beginning of the Offering Period.

A participant may elect to have payroll deductions made under the 2005 Employee Stock Purchase Plan for the purchase of common stock in an amount not to exceed 15% of the participant's compensation.

Compensation for purposes of the 2005 Employee Stock Purchase Plan generally means total cash compensation, inclusive of overtime, bonuses, or shift premiums or, plus the participants pre-tax contributions under any Internal Revenue Code Section 401(k) or 125 plan of the company or its subsidiaries. Contributions to the 2005 Employee Stock Purchase Plan will be on an after-tax basis. A participant may terminate his or her payroll deductions at any time.

A stock purchase bookkeeping account will be established for each participant in the 2005 Employee Stock Purchase Plan. Amounts deducted from participants' paychecks will be credited to their bookkeeping accounts. No interest will accrue with respect to any amounts credited to the bookkeeping accounts. As of the last day of each Accumulation Period, the amount credited to a participant's stock purchase account will be used to purchase the largest number of whole shares of common stock possible at the price determined as described above. In general, however, a participant will not be permitted to purchase in any calendar year under the 2005 Employee Stock Purchase Plan common stock with a fair market value in excess of $25,000, determined as of the beginning of the applicable offering period. Participants also will not be permitted to purchase more than 25,000 shares of common stock during any accumulation period. The common stock will be purchased directly from eMagin. No brokerage or other fees will be charged to participants. Any balance remaining in the participant's account will be returned to the participant; however, any excess balance attributable to the inability to purchase a fractional share will be retained in the participant's account for subsequent purchases under the 2005 Employee Stock Purchase Plan or may be withdrawn by the participant.

A participant may withdraw from participation in the 2005 Employee Stock Purchase Plan at any time during an offering period by written notice to eMagin. Upon withdrawal, a participant's bookkeeping account balance will be distributed in cash as soon as practicable and no shares of common stock will be purchased during the accumulation period. If a participant terminates employment with eMagin, that participant will be considered withdrawn from the plan. Rights to purchase shares of common stock under the 2005 Employee Stock Purchase Plan are exercisable only by the participant and are not transferable.

In the event of certain changes in number of outstanding shares of the common stock, such as a stock dividend or other change in the number of shares effected without receipt or payment of consideration by eMagin, the aggregate number of shares of common stock offered under the 2005 Employee Stock Purchase Plan, the 25,000 share limit on shares that can be purchased by a single participant during any accumulation period and the price of shares under any outstanding participant elections will be proportionately adjusted by the Compensation Committee. Immediately prior to a corporate reorganization, as defined in the 2005 Employee Stock Purchase Plan, the offering period and accumulation period then in progress will terminate, and shares will be purchased using amounts then outstanding in the participants' bookkeeping accounts under the 2005 Employee Stock Purchase Plan, unless the 2005 Employee Stock Purchase Plan is assumed or continued by the surviving corporation or its parent corporation.

The Board of Directors of eMagin may amend, suspend, or terminate the 2005 Employee Stock Purchase Plan at any time, except that certain amendments may be made only with the approval of the stockholders of eMagin.

New plan benefits

Participation in the 2005 Employee Stock Purchase Plan is voluntary. Accordingly, at this time eMagin cannot determine the amount of shares of common stock that will be acquired by participants or the dollar value of any such participation. As of March 17, 2006 there are approximately 98 employees (representing all of the employees of the Company and its subsidiaries) who would be eligible to participate in the 2005 Employee Stock Purchase Plan if the plan had been in effect on that date.

Our 2004 Non-Employee Compensation Plan

The purpose of the 2004 Non-Employee Compensation Plan is to help us retain consultants, professionals, and service providers who provide services to the Company in connection with, among other things, the Company's obligations as a publicly-held reporting company. In addition, we expect to benefit from the added interest that the awardees will have in our welfare as a result of their ownership or increased ownership of our common stock. The Board of Directors will select who will receive awards and the amount and nature of such awards.

Over the last two years, we have been able to engage consultants, professionals, and service providers by compensating them through the issuance of shares of our common stock. This afforded us the ability to utilize our cash, at a time when we were seeking out financing and working with our creditors with respect to restructuring outstanding obligations, for the more immediate needs that we had related to the acquisition of the products and inventory needed to further our manufacturing process so as to be able to deliver finished goods to our customers pursuant to outstanding orders. As we continue to have a significant backlog of orders, we believe that, for the foreseeable future, it is in our best interests to be able to continue to engage and compensate such persons through the payment of our shares of common stock. In addition, Section 711 of the AMEX Company Guide, which was amended in October 2003, now requires that such compensation arrangements be approved by the Company's shareholders.

Awards authorized under the 2004 Non-Employee Compensation Plan shall consist of shares of our common stock. Such awards may be subject to forfeiture in the event of premature termination of engagement, failure to meet certain performance objectives, or other conditions, as may be determined by the Board of Directors.

The 2004 Non-Employee Compensation Plan is administered by the Board of Directors (provided however, that the Board may delegate such administration to the Compensation Committee). Subject to the express terms and conditions of the 2004 Non-Employee Compensation Plan, the Board of Directors has full power to make Awards, to construe or interpret the 2004 Non-Employee Compensation Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable for its administration. Except as otherwise provided in the 2004 Non-Employee Compensation Plan, the Board of Directors may also determine which persons shall be granted Awards, the nature of the Awards granted, the number of shares subject to Awards and the time at which Awards shall be made. Such determinations will be final and binding.

The only class of stock subject to an Award is Common Stock. At our 2005 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2004 Non-Employee Compensation Plan to approve an increase in the number of authorized shares of common stock issuable pursuant to the 2004 Non-Employee Compensation Plan from 1,000,000 to 2,000,000 shares; however, this number is subject to adjustment in the event of a recapitalization, reorganization or similar event. The maximum number of shares of Common Stock with respect to which Awards may be granted to any participant in any year under the 2004 Non-Employee Compensation Plan is 500,000 shares.

Shares shall consist, in whole or in part, of authorized and unissued shares or treasury shares. Any shares represented by Awards that are cancelled, forfeited, terminated or expired will again be available for grants and issuance under the 2004 Non-Employee Compensation Plan.

In the event that our outstanding shares of Common Stock are increased, decreased or changed or converted into other securities by reason of merger, reorganization, consolidation, recapitalization, stock dividend, extraordinary cash dividend or other change in our corporate structure affecting the stock, the number of shares that may be delivered under the 2004 Non-Employee Compensation Plan and the number and/or the purchase price of shares subject to outstanding Awards under the 2004 Non-Employee Compensation Plan may be adjusted at the sole discretion of the Board of Directors to the extent that the Board of Directors determines to be appropriate, provided, however, that the number of shares subject to any Awards will always be a whole number.

The 2004 Non-Employee Compensation Plan will expire on May 17, 2014, but the Board of Directors may terminate the 2004 Non-Employee Compensation Plan at any time prior to that date and Awards granted prior to such termination may extend beyond such date. Termination of the 2004 Non-Employee Compensation Plan will not alter or impair, without the consent of the Awardee, any of the rights or obligations of any Award made under the 2004 Non-Employee Compensation Plan.

The Board may from time to time alter, amend, suspend or discontinue the 2004 Non-Employee Compensation Plan. However, no such action of the Board may alter the provisions of the 2004 Non-Employee Compensation Plan so as to alter any outstanding Awards to the detriment of the Awardee or participant without such participant's or Awardees consent, and no amendment to the 2004 Non-Employee Compensation Plan may be made without stockholder approval if such amendment would materially increase the benefits to the Awardees or the participants in the 2004 Non-Employee Compensation Plan, materially increase the number of shares issuable under the 2004 Non-Employee Compensation Plan, extend the terms of the 2004 Non-Employee Compensation Plan or the period during which Awards may be granted or exercised or materially modify requirements as to eligibility to participate in the 2004 Non-Employee Compensation Plan.

Grant. The Board of Directors may, at its discretion, award shares of common stock to a recipient (the "Stock Awards"). The Stock Awards will be issued pursuant to an agreement between the Company and the Awardee. Each recipient of a Stock Award will be a stockholder and have all the rights of a stockholder with respect to such shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such shares.

If the recipient of an Award ceases to be a consultant, professional or service provider for any reason, then the Award may be subject to forfeiture, as provided in the particular agreement, unless such forfeiture is waived by the Board of Directors when it, in its discretion, determines that such waiver is in our best interests.

In the event of a participant's retirement, permanent disability or death, or in cases of special circumstances, the Board of Directors may waive any or all of the remaining restrictions and limitations imposed under the 2004 Non-Employee Compensation Plan with respect to any Awards.

Restrictions on Transferability. These Shares of stock may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of until such time as any stated restrictions lapse. The Board of Directors, in its absolute discretion, may impose such restrictions on the transferability of the Awards granted in this 2004 Non-Employee Compensation Plan as it deems appropriate. Any such restrictions shall be set forth in the Agreement with respect to such Awards and may be referred to on the certificates evidencing shares issued pursuant to any such Award. Shares of restricted stock will be evidenced by a certificate that bears a restrictive legend.

Our 2003 Employee Stock Option Plan

At our 2005 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2003 Employee Stock Option Plan to provide for grants of shares of common stock in addition to options to purchase shares of common stock.

The primary purpose of the 2003 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. The 2003 Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2003 Option Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

We have reserved a total of 9,200,000 shares of our common stock for issuance under the 2003 Option Plan. On January 1, 2004, the share reserve was automatically increased by 2,000,000 shares. On January 1 of each year for a period of nine (9) years, commencing on January 1, 2005, the aggregate number of shares of Common Stock that is available for issuance under the 2003 Option Plan shall automatically be increased by three percent (3%) of the diluted shares outstanding; provided, however, that the Board, from time to time, may provide for a lesser increase in the aggregate number of shares of Common Stock that is available for issuance under the Plan.

However, the automatic increase is subject to reduction by the board. If the recipient of an option grant or stock award does not purchase the shares subject to the option grant or stock award before it expires or terminates, the shares that are not purchased again become available for issuance under the 2003 Option Plan.

The 2003 Option Plan is administered by the Company's Board of Directors as the Board of Directors may be composed from time to time. The Board determines all questions of interpretation of the 2003 Option Plan, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least three members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 2003 Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2003 Option Plan or the grant of any option or stock award pursuant to it, or serve on a committee appointed to administer the 2003 Option Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c) (3) (i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Under the 2003 Option Plan, options and/or stock awards may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2003 Option Plan (in the case of a grant of options, the participant is referred to herein as an “Optionee” and in the case of a grant of a stock award, the participant is referred to herein as a “Grantee”).

The term of each Option or stock award granted under the Plan shall be contained in a stock option or stock award agreement between the Optionee or Grantee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2003 Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 100% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

(b) Vesting. The dates on which each Option or stock award (or portion thereof) shall be exercisable or shall vest and the conditions precedent to such exercise or vesting, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option or stock award is granted.

(c) Expiration. The Board of Directors, in its discretion, shall fix the expiration of each Option or stock award, at the time such Option or stock award is granted; however, unless otherwise determined by the Board of Directors at the time such Option or stock award is granted, an Option or stock award shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option or stock award shall be subject to earlier termination as expressly provided in the 2003 Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option or stock award is granted.

(d) Transferability. No Option or stock award shall be transferable, except by will or the laws of descent and distribution, and any Option or stock award may be exercised during the lifetime of the Optionee or Grantee only by him. No Option or stock award granted under the Plan shall be subject to execution, attachment or other process.

(e) Option Adjustments. The aggregate number and class of shares as to which Options or stock award may be granted under the 2003 Option Plan, the number and class shares covered by each outstanding Option or stock award and the exercise price or purchase per share thereof (but not the total price), and all such Options or stock awards, shall each be proportionately adjusted for any increase decrease in the number of issued Common Stock resulting from split-up spin-off or consolidation of shares, additional issuance of shares, or any like capital adjustment or the payment of any stock dividend. The total number of shares approved in the 2003 Option Plan would not decrease as a result of the exercising of options or the purchase of common stock pursuant to a stock award.

Except as otherwise provided in the 2003 Option Plan, any Option or stock award granted shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee or Grantee shall have the right immediately prior to any such transaction to exercise his Option or purchase shares of common stock in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) Termination, Modification and Amendment. The 2003 Option Plan (but not Options or stock awards previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option or stock award shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

Equity Compensation Plan Information

Plan category As of December 31, 2005	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	12,960,636	$0.98	43,346

Equity compensation plans not approved by security holders	---	---	---

Total	12,960,636	$0.98	43,346

In addition to the plans listed, eMagin has issued inducement option compensation awards to new employees in accordance with the provisions of Section 711 of the American Stock Exchange Company Guide. The outstanding out-of-plan options as of December 31, 2005 are to purchase an aggregate total of 5,092,000 shares, vesting over five years at per share prices ranging from $1.01 to $2.58.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of March 17, 2006, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Stillwater LLC (1)	14,345,078	11.0%
George Haywood (2)	9,798,026	7.6%
Gary W. Jones (3)	9,451,956	7.2%
Susan K Jones (3)	9,451,956	7.2%
Ginola Limited(4)	9,223,191	7.1%
Rainbow Gate (5)	833,888	2.0%
Ogier Trustee (Jersey) Limited (6)	976,200	*
Jack Rivkin(7)	833,888	*
Paul Cronson (8)	507,657	*
Claude Charles (9)	315,000	*
John Atherly (10)	107,500	*
Chelsea Trust Company Limited	119,161	*
Jack Goldman(11)	229,160	*
Adm. Thomas Paulsen (12)	85,000	*
Dr. Jill Wittels (13)	85,000	*
All executive officers and directors as a group (consisting of 10 individuals) (14)	10,781,273	8.2%

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 17, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 100,049,382 shares of common stock outstanding on March 17, 2006, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of March 17, 2006, as described below.

(1) This figure represents: (i) 9,326,145 shares owned by Stillwater LLC, which includes 1,719,326 shares owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; (ii) warrants held by Stillwater LLC to purchase 5,018,933 shares, which includes: (a) a warrant to purchase 300,000 shares that may not be exercised by Stillwater LLC so long as Stillwater LLC is the beneficial owner, directly or indirectly, of more than ten percent (10%) of the common stock of eMagin for purposes of Section 16 of the Securities Exchange Act of 1934, and (b) warrants to purchase 842,873 shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation;

(2) This figure includes 3,214,738 common shares underlying warrants.

(3) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including (i) 2,330,604 shares of common stock issuable upon exercise of stock options held by Gary Jones and (ii) 2,122,375 shares of common stock issuable upon exercise of stock options held by Susan Jones. This does not include (i) 180,000 shares underlying options owned by Gary Jones which are not exercisable within 60 days of March 17, 2006; and (ii) 180,000 shares underlying options owned by Susan Jones which are not exercisable within 60 days of March 17, 2006.

(4) This figure represents: (i) 6,026,598 shares owned by Ginola Limited, which include 1,719,326 shares held indirectly by Rainbow Gate Corporation, 650,800 shares owned by Ogier Trustee(Jersey) Limited, as trustee, 119,161 shares owned by Chelsea Trust Company Limited, as trustee, and 396,223 shares owned by Crestflower Corporation. Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation, Ogier Trustee (Jersey) Limited, as trustee, and Chelsea Trust Company Limited, as trustee; and (ii) warrants held by Ginola Limited to purchase 3,196,593 common shares, which includes warrants to purchase 842,873 shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation, and warrants to purchase 325,400 shares owned by Ogier Trustee (Jersey) Limited, as trustee. Ginola Limited disclaims beneficial ownership of the shares owned by Ogier Trustee (Jersey) Limited, as trustee.

(5) This figure includes 842,873 shares underlying warrants.

(6) This figure includes 325,400 shares underlying warrants.

(7) This figure represents 639,093 shares owned by Mr. Rivkin and warrants held by Mr. Rivkin to purchase 194,795 shares of common stock. Mr. Rivkin retired as a director at the Annual Meeting held in September 2005.

(8) This figure represents 191,984 shares owned by Mr. Cronson, 215,673, shares underlying warrants, and 100,000 shares underlying options held directly and indirectly by Paul Cronson. This includes (i) 120,974 common stock shares and 42,857 shares underlying warrants held indirectly by a family member of Paul Cronson; and (ii) 43,651 shares underlying warrants held indirectly by Larkspur Corporation of which he is the Managing Director.

(9) This figure represents shares underlying options.

(10) This figure represents shares underlying options.

(11) This figure represents shares underlying options.

(12) This figure represents shares underlying options.

(13) This figure represents shares underlying options.

(14) This figure includes (i) warrants to purchase 410,468 shares of common stock, and (ii) 5,370,479 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 20, 2005, we entered into a Securities Purchase Agreement to sell to certain qualified institutional buyers and accredited investors an aggregate of 16,619,056 shares of our common stock, par value $0.001 per share, and warrants to purchase an additional 9,971,427 shares of common stock, for an aggregate purchase price of approximately $9.14 million. The purchase price of the common stock and corresponding warrant was $0.55 per share.

The warrants are exercisable at a price of $1.00 per share and expire on October 20, 2010. Of the 9,971,427 warrants, 6,647,623 of the warrants are exercisable on or after May 20, 2006. The remaining 3,323,810 are exercisable after March 31, 2007, however these warrants will be cancelled if the Company’s net revenue for fiscal year 2006 exceeds $20 million or if the investor has sold more than 25% of the shares purchased under the Securities Purchase Agreement prior to December 31, 2006.

Both Stillwater and Ginola are beneficial owners of more than 5% of the Company’s common stock.

Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing approximately $500 thousand. Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

Chelsea Trust Company, as trustee of a trust with the same directors and/or controlling shareholders as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing approximately $250 thousand. Ginola Limited disclaims beneficial ownership of shares owned by Chelsea Trust Company.

In connection with the issuance of the Shares and the warrants pursuant to the Securities Purchase Agreement, the Company was required to lower the exercise prices of existing Series A and F warrants from $1.05 and $1.21, respectively, to $.55 and $1.09 per share, respectively, pursuant to the anti-dilution provisions of the Series A and F warrants.

Mary Cronson, the mother of an outside director of eMagin, Paul Cronson, is the holder of a Series A warrant to purchase an aggregate of 42,857 shares of common stock. Accordingly, the exercise price of Mrs. Cronson’s Series A warrant was reduced from $1.05 to $0.55 per share. Mrs. Cronson received the same considerations as all other holders of the Company’s Series A warrants which were re-priced.

On January 24, 2006, pursuant to actions taken by the Compensation Committee of our Board of Directors, Mr. Gary W. Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with his service as Chief Executive Officer and President of the Company. Mr. Jones also serves as Chairman of the Company. Additionally, Ms. Susan K. Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with her service as the Company’s Chief Marketing and Strategy Officer, Executive Vice President and Corporate Secretary.

Each agreement is effective for an initial term of three years, effective January 1, 2006. The agreements provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Mr. Jones and Mrs. Jones at any time with or without notice and with or without cause (as such term is defined in the agreements). If the Mr. Jones’ and Mrs. Jones’ employment is terminated without cause, or if Mr. Jones and Mrs. Jones resign with good reason (as such term is defined in the agreements), or if Mr. Jones’ and Mrs. Jones’ respective positions are terminated or significantly changed as result of change of control (as such term is defined in the agreements), Mr. Jones and Mrs. Jones shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreements. If Mr. Jones and Mrs. Jones voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), Mr. Jones and Mrs. Jones shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreements include other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2005 and 2004, the aggregate fees payable to Eisner LLP for professional services rendered for the audit of the annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements were approximately $151 thousand and $136 thousand, respectively.

There were no other fees billed for services rendered to the Company by Eisner LLP, other than fees for audit and audit-related, for the years 2005 and 2004.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.	Consolidated Balance Sheets at December 31, 2005 and 2004.
B.	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.
C.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.
D.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.	Schedule II - Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 66 to 69 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2006.

eMAGIN CORPORATION

By:	/s/ Gary W. Jones
Gary W. Jones
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 17th, 2006, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Gary W. Jones	President, Chief Executive Officer, and Director
Gary W. Jones	(Principal Executive Officer)

/s/ John Atherly	Chief Financial Officer
John Atherly	(Principal Financial and Accounting Officer)

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Irwin Engelman	Director
Irwin Engelman

/s/ Dr. Jacob E. Goldman	Director
Dr. Jacob E. Goldman

/s/ Adm. Thomas Paulsen	Director
Adm. Thomas Paulsen

/s/ Brig. Gen. Stephen Seay	Director
Brig. Gen. Stephen Seay

/s/ Dr. Jill Wittels	Director
Dr. Jill Wittels

eMAGIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Balance at Beginning of Period	Charged to Expenses	Amounts Written Off	Balance at End of Year
		(In thousands)

December 31, 2003	$(36)	$(287)	$19	$(304)
December 31, 2004	(304)	(488)	21	(771)
December 31, 2005	(771)	164	120	(487)

eMAGIN CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 99.2 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).
3.2	Amended Articles of Incorporation (incorporated by reference to exhibit A to the Registrant's Definitive Proxy Statement filed on June 13, 2003).
3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).
4.1	Form of Warrant dated as of April 25, 2003 (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2003).
4.2	Form of Series A Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).
4.3	Form of Series B Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 9, 2004).
4.4	Form of Series C Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).
4.5	Form of Series D Warrant (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K filed on March 4, 2004).
4.6	Form of Series E Warrant (incorporated by reference to exhibit 4.2 to the Registrant's current report on Form 8-K filed on March 4, 2004).
10.1	2000 Stock Option Plan, (incorporated by reference to exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*
10.2	Form of Agreement for Stock Option Grant pursuant to 2003 Stock Option Plan (incorporated by reference to exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*
4.7	Form of Series F Warrant (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 26, 2004).
4.8	Form of Common Stock Purchase Warrant dated October 20, 2005, filed October 31, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.3
Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999 (incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.4
Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the LED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000 (incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

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

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes OxleySection 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.
10.26	2004 Non-Employee Compensation Plan, filed July 7, 2004, as filed in the Registrant’s Form S-8, incorporated herein by reference.*
10.27
Form of Letter Agreement by and among eMagin and the holders of the Class A, Class B and Class C common stock purchase warrants, filed August 9, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.28
Securities Purchase Agreement dated as of October 21, 2004 by and among eMagin and the purchasers listed on the signature pages thereto, filed October 26, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.29
Placement Agency Agreement dated as of October 21, 2004 by and among eMagin and W.R. Hambrecht & Co., LLC, filed October 26, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.30	Agreement, dated as of June 29, 2004, by and between eMagin and Larkspur Capital Corporation, filed October 26, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.31	Amendment No. 4 to Lease by and between eMagin and International Business Machines Corporation, filed December 20, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.32	Sublease Agreement dated as of July 14, 2005 by and between eMagin and Capgemini U.S., LLC, filed August 2, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.33	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*
10.34	Amended and Restated 2004 Non-Employee Compensation Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*
10.35	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*
10.36
Securities Purchase Agreement dated as of October 20, 2005, by and among eMagin and the purchasers listed on the signature pages thereto, filed October 31, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.37
Registration Rights Agreement dated as of October 20, 2005, by and among eMagin and the purchasers listed on the signature pages thereto, filed October 31, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.38	Employment Agreement effective as of January 1, 2006 by and between eMagin and Gary Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.39	Employment Agreement effective as of January 1, 2006 by and between eMagin and Susan Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.40	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Gary Jones
10.41	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Susan Jones
31.1	Certification by Chief Executive Officer pursuant to Sarbanes OxleySection 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.