Form 10-Q
period 2006-03-31
EMAGIN CORP
filed 2006-05-15
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

The number of shares common stock outstanding as of May 12, 2006 was 100,104,944.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2006

ITEM 1. Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006 (unaudited)	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,662	$6,727
Investments - held to maturity	124	120
Accounts receivable, net	1,129	762
Inventory	3,572	3,839
Prepaid expenses and other current assets	1,285	1,045
Total current assets	7,772	12,493
Equipment, furniture and leasehold improvements, net	1,097	1,299
Intangible assets, net	58	57
Other assets	233	233
Total assets	$9,160	$14,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,325	$562
Accrued compensation	886	1,010
Other accrued expenses	721	1,894
Deferred revenue	39	96
Current portion of capitalized lease obligations	13	16
Other current liabilities	46	47
Total current liabilities	3,030	3,625

Capitalized lease obligations	4	6
Long-term debt	43	50
Total liabilities	3,077	3,681

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 100,049,382 shares as of March 31, 2006 and 99,972,458 shares as of December 31, 2005	100	100
Additional paid-in capital	176,702	175,860
Accumulated deficit	(170,719)	(165,559)
Total shareholders’ equity	6,083	10,401
Total liabilities and shareholders’ equity	$9,160	$14,082

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:

Product revenue	$1,571	$690
Contract revenue	70	—

Total revenue, net	1,641	690

Cost of goods sold	3,029	1,956

Gross loss	(1,388)	(1,266)

Operating expenses:

Research and development	1,238	886
Selling, general and administrative	2,588	1,335

Total operating expenses	3,826	2,221

Loss from operations	(5,214)	(3,487)

Other income (expense):

Interest expense	—	(1)
Other income, net	54	19
Total other income, net	54	18

Net loss	$(5,160)	$(3,469)

Loss per share, basic and diluted	$(0.05)	$(0.04)

Weighted average number of shares outstanding:

Basic and diluted	100,038,000	81,432,000

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	99,972	$100	$175,860	$(165,559)	$10,401
Stock-based compensation	-----	-----	792	-----	792
Issuance of common stock for services	77	-----	50	-----	50
Net loss	-----	-----	-----	(5,160)	(5,160)
Balance, March 31, 2006, (unaudited)	100,049	$100	$176,702	$(170,719)	$6,083

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,160)		$(3,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257		188
Provision for sales returns and doubtful accounts	---		19
Stock-based compensation	792		---
Issuance of common stock for services	50		12
Changes in operating assets and liabilities:
Accounts receivable	(367)		(37)
Inventory	267		(908)
Prepaid expenses and other current assets	(244)		271
Deferred revenue	(57)		---
Accounts payable, accrued compensation, and other accrued expenses	(537)		180
Other current liabilities	(1)		10
Net cash used in operating activities	(5,000)		(3,734)
Cash flows from investing activities:
Purchase of equipment	(54)		(232)
Purchase of intangibles and other assets	(2)		35
Net cash used by investing activities	(56)		(197)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	---		1,246
Payments of long-term debt and capital leases	(9)		(3)
Net cash (used) provided by financing activities	(9)		1,243
Net (decrease) increase in cash and cash equivalents	(5,065)		(2,688)
Cash and cash equivalents beginning of period	6,727		13,457
Cash and cash equivalents end of period	$1,662		$10,769

Cash paid for interest	$ ---		$1
Cash paid for taxes	$26	$	---

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Description of the Business and Summary of Significant Account Policies

The Business

eMagin Corporation is a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. eMagin also develops and markets microdisplay systems and optics technology for commercial, industrial and military applications.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflects all adjustments, including normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instruction, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior-period balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net loss, assets or liabilities in either period presented. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses from operations which it believes will continue through 2006. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without obtaining additional funding. Management is currently negotiating establishment of a standby debt facility with existing investors and or the placement of debt with new investors to address this funding requirement. If management is unsuccessful in its efforts to obtain additional funding, the Company will reduce its operating plan which will have an impact on its ability to achieve profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns. The Company’s revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. The Company defers revenue recognition on products sold directly to the consumer with a fifteen day right of return. Revenue is recognized upon the expiration of the right of return.

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

Stock-Based Compensation

The Company maintains several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of March 31, 2006, the number of shares of common stock available for issuance was 1,500,000. As of March 31, 2006, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants. Under the 2003 plan, an ISO grant is granted at the market value of the Company’s common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock at the date of grant. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally five years. The amended 2003 Plan provides for an annual increase of 3% of the diluted shares outstanding on January 1 of each year for a period of nine (9) years which commenced January 1, 2005.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment”, (“SFAS No. 123R”), which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R using the modified prospective transition method and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R. The Company uses the straight-line method for recognizing compensation expense. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses, including the impact of adoption on the Company’s condensed Consolidated Financial Statements and pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Note 2: Receivables

The majority of the Company’s commercial accounts receivable is due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due.

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

Receivables consisted of the following (in thousands):

	March 31, 2006 (unaudited)	December 31, 2005
Accounts receivable	$1,616	$1,249
Less allowance for doubtful accounts	(487)	(487)
Net receivables	$1,129	$762

Note 3: Research and Development Costs

Research and development costs are expensed as incurred.

Note 4: Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential  dilution from  the exercise of stock  options  and warrants.  Common equivalent shares totaling 44,620,483 and 33,626,127 have been excluded from the computation of diluted EPS for the three months ended March 31, 2006 and 2005, respectively, because their effect would be antidilutive.

Note 5: Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	March 31, 2006 (unaudited)	December 31, 2005
Raw materials	$2,105	$2,353
Work in process	330	107
Finished goods	1,137	1,379
Total Inventory	$3,572	$3,839

Note 6: Debt

Debt is as follows (in thousands):

	March 31, 2006 (unaudited)	December 31, 2005
Current portion of capitalized lease obligations	$13	$16
Long-term capitalized lease obligations	4	6
Long-term debt	43	50
Total debt	$60	$72

Note 7: Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated. Compensation cost recognized for the quarter ended March 31, 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123R. The compensation cost was recognized using the straight-line attribution method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month period ended March 31, 2006 (in thousands):

Cost of revenue	$135
Research and development	128
Selling, general and administrative	529
Total stock compensation expense	$792

Stock-based compensation was $792,000 for the quarter ended March 31, 2006. At March 31, 2006, total unrecognized non-cash compensation costs related to stock options was $6.9 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 5.5 years.

The Company recognizes compensation expense for options granted to non-employees in accordance with the provision of Emerging Issues Task Force (“EITF”) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which requires using a fair value options pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest.

In determining the fair value of stock options granted during the three month periods ended March 31, 2006 and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	For the Quarter Ended March 31,
	2006	2005

Dividend yield	0%	0%
Risk free interest rates	4.8%	2.8%
Expected volatility	123.2%	125.9%
Expected term (in years)	5	5

We have not declared or paid any dividends and do not currently expect to do so in the near future. The risk-free interest rate used in the Black-Scholes is based on the implied yield currently available on U.S. Treasury securities with an equivalent term. Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

The following table shows the proforma effect on our net loss and net loss per share had compensation expense been determined based on the fair value at the award grant date in accordance with SFAS No. 123 for the quarter ended March 31, 2005 (in thousands, except per share data):

March 31, 2005 (unaudited)
Net loss, as reported	$(3,469)
Deduct: Stock-based employee compensation expense determined under fair value method	(1,481)
Pro forma net loss	$(4,950)
Net loss per share:
Basic and diluted, as reported	$(0.04)
Basic and diluted, pro forma	$(0.06)

A summary of the Company’s stock option activity for the three months ended March 31, 2006 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	18,052,636	$1.09
Options granted	1,080,000	0.55
Options exercised	----	----
Options cancelled	(709,400)	0.99
Outstanding at March 31, 2006	18,423,236	$1.05	4.61	$729,000
Vested or expected to vest at March 31, 2006	10,197,214	$1.01	3.92	$931,000
Exercisable at March 31, 2006	9,352,608	$1.03	3.56	$725,000

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.21 - $0.85	8,029,258	4.39	$0.51	4,603,688	$0.45
$1.00 - $1.50	5,298,914	5.68	1.15	1,537,523	1.14
$1.52 - $6.30	5,095,064	3.84	1.81	3,211,397	1.81
	18,423,236		$1.05	9,352,608	$1.03

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the 2,973,241 options that were in-the-money at March 31, 2006. The Company’s closing stock price was $0.55 as of March 31, 2006. The Company issues new shares of common stock upon exercise of stock options.

Note 8: Shareholders’ Equity

In the quarter ended March 31, 2006, there were no warrants and stock options exercised as compared to the quarter ended March 31, 2005 where the Company received approximately $1.2 million in proceeds from the exercise of approximately 2.4 million warrants and options. For the three months ended March 31, 2006 and 2005, the Company also issued approximately 77,000 and 12,000 shares of common stock, respectively, for the payment of approximately $50,000 and $12,000, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005, respectively.

Note 9: Commitments and Contingencies

Royalty payments

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

The Company paid $125,000 for the minimum amount due for 2006 and 2005. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement. Royalty expense was $85,000 and $23,000 for the three months ended March 31, 2006 and 2005, respectively.

Contractual obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington. Rent expense was approximately $347,000 and $234,000 for the three months ended March 31, 2006 and 2005, respectively.

Note 10: Legal Proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against the Company, asserting breach of contract and seeking to recover a $150,000 grant which was made to the Company based on goals set forth in the agreement for recruitment of employees.  The Company has received an extension of time to answer the Complaint and is in on-going negotiations with New York State Urban Development Corporation in order to resolve this matter.

Note 11: Employment Agreements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Management's Discussion and Analysis or Plan Operations" and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

We design, develop, manufacture, and market virtual imaging products which utilize OLEDs, or organic light emitting diodes, OLED-on-silicon microdisplays and related information technology solutions. We integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer, or OEM, customers to develop and market improved or new electronic products. We believe that virtual imaging will become an important way for increasingly mobile people to have quick access to high-resolution data, work, and experience new more immersive forms of communications and entertainment.

Our first commercial product, the SVGA+ (Super Video Graphics Array of 800x600 plus 52 added columns of data) OLED microdisplay, was initially offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was shipped in early 2002. We are in the process of completing development of 2 additional OLED microdisplays, namely the SVGA 3DS (SVGA 3D shrink, a smaller format SVGA display with a new cell architecture with embedded features) and an SXGA (1280 x 1024).

In January 2005, we announced the world's first personal display system to combine OLED technology with head-tracking and 3D stereovision, the Z800 3DVisor(tm), which was first shipped in mid-2005. This product received a CES Design and Innovations Award for the electronic gaming category and also received the coveted Best of Innovation Awards for the entire display category. The product was also recognized as a Digital Living Class of 2005 Innovators. In January 2006, we unveiled prototypes of our upcoming X800 3DVisor and Eyebud(tm) Personal Display Systems. The Eyebud for use with video iPods was identified as an important new electronics product by several major publications including USA Today.

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

Company History

From inception through January 1, 2003, we were a developmental stage company. We have transitioned to manufacturing our products and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Most of our operating expenses are fixed in the near term. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the selling price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds.  We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.  Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. We defer revenue on products sold directly to the consumer with a fifteen day right of return. Revenue is recognized upon the expiration of the right of return.

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

Use of estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair value of financial instruments

The Company's cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which appropriates fair value due to the short-term nature of these instruments.

Stock-Based Compensation

We maintain several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of March 31, 2006, the number of shares of common stock available for issuance was 1,500,000. As of March 31, 2006, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants. Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period. The amended 2003 Plan provides for an annual increase of 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment”, and (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our share-based compensation issued to employees and directors. Prior to the January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123R using the modified prospective transition method and consequently have not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123R. We use the straight-line method for recognizing compensation expense. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues

Revenues for the three months ended March 31, 2006 were approximately $1.6 million as compared to approximately $0.7 million for the three months ended March 31, 2005, an increase of 138%. The increase in revenue was due to increased revenue and unit shipments of our microdisplays and a broadening of our product revenue through sales of the Z800 3DVisor. The average selling price per unit of a microdisplay increased to $414 as compared to $332 in the first quarter of 2005.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three months ended March 31, 2006 was approximately $3.0 million as compared to $2.0 million for the three months ended March 31, 2005, an increase of approximately $1.0 million.  The gross loss for the three months ended March 31, 2006 was approximately ($1.4) million as compared to approximately ($1.3) million for the three months ended March 31, 2005. This translates to a gross margin of (85%) for the three months ended March 31, 2006 as compared to a gross margin of (183%) for the three months ended March 31, 2005. The increase to cost of goods sold in 2006 was attributed to higher staffing levels and materials usage to support increased product production as well as approximately $135,000 of non cash stock compensation expense associated with the adoption of SFAS No. 123R.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Gross research and development expenses for the three months ended March 31, 2006 were approximately $1.2 million as compared to approximately $0.9 million for the three months ended March 31, 2005, an increase of approximately $300,000.  This increase was due to increased personnel costs related to additional headcount and stock-based compensation expense of approximately $128,000 related to the adoption of SFAS No. 123R.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2006 were approximately $2.6 million as compared to approximately $1.3 million for the three months ended March 31, 2005.  Of the approximately $1.3 million  increase, approximately  $0.7 million was primarily due to an increase in advertising expenses related to our Z800 3DVisor, trade show participation and increased personnel costs related to additional headcount as well as stock-based compensation expense of approximately $529,000 related to the adoption of SFAS No. 123R.

Other Income, net. Other income, net consists primarily of interest income earned on investments. For the three months ended March 31, 2006 interest income was $54,000 as compared to $18,000 for the three months ended March 31, 2005. The increase in net other income was primarily a result of a higher earned interest rate on our invested balances.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $4.7 million of working capital as compared to approximately $8.9 million as of December 31, 2005. This decrease of approximately $4.2 million was due primarily to uses of working capital to fund operations.

Cash flow used in operating activities during the first quarter of 2006 was approximately $5.0 million as compared to cash used of approximately $3.7 million during the first quarter of 2005. The increase in use of funds was primarily attributable to the cash portion of our net loss of approximately $4.1 million and approximately $0.9 million used in relation to increases in accounts receivables due to higher sales and decreases in liabilities resulting from payments to vendors and employees.

Cash used in investing activities during the first quarter of 2006 was $56,000 as compared to cash used of $197,000 during the first quarter of 2005. The reduction of cash used in investing activities was primarily due to lower purchases of equipment. Equipment purchased in the first quarter of 2006 was $54,000 as compared to $232,000 in the first quarter of 2005.

Cash used in financing activities during the first quarter of 2006 was $9,000 as compared to cash provided from financing activities of approximately $1.2 million during the first quarter of 2005. We received approximately $1.2 million of proceeds from the exercise of employee stock options and warrants during the first quarter of 2005.

Our condensed consolidated financial statements as of March 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm have issued their report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

We currently expect that our business will experience significant revenue growth during 2006 which will result in higher accounts receivable levels and higher inventory levels as shown by first quarter results. To fund these requirements as well as other operating or investing cash requirements over the next 12 months, we anticipate that our cash requirements will be significant. We intend to seek outside financing in the form of debt collateralized by our assets and to a lesser extent the sale of equity. We have not yet obtained any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Though we have a proven history of successfully raising capital there is no guarantee that we will be successful with our current efforts. If we are unable to obtain sufficient funds in the near future, we will reduce the size of our organization and will rely on our current cash and raw materials to support a reduced operating plan that should still support modest growth in our business, but may have a material adverse impact on us and our business prospects.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against eMagin, asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.   eMagin has received an extension of time to answer the Complaint and is in on-going negotiations with New York State Urban Development Corporation in order to resolve this matter.

ITEM 1A. Risk Factors

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

Accumulated losses excluding non-cash transactions as of March 31, 2006 were $69 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $171 million. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of March 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm have issued a report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our business has primarily operated on the basis of short-term purchase orders. We are now receiving longer term purchase agreements and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in our company may decline.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 17, 2006, we have outstanding (i) options to purchase 18,423,236 shares and (ii) warrants to purchase 26,197,247 shares of common stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2006, we issued options to purchase an aggregate of 60,000 shares of common stock at a price equal to $0.46 per share to a director as compensation for services performed on our behalf as his capacity as director of our company.

On March 14, 2006, we issued options to purchase an aggregate of 1,020,000 shares of common stock at a price equal to $0.55 per share to employees as compensation for services performed on behalf of our company.

*All of the above issuance and sales were deemed to be exempt under Rule 506 of Regulation D and Section (2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of eMagin or executive officers of eMagin, and transfer was restricted by eMagin in accordance with the requirement of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2006.

eMAGIN CORPORATION

By:	/s/ Gary W. Jones
Gary W. Jones
Chief Executive Officer Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer Principal Accounting and Financial Officer