Form 10-Q
period 2006-06-30
EMAGIN CORP
filed 2006-08-14
CIK 1046995

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

The number of shares of common stock outstanding as of July 31, 2006 was 100,522,492.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2006

ITEM 1.   Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006 (unaudited)	December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$255	$6,727
Investments - held to maturity	124	120
Accounts receivable, net	954	762
Inventory	3,614	3,839
Prepaid expenses and other current assets	832	1,045
Total current assets	5,779	12,493
Equipment, furniture and leasehold improvements, net	983	1,299
Intangible assets, net	56	57
Other assets	233	233
Total assets	$7,051	$14,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,686	$562
Accrued compensation	1,018	1,010
Other accrued expenses	875	1,894
Deferred revenue	98	96
Current portion of capitalized lease obligations	9	16
Other current liabilities	148	47
Total current liabilities	4,834	3,625

Capitalized lease obligations	4	6
Long-term debt	37	50
Total liabilities	4,875	3,681

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 100,422,492 shares as of June 30, 2006 and 99,972,458 shares as of December 31, 2005	100	100
Additional paid-in capital	177,633	175,860
Accumulated deficit	(175,557)	(165,559)
Total shareholders’ equity	2,176	10,401
Total liabilities and shareholders’ equity	$7,051	$14,082

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:

Product revenue	$1,674	$616	$3,245	$1,307
Contract revenue	---	36	70	36

Total revenue, net	1,674	652	3,315	1,343

Cost of goods sold	2,965	2,389	5,994	4,346

Gross loss	(1,291)	(1,737)	(2,679)	(3,003)

Operating expenses:

Research and development	1,304	1,130	2,542	2,016
Selling, general and administrative	2,248	1,760	4,836	3,095

Total operating expenses	3,552	2890	7,378	5,111

Loss from operations	(4,843)	(4,627)	(10,057)	(8,114)

Other income (expense):

Interest expense	---	(1)	---	(2)
Other income, net	5	130	59	149
Total other income, net	5	129	59	147

Net loss	$(4,838)	$(4,498)	$(9,998)	$(7,967)

Loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Weighted average number of shares outstanding:

Basic and diluted	100,114,000	82,445,000	100,076,000	81,955,000

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	99,972	$100	$175,860	$(165,559)	$10,401
Stock-based compensation	-----	-----	1,581	-----	1,581
Issuance of common stock for services	450	-----	192	-----	192
Net loss	-----	-----	-----	(9,998)	(9,998)
Balance, June 30, 2006, (unaudited)	100,422	$100	$177,633	$(175,557)	$2,176

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2006		2005
	(unaudited)
Cash flows from operating activities:
Net loss		$(9,998)		$(7,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		513		378
Reduction in provision for sales returns and doubtful accounts		(13)		(101)
Stock-based compensation		1,581		---
Issuance of common stock for services		192		240
Changes in operating assets and liabilities:
Accounts receivable		(180)		150
Inventory		226		(1,489)
Prepaid expenses and other current assets		213		(389)
Deferred revenue		2		---
Accounts payable, accrued compensation, and other accrued expenses		1,106		540
Other current liabilities		101		10
Net cash used in operating activities		(6,257)		(8,628)
Cash flows from investing activities:
Purchase of equipment		(194)		(494)
Purchase of investments - held to maturity		(4)		---
Purchase of intangibles and other assets		(2)		35
Net cash used by investing activities		(200)		(459)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants		---		1,564
Payments of long-term debt and capital leases		(15)		(7)
Net cash (used) provided by financing activities		(15)		1,557
Net (decrease) in cash and cash equivalents		(6,472)		(7,530)
Cash and cash equivalents beginning of period		6,727		13,457
Cash and cash equivalents end of period		$255		$5,927

Cash paid for interest	$	---		$8
Cash paid for taxes		$35	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflects all adjustments, including normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instruction, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior-period balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net loss, assets or liabilities in either period presented. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses from operations which it believes will continue through 2006. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding. If management is unsuccessful in its efforts to obtain additional funding, the Company will reduce its operating plan which will have an impact on its ability to achieve profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Stock-based Compensation

The Company maintains several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of June 30, 2006, the number of shares of common stock available for issuance was 1,500,000. As of June 30, 2006, the plan had not been implemented.

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

Receivables consisted of the following (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005
Accounts receivable	$1,429	$1,249
Less allowance for doubtful accounts	(475)	(487)
Net receivables	$954	$762

Note 3: Research and Development Costs

Research and development costs are expensed as incurred.

Note 4: Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of June 30, 2006 and 2005, there were stock options and warrants outstanding to acquire 36,081,749 and 34,132,127 shares of our common stock, respectively. These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 5: Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005
Raw materials	$2,066	$2,353
Work in process	250	107
Finished goods	1,298	1,379
Total Inventory	$3,614	$3,839

Note 6: Debt

Debt is as follows (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005
Current portion of capitalized lease obligations	$9	$16
Long-term capitalized lease obligations	4	6
Long-term debt	37	50
Total debt	$50	$72

Note 7: Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated. Compensation cost recognized for the three and six months ended June 30, 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R. The compensation cost was recognized using the straight-line attribution method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of revenue	$123	$258
Research and development	131	259
Selling, general and administrative	536	1,064
Total stock compensation expense	$790	$1,581

For the three and six months ended June 30, 2006, stock compensation was approximately $0.8 million and $1.6 million, respectively. At June 30, 2006, total unrecognized non-cash compensation costs related to stock options was approximately $6.1 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 5.2 years.

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

In determining the fair value of stock options granted during the six month periods ended June 30, 2006 and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	For the Six Months Ended June 30,
	2006	2005

Dividend yield	0%	0%
Risk free interest rates	5.10%	3.98%
Expected volatility	123%	69%
Expected term (in years)	5 years	7 years

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

The following table shows the proforma effect on our net loss and net loss per share had compensation expense been determined based on the fair value at the award grant date in accordance with SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005

Net loss, as reported		$(4,498)	$(7,967)
Deduct: Stock-based employee compensation expense determined under fair value method		(527)	(2,055)
Pro forma net loss		$(5,025)	$(10,022)
Net loss per share:
Basic and diluted, as reported	$	(0.05)	$(0.10)
Basic and diluted, pro forma		$(0.06)	$(0.12)

A summary of the Company’s stock option activity for the six months ended June 30, 2006 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	18,052,636	$ 1.09
Options granted	1,080,000	0.55
Options exercised	----	----
Options cancelled	(2,405,358)	1.07
Outstanding at June 30, 2006	16,727,278	$ 1.04	4.26	$ 95,000
Vested or expected to vest at June 30, 2006 (1)	16,058,187	$ 1.02	3.71	$ 95,000
Exercisable at June 30, 2006	9,392,781	$ 1.04	3.31	$ 95,000

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.21 - $0.85	7,492,258	4.05	$0.50	4,516,036	$0.45
$1.00 - $1.50	4,395,914	5.38	1.14	1,505,021	1.13
$1.52 - $6.30	4,839,106	3.57	1.80	3,371,724	1.80
	16,727,278	4.26	$1.04	9,392,781	$1.04

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the 1,192,015 options that were in-the-money at June 30, 2006. The Company’s closing stock price was $0.29 as of June 30, 2006. The Company issues new shares of common stock upon exercise of stock options.

Note 8: Shareholders’ Equity

For the three and six months ended June 30, 2006, there were no warrants and stock options exercised as compared to the three and six months ended June 30, 2005 where the Company received approximately $318,000 and $1.6 million, respectively, in proceeds from the exercise of approximately 600,000 and 3.0 million warrants and options, respectively. For the three and six months ended June 30, 2006, the Company also issued approximately 373,000 and 450,000 shares of common stock, respectively, in lieu of payment of approximately $142,000 and $192,000, respectively, for services rendered and to be rendered in the future.  For the three and six months ended June 30, 2005, the Company also issued approximately 284,000 and 296,000 shares of common stock, respectively, in lieu of payment of approximately $244,000 and $257,000, respectively, for services rendered and to be rendered in the future.

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

The Company paid $125,000 for the minimum amount due for 2006 and 2005. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement. Royalty expense was approximately $106,000 and $191,000, respectively, for the three and six months ended June 30, 2006 and approximately $42,000 and $65,000, respectively, for the three and six months ended June 30, 2005.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington. Rent expense was approximately $332,000 and $679,000 for the three and six months ended June 30, 2006, respectively, and approximately $241,000 and $475,000 for the three and six months ended June 30, 2005, respectively.

Note 10: Legal Proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against the Company, asserting breach of contract and seeking to recover a $150,000 grant which was made to the Company based on goals set forth in the agreement for recruitment of employees.  The Company has received an extension of time to answer the Complaint and is in on-going negotiations with New York State Urban Development Corporation in order to resolve this matter. See Note 11 for further information.

Note 11: Subsequent Events

On July 13, 2006, the Company agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of a $150,000 grant made to the Company based on goals set forth in an agreement for recruitment of employees. The repayment will be made through monthly payments of $3,117 per month commencing August 1, 2006 and ending on July 1, 2009.

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $6.5 million of senior secured debentures and warrants. The investors purchased $5.97 million principal amount of notes with conversion prices of $0.26 per share that may convert into approximately 23.0 million shares of common stock and 5 year warrants exercisable at $0.36 per share for approximately 16.1 million shares of common stock. An additional $0.5 million will be invested through the exercise of a warrant to purchase approximately 1.92 million shares of common stock at $0.26 per share prior to December 14, 2006, or at the request of the Company, by the purchase of additional notes and warrants. If the notes are not converted, 50% of the principal amount will be due July 21, 2007 and the remaining 50% due January 21, 2008. Commencing September 1, 2006, 6% interest is payable in quarterly installments on outstanding notes.

On July 21, 2006, certain employees and Directors of the Company agreed to forfeit approximately 4.7 million shares of existing stock options in return for re-pricing 8.7 million existing options at $0.26 per share. Option grants that have not been re-priced will remain unchanged. The Company offered the re-pricing to employees and Directors in lieu of making j new grants. The unvested options which were re-priced will continue to vest on original vesting schedules, but in no event prior to January 19, 2007. Previously vested options which were re-priced will now vest on January 19, 2007. Re-priced grants will be forfeited if the individual leaves voluntarily. The Company is currently evaluating the impact. of this re-pricing on its result of operations. Any additional compensation charges will be recognized over the shorter of the six months ended January 19, 2007 for previously vested options and over the remaining vesting period for unvested options.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which appropriates fair value due to the short-term nature of these instruments.

Stock-based Compensation

We maintain several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of June 30, 2006, the number of shares of common stock available for issuance was 1,500,000. As of June 30, 2006, the plan had not been implemented.

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

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operation.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

Revenues

Revenues for the three and six months ended June 30, 2006 were approximately $1.7 million and $3.3 million, respectively, as compared to approximately $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2005, an increase of approximately 157% and 147%, respectively. The increase in revenue was due to increased unit shipments of our microdisplays due to increased, reliable manufacturing output and a broadening of our product revenue through sales of the Z800 3DVisor.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and six months ended June 30, 2006 was approximately $3.0 million and $6.0 million, respectively, as compared to approximately $2.4 million and $4.3 million, respectively, for the three and six months ended June 30, 2005, an increase of approximately $0.6 million and $1.7 million, respectively.  The gross loss for the three and six months ended June 30, 2006 was approximately ($1.3) million and ($2.7) million, respectively, as compared to approximately ($1.7) million and $(3.0) million, respectively, for the three and six months ended June 30, 2005. This translates to a gross loss of (77%) and (81%), respectively, for the three and six months ended June 30, 2006 as compared to a gross loss of (266%) and (224%), respectively, for the three and six months ended June 30, 2005. The increase to cost of goods sold for the three and six months 2006 was attributed to higher staffing levels and materials usage to support increased production as well as approximately $123,000 and $258,000 for the three and six month periods of non cash stock compensation expense reflected in accordance with SFAS No. 123R in 2006.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Gross research and development expenses for the three and six months ended June 30, 2006 were approximately $1.3 million and $2.5 million, respectively, as compared to approximately $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2005, increases of approximately $175,000 and $526,000, respectively.  The increases were due to increased personnel costs related to additional headcount and stock-based compensation expense of approximately $131,000 and $259,000, respectively, for the three and six months ended June 30, 2006 reflected in accordance with SFAS No. 123R in 2006.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2006 were approximately $2.2 million and $4.8 million, respectively, as compared to approximately $1.8 million and $3.1 million, respectively, for the three and six months ended June 30, 2005.  The increases of approximately $0.4 million and $1.7 million, respectively, were primarily due to an increase in advertising expenses related to our Z800 3DVisor, trade show participation and increased personnel costs related to additional headcount as well as stock-based compensation expense of approximately $536,000 and $1,065,000, respectively, for the three and six months ended June 30, 2006 reflected in accordance with SFAS No. 123R in 2006.

Other Income, net. Other income, net consists primarily of interest income earned on investments. For the three and six months ended June 30, 2006 interest income was $5,000 and $59,000, respectively, as compared to $130,000 and $149,000, respectively, for the three and six months ended June 30, 2005. The decrease in net other income was primarily a result of lower cash balances available for investment.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $0.9 million of working capital as compared to approximately $8.9 million as of December 31, 2005. This decrease of approximately $8.0 million was due primarily to uses of working capital to fund operations.

Cash flow used in operating activities during the first six months of 2006 was approximately $6.3 million as compared to cash used of approximately $8.6 million during the first six months of 2005. This decrease was primarily attributable to approximately $1.5 million used to increase inventory during the first six months of 2005 and not repeated in 2006 as well as increases in liabilities in 2006 which lowered the use of cash during the period. In June of 2006 we took steps to reduce our use of cash for operating activities by approximately $4 million annually by reducing our headcount by 28 employees and lowering discretionary spending.

Cash used in investing activities during the first half of 2006 was approximately $0.2 million as compared to approximately $0.5 million during the first half of 2005. The reduction of cash used in investing activities was primarily due to lower purchases of equipment.

Cash used in financing activities during the first half of 2006 was $15,000 as compared to cash provided from financing activities of approximately $1.6 million during the first half of 2005. We received approximately $1.6 million of proceeds from the exercise of employee stock options and warrants during the first half of 2005.

Our condensed consolidated financial statements as of June 30, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm have issued their report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is  dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our business is currently experiencing significant revenue growth during the first half of 2006 which if it continues may result in higher accounts receivable levels and higher inventory levels. To fund these requirements as well as other operating or investing cash requirements over the next 12 months, we anticipate that our cash requirements will be greater than our current cash on hand. On July 21, 2006, we entered into several Note Purchase agreements for the sale of approximately $6.5 million of senior secured debentures and warrants. We purchased $5.97 million principal amount of notes and an additional $0.5 million will be purchased prior to December 14, 2006. Please see Note 11: Subsequent Events in Notes to Condensed Consolidated Financial Statements for additional information. However based on growth expectations, we anticipate that additional capital will be required. We do not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 12 months we will further reduce the size of our organization which could have a material adverse impact on our business prospects.

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

ITEM 4. Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against eMagin, asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.   On July 13, 2006, the Company agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of a $150,000 grant made to the Company based on goals set forth in an agreement for recruitment of employees. The repayment will be made through monthly payments of $3,117 per month commenting August 1, 2006 and ending on July 1, 2009.

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

Accumulated losses excluding non-cash transactions as of June 30, 2006 were $74 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $176 million. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of June 30, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm have issued their report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We maintain several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single-source material or component is delayed or curtailed, we may not be able to produce our products in desired quantities and in a timely manner. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

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

Our principal products and those under development utilize OLED technology that we license from Eastman Kodak. We rely upon Eastman Kodak to protect and enforce key patents, relating to OLED display technology. Eastman Kodak's patents expire at various times in the future. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2006, we have outstanding (i) options to purchase 16,727,278 shares and (ii) warrants to purchase 19,354,471 shares of common stock.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2006.

eMAGIN CORPORATION

By:	/s/ Gary W. Jones
Gary W. Jones
Chief Executive Officer Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer Principal Accounting and Financial Officer