Form 10-Q
period 2006-09-30
EMAGIN CORP
filed 2006-11-20
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of common stock outstanding as of October 31, 2006 was 10,180,841.

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective on November 3, 2006 (See Notes 1 and 8 to the accompanying Condensed Consolidated Financial Statements).

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2006

ITEM 1. Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2006 (unaudited)	December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$1,407	$6,727
Investments - held to maturity	124	120
Accounts receivable, net	1,119	762
Inventory	2,940	3,839
Prepaid expenses and other current assets	1,053	1,045
Total current assets	6,643	12,493
Equipment, furniture and leasehold improvements, net	802	1,299
Intangible assets, net	56	57
Other assets	390	233
Deferred costs	549	—
Total assets	$8,440	$14,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$272	$562
Accrued compensation	791	1,010
Other accrued expenses	1,361	1,894
Deferred revenue	116	96
Current portion of capitalized lease obligations	10	16
Current portion of debt	2,963	—
Derivative liability- warrants	2,107	—
Other current liabilities	49	47
Total current liabilities	7,669	3,625

Capitalized lease obligations	—	6
Long-term debt	1,311	50
Total liabilities	8,980	3,681

Commitments and contingencies

Shareholders’ equity (capital deficit) :
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 10,136,789 shares as of September 30, 2006 and 9,997,247 shares as of December 31, 2005	10	10
Additional paid-in capital	178,701	175,950
Accumulated deficit	(179,251)	(165,559)
Total shareholders’ equity (capital deficit)	(540)	10,401
Total liabilities and shareholders’ equity (capital deficit)	$8,440	$14,082

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:

Product revenue	$2,242	$1,131	$5,487	$2,437
Contract revenue	50	—	120	36

Total revenue, net	2,292	1,131	5,607	2,473

Cost of goods sold	2,940	2,686	8,934	7,031

Gross loss	(648)	(1,555)	(3,327)	(4,558)

Operating expenses:

Research and development	965	1,022	3,507	3,038
Selling, general and administrative	1,838	1,220	6,674	4,315
Total operating expenses	2,803	2,242	10,181	7,353

Loss from operations	(3,451)	(3,797)	(13,508)	(11,911)

Other income (expense):

Interest expense	(354)	(1)	(354)	(3)
Gain on warrant derivative liability	97	—	97	—
Other income, net	14	35	73	184
Total other income (expense)	(243)	34	(184)	181

Net loss	$(3,694)	$(3,763)	$(13,692)	$(11,730)

Loss per share, basic and diluted	$(0.37)	$(0.45)	$(1.36)	$(1.42)

Weighted average number of shares outstanding:
Basic and diluted	10,077,260	8,303,647	10,030,988	8,232,010

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	9,997	$10	$175,950	$(165,559)	$10,401
Stock-based compensation	—	—	2,270	—	2,270
Debt conversion to equity	27	—	70	—	70
Exercise of options	5	—	10	—	10
Issuance of common stock for services	108	—	401	—	401
Net loss	—	—	—	(13,692)	(13,692)
Balance, September 30, 2006, (unaudited)	10,137	$10	$178,701	$(179,251)	$(540)

(1)
 The number of shares outstanding per share amounts, common stock and additional paid-in capital for all periods has been adjusted to reflect a one-for-ten reverse stock split effective in November 2006.

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,692)		$(11,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792		630
Reduction in provision for sales returns and doubtful accounts	(18)		(419)
Stock-based compensation	2,270		—
Issuance of common stock for services, net	375		397
Amortization of discount on notes payable	227		—
Gain on warrant derivative liabilty	(97)		—
Changes in operating assets and liabilities:
Accounts receivable	(339)		179
Inventory	899		(1,574)
Prepaid expenses and other current assets	(8)		(382)
Deferred revenue	20		---
Accounts payable, accrued compensation, and other accrued expenses	(899)		586
Other current liabilities	101		68
Net cash used in operating activities	(10,369)		(12,245)
Cash flows from investing activities:
Purchase of equipment	(204)		(665)
Purchase of investments - held to maturity	(4)		—
Purchase of intangibles and other assets	(2)		(46)
Net cash used by investing activities	(210)		(711)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	10		1,594
Net proceeds from issuance of debt	5,379		—
Payments of long-term debt and capital leases	(130)		(10)
Net cash provided by financing activities	5,259		1,584
Net (decrease) in cash and cash equivalents	(5,320)		(11,372)
Cash and cash equivalents beginning of period	6,727		13,457
Cash and cash equivalents end of period	$1,407		$2,085

Cash paid for interest	$127		$8
Cash paid for taxes	$35	$	---

Supplemental non-cash information:
During the nine months ended September 30, 2006, the Company

▪	entered into several Note Purchase Agreements with investors and issued warrants that are exercisable at $3.60 per share into approximately 1.6 million shares of common stock valued at $2 million;
▪	issued 10,000 shares of common stock in lieu of cash payments of $26,000 as compensation for services performed and recorded as deferred costs;
▪	issued approximately 27,000 shares for the conversion of Notes totaling $70,000; and
▪	issued warrants that are exercisable at $2.60 per share into approximately 190,000 shares of common stock valued at approximately $158,000.

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

Certain prior-period balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net loss, assets or liabilities in either period presented. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

On November 3, 2006, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock - see Note 8. All common share amounts and per share amounts in the accompanying financial statements and this Form 10-Q have been adjusted to reflect the 1-for-10 reverse stock split. The Company has adjusted its shareholders’ equity accounts by reducing its stated capital and increasing its additional paid-in capital by approximately $91,000 as of September 30, 2006 and December 31, 2005, to reflect the reduction in outstanding shares as a result of the reverse stock split.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through 2006 and 2007.  The Company’s cash requirements over the next 12 months are greater than our current cash on hand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next 6 months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on our business prospects. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-based Compensation

The Company maintains several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of September 30, 2006, the number of shares of common stock available for issuance was 150,000. As of September 30, 2006, the plan had not been implemented.

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

Note 2: Receivables

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due.

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

Receivables consisted of the following (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
Accounts receivable	$1,588	$1,249
Less allowance for doubtful accounts	(469)	(487)
Net receivables	$1,119	$762

Note 3: Research and Development Costs

Research and development costs are expensed as incurred.

Note 4: Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of September 30, 2006 and 2005, there were stock options and warrants outstanding to acquire 4,893,921 and 3,519,393 shares of our common stock, respectively. These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 5: Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
Raw materials	$1,396	$2,353
Work in process	266	107
Finished goods	1,278	1,379
Total Inventory	$2,940	$3,839

Note 6: Debt

Debt is as follows (in thousands):
	September 30, 2006 (unaudited)	December 31, 2005
Current portion of capitalized lease obligations	$10	$16
Current portion of debt	2,963
Long-term capitalized lease obligations	—	6
Long-term debt	3,131	—
Less: Unamortized discount on notes payable - long term	1,820	—
Long-term debt, net	1,311	50
Total debt	$4,284	$72

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) together with warrants to purchase approximately 1.8 million shares of common stock, par value $.0001 per share. 50% of the aggregate principal amount matures on July 21, 2007 and the remaining 50% matures on January 21, 2008. The Notes pay 6% interest quarterly beginning September 1, 2006. Approximately $37,000 of interest was paid to investors on September 1, 2006.

The Company accounted for the net proceeds from the issuance of the Notes as two separate components: a detachable warrant component and a debt component.  The Company determined the relative fair value of warrants to be $2.0 million which was recorded as debt discount, a reduction of the carrying value of the Notes. The following assumptions were used to determine the fair value of the warrants:

Dividend yield	0%
Risk free interest rates	5.14%
Expected volatility	122%
Expected term (in years)	1.5 years

The discount is being amortized to interest expense over the term of the Note. For the three and nine months ended September 30, 2006, debt discount of $227,000 was amortized to interest expense - see Note 8: Shareholders’ Equity for additional information on the Notes.

Note 7: Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated. Compensation cost recognized for the three and nine months ended September 30, 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R. The compensation cost was recognized using the straight-line attribution method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Cost of revenue	$112	$370
Research and development	119	378
Selling, general and administrative	459	1,522
Total stock compensation expense	$690	$2,270

For the three and nine months ended September 30, 2006, stock compensation was approximately $0.7 million and $2.3 million, respectively. At September 30, 2006, total unrecognized non-cash compensation costs related to stock options was approximately $4.8 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 5.4 years.

The Company recognizes compensation expense for options granted to non-employees in accordance with the provision of Emerging Issues Task Force (“EITF”) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which requires using a fair value options pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest and services are rendered.

In determining the fair value of stock options granted during the nine month periods ended September 30, 2006 and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	For the Nine Months Ended September 30,
	2006	2005

Dividend yield	0%	0%
Risk free interest rates	4.59%	4.39%
Expected volatility	126%	52%
Expected term (in years)	5 years	10 years

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

The following table shows the proforma effect on our net loss and net loss per share had compensation expense been determined based on the fair value at the award grant date in accordance with SFAS No. 123 for the three and nine months  ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(3,763)	$(11,730)
Deduct: Stock-based employee compensation expense determined under fair value method	(465)	(2,809)
Pro forma net loss	$(4,228)	$(14,539)
Net loss per share:
Basic and diluted, as reported	$(0.45)	$(1.42)
Basic and diluted, pro forma	$(0.51)	$(1.77)

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,805,264	$10.90
Options granted	185,744	4.30
Options exercised	(5,000)	2.10		$2,000
Options forfeited	(365,420)	8.74
Options cancelled	(467,148)	11.97
Outstanding at September 30, 2006	1,153,440	$2.88	3.96	$47,681
Vested or expected to vest at September 30, 2006 (1)	1,072,699	$2.88	3.96	$47,681
Exercisable at September 30, 2006	684,342	$2.78	2.81	$47,681

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$2.10 - $2.70	1,140,034	4.21	$2.25	581,269	$2.50
$3.40 - $5.80	109,424	1.49	3.76	94,924	3.45
$6.60 - $22.5	29,982	4.71	10.82	8,149	14.81
	1,153,440	3.96	$2.88	684,342	$2.78

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the 125,202 options that were in-the-money at
September 30, 2006. The Company’s closing stock price was $2.50 as of September 30, 2006. The Company issues new shares of common stock upon exercise of stock options.

On July 21, 2006, certain employees and Directors of the Company agreed to forfeit approximately 467,000 shares underlying existing stock options in return for the re-pricing of approximately 869,000 existing options at $2.60 per share having a weighted average original exercise price of $11.97. Option grants that have not been re-priced will remain unchanged. The unvested options which were re-priced will continue to vest on original vesting schedules, but in no event prior to January 19, 2007. Previously vested options which were re-priced will now vest on January 19, 2007. Re-priced grants will be forfeited if the individual leaves voluntarily. The Company has accounted for the re-pricing and cancellation transactions as a modification under SFAS No. 123R. The Company will recognize the additional compensation charges over the four months ended January 19, 2007 for previously vested options and over the remaining vesting period for unvested options.

Note 8: Shareholders’ Equity

At the Company’s 2006 Annual Meeting of Shareholders in October 2006, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the issued and outstanding common stock on a ratio of 1-for-10. On November 3, 2006, the reverse stock split became effective. The Company has adjusted its shareholders’ equity accounts by reducing its stated capital and increasing its additional paid-in capital by approximately $91,000 as of September 30, 2006 and December 31, 2005, to reflect the reduction in outstanding shares as a result of the reverse stock split.

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) and warrants to purchase approximately 1.8 million shares of common stock, par value $.001 per share. The investors purchased $5.99 million principal amount of Notes with conversion prices of $2.60 per share that may convert into approximately 2.3 million shares of common stock and 5 year warrants exercisable at $3.60 per share into approximately 1.6 million shares of common stock. If the Notes are not converted, 50% of the principal amount will be due on July 21, 2007 and the remaining 50% will be due on January 21, 2008. Commencing September 1, 2006, 6% interest is payable in quarterly installments on outstanding notes. On September 1, 2006, the Company paid approximately $37,000 to investors for the first installment of quarterly interest. In the quarter ended September 30, 2006, two note holders partially converted their promissory note valued at approximately $70,000 and were issued an aggregate of approximately 27,000 shares. The Company received approximately $5.4 million, net of deferred costs of approximately $0.6 million which are amortized over the life of the Notes.

The Company accounted for the net proceeds from the issuance of the Notes as two separate components: a detachable warrant component and a debt component.  The Company determined the relative fair value of the warrants to be approximately $2.0 million which was recorded as debt discount, a reduction of the carrying value of the Notes. The following assumptions were used to determine the fair value of the warrants:

Dividend yield	0%
Risk free interest rates	5.14%
Expected volatility	122%
Expected term (in years)	1.5 years

The discount is being amortized to interest expense over the term of the Note. For the three and nine months ended September 30, 2006, debt discount of approximately $227,000 was amortized to interest expense.

An additional $0.5 million will be invested through the exercise of a warrant to purchase approximately 192,000 shares of common stock at $2.60 per share on or prior to December 14, 2006, or at the election of the Company, by the purchase of additional Notes and warrants. The Company determined the relative fair value of the warrants to be approximately $158,000 which was recorded as an other asset. The following assumptions were used to determine the fair value of the warrant:

Dividend yield	0%
Risk free interest rates	5.25%
Expected volatility	122%
Expected term (in years)	0.4 years

Under EITF 00-19,  “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants, $2.2 million, have been recorded as a liability since the warrant agreement requires a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective. As of September 30, 2006,  the registration statement is effective. The liability will be adjusted to fair value at each reporting period. The change in the fair value of the warrants will be recorded in the Consolidated Statement of Operations as other income (expense). For the three and nine months ended September 30, 2006, the Company recorded approximately $97,000 of gain from the change in the fair value of the derivative liability.

As a result of the issuance of the Notes, the outstanding 116,576 Series A Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated January 9, 2004, were re-priced from $5.50 to $2.60 and the outstanding 650,001 Series F Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $10.90 to $8.60.

A registration rights agreement was entered into in connection with the Notes which requires the Company to file a registration statement for the resale of the common stock underlying the Notes and the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock underlying the Notes and the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness as set forth in the preceding sentence, the Company is required to pay each investor cash payments equal to 1.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 16.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective by the Securities and Exchange Commission within the specified grace period. As of September 30, 2006, the registration statement remains effective.

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

For the three and nine months ended September 30, 2006, the Company received approximately $10,000 for the exercise of 5,000 options and there were no warrants exercised. For the three and nine months ended September 30, 2005, the Company received approximately $30,000 and $35,000, respectively, for the exercise of 9,600 and 10,400 options, respectively. For the three and nine months ended September 30, 2005, the Company received approximately $1.6 million for the exercise of approximately 300,000 warrants.

For the three and nine months ended September 30, 2006, the Company also issued approximately 63,000 and 108,000 shares of common stock, respectively, in lieu of cash payments in the amount of approximately $209,000 and $401,000, respectively, as compensation for services rendered and to be rendered in the future.  For the three and nine months ended September 30, 2005, the Company also issued approximately 12,000 and 41,000 shares of common stock, respectively, in lieu of cash payments in the amount of approximately $121,000 and $378,000, respectively, as compensation for services rendered and to be rendered in the future.

Note 9: Commitments and Contingencies

Royalty Payments

The Company, in accordance with a royalty agreement with Eastman Kodak, is obligated to make minimum annual royalty payments of $125,000 which commenced on January 1, 2001. Under this agreement, the Company must pay to Eastman Kodak a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.

The Company paid $125,000 for the minimum amount due for 2006 and 2005. The amount was recorded in prepaid expenses and will be amortized as the Company records the royalty expense as defined in the agreement. Royalty expense was approximately $149,000 and $340,000, respectively, for the three and nine months ended September 30, 2006 and approximately $65,000 and $130,000, respectively, for the three and nine months ended September 30, 2005.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington. Rent expense was approximately $332,000 and $1.0 million for the three and nine months ended September 30, 2006, respectively, and approximately $267,000 and $742,000 for the three and nine months ended September 30, 2005, respectively.

Note 10: Legal Proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against the Company, asserting breach of contract and seeking to recover a $150,000 grant which was made to the Company based on goals set forth in the agreement for recruitment of employees. On July 13, 2006, the Company agreed to a settlement with the New York State Urban Development Corporation to repay $112,200. The settlement requires that repayments be made on a monthly basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.

Note 11: Subsequent Events

At the Company’s 2006 Annual Meeting of Shareholders held on October 20, 2006, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of one-for-ten. On November 3, 2006, the reverse stock split became effective. Each holder of ten shares of the Company’s common stock will become the holder of one share of the Company’s common stock. In addition, all outstanding options, warrants, and convertible notes will be adjusted in accordance with their terms and pursuant to the ratio of the reverse split. All fractional shares shall be rounded up to the next whole number of shares.

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

Fair Value of Financial Instruments

The Company's cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Stock-based Compensation

We maintain several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of September 30, 2006, the number of shares of common stock available for issuance was 150,000. As of September 30, 2006, the plan had not been implemented.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We will be evaluating the effect that the adoption of SFAS 157 may have on our financial position and results of operations.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues for the three and nine months ended September 30, 2006 were approximately $2.3 million and $5.6 million, respectively, as compared to approximately $1.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2005, an increase of approximately 103% and 127%, respectively. Higher revenue for the three and nine month periods was primarily due to increased microdisplay demand and increased availability of finished displays due to manufacturing improvements.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and nine months ended September 30, 2006 was approximately $2.9 million and $8.9 million, respectively, as compared to approximately $2.7 million and $7.0 million, respectively, for the three and nine months ended September 30, 2005, an increase of approximately $0.2 million and $1.9 million, respectively.  The gross loss for the three and nine months ended September 30, 2006 was approximately ($0.6) million and ($3.3) million, respectively, as compared to approximately ($1.6) million and $(4.6) million, respectively, for the three and nine months ended September 30, 2005. This translates to a gross loss of (28%) and (59%), respectively, for the three and nine months ended September 30, 2006 as compared to a gross loss of (137%) and (184%), respectively, for the three and nine months ended September 30, 2005. The increase in cost of goods sold for the three and nine months 2006 was attributed to higher materials usage to support increased production as well as approximately $112,000 and $370,000 for the three and nine month periods, respectively, of non cash stock compensation expense reflected in accordance with SFAS No. 123R in 2006.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and nine months ended September 30, 2006 were approximately $1.0 million and $3.5 million, respectively, a decrease of approximately $57,000 and an increase of $469,000, as compared to approximately $1.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2005.  The decrease in the quarter was due to reductions in research and development expenditures and personnel costs and offset in part by the stock-based compensation of $119,000 reflected in accordance with SFAS No. 123R in 2006. The increase in the nine months ended September 30, 2006 was primarily due to the stock-based compensation expense of $378,000 and slightly higher headcount for the first 6 months of the year. Options were not expensed during 2005.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2006 were approximately $1.8 million and $6.7 million, respectively, as compared to approximately $1.2 million and $4.3 million, respectively, for the three and nine months ended September 30, 2005.  The increase of approximately $0.6 million for the quarter ended September 30, 2006 was primarily related to the stock-based compensation expense of approximately $458,000. The increase of approximately $2.4 million for the nine months ended September 30, 2006 was primarily due to stock-based compensation expense of approximately $1.5 million and an increase in advertising and trade show expenses related to the marketing of our Z800 3DVisor.

Other Income, net. Other income, net consists primarily of interest income earned on investments, interest expense related to the secured debentures, and gain from the change in the derivative liability. For the three and nine months ended September 30, 2006, interest income was $14,000 and $73,000, respectively, as compared to $34,000 and $157,000, respectively, for the three and nine months ended September 30, 2005. The decrease in interest income was primarily a result of lower cash balances available for investment. For the three and nine months ended September 30, 2006, interest expense was $354,000 as compared to $1,000 and $3,000, respectively, for the three and nine months ended September 30, 2005. The increase in the interest expense was a result of interest associated with our notes payable of $37,000, the amortization of the deferred costs associated with the notes payable of $88,000, and the amortization of the debt discount of $227,000. For the three and nine months ended September 30, 2006, income from the change in the derivative liability was $97,000 as compared to $0 for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $1.4 million of cash and cash equivalents as compared to $6.7 million as of December 31, 2005. The decrease of approximately $5.3 million was due primarily to $10.4 million of cash used for operating activities offset by $5.3 million of cash provided by financing activities.

Cash flow used in operating activities during the nine months of 2006 was approximately $10.4 million as compared to cash used of approximately $12.2 million during the nine months of 2005. This decrease of approximately $1.8 million was primarily attributable to an increased inventory and prepaid expenses during the first nine months of 2005 and not repeated in 2006 as well as a reduction of approximately $400,000 in net losses before stock option expenses. In June of 2006, we took steps to reduce our use of cash for operating activities by approximately $4 million annually by reducing our headcount by 28 employees and lowering discretionary spending.

Cash used in investing activities during the nine months ended September 30, 2006 was approximately $0.2 million as compared to approximately $0.7 million during the nine months ended September 30, 2005. The reduction of cash used in investing activities was primarily due to lower purchases of equipment.

Cash provided from financing activities during the nine months ended September 30, 2006 was approximately $5.3 million as compared approximately $1.6 million during the nine months ended September 30, 2005. We received approximately $5.4 million, net, from the sale of senior secured debentures for the nine months ended September 30, 2006 and approximately $1.6 million of proceeds from the exercise of employee stock options and warrants during the same period in 2005.

Our condensed consolidated financial statements as of September 30, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm have issued their report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As we have reported our business is currently experiencing significant revenue growth during the first nine months of 2006. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next 6 months will be greater than our current cash on hand. While we received approximately $5.4 million, net, from the sale of senior secured debentures pursuant to the Note Purchase agreements that we entered into on July 21, 2006, and such agreements provide for the investors to purchase an additional $0.5 million prior to December 14, 2006, nevertheless we anticipate that we will still require additional funds over the next 6 months. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 12 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

In addition to the foregoing, as previously reported, we have retained CIBC World Markets Corporation and Larkspur Capital Corporation to assist us in investigating and evaluating various strategic alternatives, ranging from investment to acquisition, in response to inquiries that we have received.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure..

(b) Changes in Internal Controls. . During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action in the Supreme Court of the State of New York, County of New York against eMagin, asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.   On July 13, 2006, the Company agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of a $150,000 grant made to the Company based on goals set forth in an agreement for recruitment of employees. The settlement requires that repayments be made on a monthly-basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.

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

Accumulated losses excluding non-cash transactions as of September 30, 2006 were $77 million and acquisition related non-cash transactions were $102 million, which resulted in an accumulated net loss of $179 million. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We may not be able to execute our business plan and may not generate cash from operations.

As we have reported, our business is currently experiencing significant revenue growth during the first nine months of 2006. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next 6 months will be greater than our current cash on hand. While we received approximately $5.4 million, net, from the sale of senior secured debentures pursuant to the Note Purchase agreements that we entered into on July 21, 2006, and such agreements provide for the investors to purchase an additional $0.5 million prior to December 14, 2006, we will nevertheless still require additional funds. We do not currently have any financing commitments and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of September 30, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm have issued their report dated March 15, 2006 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2006, we have outstanding (i) options to purchase 1,153,440 shares and (ii) warrants to purchase 3,740,481 shares of common stock.

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

Our common stock may be delisted from the American Stock Exchange (the “Exchange”), which may have a material adverse impact on the pricing and trading of our common stock, and which would be deemed an event of default under our 6% senior secured convertible notes.

To maintain the listing of our common stock on the Exchange, we are required to meet certain continued listing requirements, including, but not limited to, the requirement that we maintain a minimum amount in shareholder’s equity. On October 9, 2006, we received notice from the Exchange stating that we do not meet certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange Company Guide (the “Company Guide”) and that we have become subject to the continued listing evaluation and follow-up procedures and requirements of Section 1009 of the Company Guide.

Pursuant to a review by the Exchange of our 10-Q for the three and six months ended June 30, 2006, the Exchange has determined that we are not in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide, respectively, which state, in relevant part, that the Exchange will normally consider suspending dealings in, or removing from the list, securities of a company which (a) has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; or (b) has stockholders' equity of less than $6,000,000 if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, respectively.

We submitted a plan on November 6, 2006 advising the Exchange of actions that we will take, which may bring us into compliance with Sections 1003 (a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of 18 months of receipt of the notice letter. The plan included specific milestones, quarterly financial projections, and details relating to any strategic initiatives we plan to complete. The Exchange will evaluate the plan, including supporting documentation which we submitted, and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with Sections 1003 (a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of 18 months of receipt of the notice letter, in which case the plan will be accepted. If the plan is accepted, we may be able to continue listing during the plan of up to 18 months, during which time we will be subject to periodic review to determine if it is making progress consistent with the plan. As of the date hereof, we have not received a response from the Exchange with respect to our plan.

If our common stock were delisted from the Exchange, we would trade on the Over-the-Counter Bulletin Board and the market price for shares or our common stock could decline. In addition, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock. Further, if our common stock were delisted from the Exchange, we would be in default of our 6% Senior Secured Convertible Notes in the principal amount of $5,970,000 and unless a waiver was granted, we would be required to repay such principal amount, including a default interest rate of 12% on the outstanding principal balance. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us to recover the amounts due. Any such action would require us to curtail or cease operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2006, the Company issued 71,700 options exercisable into shares of common stock at a price equal to $2.70 per share to employees as compensation for services performed on behalf of the Company.

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
*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November, 2006.

eMAGIN CORPORATION

By:	/s/ Gary W. Jones
Gary W. Jones
Chief Executive Officer Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer Principal Accounting and Financial Officer