Form 10-Q/A
period 2006-09-30
EMAGIN CORP
filed 2007-04-02
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2006 reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective on November 3, 2006 (See Notes 1 and 8 to the accompanying Condensed Consolidated Financial Statements).

This amended Quarterly Report on Form 10-Q/A is being filed for the sole purpose of restating its financial statements as reported by the Company on March 28, 2007, on Form 8-K as to non-reliance on previously issued financial statements for the three and nine months ended September 30, 2006. The restatement is to correct an error in the valuation of the derivative liability and debt discount associated with the warrants issued on July 21, 2006 when the Company entered in several Note Purchase Agreements (“the Notes”). The Black-Scholes calculation used to determine the fair values of the derivative liability and debt discount initially used the 18 month life of the Notes as the term. The fair value of the warrants has been amended to the warrant life of 5 years and a corresponding risk free interest rate which has resulted in a higher valuation of the derivative liability and debt discount. The restated statements reflect the increase of approximately $1.3 million of additional derivative liability and approximately $1.2 million of unamortized debt discount. In addition, interest expense increased approximately $155,000 and the gain on warrant derivative liability increased approximately $80,000, resulting in an increase of net other expense of approximately $75,000. The Company has also corrected the presentation of the short-term and long-term portions of the Notes.

The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Selected Notes to the Condensed Consolidated Financial Statements are labeled as “restated” as applicable. In all other material respects this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q previously filed on November 20, 2006.

In addition, we are revising Item 4, Controls and Procedures, to disclose that the Company’s management believes that its controls and procedures were not effective as of the end of the period covered by this report due to the restatements to the Company’s financial statements as set forth above.

The following tables present the impact of the corrections:

Statement of Operations Data (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Originally filed	Restated	Originally filed	Restated

Interest expense	$(354)	$(509)	$(354)	$(509)

Net loss	$(3,694)	$(3,769)	$(13,692)	$(13,767)

Loss per share, basic and diluted	$(0.37)	$(0.37)	$(1.36)	$(1.37)

Unaudited Balance Sheet Data (In thousands)
	September 30, 2006
	Originally filed	Restated

Current portion of debt	$2,963	$1,241

Derivative liability - warrants	$2,107	$3,423

Long-term debt	$1,311	$1,792

Accumulated deficit	$(179,251)	$(179,326)

Total shareholders’ deficit	$(540)	$(615)

eMagin Corporation
Form 10-Q/A
For the Quarter ended September 30, 2006

Table of Contents

		Page
PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited and restated) and December 31, 2005	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2006 (restated) and 2005 (unaudited )	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Nine Months ended September 30, 2006 (unaudited and restated)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 (restated) and 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited and restated)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other Information	29

Item 6	Exhibits	29

SIGNATURES

CERTIFICATIONS

ITEM 1. Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2006 (unaudited)	December 31, 2005
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,407	$6,727
Investments - held to maturity	124	120
Accounts receivable, net	1,119	762
Inventory	2,940	3,839
Prepaid expenses and other current assets	1,053	1,045
Total current assets	6,643	12,493
Equipment, furniture and leasehold improvements, net	802	1,299
Intangible assets, net	56	57
Other assets	390	233
Deferred costs	549	—
Total assets	$8,440	$14,082

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$272	$562
Accrued compensation	791	1,010
Other accrued expenses	1,361	1,894
Deferred revenue	116	96
Current portion of capitalized lease obligations	10	16
Current portion of debt	1,241	—
Derivative liability - warrants	3,423	—
Other current liabilities	49	47
Total current liabilities	7,263	3,625

Capitalized lease obligations	—	6
Long-term debt	1,792	50
Total liabilities	9,055	3,681

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 10,136,789 shares as of September 30, 2006 and 9,997,247 shares as of December 31, 2005	10	10
Additional paid-in capital	178,701	175,950
Accumulated deficit	(179,326)	(165,559)
Total shareholders’ (deficit) equity	(615)	10,401
Total liabilities and shareholders’ (deficit) equity	$8,440	$14,082

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:	(Restated)		(Restated)

Product revenue	$2,242	$1,131	$5,487	$2,437
Contract revenue	50	—	120	36

Total revenue, net	2,292	1,131	5,607	2,473

Cost of goods sold	2,940	2,686	8,934	7,031

Gross loss	(648)	(1,555)	(3,327)	(4,558)

Operating expenses:

Research and development	965	1,022	3,507	3,038
Selling, general and administrative	1,838	1,220	6,674	4,315
Total operating expenses	2,803	2,242	10,181	7,353

Loss from operations	(3,451)	(3,797)	(13,508)	(11,911)

Other (expense) income:

Interest expense	(509)	(1)	(509)	(3)
Gain on warrant derivative liability	177	—	177	—
Other income, net	14	35	73	184
Total other (expense) income	(318)	34	(259)	181

Net loss	$(3,769)	$(3,763)	$(13,767)	$(11,730)

Loss per share, basic and diluted	$(0.37)	$(0.45)	$(1.37)	$(1.42)

Weighted average number of shares outstanding:

Basic and diluted	10,077,260	8,303,647	10,030,988	8,232,010

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Restated)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	9,997	$10	$175,950	$(165,559)	$10,401
Stock-based compensation	—	—	2,270	—	2,270
Debt conversion to equity	27	—	70	—	70
Exercise of options	5	—	10	—	10
Issuance of common stock for services	108	—	401	—	401
Net loss	—	—	—	(13,767)	(13,767)
Balance, September 30, 2006, (unaudited)	10,137	$10	$178,701	$(179,326)	$(615)

(1) The number of shares outstanding per shares amounts, common stock and additional paid-in capital for all periods has been adjusted to reflect a one-for-ten reverse stock split effective in November 2006.

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006(Restated)	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,767)		$(11,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792		630
Reduction in provision for sales returns and doubtful accounts	(18)		(419)
Stock-based compensation	2,270		—
Issuance of common stock for services, net	375		397
Amortization of discount on notes payable	382		—
Gain on warrant derivative liability	(177)		—
Changes in operating assets and liabilities:
Accounts receivable	(339)		179
Inventory	899		(1,574)
Prepaid expenses and other current assets	(8)		(382)
Deferred revenue	20		---
Accounts payable, accrued compensation, and other accrued expenses	(899)		586
Other current liabilities	101		68
Net cash used in operating activities	(10,369)		(12,245)
Cash flows from investing activities:
Purchase of equipment	(204)		(665)
Purchase of investments - held to maturity	(4)		—
Purchase of intangibles and other assets	(2)		(46)
Net cash used by investing activities	(210)		(711)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	10		1,594
Net proceeds from issuance of debt	5,379		—
Payments of long-term debt and capital leases	(130)		(10)
Net cash provided by financing activities	5,259		1,584
Net (decrease) in cash and cash equivalents	(5,320)		(11,372)
Cash and cash equivalents beginning of period	6,727		13,457
Cash and cash equivalents end of period	$1,407		$2,085

Cash paid for interest	$127		$8
Cash paid for taxes	$35	$	---

Supplemental non-cash information:
During the nine months ended September 30, 2006, the Company
• entered into several Note Purchase Agreements with investors and issued warrants that are exercisable at $3.60 per share into approximately 1.6 million shares of common stock valued at $3.4 million;
• issued warrants that are exercisable at $2.60 per share into approximately 190,000 shares of common stock valued at approximately $158,000.
• issued 10,000 shares of common stock in lieu of cash payment of $26,000 as compensation for services performed and recorded as deferred costs; and
• issued approximately 27,000 shares for the conversion of Notes totaling $70,000.

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

Basis of Presentation (Restated)

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

Restatement

This Amended Quarterly Report on Form 10-Q/A is being filed to correct an error in the valuation of the derivative liability and debt discount associated with the warrants issued on July 21, 2006 when the Company entered in several Note Purchase Agreements (“the Notes”). The Black-Scholes calculation used to determine the fair values of the derivative liability and debt discount initially used the 18 month life of the Notes as the term. The fair value of the warrants has been amended to the warrant life of 5 years and a corresponding risk-free interest rate which has resulted in a higher valuation of the derivative liability and debt discount. The restated statements reflect the increase of approximately $1.3 million of additional derivative liability and approximately $1.2 million of unamortized debt discount. In addition, interest expense increased approximately $155,000 and the gain on warrant derivative liability increased approximately $80,000, resulting in an increase of net other expense of approximately $75,000. The Company has also corrected the presentation of the short-term and long-term portions of the Notes. In all other material respects this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q previously filed on November 20, 2006.

In addition, we are revising Item 4, Controls and Procedures, to disclose that the Company’s management believes that its controls and procedures were not effective as of the end of the period covered by this report due to the restatements to the Company’s financial statements as set forth above.

The following tables present the impact of the corrections:

Statement of Operations Data (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Originally filed	Restated	Originally filed	Restated

Interest expense	$(354)	$(509)	$(354)	$(509)

Net loss	$(3,694)	$(3,769)	$(13,692)	$(13,767)

Loss per share, basic and diluted	$(0.37)	$(0.37)	$(1.36)	$(1.37)

Unaudited Balance Sheet Data (In thousands)
	September 30, 2006
	Originally filed	Restated

Current portion of debt	$2,963	$1,241

Derivative liability - warrants	$2,107	$3,423

Long-term debt	$1,311	$1,792

Accumulated deficit	$(179,251)	$(179,326)

Total shareholders’ deficit	$(540)	$(615)

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

Note 5: Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
Raw materials	$1,396	$2,353
Work in process	266	107
Finished goods	1,278	1,379
Total Inventory	$2,940	$3,839

Note 6: Debt (Restated)

Debt is as follows (in thousands):
	September 30, 2006 (unaudited) (Restated)	December 31, 2005
Current portion of capitalized lease obligations	$10	$16
Current portion of debt	1,241
Long-term capitalized lease obligations	—	6
Long-term debt	3,130	—
Less: Unamortized discount on notes payable - long term	1,338	—
Long-term debt, net	1,792	50
Total debt	$3,043	$72

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

The Company accounted for the net proceeds from the issuance of the Notes as two separate components: a detachable warrant component and a debt component.  The Company determined the relative fair value of warrants to be $3.4 million which was recorded as debt discount, a reduction of the carrying value of the Notes. The following assumptions were used to determine the fair value of the warrants:

Dividend yield	0%
Risk free interest rates	4.99%
Expected volatility	122%
Expected term (in years)	5.0 years

The discount is being amortized to interest expense over the term of the Note. For the three and nine months ended September 30, 2006, debt discount of $382,000 was amortized to interest expense - see Note 8: Shareholders’ Equity for additional information on the Notes.

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

Note 8: Shareholders’ Equity (Restated)

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

The Company accounted for the net proceeds from the issuance of the Notes as two separate components: a detachable warrant component and a debt component.  The Company determined the relative fair value of the warrants to be approximately $3.4 million which was recorded as debt discount, a reduction of the carrying value of the Notes. The following assumptions were used to determine the fair value of the warrants:

Dividend yield	0%
Risk free interest rates	4.99%
Expected volatility	122%
Expected term (in years)	5.0 years

The discount is being amortized to interest expense over the term of the Note. For the three and nine months ended September 30, 2006, debt discount of approximately $382,000 was amortized to interest expense.

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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants, $3.6 million, have been recorded as a liability since the warrant agreement requires a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective. As of September 30, 2006, the registration statement is effective. The liability will be adjusted to fair value at each reporting period. The change in the fair value of the warrants will be recorded in the Consolidated Statement of Operations as other income (expense). For the three and nine months ended September 30, 2006, the Company recorded approximately $177,000 of gain from the change in the fair value of the derivative liability.

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

Other Income, net. Other income, net consists primarily of interest income earned on investments, interest expense related to the secured debentures, and gain from the change in the derivative liability. For the three and nine months ended September 30, 2006, interest income was $14,000 and $73,000, respectively, as compared to $34,000 and $157,000, respectively, for the three and nine months ended September 30, 2005. The decrease in interest income was primarily a result of lower cash balances available for investment. For the three and nine months ended September 30, 2006, interest expense was $509,000 as compared to $1,000 and $3,000, respectively, for the three and nine months ended September 30, 2005. The increase in the interest expense was a result of interest associated with our notes payable of $37,000, the amortization of the deferred costs associated with the notes payable of $88,000, and the amortization of the debt discount of $382,000. For the three and nine months ended September 30, 2006, income from the change in the derivative liability was $177,000 as compared to $0 for the three and nine months ended September 30, 2005.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We determined that the incorrect term was used in the Black-Scholes calculation in valuing the derivative liability and debt discount associated with the warrants issued in July 2006. Initially, the Notes’ life of 18 months was used as the term in the Black-Scholes calculation and the correct term was the warrant life of 5 years. As set forth in this report, the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Selected Notes to the Condensed Consolidated Financial Statements have been “restated”, where applicable, to record the increase in valuation of the derivative liability and debt discount and the associated increase in the gain on warrant derivative liability and interest expense.

(b) Changes in Internal Controls.During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2007.

eMAGIN CORPORATION

By:	/s/ K.C. Park
K.C. Park
Interim Chief Executive Officer Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer Principal Accounting and Financial Officer