Form 10-K
period 2006-12-31
EMAGIN CORP
filed 2007-04-02
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the American Stock Exchange of $2.90 was approximately $27.6 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 16, 2007 was 11,049,164.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Our first commercial product, the SVGA+ (Super Video Graphics Array of 800x600 picture elements plus 52 added columns of data) OLED microdisplay was initially offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was shipped in early 2002. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by OEM customers for military, medical, industrial, and consumer applications. We market our products globally.

In 2006 we introduced our OLED-XL technology, which provides longer luminance half life and enhanced efficiency of eMagin's SVGA+ and SVGA-3D product lines. We are in the process of completing development of 2 additional OLED microdisplays, namely the SVGA 3DS (SVGA 3D shrink, a smaller format SVGA display with a new cell architecture with embedded features) and an SXGA (1280 x 1024 picture elements).

In January 2005 we announced the world's first personal display system to combine OLED technology with head-tracking and 3D stereovision, the Z800 3DVisor(tm), which was first shipped in mid-2005. This product was recognized as a Digital Living Class of 2005 Innovators, and received the Consumer Electronics Association’s coveted Consumer Electronics Show (CES) 2006 Best of Innovation Awards for the entire display category as well as a Design and Innovations Award for the electronic gaming category. In February 2007 the Z800 3DVisor, as integrated in Chatten Associates’ head-aimed remote viewer, was recognized as one of Advanced Imaging's Solutions of the Year.

We believe that our OLED-on-silicon microdisplays offer a number of advantages over current liquid crystal microdisplays, including greatly increased system level power efficiency, less weight and wider viewing angles. Using our active matrix OLED technology, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with expected lower overall system costs relative to alternative microdisplay technologies. We have developed our own technology to create high performance OLED-on-silicon microdisplays and related optical systems and we have licensed certain fundamental OLED and display technology from Eastman Kodak.

As the first to exploit OLED technology for microdisplays, and with the support of our partners and the development of our intellectual property, we believe that we enjoy a significant advantage in the commercialization of this display technology for virtual imaging. We believe we are the only company to sell full-color active matrix small molecule OLED-on-silicon microdisplays.

eMagin Corporation was created through the merger of Fashion Dynamics Corporation ("FDC"), which was organized on January 23, 1996 under the laws of the State of Nevada and FED Corporation ("FED"), a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED. The merged company changed its name to eMagin Corporation. Following the merger, the business conducted by eMagin is the business conducted by FED prior to the merger.

Our website is located at www.emagin.com and our e-commerce site is www.3dvisor.com. We make available on our website, free of charge, our annual report on Forms 10K, our proxy statement, our quarterly reports on Forms 10Q, our current reports on Form 8K, and all amendments to such reports filed under the Securities and Exchange Act, earnings press releases, and other business-related press releases. We also post on our website the charters of our Audit, Compensation, and Governance and Nominating committees, our Codes of Ethics and any amendments of or waiver to those codes of ethics, and other corporate governance materials recommended by the Securities and Exchange Commission as they occur.

Industry Overview

A recent (February 2007) study by NanoMarkets predicts the overall OLED market will approach $10.9 billion in 2010 and grow to $15.5 billion by 2014. These markets include various sizes devices for a range of applications from cell phone size to viewfinder displays to televisions to lighting. Displays in general are sold as independent products (such as TV monitors) or as components of other systems (such as laptop computers). Our products target one segment of the display industry, the near-eye, personal display, which is viewed through a lens rather than directly, in comparison to desktop computer screens which are known as direct view displays. As an off-shoot of our work in microdisplays, we are also participating in government-funded development studies for OLED-based lighting.

Personal displays, that is, near-eye systems based on microdisplays and optics, include video headsets, camcorders, viewfinders and other portable devices. Microdisplays are typically of such high resolution that they can be practically viewed only with magnifying optics. Although microdisplays are typically physically smaller than a postage stamp, they can provide a magnified viewing area similar to that of a full-size computer screen. For example, when magnified through a lens, a high-resolution 0.6-inch diagonal display can appear comparable to a 19- to 21-inch computer screen at about 2 feet from the viewer or a 60-inch TV screen at about 6 feet. The wearable display market, according to DisplaySearch, is expected to grow to at least $153 million in 2010. McLaughlin Consulting, in a report published December 2006, projects that, with effective marketing, the Personal Viewer market could reach nearly $1 billion in 2010.

We believe that the most significant driver of the longer term near-eye virtual imaging microdisplay market is growing consumer demand for mobile access to larger volumes of information and entertainment in smaller packages. This desire for mobility has resulted in the development of near-eye microdisplay products in two general categories: (i) an established market for electronic viewers incorporated in products such as viewfinders for digital cameras and video cameras which may potentially also be developed as personal viewers for cell phones and (ii) an emerging market for headset-application platforms which include accessories for mobile devices such as notebook and sub-notebook computers, portable DVD systems, electronic games, and other entertainment, and wearable computers.

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

The wider viewing angle of our display results in the following superior optical characteristics in comparison with LCDs and other near-eye display technologies:

•	the user does not need to accurately position the head-wearable display to the eye;

•	the image will change minimally with eye movement and appear more natural; and

•	the display can be placed further from the eye and not cut off part of the image.

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

We have also developed advanced lens technology which permits our OLED-on-silicon microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. Molded plastic prism lenses have been developed to help our OEM customers obtain better quality, large area virtual images using our displays at relatively low cost in comparison to alternate approaches.

Our Products

Our first commercial microdisplay products are based on our "SVGA series" OLED microdisplays. We offer products utilizing both our proprietary “OLED” or “OLED-XL” technologies, applied to the same integrated circuit base. We offer our products to OEMs and other large volume buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs.

 (1) OLED Microdisplay Component Products

SVGA+ OLED Microdisplay (Super Video Graphics Array of 800x600 plus 52 added columns of data). Our 0.62 inch diagonal SVGA+ OLED microdisplays have a resolution of 852x600 triad pixels (1.53 million picture elements). The product was dubbed "SVGA+" because it has 52 more display columns than a standard SVGA display, permitting users to run either (1) standard SVGA (800 x 600 pixels) to interface to the analog output of many portable computers or (2) 852 x 480, using all the data available from a DVD player in a 16:9 wide screen entertainment format. The display also has an internal NTSC monochrome video decoder for low power night vision systems.

SVGA-3D OLED Microdisplay (Super Video Graphics Array plus built-in stereovision capability). Our 0.59 inch diagonal SVGA-3D OLED microdisplays have a resolution of 800x600 triad pixels (1.44 million picture elements). A built-in circuit provides compatibility with single channel frame sequential stereoscopic vision without additional external components.

Microdisplays Under Development. We are developing two additional display products, a smaller format (“shrink”) version of our SVGA display, which will have 800 x 600 triad pixels and be 0.44 inch diagonal and an SXGA OLED microdisplay with resolution of 1280x 1024 triad pixels with diagonal size to be determined. The new products will include a number of embedded features such as luminance and dimming ranges.

Lens and Design Reference Kits. We offer a WF05 prism optic, with mounting brackets or combined with OLED microdisplays to form an optic-display module. We provide Design Reference Kits, which include a microdisplay and associated electronics to help OEMs evaluate our microdisplay products and to assist their efforts to build and test new products incorporating our microdisplays.

Integrated Modules. We provide near-eye virtual imaging modules that incorporate our OLED-on-silicon microdisplays with our lenses and electronic interfaces for integration into OEM products. We have shipped customized modules to several customers, some of which have incorporated our products into their own commercial products.

 (2) Personal Display Systems (Head-Wearable and Headset Systems)

Our Z800 3DVisors(tm) give users the ability to work with their hands while simultaneously viewing information or video on the display. The Z800 3DVisor enables more versatile portable computing, using a 0.59-inch diagonal microdisplay (SVGA-3D capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye, or a 105 inch movie screen at 12 foot distance. Our systems are currently being used for personal entertainment, electronic gaming, and military training and simulation, among other applications. We believe that personal display systems will fill the increasing demand for instant data accessibility and privacy in mobile workplaces. We sell the personal display systems to OEM systems and equipment customers, through distributors, and through our e-commerce website, www.3dvisor.com.

Our Market Opportunity - Personal Display Systems Platforms, including Head-wearable Displays

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

The virtual-imaging markets we are targeting include industrial, medical, military, arcade games, 3-D CAD/Virtual Reality, and wearable computers. Within each of these market sectors, we believe that our microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. Applications we are targeting the following:

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

Our OLED microdisplays have been selected for a range of defense-security applications, including a situational awareness HMD for the US Army Land Warrior programs, a handheld thermal imager for border patrol and training, and simulation virtual monitors for Quantum 3D. The Land Warrior, a core program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Rockwell Collins, the principal contractor for the US Army's Land Warrior HMD system, and eMagin applied their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. The US Army expects to initially equip more than 40,000 soldiers with the Land Warrior system. The current overall redesign of the Land Warrior system by General Dynamics and Rockwell Collins has delayed increased volume use of displays beyond small quantities for that program until a future date to be determined. Our display is also used in Rockwell Collins’ commercially available ProView S035 Monocular HMD. Night Vision Equipment Corporation's HelmetIR-50(TM), a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Virtually Better Inc. has incorporated our Z800 3DVisor into its “Virtual Iraq” treatment for post-traumatic stress disorders. In addition, our displays have been commercialized, or planned to be commercialized, by military systems integrators including Insight Technologies, Elbit, Thales, Sagem, and Nivisys, among others. We cannot assure that Government projects will remain on schedule, or be fully implemented. Similar systems are of interest for other military applications as well as for related operations such as fire and rescue.

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

•
Optimize manufacturing efficiencies by outsourcing while protecting proprietary processes. We outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED application and OLED sealing processes in-house. We believe that these areas are where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. By performing the processes in-house we can continue to directly make improvements in the processes, which will improve device performance. We also retain the ability to customize certain aspects such as color balance, which is known as chromaticity, as well as specialized boards or interfaces, and to adjust other parameters at the customer's request. In the area of lenses and head-wearable displays, we intend to focus on design and development, while working with third parties for the manufacture and distribution of finished products. We intend to prototype new optical systems, provide customization of optical systems, and manufacture limited volumes, but we intend to outsource high volume manufacturing operations. There are numerous companies that provide these outsource services.

•
Build and maintain strong internal design capabilities. As more circuitry is added to OLED-on-silicon devices, the cost of the end product using the display can be decreased; therefore integrated circuit design capability will become increasingly important to us. To meet these requirements, we utilize in-house design capabilities supplemented by outsourced design services. Building and maintaining this capacity will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills will also remain a part of our overall long term strategy.

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

We are working cooperatively with the US Army, US Navy, and with several military system integrators to further characterize operation of our displays in rugged military environments.

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

Low manufacturing cost. Many OLED-on-silicon microdisplays can be built on an 8-inch silicon wafer using existing automated OLED and color filter processing tools. The level of automation used lowers labor costs. Only a minute amount of OLED material is used in each OLED-on-silicon microdisplay so that material costs, other than the integrated circuit itself, are small. The number of displays per silicon wafer may be higher on OLEDs than on liquid crystal displays, or LCDs, because OLEDs do not require a space-wasting perimeter seal band. Expensive transparent wafers with CMOS silicon laminated onto quartz are not required for OLED microdisplays, as standard CMOS chips may be used as backplanes.

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

Sales and Marketing

We primarily provide display components for OEMs to incorporate into their branded products and sell through their own well-established distribution channels. In addition, we market head-wearable displays directly to various vertical market channels, such as medical, industrial, and government customers. A typical buyer is a manufacturer of a product requiring a specific resolution of visual display or viewfinder for insertion into a product such as a portable DVD headset, a PC-gaming headset, or an instrument.

We market our services in North America, Asia, and Europe primarily through direct technical sales from our headquarters. Regular purchase orders are processed by our customer service coordinators and technical questions related to product purchases or product applications are processed by our technical support team. As a market-driven company, we assess customer needs both quantitatively and qualitatively, through market research and direct communications. Because our microdisplays are the main functional component that defines many of our customers' end products, we work closely with potential customers to define our products to optimize the final design, typically on a senior engineer-to-engineer basis. Our personal display systems are sold through select resellers and on-line through our e-commerce site, www.3dvisor.com, and via www.amazon.com, www.pcmall.com, and www.skymall.com.

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

Near term sales efforts for OLED microdisplays have been focused on our military, industrial, and medical customers. We have received production orders and design wins for both the SVGA+ and SVGA 3D displays. To date, we have shipped products and evaluation kits to more than 200 OEM customers. An OEM design cycle typically requires between 6 and 36 months, depending on the uniqueness of the market and the complexity of the end product. New product development may require several design iterations prior to commercialization. Some of our initial customers have completed their initial evaluation cycle and we are now receiving follow-on orders and notification of product purchase decisions. We have also received notification that our microdisplays will be used as components in versions 1.0 and 2.0 of the US Army Land Warrior program and in the French FELIN program, among others. (See "Our Market Opportunity: Military; Commercial, Industrial, and Medical; and Consumer")

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2006, 59% of our net revenue was to firms based in the United States and 41% was to international firms, compared to 49% domestic revenue and 51% international revenue during 2005. In 2006, we had 5 customers that accounted for more than 68% of our total revenue. In 2006, we had one customer that accounted for 13% of its total revenues as compared to 2005, where we had no customers that accounted for more than 10% of our total revenue.

Backlog

As of March 15, 2007, we had a backlog of approximately $ 6.1 million for purchases through December 31, 2007. This backlog consists of purchase orders and purchase agreements but does not include expected revenue from our 2 military government R&D contracts of approximately $2 million in 2007, expected NRE (non-recurring engineering) programs under development, or regular run rate orders from new or existing OEM customer orders.

The majority of our backlog consists of purchase agreements for delivery over the next 12 months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period. Some customers have experienced delays in their expected product launch schedules due to their own product development delays not directly related to our microdisplays, such as development of custom optics or other aspects of their end product, or by delays in government programs contracted to them.

Research and Development

Near-to-the-eye virtual imaging and OLED technology are relatively new technologies that have considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, field of view, optical range of visibility, headtracking options, wireless control and many other parameters. We also anticipate that achieving reductions in manufacturing costs will require new technology developments. We anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. In 2006, we spent approximately $4.4 million on research and development. In 2006 we continued to research more efficient materials and processes. We also completed the primary development of our new smaller display the SVGA 3D shrink and our new visor products the X800 3DVisor and the Eyebud 800, for which continued development efforts have been discontinued until additional financial resources for these programs are available.

External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas (See "Strategic Relationships").

The FY 2007 Department of Defense Appropriations Bill provided funding for two development programs managed by the US Army. The first aims to improve the power-efficiency of OLED microdisplays for U.S. Army thermal imaging applications, in cooperation with US Army NVESD (Night Vision and Electronic Sensors Directorate). The second will result in a very high-resolution, HD-compatible display for U.S. Army medical applications, in cooperation with US Army TATRC (Telemedicine and Advanced Technologies Research Center). The awards totaled approximately $2.75 million to support the two projects for fiscal year 2007, and provide resources for development of higher performance OLED technology and higher resolution devices.

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

Employees

As of March 16, 2007, we had a total of 67 full time and part time staff. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of March 9, 2007.

Name	Age	Position
K.C. Park	70	Interim Chief Executive Officer, President
John Atherly	47	Chief Financial Officer
Susan K. Jones	55	Chief Marketing and Strategy Officer, Secretary

Dr. K.C. Park was appointed Interim CEO and President in January 2007. He served as executive vice president of International Operations since 1998 and as president of eMagin's subsidiary, Virtual Vision, Inc., from 2002 to 2004. Earlier, with LG Electronics as an executive vice president and member of the Board, he built up LG's business in LCDs and PDPs, solidifying their world leadership position in flat-panel display products. At IBM, he managed flat panel display and semiconductor programs at the Watson Research Center; then served as director of Display Technology with worldwide responsibility at the IBM Corporate Headquarters, setting up technical operations in Korea as senior managing director. Dr. Park holds his Ph.D. in Solid-State Chemistry from the University of Minnesota and an MBA from New York University.

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

Our accumulated losses are $181million as of December 31, 2006. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We may not be able to execute our business plan and may not generate cash from operations.

As we have reported, our business is currently experiencing significant revenue growth during the year ended December 31, 2006. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. We do not currently have any financing commitments and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next twelve months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm has issued a report dated March 27, 2007 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel and will also need to recruit additional management in order to expand according to our business plan. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

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

Our business has primarily operated on the basis of short-term purchase orders. We are now receiving longer term purchase agreements, such as those which comprise our approximately $6.1 million backlog, and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in eMagin may decline.

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

RISKS RELATED TO OUR STOCK

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if eMagin is successful.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 16, 2007, we have outstanding (i) options to purchase 1,065,745 shares and (ii) warrants to purchase 3,548,174 shares of common stock.

We have a staggered board of directors and other anti-takeover provisions, which could inhibit potential investors or delay or prevent a change of control that may favor you.

Our Board of Directors is divided into three classes and our Board members are elected for terms that are staggered. This could discourage the efforts by others to obtain control of eMagin. Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

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

ITEM 3. LEGAL PROCEEDINGS

On December 6, 2005, New York State Urban Development Corporation commenced action against eMagin in the Supreme Court of the State of New York, County of New York against eMagin, asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees. On July 13, 2006, eMagin agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of the $150,000 grant. The settlement requires that repayments be made on a monthly basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Our Annual Meeting of Stockholders was held on October 20, 2006 in Bellevue, Washington at 2 P.M. local time.

There were present in person or by proxy 8,042,735 shares of Common Stock, of a total of 10,113,162 shares of Common Stock entitled to vote.

The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee’s name:

Nominee	Number of Shares

Paul C. Cronson	7,716,533
Rear Admiral Thomas Paulsen, USN (Ret.)	7,800,344
Brigadier Gen. Stephen Seay, US Army (Ret.)	7,814,189

Five proposals were presented and adopted.

The proposal to amend the Company's certificate of incorporation to increase the maximum number of directors which may be appointed to the Company's Board of Directors from 9 to 10 persons received 7,633,895 votes in favor.

The proposal to authorize the Company's Board of Directors, in its discretion, to amend the Company's certificate of incorporation to effect a reverse stock split of the outstanding shares of the Company's common stock received 7,244,636 votes in favor.

The proposal to authorize the Company's Board of Directors for the potential issuance of shares of our common stock underlying our 6% Senior Secured Convertible Notes and warrants to purchase shares of our common stock at a price below fair market value received 2,976,481 votes in favor.

The proposal to increase the number of authorized shares of common stock issuable pursuant to the 2004 Non-Employee Stock Compensation Plan from 200,000 to 950,000 shares received 2,817,761 votes in favor.

The proposal to appoint Eisner LLP as the Company's independent auditors received 7,822,205 votes in favor.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange under the symbol "EMA". The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2005		2006
	High	Low	High	Low

First quarter	$13.00	$8.40	$7.10	$4.60
Second quarter	$10.40	$7.00	$5.70	$2.50
Third quarter	$10.30	$5.30	$3.80	$1.80
Fourth quarter	$ 9.00	$5.40	$2.50	$1.01

As of March 16, 2007, there were 491 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Revenue	$8,169	$3,745	$3,593	$2,578	$2,128
Cost of goods sold	11,359	10,219	5,966	5,141	—
Gross (loss) profit	(3,190)	(6,474)	(2,373)	(2,563)	2,128
Operating expenses:
Research and development	4,406	4,020	898	19	7,255
Stock based compensation (1)	—	—	88	2,183	1,647
Selling, general and administrative	8,860	6,316	4,340	3,529	5,832
Total operating expenses	13,266	10,336	5,326	5,731	14,734
Loss from operations	(16,456)	(16,810)	(7,699)	(8,294)	(12,606)
Other income (expense), net	1,190	282	(5,012)	3,571	(2,306)
Net loss	$(15,266)	$(16,528)	$(12,711)	$(4,723)	$(14,912)

Basic and diluted loss per share	$(1.52)	$(1.94)	$(1.98)	$(1.31)	$(5.07)

Shares used in calculation of loss per share:
Basic and diluted	10,058	8,541	6,428	3,599	2,941

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
Cash, cash equivalents	$1,415	$6,727	$13,457	$1,054	$83
Working capital (deficit)	$(305)	$8,868	$14,925	$106	$(13,602)
Total assets	$7,005	$14,142	$18,436	$3,749	$1,834
Long-term obligations	$2,229	$56	$22	$6,161	$228
Total Shareholders’ equity (capital deficit)	$(1,164)	$10,401	$16,447	$(4,767)	$(12,808)
(1) Represents amounts reported under FAS 123.

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

Since our inception in 1996 through 2004, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. From inception to December 31, 2006, we have recognized an aggregate of approximately $19.5 million from sales of our products, and as of December 31, 2006, we have a backlog of approximately $6.1 million in products ordered for delivery through December 31, 2007. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of our Z800 3DVisor personal display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. Through our operations in Washington State we are also developing head-wearable displays that incorporate our Microviewer.

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

Revenue and Cost Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Products sold directly to consumers have a fifteen day right of return. Revenue on consumer products is deferred until the right of return has expired.

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

Fair value of financial instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost which appropriates fair value due to the short-term nature of these instruments.

Stock-based Compensation

eMagin maintains several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of December 31, 2006, the number of shares of common stock available for issuance was 150,000. As of December 31, 2006, the plan had not been implemented.

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

	As a Percentage of Total Revenue Year Ended December 31,
	2006	2005	2004
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	139	273	166
Gross loss	(39)	(173)	(66)
Operating expenses:
Research and development	54	107	25
Stock based compensation	----	----	2
Selling, general and administrative	109	169	121
Total operating expenses	163	276	148
Loss from operations	(202)	(449)	(214)
Other income (expense)	15	8	(140)
Net loss	(187)%	(441)%	(354)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues increased by approximately $4.5 million to a total of approximately $8.2 million for the year ended December 31, 2006 from approximately $3.7 million for the year ended December 31, 2005, representing an increase of 118%. This increase was due to increased microdisplay demand and the broadening of our product revenue through the sales of the Z800 3D Visor. Our contract revenue increased approximately $150 thousand while our product revenue increased approximately $4.3 million. Average price per unit for microdisplays was $386 in 2006 and $372 in 2005. Our current expectation is that revenue will continue to grow in 2007 if we successfully execute our business plan.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production of our products. Cost of goods sold for the years ended December 31, 2006 and 2005 was approximately $11.4 million and approximately $10.2, respectively, an increase of $1.2 million. The gross loss was approximately ($3.2) million and approximately ($6.5) million, respectively, for the years ended December 31, 2006 and 2005, respectively. The gross loss was (39%) for the year ended December 31, 2006 as compared to (173%) for the year ended December 31, 2005. The increase in cost of goods sold for the year ended December 31, 2006 was attributed to higher materials usage to support increased production as well as approximately $343 thousand of stock compensation expense reflected in accordance with SFAS No. 123R in 2006.   The decrease in gross loss was attributed to fuller utilization of our fixed production overhead due to higher unit volume.  We expect that gross margins will improve in 2007 as a result of continued leverage of our production overhead as volumes and revenue increase.

Research and Development Expenses

Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems. Research and development expenses for the year ended December 31, 2006 were approximately $4.4 million as compared to approximately $4.0 million for the year ended December 31, 2005. The increase was primarily due to the stock-based compensation expense of approximately $435 thousand in 2006.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses. General and administrative expenses increased by approximately $2.9 million to a total of approximately $8.9 million for the year ended December 31, 2006 from $6.3 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was due primarily to stock-based compensation expense of approximately $2.9 million and an increase in marketing expenses related to our Z800 3DVisor.

Other Income (Expense)

Other income, net consists primarily of interest income earned on investments, interest expense related to the secured debentures, and gain from the change in the derivative liability. For the year ended December 31, 2006, interest income was approximately $92 thousand as compared to approximately $210 thousand for the year ended December 31, 2005. The decrease in interest income was primarily a result of lower cash balances available for investment. For the year ended December 31, 2006, interest expense was approximately $1.3 million as compared to approximately $4 thousand for the year ended December 31, 2005. The increase in the interest expense was a result of interest associated with our notes payable of approximately $124 thousand, the amortization of the deferred costs associated with the notes payable of approximately $221 thousand, and the amortization of the debt discount of approximately $956 thousand. For the year ended December 31, 2006, income from the change in the derivative liability was approximately $2.4 million as compared to $0 for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased by approximately $152 thousand to a total of approximately $3.7 million for the year ended December 31, 2005 from approximately $3.6 million for the year ended December 31, 2004, representing an increase of 4%. This increase was due primarily to the broadening of our product offerings with the Z800 product and incremental revenue generated by these sales. Our contract revenue decreased approximately $72 thousand while our product revenue increased approximately $217 thousand. Average price per unit for microdisplays was $372 in 2005 and 2004.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production of our products. In the year ended December 31, 2005 we recorded approximately $10.2 million in cost of goods sold which resulted in a gross loss of approximately $6.5 million as compared to approximately $6.0 million in costs of goods sold resulting in a gross loss of $2.4 million in the year ended December 31, 2004. The production expenses for 2005 include labor costs related to operating two full eight hour shifts and a partial third shift as compared to a single shift in 2004.  To accommodate longer operating hours and expected higher product output in 2005 we initiated modifications to our production process that resulted in less than 10% of our expected capacity while underway.  Stabilization of these modifications initially was expected to be completed early in 2005, but took until the first quarter of 2006 to achieve.  As a result gross margins in 2005 declined as compared to 2004 due to the higher labor costs.

Research and Development Expenses

Gross research and development expenses increased by approximately $3.1 million to a total of $4.0 million for the year ended December 31, 2005 from approximately $0.9 million for the year ended December 31, 2004. The approximately $3.1 million increase in R&D expenses for the year ended December 31, 2005 reflects efforts to develop two new microdisplays and three visor products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $2.0 million to a total of approximately $6.3 million for the year ended December 31, 2005 from approximately $4.3 million for the year ended December 31, 2004. The increase in selling, general and administrative expenses was due primarily to an increase in staff and personnel costs.

Other Income (Expense)

Other income, net, for 2005 was approximately $282 thousand and was comprised of net interest income of approximately $207 thousand; a gain on miscellaneous equipment sales of approximately $38 thousand; and a gain on foreign exchange of approximately $37 thousand. Other expense, net, for 2004 was approximately $5.0 million and was comprised of approximately $3.2 million of charges related to the value of the warrants issued to induce the holders of the approximately $7.8 million in notes to agree to an early conversion of the notes into common stock; approximately $1.6 million in charges related to the remaining unamortized debt discount and beneficial conversion feature associated with aforementioned notes; and approximately $75 thousand in charges related to the write-off of the remaining unamortized deferred financing costs.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

At December 31, 2006, our principal source of liquidity was cash of $1.4 million.

For the year ended December 31, 2006, net cash used by operating activities was approximately $10.4 million, primarily attributable to our net loss of approximately $15.3 million. For the year ended December 31, 2005, net cash used by operating activities was approximately $15.7 million, primarily attributable to our net loss of approximately $16.5 million.

For the year ended December 31, 2006, net cash used by investing activities was approximately $257 thousand primarily related to purchases of equipment. Net cash used by investing activities for the year ended December 31, 2005 was approximately $1.1 million primarily related to equipment purchases..

Net cash provided by financing activities the year ended December 31, 2006 was approximately $5.3 million and was comprised primarily of approximately $5.4 million in proceeds from debt issuance and offset by payments on long-term debt and capitalized lease obligations of approximately $55 thousand. Net cash provided by financing activities during the year ended December 31, 2005 was approximately $10.1 million and was comprised primarily of approximately $8.4 million in proceeds from the sale of common stock and approximately 1.6 million from the exercise of stock options and warrants.

Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm has issued a report dated March 27, 2007 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As we have reported our business is currently experiencing significant revenue growth during the year ended December 31, 2006. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels. In addition, in July 2007, we are responsible for repaying $2.9 million to the noteholders. If the funds are not available, we will negotiate with the noteholders to defer the payment but no assurances can be made that they will agree. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand. While we received approximately $5.4 million, net, from the sale of senior secured debentures pursuant to the Note Purchase agreements that we entered into on July 21, 2006, and such agreements provide for the investors to purchase an additional $0.5 million, nevertheless we anticipate that we will still require additional funds over the next twelve months. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next twelve months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

In addition to the foregoing, as previously reported, we have retained CIBC World Markets Corporation and Larkspur Capital Corporation to assist us in investigating and evaluating various strategic alternatives, ranging from investment to acquisition, in response to inquiries that we have received.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2006 (in thousands):

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Capital lease obligations	$6	$6	$—	$—
Operating lease obligations	3,387	1,405	1,982	—
Purchase obligations (a)	1,476	1,476	—	—
Other long-term liabilities (b)	787	183	354	250
Total	$5,656	$3,070	$2,336	$250

(a) The majority of purchase orders outstanding contain no cancellation fees except for minor re-stocking fees.
(b) This amount represents the obligation for royalty payments, capitalized software and the New York Urban Development settlement.

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

We have audited the accompanying consolidated balance sheets of eMagin Corporation and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation and subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations which it believes will continue, has working capital and capital deficits at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006

/s/ Eisner LLP

Eisner LLP
New York, New York
March 27, 2007

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,415	$6,727
Investments - held to maturity	171	120
Accounts receivable, net	908	822
Inventory	2,485	3,839
Prepaid expenses and other current assets	656	1,045
Total current assets	5,635	12,553
Equipment, furniture and leasehold improvements, net	666	1,299
Intangible assets, net	55	57
Other assets	233	233
Deferred financing costs, net	416	—
Total assets	$7,005	$14,142

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,192	$562
Accrued compensation	959	1,010
Other accrued expenses	749	1,894
Advanced payments	444	60
Deferred revenue	126	96
Current portion of capitalized lease obligations	6	16
Current portion of debt	1,217	—
Derivative liability - warrants	1,195	—
Other current liabilities	52	47
Total current liabilities	5,940	3,685

Capitalized lease obligations	—	6
Other long-term liabilities	2,229	50
Total liabilities	8,169	3,741

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 10,341,029 shares in 2006 and 9,997,246 shares in 2005	10	10
Additional paid in capital	179,651	175,950
Accumulated deficit	(180,825)	(165,559)
Total shareholders’ (deficit) equity	(1,164)	10,401
Total liabilities and shareholders’ (deficit) equity	$7,005	$14,142

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Revenue:
Product revenue	$7,983	$3,719	$3,502
Contract revenue	186	36	108
Sales returns and allowance	—	(10)	(17)
Total revenue, net	8,169	3,745	3,593

Cost of goods sold	11,359	10,219	5,966

Gross loss	(3,190)	(6,474)	(2,373)
Operating expenses:
Research and development	4,406	4,020	898
Selling, general and administrative	8,860	6,316	4,428
Total operating expenses	13,266	10,336	5,326
Loss from operations	(16,456)	(16,810)	(7,699)
Other income (expense):
Interest expense	(1,306)	(4)	(5,087)
Gain on warrant derivative liability	2,405	—	—
Other income, net	91	286	75
Total other income (expense), net	1,190	282	(5,012)
Net loss	$(15,266)	$(16,528)	$(12,711)

Loss per share, basic and diluted	$(1.52)	$(1.94)	$(1.98)
Weighted average number of shares outstanding:
Basic and diluted	10,058	8,541	6,428

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Additional		Total
	Common Stock		Deferred	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Compensation	Capital	Deficit	Equity
	(In thousands, except share amounts)

Balance, December 31, 2003	4,270	$4	$(88)	$131,638	$(136,320)	$(4,766)

Sale of common stock, net of issuance costs	1,641	2	—	16,383	—	16,385
Debt to equity conversion	1,139	1	—	8,566	—	8,567
Issuance of warrants for early conversion of debt to equity			—	3,180	—	3,180
Exercise of common stock warrants	353	—	—	3,790	—	3,790
Stock options exercised	522	1	—	1,383	—	1,384
Issuance of common stock for services	39	—	—	531	—	531
Amortization of deferred stock compensation	—	—	88	—	—	88
Net loss	—	—	—	—	(12,711)	(12,711)
Balance, December 31, 2004	7,964	$8	$—	$165,471	$(149,031)	$16,448

Sale of common stock, net of issuance costs	1,662	2	—	8,398	—	8,400
Stock options exercised	11	—	—	37	—	37
Exercise of common stock warrants	306	—	—	1,584	—	1,584
Issuance of common stock for services	54	—	—	461	—	460
Net loss	—	—	—	—	(16,528)	(16,528)
Balance, December 31, 2005	9,997	$10	$—	$175,950	$(165,559)	$10,401

Debt to equity conversion	85	—	—	220	—	220
Issuance of common stock for services	254	—	—	580	—	580
Stock-based compensation	—	—	—	2,891	—	2,891
Stock options exercised	5	—	—	10	—	10
Net loss	—	—	—	—	(15,266)	(15,266)
Balance, December 31, 2006	10,341	$10	$—	$179,651	$(180,825)	$ (1,164)

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005		2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,266)		$(16,528)		$(12,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	841		908		620
Amortization of deferred financing fees	221		---		8
Increase (reduction) of provision for sales returns and doubtful accounts	(39)		(284)		467
Stock based compensation	2,891		---		88
Non-cash interest related charges	---		---		5,094
Issuance of common stock for services, net	553		470		531
Amortization of discount on notes payable	956		---		---
Gain on warrant derivative liability	(2,405)		---		---
Loss on other asset	157
Changes in operating assets and liabilities:
Accounts receivable	(42)		(2)		(235)
Unbilled costs and estimated profits on contracts in progress	---		---		75
Inventory	1,354		(1,821)		(1,742)
Prepaid expenses and other current assets	389		(175)		(400)
Advance Payments	384		(4)		(58)
Deferred revenue	30		96		---
Accounts payable, accrued compensation, and accrued expenses	(566)		1,613		(51)
Other current liabilities	153		14		17
Net cash used in operating activities	(10,389)		(15,713)		(8,297)
Cash flows from investing activities:
Purchase of equipment	(204)		(898)		(721)
Purchase of investments - held to maturity	(51)		(120)
Purchase of intangibles and other assets	(2)		(54)		(99)
Net cash used by investing activities	(257)		(1,072)		(820)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	---		8,400		16,385
Proceeds from exercise of stock options and warrants	10		1,621		5,173
Proceeds from long-term debt	5,970		50		---
Payments related to deferred financing costs	(591)		---		---
Payments of long-term debt and capitalized lease obligations	(55)		(16)		(38)
Net cash provided by financing activities	5,334		10,055		21,520
Net (decrease) increase in cash and cash equivalents	(5,312)		(6,730)		12,403
Cash and cash equivalents, beginning of year	6,727		13,457		1,054
Cash and cash equivalents, end of year	$1,415		$6,727		$13,457

Cash paid for interest	$128		$4		$8
Cash paid for taxes	$40		$15	$	-----

Supplemental non-cash transactions:
Conversion of debt to equity	$220	$	---		$8,567

During the year ended December 31, 2006, the Company

•	entered into several Note Purchase Agreements with investors and issued warrants that are exercisable at $3.60 per share into approximately 1.6 million shares of common stock valued at $3.4 million;
•	issued 10,000 shares of common stock in lieu of cash payment of $26,000 as compensation for services performed and recorded as deferred costs; and
•	issued approximately 85,000 shares for the conversion of Notes totaling $220,000.

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

Basis of presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through in a foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s current cash on hand. At December 31, 2006, the Company’s has working capital and shareholders’ deficits. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 3, 2006, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock. See Note 9 to the Consolidated Financial Statements for a further discussion. All common share amounts and per share amounts in the accompanying financial statements and this Form 10-K have been adjusted to reflect the 1-for-10 reverse stock split. The Company has adjusted its shareholders’ equity accounts by reducing its stated capital and increasing its additional paid-in capital by approximately $91 thousand as of December 31, 2006, 2005 and 2004 to reflect the reduction in outstanding shares as a result of the reverse stock split.

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

Investments-held to maturity

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the accompanying balance sheet.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with the Company’s suppliers, and the estimated utility of the inventory. If the Company review indicates a reduction in utility below carrying value, the inventory is reduced to a new cost basis.

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

Intangible Assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method. Total intangible amortization expense was approximately $4 thousand, $4 thousand, and $2 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

Advertising

Costs related to advertising and promotion of products is charges to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 were $296 thousand, $108 thousand, and $0, respectively.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

Loss per common share

In accordance with SFAS No. 128, "Basic Earnings Per Share", net loss per common share amounts ("basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") reflects the potential dilution from the exercise of stock options and warrants. These common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive. The years ended December 31, 2006, 2005, and 2004 do not include options and warrants to purchase 4,613,919, 4,424,988 and 3,517,739 respectively, of common equivalent shares, as their effect would be antidilutive.

Comprehensive income (loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net loss for the years ended December 31, 2006, 2005, and 2004. Accordingly, the Company's comprehensive loss is the same as its net income (loss) for the periods presented.

Stock-based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated. Compensation cost recognized for the twelve months ended December 31, 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R. The compensation cost was recognized using the straight-line attribution method. See Note 10 for a further discussion on stock-based compensation.

Fair value of financial instruments

At December 31, 2006, the Company's cash, cash equivalents, accounts receivable, short-term investments and accounts payable are shown at cost which approximates fair value due to the short-term nature of these instruments.

Note 3- RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2006	2005
Trade receivables	$1,351	$1,309
Less allowance for doubtful accounts	(443)	(487)
Net receivables	$908	$822

Note 4 - INVENTORY

The components of inventories were as follows (in thousands):

	December 31,
	2006	2005
Raw materials	$1,146	$2,353
Work in process	558	107
Finished goods	781	1,379
Total Inventory	$2,485	$3,839

Note 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2006	2005
Computer hardware and software	$1,017	$893
Lab and factory equipment	3,312	3,182
Furniture, fixtures, and office equipment	306	256
Assets under capital leases	66	66
Leasehold improvements	473	473
Construction in progress	---	100
Total equipment, furniture and leasehold improvements	5,174	4,970
Less: accumulated depreciation	(4,508)	(3,671)
Equipment, furniture and leasehold improvements, net	$666	$1,299

Depreciation expense was $837, $904 and $617 for the years ended December 31, 2006, 2005, and 2004, respectively. Assets under capital leases are fully amortized.

Note 6 - DEBT

Debt is as follows (in thousands):

	December 31,
	2006	2005
Current portion of long-term debt:
Capitalized lease obligations	$6	$16
Other debt	58
6% Senior Secured Convertible Notes	2,880	—
Less: Unamortized discount on notes payable	(1,721)	—
Current portion of long-term debt, net	1,223	16
Long-term debt:
Capitalized lease obligations	—	6
Other debt	104	50
6% Senior Secured Convertible Notes	2,890	—
Less: Unamortized discount on notes payable	(765)	—
Long-term debt, net	2,229	56
Total debt, net	$3,452	$72

Maturities with respect to the capitalized lease obligation, other debt and the 6% Senior Secured Convertible Notes as of December 31, 2006 are as follows (in thousands):

Years Ending December 31,
2007	$2,944
2008	$2,934
2009	$60

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) together with warrants to purchase approximately 1.8 million shares of common stock, par value $.001 per share. 50% of the aggregate principal amount matures on July 21, 2007 and the remaining 50% matures on January 21, 2008. The Notes pay 6% per annum interest quarterly beginning September 1, 2006. Interest of approximately $124 thousand was paid to investors in the year ended December 31, 2006.

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

The discount is being amortized to interest expense using the straight-line method as it approximates the effective interest method over the term of the Notes. For the twelve months ended December 31, 2006, debt discount of $956 thousand was amortized to interest expense. See Note 9.

The Notes have specific terms that the Company must adhere to, i.e. maintaining minimum cash and cash equivalent balances and trading its stock on specific Exchanges. On March 9, 2007, the terms of the Note were amended to allow the Company to trade its common stock on the Over-The-Counter Bulletin Board and also requiring the Company to maintain cash and cash equivalent balances of $200,000 from February 26, 2007 through March 31, 2007. Subsequent to March 31, 2007, the company must maintain cash and cash equivalent balances of $600,000. On March 12, 2007, the Company was suspended from trading on the AMEX and is currently trading the Company’s common stock on the Over-The Counter Bulletin Board. The delisting from the AMEX triggered a compliance condition on the notes payable. As a result the Company is required to pay the noteholders monthly interest at 1% on the outstanding principal of the notes payable. The Company received a waiver from the noteholders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note. On March 27, 2007, the cash and cash equivalents balances requirement was amended to maintain cash and cash equivalents balances of $200,000 from April 1, 2007 through May 15, 2007. Subsequent to May 15, 2007, the Company must maintain $600,000 in cash and cash equivalent balances.

Note 7 - DEBT SETTLEMENT AND DEBT CONVERSION

In February 2004, eMagin entered into an agreement whereby the holders of eMagin’s Secured Convertible Notes (the "Notes"), which were due in November 2005, agreed to an early conversion of all of the $7.8 million principal amount of the Notes, together with the $.742 million of accrued interest on the Notes, into 1,139,462 shares of common stock of eMagin. On the date of the conversion the Company recorded $1.6 million in interest expense related to the unamortized debt discount and beneficial conversion feature and $75 thousand in interest expense related to the write-off of deferred financing costs.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin issued the Noteholders warrants to purchase an aggregate of 250,000 shares of common stock (the "Warrants"), which Warrants are exercisable at a price of $27.60 per share. 150,000 of the Warrants, "D warrants", were exercisable until December 31, 2005. The remaining 100,000 of the Warrants, "E warrants", are exercisable until June 10, 2008. Using the Black-Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense in the first quarter of 2004 to record an estimated value for these warrants. The fair value of the warrants was estimated at $23.00 using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) dividends of 0%, and (4) Average Term (in days) of 670 for the D warrants and 1,460 for the E warrants.

Note 8 - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

For the years ended December 31,
	2006	2005	2004
U.S. Federal income tax provision (benefit) at federal statutory rate	(34) %	(35) %	(35) %
Change in valuation allowance	32%	35%	35%
Permanent difference	2%	0%	0%

Significant components of eMagin's deferred tax assets and liabilities are as follows (numbers are in thousands):
	For the years ended December 31,
	2006	2005	2004
Net operating losses	$53,974	$54,607	$39,262
Goodwill and other intangibles	14,422	17,957	19,894
Allowance for doubtful accounts	159	195	274
Deferred payroll	13	18	25
Accrued vacation payable	132	142	81
Depreciation	(44)	(120)	----
Stock compensation	279	----	----
Total	68,935	72,799	59,536
Less valuation allowance	(68,935)	(72,799)	(59,536)
Net deferred tax asset	$0	$0	$0

As of December 31, 2006, eMagin has federal and state net operating loss carryforwards of approximately $149.9  million that will be available to offset future taxable income, if any, through December 2026. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. As of December 31, 2006 and 2005, the Company has gross deferred tax assets of approximately of $68 and $73 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards and temporary differences relating to amortization of intangible assets. Such net deferred tax assets are fully offset by a federal valuation allowance due to the uncertainty as to their realizability. A federal  valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future. The federal valuation allowance decreased approximately $3.9 million for the year ended December 31, 2006 and increased $13.3 million for the year ended December 31, 2005.

Note 9 - SHAREHOLDERS' EQUITY

 Common Stock

2006

At the Company’s 2006 Annual Meeting of Shareholders held on October 20, 2006, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the issued and outstanding common stock on a ratio of 1-for-10. On November 3, 2006, the reverse stock split became effective. The Company has adjusted its shareholders’ equity accounts by reducing its stated capital and increasing its additional paid-in capital by approximately $91 thousand as of December 31, 2006, 2005 and 2004 to reflect the reduction in outstanding shares as a result of the reverse stock split.

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) and warrants to purchase approximately 1.8 million shares of common stock, par value $.001 per share. The investors purchased $5.99 million principal amount of Notes with conversion prices of $2.60 per share that may convert into approximately 2.3 million shares of common stock and 5 year warrants exercisable at $3.60 per share into approximately 1.6 million shares of common stock. If the Notes are not converted, 50% of the principal amount will be due on July 21, 2007 and the remaining 50% will be due on January 21, 2008. Commencing September 1, 2006, 6% interest is payable in quarterly installments on outstanding notes. For the year ended December 31, 2006, the Company paid approximately $124,000 of interest to investors. The Company received approximately $5.4 million, net of deferred financing costs of approximately $0.6 million which are amortized over the life of the Notes. The Company amortized approximately $221 thousand of deferred financing costs in 2006. For the year ended December 31, 2006, two note holders converted their promissory notes valued at approximately $220 thousand and were issued an aggregate of approximately 85,000 shares.

An additional $0.5 million was to be invested through the exercise of a warrant to purchase approximately 192,000 shares of common stock at $2.60 per share on or prior to December 14, 2006, or at the election of the Company, by the purchase of additional Notes and warrants. The Company determined the relative fair value of the warrants to be approximately $157,000 which was recorded as an other asset. The following assumptions were used to determine the fair value of the warrant:

Dividend yield	0%
Risk free interest rates	5.25%
Expected volatility	122%
Expected term (in years)	0.4 years

The investor elected not to exercise its warrants prior to December 14, 2006. The fair value of the warrants which was recorded as an other asset was written off as a sales, general and administrative expense.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants, $3.6 million, have been recorded as a liability since the warrant agreement requires a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective. As of December 31, 2006, the registration statement is effective. The liability will be adjusted to fair value at each reporting period. The change in the fair value of the warrants will be recorded in the Consolidated Statement of Operations as other income (expense). For the twelve months ended December 31, 2006, the Company recorded approximately $2.4 million of gain from the change in the fair value of the derivative liability.

In connection with the Notes, a registration rights agreement was entered into which requires the Company to file a registration statement for the resale of the common stock underlying the Notes and the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock underlying the Notes and the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness as set forth in the preceding sentence, the Company is required to pay each investor cash payments equal to 1.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 16.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective by the Securities and Exchange Commission within the specified grace period. As of December 31, 2006, the registration statement remains effective.

The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. The estimated fair value of the derviative liability is based on an estimate of the probability and costs of cash penalties being incurred. The Company determined that the fair value of the liability was immaterial and it is not recorded in accrued liabilities. The Company will revalue the potential liability at each balance sheet date.

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

For the year ended December 31, 2006, the Company received approximately $10,000 for the exercise of 5,000 options and there were no warrants exercised. For year ended December 31, 2006, the Company issued approximately 254,000 shares of common stock in lieu of cash payments in the amount of approximately $580,000 as compensation for services rendered and to be rendered in the future.  The fair value of the services was measured at market value of the common stock at the time of payment. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2006.

The 2004 Non-Employee Compensation Plan (the “2004 Plan”) was established to help the Company retain consultants, professionals and service providers. The Board of Directors will select the recipient of the awards, the nature of the awards and the amount. At the 2006 Annual Shareholder meeting, the shareholders approved an increase in the number of authorized shares of common stock usable from 200,000 to 950,000. This number is subject to adjustment in the event of a recapitalization, reorganization or similar event.

2005

On October 20, 2005, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 1,661,906 shares of common stock, par value $0.001 per share, at a price of $5.50 per share and warrants to purchase up to 997,143 shares of common stock for an aggregate purchase price of approximately $9.14 million. The net proceeds received after expenses were approximately $8.4 million.

The warrants are exercisable at a price of $10.00 per share and expire on April 20, 2011. Of the 997,143 warrants, 664,763 of the warrants are exercisable on or after May 20, 2006. The remaining 332,381 are exercisable after March 31, 2007, however these warrants will be cancelled if the Company’s net revenue for fiscal year 2006 exceeds $20 million or if the investor has sold more than 25% of the shares purchased under the securities purchase agreement prior to December 31, 2006.

As a result of the above transaction, the outstanding 121,335 Series A Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated January 9, 2004, were re-priced from $10.50 to $5.50 and the outstanding 650,001 Series F Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated October 25, 2004, were re-priced from $12.10 to $10.90.

A registration rights agreement was entered into in connection with the private placement which requires the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness, the agreement requires the Company to pay each investor cash payments equal to 2.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 15.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective within the specified grace period. As of December 31, 2006, the registration statement remains effective.

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

In 2005, the Company received approximately $1.6 million for the exercise of approximately 11,100 options and 306,000 warrants. The Company also issued approximately 54,300 shares of common stock for the payment of $461,000 of services rendered and to be rendered in the future. The fair value of the services was measured at market value of the common stock at the time of payment. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2005.

2004

On January 9, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional and private investors whereby such investors purchased an aggregate of 333,336 shares of common stock and 431,221 warrant shares for an aggregate purchase price of approximately $4.2 million.

The shares of common stock were priced at a 20% discount to the average closing price of the stock from December 30, 2003 to January 6, 2004, which ranged from $13.80 to $19.40 per share during the period for an average closing price of $12.60 per share. In addition, the investors received warrants to purchase an aggregate of 200,002 shares of common stock (subject to anti-dilution adjustments) exercisable at a price of $17.40 per share for a period of five (5) years. The warrants were priced at a 10% premium to the average closing price of the stock for the pricing period.

In connection with the Securities Purchase Agreement, eMagin also issued additional warrants to the investors to acquire an aggregate of 231,219 shares of common stock. 120,691 of such warrants are exercisable, within 6 months from the effective date of the registration statement covering these securities, at a price of $17.40 per share (a 10% premium to the average closing price of the stock for the pricing period), and 110,528 of such warrants are exercisable within 12 months from the effective date of the registration statement covering these securities, at a price of $19.00 per share (a 20% premium to the average closing price of the stock for the pricing period).

The Company also entered into a registration rights agreement with the aforementioned investors with respect to the common stock issued and common stock issuable upon the exercise of the warrants. A registration rights agreement was entered into in connection with the private placement which requires the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness, the agreement requires the Company to pay each investor cash payments equal to 2.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 15.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective within the specified grace period. As of December 31, 2006, the registration statement remains effective.

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

In February 2004, the Company and all of the holders of the Secured Convertible Notes (the "Notes"), which were due in November 2005, entered into an agreement whereby the holders agreed to an early conversion of 100% of the principal amount of the Notes aggregating $7.825 million, together with all of the accrued interest of approximately $742,000 on the Notes, into 1,139,462 shares of the Company's common stock. The listing of the shares issuable pursuant to such agreement was approved by the American Stock Exchange.

In consideration of the Noteholders agreeing to the early conversion of the Notes, eMagin agreed to issue the Noteholders warrants to purchase an aggregate of 250,000 shares of common stock (the "warrants"), which warrants are exercisable at a price of $27.60 per share. 150,000 of the warrants (series D warrants) are exercisable until the later of (i) twelve (12) months from the date upon which a registration statement covering the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission, or (ii) December 31, 2005. The remaining 100,000 of the warrants (series E warrants) are exercisable until June 10, 2008. Using the Black-Scholes method of valuating warrants, an expense totaling $3.18 million was recorded in interest expense during 2004 to record an estimated fair value of these warrants. The fair value of the warrants, $3.18 million, was estimated at $23.00 using the Black-Scholes option-pricing model with the following assumptions for the two sets of warrants: (1) average expected volatility of 100%, (2) average risk-free interest rates of 3.52%, (3) dividends of 0%, and (4) Average Term (in days) of 670 for the series D warrants and 1,460 for the series E warrants.

In connection with the above conversion, eMagin also entered into a Registration Rights Agreement with the holders of the Notes providing the holders with certain registration rights under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants.

In August 2004, the Company and certain of the holders of its outstanding Class A, B and C common stock purchase warrants entered into an agreement pursuant to which the Company and the holders of the warrants agreed to the $9.00 re-pricing and exercise of Class A, B and C common stock purchase warrants. As a condition to the transaction, the holders of the warrants agreed to limit the right of participation that they were granted in January 9, 2004. As a result of the transaction, the holders agreed to re-price and exercise approximately, 209,989 Class A, B and/or C common stock purchase warrants for an aggregate of $1,889,900.

On October 21, 2004, the Company entered into a Securities Purchase Agreement, pursuant to which eMagin sold and issued 1,033,453 shares of common stock, and series F common stock warrants to purchase 512,976 of common stock for an aggregate purchase price of $10,772,500. The common stock was priced at $10.50. The common stock and the shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by the Company on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $9.75 million.

The Series F Warrants are exercisable from April 25, 2005 until April 25, 2010 at an exercise price of $12.10 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of the Company’s common stock or distributions of cash or other assets. In addition, the Series F Warrants contain provisions protecting against dilution resulting from the sale of additional shares of the Company’s common stock for less than the exercise price of the Series F Warrants, or the market price of the common stock, on the date of such issuance or sale.

On October 28, 2004, eMagin entered into a Securities Purchase Agreement, pursuant to which eMagin sold and issued 274,048 shares of common stock, and series F common stock purchase warrants to purchase eMagin’s common stock to purchasers for an aggregate purchase price of $2,877,500. The common stock was priced at $10.50. The common stock and the shares underlying the warrants were drawn-down off of a shelf registration statement which was filed by us on May 5, 2004, and declared effective by the Securities and Exchange Commission on June 10, 2004. Net proceeds received after deducting expenses was approximately $2.65 million.

The Series F Warrants are exercisable from April 25, 2005 until April 25, 2010 to purchase up to 137,024 shares of common stock at an exercise price of $12.10 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of eMagin’s common stock or distributions of cash or other assets. In addition, the Series F Warrants contain provisions protecting against dilution resulting from the sale of additional shares of eMagin’s common stock for less than the exercise price of the Series F Warrants, or the market price of the common stock, on the date of such issuance or sale.

As a result of the above transaction, 121.335 outstanding Series A Common Stock Purchase Warrants, that were issued to participants of the Securities Purchase Agreement dated January 9, 2004, were re-priced from $17.40 to $10.50.

The Company paid a Placement Agent $814,000, a fee equal to 6% of the gross proceeds of these offerings.

In addition, the Company engaged Larkspur Capital Corporation, a Related Party, to act as an adviser in connection with the sale of these securities. For such services, the Company paid Larkspur Capital Corporation a fee of $136,500, an amount equal to 1% of the gross proceeds of these offerings and 9,326 warrants.

In 2004, the Company received $5,173,945 for the exercise of 552,105 options and 353,335 warrants.

The Company also issued 38,602 shares of common stock for the payment of $531,031 for services rendered and to be rendered in the future. The fair value of the services was measured at market value of the common stock at the time of payment. As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2004.

Note 10 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2006, the number of shares of common stock available for issuance was 150,000 and the plan will automatically increase 75,000 shares on January 1 of each year for a period of three years starting January 1, 2006. As of December 31, 2006, the plan had not been implemented.

Incentive compensation plans

In 1994, the Company established the 1994 Stock Plan (the "1994 Plan"). The plan provided for the granting of options to purchase an aggregate of 1,286,000 shares of the common stock to employees and consultants. This Plan expired in 2004.

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

In 2003, the Company established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 9,200,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 2,000,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding. The shareholders approved an amendment to the 2003 Plan to provide grants of shares of common stock in addition to options to purchase shares of common stock. In 2005, approximately 2.4 million shares were added to the plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balances at December 31, 2003	1,216,177	$5.30
Options granted	677,990	16.00
Options exercised	(16,146)	2.70
Options cancelled	(522,105)	11.20
Balances at December 31, 2004	1,355,916	$11.40
Options granted	582,400	9.60
Options exercised	(11,059)	3.40
Options cancelled	(121,993)	13.90
Balances at December 31, 2005	1,805,264	$10.90
Options granted	185,744	4.30
Options exercised	(5,000)	2.10
Options forfeited	(453,115)	7.47
Options cancelled	(467,148)	11.97
Balances at December 31, 2006	1,065,745	$2.94	3.75	$	------
Vested or expected to vest at December 31, 2006 (1)	991,143	$2.94	3.75	$	------
Exercisable at December 31, 2006	711,310	$2.93	3.01	$	------

At December 31, 2006, there were 1,069,423 shares available for grant under the 2003 Plan and the 2000 Plan.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Number Outstanding		Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$2.10 - $2.70	925.689	4.04	$2.57	590,894	$2.54
$3.40 - $5.80	105,924	1.09	3.69	100,424	3.58
$6.60 - $22.5	34,132	4.31	10.59	19,992	11.16
	1,065,745	3.75	$2.94	711,310	$2.93

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money. As of December 31, 2006 there were no options that were in-the-money. The Company’s closing stock price was $1.04 as of December 31, 2006. The Company issues new shares of common stock upon exercise of stock options.

On July 21, 2006, certain employees and Directors of the Company agreed to cancel approximately 467,000 shares underlying existing stock options in return for the re-pricing of approximately 869,000 existing options at $2.60 per share having a weighted average original exercise price of $11.97. Option grants that have not been re-priced will remain unchanged. The unvested options which were re-priced will continue to vest on original vesting schedules, but in no event vest prior to January 19, 2007. Previously vested options which were re-priced will now vest on January 19, 2007. Re-priced grants will be forfeited if the individual leaves voluntarily. The Company has accounted for the re-pricing and cancellation transactions as a modification under SFAS No. 123R. The Company will recognize the additional compensation charges over the four months ended January 19, 2007 for previously vested options and over the remaining vesting period for unvested options. Incremental cost was $171 thousand and the amount recognized in 2006 was $118 thousand, net of forfeitures.

At the Company’s 2006 Annual Meeting of Shareholders held on October 20, 2006, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of one-for-ten. On November 3, 2006, the reverse stock split became effective. Each holder of ten shares of the Company’s common stock became the holder of one share of the Company’s common stock. In addition, all outstanding options, warrants, and convertible notes were adjusted in accordance with their terms and pursuant to the ratio of the reverse split. All fractional shares were rounded up to the next whole number of shares.

Stock based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated. Compensation cost recognized for the twelve months ended December 31, 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R. The compensation cost was recognized using the straight-line attribution method.

The following table summarizes the allocation of stock-based compensation to expense categories for the year ended December 31, 2006 (in thousands):

For the year ended December 31, 2006

Cost of revenue	$343
Research and development	435
Selling, general and administrative	2,113
Total stock compensation expense	$2,891

For the year ended December 31, 2006, stock compensation was approximately $2.9 million. At December 31, 2006, total unrecognized compensation costs related to stock options was approximately $3.4 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 5.3 years.

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

In determining the fair value of stock options granted during the twelve month periods ended December 31, 2006, 2005, and 2004, the following key assumptions were used in the Black-Scholes option pricing model:

	For the years ended December 31,
	2006	2005	2004

Dividend yield	0%	0%	0%
Risk free interest rates	4.59% - 4.82%	4.4%	3.6%
Expected volatility	123% - 126%	126%	139%
Expected term ( in years)	5 years	5 years	5 years

We have not declared or paid any dividends and do not currently expect to do so in the near future. The risk-free interest rate used in the Black-Scholes is based on the implied yield currently available on U.S. Treasury securities with an equivalent term. Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period. The expected term of options represents the period that eMagin’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

The following table shows the proforma effect on eMagin’s net loss and net loss per share had compensation expense been determined based on the fair value at the award grant date in accordance with SFAS No. 123 for the twelve months ended December 31, 2005 and 2004 (in thousands, except per share data):

	For the years ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(16,528)	$(12,711)
Add: Stock-based employee compensation expense included in reported net loss	----	88
Deduct: Stock-based employee compensation expense determined under fair value method	(3,035)	(1,743)
Pro forma net loss	$(19,563)	$(14,366)
Net loss per share:
Basic and diluted, as reported	$(1.94)	$(1.98)
Basic and diluted, pro forma	$(2.29)	$(2.23)

Warrants

At December 31, 2006, 3,548,174 warrants to purchase shares of common stock are outstanding and exercisable at exercise prices ranging from $2.60 to $27.60 and expiration dates ranging from June 20, 2007 to February 27, 2012.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2003	1,233,629	$8.00
Warrants granted	1,335,587	16.90
Warrants exercised	(353,335)	15.20
Warrants cancelled	(54,058)	11.20
Balances at December 31, 2004	2,161,823	$11.40
Warrants granted	997,143	10.00
Warrants exercised*	(370,820)	6.10
Warrants cancelled	(168,421)	26.70
Balances at December 31, 2005	2,619,725	$10.20
Warrants granted	1,805,037	3.49
Warrants exercised	—	—
Warrants expired	(876,588)	6.90
Balances at December 31, 2006	3,548,174	$7.05
*Cashless exercise - 647,619 warrants

Note 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operation.

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits companies to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material. SAB 108 is effective for fiscal years ending on or after November 15, 2006.

In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges.  SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities.  SFAS 151 is effective beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 151 will have a material impact on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). SFAS No. 154 changes the requirements for the accounting for and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company adopted the statement as of January 1, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

Note 12 - COMMITMENTS AND CONTINGENCIES

Royalties

The Company, in accordance with a royalty agreement, is obligated to make minimum annual royalty payments to a corporation commencing January 1, 2001. The original minimum annual royalty due under this agreement was $32 thousand per year and it increased to a $125 thousand in 2005 and beyond. Under this agreement, the Company must pay a certain percentage of net sales of certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid may be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the last-to-expire issued patent.

For the years ended December 31, 2006, 2005, and 2004, royalty expense of approximately $515 thousand, $191 thousand and $194 thousand, respectively, is included in cost of goods sold.

Operating leases

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

The Company’s manufacturing facilities are leased from IBM in New York. eMagin leases approximately 40,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. In 2004, eMagin entered into an agreement to extend the term of the lease until 2009.

In July 2005, eMagin signed a sub-lease agreement for approximately 19,000 square feet in Bellevue Washington. The leased space is used as the Company’s corporate headquarters. This lease will expire in 2009. The Company’s lease at the Redmond Washington location expired in August 2005 and was not renewed.

The future minimum lease payments through 2009 are as follows:

2007	$1,405
2008	1,444
2009	538
$3,387

Rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $1.3 million, $1.0 million, and $0.8 million, respectively. The Redmond lease was paid in common stock valued at $42 thousand and $48 thousand for the 2005 and 2004 rent periods, respectively.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004.

Legal proceedings

On December 6, 2005, New York State Urban Development Corporation commenced action against eMagin in the Supreme Court of the State of New York, County of New York against eMagin, asserting breach of contract and seeking to recover a $150 thousand grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees. On July 13, 2006, eMagin agreed to a settlement with the New York State Urban Development Corporation to repay approximately $112 thousand of the $150 thousand grant. The settlement requires that repayments be made on a monthly basis in the amount of approximately $3 thousand per month commencing August 1, 2006 and ending on July 1, 2009.

Note 13 - RELATED PARTY TRANSACTIONS

2006

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

In the Note Purchase transaction, two employees and two board members participated. Olivier Prache, Senior VP of Display Operations, purchased a $30 thousand promissory note which may be converted into 11,539 shares and received 8,077 warrants which are exercisable at $3.60 per share. Mr. Prache converted $20 thousand of his promissory note and received 7,693 shares. John Atherly, CFO, purchased a $40 thousand promissory note which may be converted into 15,385 shares and received 10,770 warrants exercisable at $3.60 per share. David Gottfried, board member, purchased a $250 thousand promissory note which may be converted into 96,154 shares and received 67,308 warrants exercisable at $3.60 per share. Paul Cronson, board member, through Navacorp III, LLC purchased a $200 thousand promissory note which may be converted into 76,923 shares and received 53,847 warrants exercisable at $3.60 per share.

Stillwater is a beneficial owner of more than 5% of the Company’s common stock. Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, purchased a $700 thousand promissory note which may be converted into 269,231 shares and received 188,462 warrants exercisable at $3.60 per share. Ginola Limited purchased an $800 thousand promissory note which may be converted into 307,693 shares and received 215,385 warrants exercisable at $3.60 per share. Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

A family member of an outside director of eMagin is the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. As a result of the Note Purchase transaction, the exercise price of all Series A warrants was reduced from $5.50 to $2.60 per share. Family members of an outside director of eMagin are holders of Series F warrants to purchase an aggregate of 10 thousand shares of common stock. As a result of the Note Purchase transaction, the exercise price of all Series F warrants was reduced from $10.90 to $8.60 per share.

eMagin has entered into a financial advisory agreement with Larkspur Capital Corporation. Paul Cronson, a director of eMagin, is a founder and shareholder of Larkspur Capital Corporation. The Company has agreed to pay a minimum fee of $500 thousand to Larkspur Capital Corporation in the event certain transactions occur, i.e. sale of the Company’s assets or change of control.

2005

On October 20, 2005, the Company entered into a Securities Purchase Agreement to sell to certain qualified institutional buyers and accredited investors an aggregate of 1,661,906 shares of eMagin’s common stock, par value $0.001 per share (the “Shares”), and warrants to purchase an additional 997,143 shares of common stock, for an aggregate purchase price of approximately $9.1 million. The purchase price of the common stock and corresponding warrant was $5.50 per share.

The warrants are exercisable at a price of $10.00 per share and expire on October 20, 2010. Of the 997,143 warrants, 664,762 of the warrants are exercisable on or after May 20, 2006. The remaining 332,380 are exercisable after March 31, 2007. Both Stillwater and Ginola are beneficial owners of more than 5% of the Company’s common stock.

Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing $500 thousand. Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

Chelsea Trust Company, as trustee of a trust with the same directors and/or controlling shareholders as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing $250 thousand. Ginola Limited disclaims beneficial ownership of shares owned by Chelsea Trust Company.

In connection with the issuance of the Shares and the warrants pursuant to the Securities Purchase Agreement, the Company was required to lower the exercise prices of existing Series A and F warrants from $10.50 and $12.10, respectively, to $5.50 and $10.90 per share, respectively, pursuant to the anti-dilution provisions of the Series A and F warrants.

A family member of an outside director of eMagin is the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. Accordingly, the exercise price of all Series A warrants was reduced from $10.50 to $5.50 per share.

2004

eMagin is party to a financial advisory and investment banking agreement with Larkspur Capital Corporation. Paul Cronson, a director of eMagin, is a founder and shareholder of Larkspur Capital Corporation. Larkspur Capital Corporation received as compensation for financial advisory and investment banking services in connection with the January 2004 private placement a cash fee of 6 3/4% of the funds raised and warrants to purchase eMagin shares of common stock equal to 2.5% of the cash netted to eMagin. Approximately $284 thousand and 4,365 common stock purchase warrants exercisable at $24.10 per share which expire in January 2009, were paid under the terms of the agreement. Paul Cronson was engaged as an advisor in connection with the sale of securities sold in October 2004 and received a fee of $136 thousand.

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

A family member of an outside director of eMagin participated in the re-pricing of the Securities Purchase Agreement in August. 209,989 warrants were re-priced and exercised. The family member re-priced and exercised 2,586 B warrants and 2,368 C warrants.

Note 14 - EMPLOYMENT AGREEMENTS

On January 24, 2006, pursuant to actions taken by the Compensation Committee of the Board of Directors of eMagin Corporation (the “Company”), Gary Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with his service as Chief Executive Officer and President of the Company. Additionally, Susan Jones entered into a revised executive employment agreement, to conform to the recently established Sarbanes-Oxley requirements, in connection with her service as the Company’s Chief Marketing and Strategy Officer, Executive Vice President and Corporate Secretary.

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

On January 11, 2007, Gary Jones resigned as the President, Chief Executive Officer, and as a Director of the Company. Mr. Jones and the Company entered into an Executive Separation and Consulting Agreement. See Note 16 - Subsequent Events for additional information.

In addition, on January 11, 2007, Dr. K.C. Park was appointed Interim Chief Executive Office, President, and a Director of the Company. Dr. Park entered into a Compensation Agreement with the Company on February 12, 2007. See Note 16 - Subsequent Events for additional information.

Note 15 - CONCENTRATIONS

In 2006 eMagin had one customer that accounted for 13% of its total revenues. In 2005 eMagin had no customers that accounted for more than 10% of its total revenues. In 2004 eMagin had two customers that individually accounted for 17% and 15% of net revenues.

For the year ended December 31, 2006, approximately 59% of the Company's net revenues were made to customers in the United States and approximately 41% of the Company's net revenues were made to international customers. For the year ended December 31, 2005, approximately 49% of the Company's net revenues were made to customers in the United States and approximately 51% of the Company's net revenues were made to international customers. For the year ended December 31, 2004, approximately 78% of the Company's net revenues were made to customers in the United States and approximately 22% of the Company's net revenues were made to international customers.

At December 31, 2006, there were 5 customers which comprised 69% of the outstanding accounts receivable. At December 31, 2005, there were 2 customers which comprised 31% of the outstanding accounts receivable. At December 31, 2004, there were 3 customers which comprised 50% of the outstanding accounts receivable.

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 16 - SUBSEQUENT EVENTS

Executive Separation and Consulting Agreement

On January 11, 2007, Gary Jones resigned as the President, Chief Executive Officer, and as a Director of the Company. Mr. Jones and the Company entered into an Executive Separation and Consulting Agreement (“the Agreement”). Under the Agreement, the Company made a payment to Mr. Jones in an amount equal to: all accrued salary as of the date of the Agreement plus an additional 30 days of salary (approximately $47 thousand); 360 hours of unused vacation (approximately $55 thousand); advance for legal and accounting fees associated with 2004 stock options ($30 thousand); and an advance for future travel expenditures ($5 thousand). Mr. Jones also received 500 thousand shares of registered shares of common stock of the Company valued at $430 thousand. In his consulting relationship, Mr. Jones will be paid $460 thousand upon the consummation of a strategic transaction. The Company will provide up to $7.5 thousand for reasonable moving expenses of personal property from the New York office. In addition, the Company will pay up to an additional $30 thousand to Mr. Jones related to personal legal fees.

Compensation Agreement

On January 11, 2007, Dr. K.C. Park was appointed Interim Chief Executive Office, President, and a Director of the Company. On February 12, 2007, the Company entered in a Compensation Agreement (“the Agreement”) with Dr. Park. Under the Agreement, the Company has agreed to pay Dr. Park an annual base salary equal to $300 thousand plus a quarterly increase in his base salary in the amount of $12.5 thousand per fiscal quarter through December 31, 2007. The Company agreed to issue Dr. Park an aggregate of 250 thousand restricted shares of common stock within 10 business days of the completion of a change of control of the Company. In addition, if a change of control transaction is completed and Dr. Park is not offered a senior executive position in the new organization, the Company has agreed to pay Dr. Park three month’s salary.

AMEX Delisting

On October 9, 2006, the Company received notice from the American Stock Exchange (the “AMEX”) Listing Qualifications Department stating that the Company does not meet certain continued listing standards as set forth in Part 10 of the AMEX Company Guide (the “Company Guide”). Specifically, pursuant to a review by the AMEX of the Company’s 10-Q for the three and six months ended June 30, 2006, the AMEX has determined that the Company is not in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide, respectively, which state, in relevant part, that the AMEX will normally consider suspending dealings in, or removing from the list, securities of a company that (a) has stockholders' equity of less than $4.0 million if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; or (b) has stockholders' equity of less than $6.0 million if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, respectively.

On November 6, 2006, the Company submitted a plan advising the AMEX of actions that it will take, which may bring it into compliance with Sections 1003 (a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of 18 months of receipt of the notice letter. On January 5, 2007, the Company received notice from the staff of the AMEX indicating that it intends to strike the Company’s common stock from listing on AMEX by filing a delisting application with the Securities and Exchange Commission as it has determined that the Company has failed to comply with the continued listing standards. The Company requested a verbal hearing which was held on February 27, 2007.

On March 1, 2007, the Company received notice from the AMEX indicating that the AMEX will initiate the delisting process with respect to the Company’s common stock. On March 12, 2007, in accordance with Part 12 of the Company Guide, the Company was suspended from trading on the AMEX. The Company is currently trading the Company’s common stock on the Over-the-Counter Bulletin Board under the symbol, EMAN.

The delisting from the AMEX triggered a compliance condition on the notes payable. As a result the Company is required to pay the noteholders monthly interest at 1% on the outstanding principal of the notes payable. The Company received a waiver from the noteholders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note.

Note 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2006 and 2005 are as follows (in thousands except per share data):

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$1,641	$1,674	$2,292	$2,562
Gross margin (loss)	$(1,388)	$(1,291)	$(648)	$137
Net loss	$(5,160)	$(4,838)	$(3,769)	$(1,499)
Net loss per share - basic and diluted	$(0.52)	$(0.48)	$(0.37)	$(0.15)
Shares used in per share calculation - basic and diluted	10,004	10,011	10,077	10,196

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$690	$$652	$$1,131	$$1,272
Gross loss	$(1,267)	$(1,737)	$(1,555)	$(1,915)
Net loss	$(3,469)	$(4,498)	$(3,763)	$(4,798)
Net loss per share - basic and diluted	$(0.43)	$(0.55)	$(0.47)	$(0.52)
Shares used in per share calculation - basic and diluted	8,143	8,245	8,304	9,476

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to eMagin’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to eMagin’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to eMagin’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to eMagin’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to eMagin’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A. Consolidated Balance Sheets at December 31, 2006 and 2005.
B. Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004.
C. Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005, and 2004.
D. Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004.

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A. Schedule II - Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 57 to 59 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2007.

eMAGIN CORPORATION

By:	/s/ K.C. Park
K. C. Park
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 2nd, 2007, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ K.C. Park	Interim President and Chief Executive Officer, Director
K.C. Park	(Principal Executive Officer)

/s/ John Atherly	Chief Financial Officer
John Atherly	(Principal Financial and Accounting Officer)

/s/ Adm. Thomas Paulsen	Chairman of the Board, Director
Adm. Thomas Paulsen

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Irwin Engelman	Director
Irwin Engelman

/s/ Dr. Jacob E. Goldman	Director
Dr. Jacob E. Goldman

/s/ David Gottfried	Director
David Gottfried

/s/ Brig. Gen. Stephen Seay	Director
Brig. Gen. Stephen Seay

eMAGIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Beginning Balance	Charged to Expenses	Amounts Written Off	Ending Balance
		(In thousands)

December 31, 2004	$(304)	$(488)	$21	$(771)
December 31, 2005	$(771)	$164	$120	$(487)
December 31, 2006	$(487)	$—	$44	$(443)

eMAGIN CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

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

10.38	Employment Agreement effective as of January 1, 2006 by and between eMagin and Gary Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.39	Employment Agreement effective as of January 1, 2006 by and between eMagin and Susan Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.40	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Gary Jones.
10.41	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Susan Jones.
10.42
Form of Note Purchase Agreement dated July 21, 2006, by and among the Company and the investors named on the signature pages thereto, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.43	Form of 6% Senior Secured Convertible Note Due 2007-2008 of the Company dated July 21, 2006, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.44	Form of Common Stock Purchase Warrant of the Company dated July 21, 2006, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.45
Pledge and Security Agreement dated as of July 21, 2006 by and between the Company and Alexandra Global Master Fund Ltd., as collateral agent, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.46
Patent and Trademark Security Agreement dated as of July 21, 2006 by and between the Company and Alexandra Global Master Fund Ltd., as collateral agent, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.47
Lockbox Agreement dated as of July 21, 2006 by and between the Company and Alexandra Global Master Fund Ltd., as collateral agent, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.48	Form of Note Purchase Agreement dated July 21, 2006, by and between the Company and Stillwater LLC, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.49*	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.
10.50
Executive Separation and Consulting Agreement dated as of January 11, 2007 by and between eMagin Corporation and Gary W. Jones, filed January 19, 2007, as filed in the Registrant's Form 8-K/A incorporated herein by reference.

10.51	Letter Agreement dated as of February 12, 2007 by and between eMagin Corporation and Dr. K.C. Park, filed February 16, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.52
Allonge to the 6% Senior Secured Convertible Notes Due 2007-2008 of eMagin Corporation dated as of March 9, 2007, filed March 13, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference

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