Form 10-K/A
period 2006-12-31
EMAGIN CORP
filed 2007-04-30
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Number of shares of common stock outstanding as of March 16, 2007 was 11,049,164

Explanatory Note: This Form 10-K/A for the fiscal year ended December 31, 2006, is being filed in order to complete Part III of Form 10-K and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of our directors and executive officers as of March 31, 2007:

Name	Age	Position
K.C. Park	70	Interim Chief Executive Officer, President
John Atherly	48	Chief Financial Officer
Susan Jones	55	Chief Marketing and Strategy Officer, Secretary
Adm. Thomas Paulsen(Ret.) (1)(2)(3*)	70	Chairman of the Board, Director
Claude Charles	70	Director
Paul Cronson	50	Director
Irwin Engelman (1)	72	Director
Dr. Jacob Goldman(2)(3)	83	Director
Brig. Gen. Stephen Seay (Ret.)	60	Director

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

(1)	Audit Committee
(2)	Governance & nominating Committee
(3)	Compensation Committee
* Committee Chair

CORPORATE GOVERNANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of eMagin common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

 General Information Concerning the Board of Directors

The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. As of March 31, 2007, Irwin Engelman is the only Class A Director, and will hold office until the 2008 Annual Meeting of our stockholders. Paul Cronson, Admiral Thomas Paulsen, and General Stephen Seay are Class B directors who will hold office until the 2009 Annual Meeting. Claude Charles, Dr. Jacob Goldman, and Dr. KC Park are Class C directors who will hold office until the 2007 Annual Meeting. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

Our Board of Directors held 10 meetings during 2006. Our independent directors met in executive session on a periodic basis in connection with regular meetings, as well as in their capacity as members of our Audit Committee and Compensation Committee.

Compensation of Directors

Non-management directors receive options under the 2003 Stock Option Plan. Under the 2003 Plan, a grant of options to purchase 6,000 shares of common stock will automatically be granted on the date a director is first elected or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. In addition to the options to purchase 6,000 shares of common stock automatically granted upon joining the Board, each Director thereafter will receive an annual grant of options to purchase 1,000 shares of common stock at the fair market value as determined on the date of grant, which options will vest on December 31 in the year granted. Directors receive an additional 500 upon re-election. Directors are also granted options based on committee assignments consisting of options to purchase 500 shares per year for members of the compensation committee, 1,000 shares for the governance committee in 2006 and 1,500 shares for the audit committee. Each committee chair will receive 250 additional shares. The compensation committee is in the process of redefining Board compensation provisions for fiscal year 2006 and 2007. In addition, each non-management director is reimbursed for ordinary expenses incurred in connection with attendance at such meetings.

Audit Committee. The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Audit Committee has adopted an Audit Charter, which is posted on our website at http://www.emagin.com/investors. During the year, the Board examined the composition of the Audit Committee in light of the adoption by The American Stock Exchange, Inc. (the “Amex”) of new rules governing audit committees. Based upon this examination, Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent as defined by the American Stock Exchange. The Board has determined that Mr. Engelman is an “audit committee financial expert” as defined by the SEC. During 2006, the Audit Committee held 4 meetings.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. During 2006, the Compensation Committee held 6 meetings.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for nominating directors and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our website at http://www.emagin.com/investors. The Board has determined that each of the members of the Governance and Nominating Committee is unrelated, an outside member with no other affiliation with us and is independent as defined by the American Stock Exchange. During 2006, the Governance and Nominating Committee held 3 meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2006 compensation program and related decisions.

Compensation Discussion and Analysis

•	The objectives of our compensation program are as follows:

•	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and

•	Attract, hire and retain well-qualified executives.

The compensation level of our Chief Executive Officer (“CEO”) in general is higher than other Company executives, and reflects the CEO's unique position and incentive to positively affect our future operating performance and shareholder value. Part of the compensation of our executives is from equity compensation, primarily through stock options grants, to provide a relatively strong personal economic incentive for these executives to increase the market price of our common shares. Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs. Specific Company performance measures as they may relate to the timing and amount of executive compensation have not yet been developed. Executive compensation is paid or granted pursuant to each executive's compensation agreement. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions.

Summary Compensation Table

The following table sets forth information with respect to the compensation for the year ended December 31, 2006 of our principal executive officers and principal financial officers during 2006, and each person who served as an executive officer of our Company as of December 31, 2006.

Name & Principal Position	Year	Salary ($) (a)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)
Gary Jones Chief Executive Officer	2006	$368,170	$788,180	-----	$127,928	$1,268,808
John Atherly Chief Financial Officer	2006	$242,308	$244,890	-----	-----	$ 487,198
Susan Jones Chief Strategy and Marketing Officer	2006	$289,163	$538,817	$81,379	-----	$ 895,188

Column notes:

(a) The amounts in this column represent the dollar value of base salary earned. Gary Jones and Susan Jones have deferred 10% of their 2006 base salary, all of which has been included in column (a). See “Narrative Disclosure to Summary Compensation Table.” The other officer did not defer any salary in 2006.

(b) The amounts in this column represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS123R disregarding the estimate of forfeitures related to service-based vesting conditions. The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions made in the valuation of option awards are incorporated by reference from Note 10 in eMagin's financial statements included in its Form 10-K for the year ended December 31, 2006. Mr. Jones resigned from his positions of CEO and President in January of 2007 and agreed to forfeit all options held as part of his severance agreement. The detail of outstanding officer options are listed in the following section.

(c) The amount in this column represents the deferred dollar amount earned in sales incentive plan by the named executive officer.

(d) The amount in this column represents the relocation expenses paid by eMagin for the benefit of the named executive officer.

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2006, and each person who served as an executive officer of eMagin Corporation as of December 31, 2006:

Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable (a)	Option Exercise Price ($)	Option Expiration Date
Gary Jones (b)		32,500(1)	$ 2.60	1/19/07
	44,435		$ 3.40	7/14/07
		15,254(1)	2.60	4/24/13
		9,152(1)	$ 2.60	8/30/13
		9,152(1)	$ 2.60	12/1/13
		78,000(2)	$ 2.60	5/17/09
		22,750(3)	$ 2.60	3/17/10
		11,700(4)	$ 2.60	11/30/12
John Atherly		32,500(5)	$ 2.60	6/16/11
		25,000(6)	$ 2.60	6/16/11
		16,250(7)	$ 2.60	3/17/12
		11,700(8)	$ 2.60	11/30/12
Susan Jones		16,770(1)	$ 2.60	1/11/10
		9,685(1)	$ 2.60	1/11/10
		6,500(1)	$ 2.60	1/2/07
		2,405(1)	$ 2.60	1/14/07
		19,500(1)	$ 2.60	5/1/07
	32,458	-	$ 3.40	7/14/07
		11,932(1)	$ 2.60	4/24/13
		7,159(1)	$ 2.60	8/30/13
		7,159(1)	$ 2.60	12/1/13
		48,750(9)	$ 2.60	5/17/09
		16,250(10)	$ 2.60	3/17/10
		11,700(11)	$ 2.60	11/30/12

Column note:

On November 3, 2006, a reverse stock split, ratio of 1-for-10, became effective. All stock options presented reflect the stock split.

(a)    The options in this column were repriced. On July 21, 2006, certain employees agreed to cancel a portion of their existing stock options in return for repricing the remaining stock options at $2.60 per share. The repriced unvested options continue to vest on the original schedule however will not vest prior to January 19, 2007. The previously vested repriced options will not vest prior to January 19, 2007, also.

(b)    Mr. Jones resigned from his positions of CEO and President in January of 2007 and agreed to forfeit all options held as part of his severance agreement.

Footnotes:

(1) Options will be fully vested and exercisable after January 19, 2007.
(2) 69,189 shares subject to the option vest after January 19, 2007 and an additional 2,167 shares shall vest monthly until the option is fully vested.
(3) 11,375 shares subject to the option vest after January 19, 2007 and an additional 11,375 shares shall vest on March 17, 2007.
(4) 5,850 shares subject to the option vest after January 19, 2007 and an additional 5,850 shares shall vest on November 30, 2007.
(5) 17,875 shares subject to the option vest after January 19, 2007 and an additional 488 shares shall vest at each subsequent quarter until the option is fully vested.
(6) 25,000 shares subject to the option vest when the Company successfully completes four consecutive EBITA positive quarters.
(7) 8,125 shares subject to the option vest after January 19, 2007 and an additional 8,125 shares shall vest on March 17, 2007.
(8) 5,850 shares subject to the option vest after January 19, 2007 and an additional 5,850 shares shall vest on November 30, 2007.
(9) 43,243 shares subject to the option vest after January 19, 2007 and an additional 1,354 shares shall vest monthly until the option is fully vested.
(10) 8,125 shares subject to the option vest after January 19, 2007 and an additional 8,125 shares shall vest on March 17, 2007.
(11) 5,850 shares subject to the option vest after January 19, 2007 and an additional 5,850 shares shall vest on November 30, 2007.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2006. There were no shares of stock awarded or vested with respect to any of those executive officers.

Pension Benefits

eMagin does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

eMagin does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

Gary. Jones entered into a revised executive employment agreement to conform to the recently established Sarbanes-Oxley requirements, in connection with his service as the Company’s Chief Executive Officer. The agreement is effective for an initial term of three years, effective January 1, 2006. The agreement provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Mr. Jones at any time with or without notice and with or without cause (as such term is defined in the agreements). If Mr. Jones’ employment is terminated without cause, or if Mr. Jones resigns with good reason (as such term is defined in the agreements), or Mr. Jones’ position is terminated or significantly changed as result of change of control (as such term is defined in the agreements), Mr. Jones shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreement. If Mr. Jones voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), she shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreement includes other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions. On April 17, 2006, the parties entered into amendments to the employment agreements pursuant to which the parties clarified that the Company has agreed to pay for health benefits equivalent to medical and dental benefits provided during Mr. Jones’ full time employment until the end of the agreement’s full term or twenty-four (24) months, whichever is greater.

Susan. Jones entered into a revised executive employment agreement to conform to the recently established Sarbanes-Oxley requirements, in connection with her service as the Company’s Chief Marketing and Strategy Officer. The agreement is effective for an initial term of three years, effective January 1, 2006. The agreement provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Mrs. Jones at any time with or without notice and with or without cause (as such term is defined in the agreements). If Mrs. Jones’ employment is terminated without cause, or if Mrs. Jones resigns with good reason (as such term is defined in the agreements), or Mrs. Jones’ position is terminated or significantly changed as result of change of control (as such term is defined in the agreements), Mrs. Jones shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreement. If Mrs. Jones voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), she shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreement include other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions. On April 17, 2006, the parties entered into amendments to the employment agreements pursuant to which the parties clarified that the Company has agreed to pay for health benefits equivalent to medical and dental benefits provided during Mrs. Jones’ full time employment until the end of the agreement’s full term or twenty-four (24) months, whichever is greater.

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

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits Mr. Jones and Mrs. Jones would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 29, 2006, the last business day of the fiscal year:

Name	Voluntary Resignation w/o Good Reason		Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause		Involuntary Termination with a Change in Control
Gary Jones:
Cash severance	$	-----		$631,800 (1)		$631,800 (1)	$	-----		$631,800 (1)
Post-termination health and welfare	$	-----	$	-----		$11,663 (2)	$	-----	$	-----
Vesting of stock options	$	-----	$	-----(3)	$	-----	$	-----	$	-----(3)
Susan Jones
Cash severance	$	-----		$510,172 (4)		$510,172 (4)	$	-----		$510,172 (4)
Post-termination health and welfare	$	-----	$	-----		$11,663 (5)	$	-----	$	-----
Vesting of stock options	$	-----	$	-----(6)	$	-----	$	-----	$	-----(6)

(1)   This amount reflects the lump sum that is payable within thirty days of the triggering event to the named executive. All calculations were made as of December 31, 2006 using then current salary figures for each named executive as detailed for each executive in the discussion below.

(2)   This amount reflects the COBRA payments for health and dental benefits that eMagin would make on behalf of the named executive.

(3)   This amount reflects the value of the stock option awards that were unvested as of December 31, 2006 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event. The calculation was based on the closing market price of eMagin stock as of December 31, 2006 which was $1.04. All stock options had a grant price higher than the closing market price at December 31, 2006.

Director Compensation Arrangements

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2006. The Compensation Committee is in the process of redefining Board compensation provisions for fiscal year 2006 and 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Option Awards ($) (c)		Total ($)
Charles Claude	$	--------		$2,509	$2,509
Paul Cronson	$	--------		$38	$38
Irwin Engelman	$	--------		$25,592	$25,592
Jack Goldman	$	--------		$842	$842
Thomas Paulsen		$20,835	$	-------	$20,835
Stephen Seay	$	--------		$5,759	$5,759

Column notes:

(a) This column includes only directors that are not employees of eMagin Corporation. Any director who is also an executive officer is included in the Summary Compensation Table.

(b) This column includes the dollar amount of all fees earned or paid in cash for services as a director.

(c) The amounts in this column represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS123R disregarding the estimate of forfeitures related to service-based vesting conditions.The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions made in the valuation of option awards are incorporated by reference from Note 10 in eMagin's financial statements included in its Form 10-K for the year ended December 31, 2006. The following table sets forth information with respect to the outstanding equity awards of our non-employee directors as of December 31, 2006:

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable (a)	Option Exercise Price ($)
Charles Claude
		18,200(1)	$2.60
	10,000		$2.10
	1,000		$3.50
Paul Cronson
		10,400(1)	$2.60

Irwin Engelman
		5,038(2)	$2.60
Jack Goldman
		12,026(1)	$2.60
Thomas Paulsen
		11,213(1)	$2.60
Stephen Seay
		3,900(3)	$2.60

Column note:

On November 3, 2006, a reverse stock split, ratio of 1-for-10, became effective. All stock options presented reflect the stock split.

(a)   The options in this column were repriced. On July 21, 2006, certain employees agreed to cancel a portion of their existing stock options in return for repricing the remaining stock options at $2.60 per share. The repriced unvested options continue to vest on the original schedule however will not vest prior to January 19, 2007. The previously vested repriced options will not vest prior to January 19, 2007, also.

Footnotes:

(1) Options will be fully vested and exercisable after January 19, 2007.
(2) 1,788 shares subject to the option vest after January 19, 2007 and an additional 1,083 shares shall vest annually until the option is fully vested.
(3) 975 shares subject to the option vest after January 19, 2007 and an additional 975 shares shall vest annually until the option is fully vested.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of eMagin.  In addition, during the most recent fiscal year, no eMagin executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.

Compensation Committee Report

The Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in eMagin’s Annual Report on Form 10-K/A for 2006.  This report is provided by the following independent directors, who comprise the Committee:

Jacob Goldman
Thomas Paulsen

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2006:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	657,288	$2.78	1,001,546
Equity compensation plans not approved by security holders	408,457	$3.24

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of April 15, 2007, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Stillwater LLC (1)	4,075,650	20.1%
Alexandra Global Master Fund Ltd (2)	2,012,799	9.9%
Ginola Limited(3)	1,910,087	9.4%
Gary W. Jones (4)	1,158,641	5.7%
Susan K Jones (4)	1,158,641	5.7%
Rainbow Gate Corporation (5)	804,621	4.0%
Paul Cronson (6)	181,935	*
K. C. Park (7)	108,004	*
John Atherly (8)	66.539	*
Claude Charles (9)	29,200	*
Jack Goldman (10)	12,026	*
Thomas Paulsen (11)	11,213	*
Irwin Engelman (12)	3,088	*
Stephen Seay (13)	1,950	*
All executive officers and directors as a group (consisting of 9 individuals) (14)	1,441,826	7.1%

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 20,254,382 shares of common stock outstanding on April 15, 2007, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 15, 2007, as described below.

(1) This figure represents: (i) 1,023,324 shares owned by Stillwater LLC, which includes 262,642 shares owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; (ii) warrants held by Stillwater LLC to purchase 1,354,525 shares, which includes warrants to purchase 272,749 shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; and (iii) 1,697,802 shares of common stock underlying a 6% senior convertible note which includes 269,231 shares of common stock underlying a 6% senior convertible note held by Rainbow Gate Corporation, which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation.

(2) This figure represents: (1) 363,636 shares owned by Alexandra Global Master Fund; (ii) warrants held to purchase 775,874 shares; and (iii) 873,289 shares of common stock underlying a 6% senior convertible note.

(3) This figure represents: (i) 738,824 shares owned by Ginola Limited, which include 262,642 shares held indirectly by Rainbow Gate Corporation, 65,080 shares owned by Ogier Trustee(Jersey) Limited, as trustee, 57,371 shares owned by Chelsea Trust Company Limited, as trustee, and 39,622 shares owned by Crestflower Corporation. Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation, Ogier Trustee (Jersey) Limited, as trustee, and Chelsea Trust Company Limited, as trustee; and (ii) warrants held by Ginola Limited to purchase 594,340 common shares, which includes warrants to purchase 272,749 shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation, and warrants to purchase 32,540 shares owned by Ogier Trustee (Jersey) Limited, as trustee and 27,273 shares of common stock issuable upon exercise of a common stock purchase warrant held indirectly by Chelsea Trust Company Limited, as trustee. Ginola Limited disclaims beneficial ownership of the shares owned by Ogier Trustee (Jersey) Limited, as trustee and Chelsea Trust Company Limited, as trustee; and (iii) 576,923 shares of common stock underlying a 6% senior convertible note, which includes 269,231 shares of common stock underlying a 6% senior convertible note held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation.

(4) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including (i) 841,106 shares owned by Gary Jones and 158,792 shares owned by Susan Jones; and (ii) 158,743 shares of common stock issuable upon exercise of stock options held by Susan Jones. This does not include 5,850 shares underlying options owned by Susan Jones which are not exercisable within 60 days of April 17, 2007.

(5) This figure represents: (1) 262,642 shares owned by Rainbow Gate Corporation; (ii) warrants held by to purchase 272,749 shares; and (iii) 269,231 shares of common stock underlying a 6% senior convertible note.

(6) This figure represents 19,198 shares owned by Mr. Cronson, 75,413 shares underlying warrants, 10,400 shares underlying options, and 76,923 shares of common stock underlying a 6% senior convertible note held directly and indirectly by Paul Cronson. This includes (i) 12,097 common stock shares and 4,286 shares underlying warrants held indirectly by a family member of Paul Cronson; (ii) 4,365 shares underlying warrants held indirectly by Larkspur Corporation of which he is the Managing Director and (iii) 53,846 shares underlying warrants and 76,923 shares of common stock underlying a 6% senior convertible note held indirectly by Navacorp III, LLC.

(7) This figure represents: (i) 950 shares owned by Mr. Park; and (ii) 107,054 shares of common stock issuable upon exercise of stock options. This does not include 45,475 shares underlying options which are not exercisable within 60 days of April 17, 2007.

(8) This figure represents: (i) 410 shares owned by Mr. Atherly; (ii) warrants held to purchase 10,769 shares; (iii) 15,385 shares of common stock underlying a 6% senior convertible note and (iv) 39,975 shares of common stock issuable upon exercise of stock options. This does not include 1,625 shares underlying options which are not exercisable within 60 days of April 17, 2007.

(9) This figure represents shares underlying options.

(10) This figure represents shares underlying options.

(11) This figure represents shares underlying options.

(12) This figure represents shares underlying options.

(13) This figure represents shares underlying options.

(13) This figure represents shares underlying options.

(14) This figure represents: (i) warrants held to purchase 32,337 shares; (ii) 373,649 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 11, 2007, Gary Jones resigned as the President, Chief Executive Officer, and as a Director of the Company. Mr. Jones and the Company entered into an Executive Separation and Consulting. Under the Agreement, the Company made a payment to Mr. Jones in an amount equal to: all accrued salary as of the date of the Agreement plus an additional 30 days of salary (approximately $47,000); 360 hours of unused vacation (approximately $55,000); advance for legal and accounting fees associated with 2004 stock options ($30 ,000); and an advance for future travel expenditures ($5,000). Mr. Jones also received 500,000 shares of registered shares of common stock of the Company valued at $430,000. In his consulting relationship, Mr. Jones will be paid $460,000 upon the consummation of a strategic transaction. The Company will provide up to $7.5 thousand for reasonable moving expenses of personal property from the New York office. In addition, the Company will pay up to an additional $30,000 to Mr. Jones related to personal legal fees.

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

Director Independence

Board of Directors has determined that Messrs. Thomas Paulsen, Jacob Goldman, Claude Charles, Jacob Goldman, Irwin Engelman, and Stephen Seay are each independent directors.

The Board of Directors has  established a compensation  committee which is currently comprised of Thomas Paulsen and Jacob Goldman each of whom  is  independent.

The Board  of  Directors  has  established  a  corporate  governance  and nominating committee, which is comprised of Thomas Paulsen and Jacob Goldman, each of whom is independent.

The  Board  of  Directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Claude Charles, Irwin Engelman, and Steve Seay. The members of the Audit Committee are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Eisner LLP has served as eMagin’s independent auditors for the years ended December 31, 2005 and 2006. The following table sets for the aggregate fees billed by eMagin’s independent registered public accounting firm for audit services rendered in connection with the financial statement and reports for 2005 and 2006, and for other services normally rendered by such independent registered public accounting firm during 2005 and 2006 on behalf of eMagin. The information in the table reflects services provided by Eisner. The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

	2005	2006
Audit Fees (1)	$175,484	$186,450
Audit-Related Fees (2)	24,268	23,030
Total	$200,122	$202,980

(1)   Represents the aggregate fees billed by Eisner LLP for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)   Represents the aggregate fees billed by Eisner LLP for professional services provided in connection with other statutory or regulatory filings.

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2007.

eMAGIN CORPORATION

By:	/s/ K. C. Park
K. C. Park
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 30th, 2007, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ K.C. Park K.C. Park	Interim President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ John Atherly John Atherly	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Adm. Thomas Paulsen Adm. Thomas Paulsen	Chairman of the Board, Director

/s/ Claude Charles Claude Charles	Director

/s/ Paul Cronson Paul Cronson	Director

/s/ Irwin Engelman Irwin Engelman	Director

/s/ Dr. Jacob E. Goldman Dr. Jacob E. Goldman	Director

/s/ Brig. Gen. Stephen Seay Brig. Gen. Stephen Seay	Director