Form 10-Q
period 2007-03-31
EMAGIN CORP
filed 2007-05-15
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

The number of shares of common stock outstanding as of April 30, 2007 was 11,049,164.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2007

ITEM 1. Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$192	$1,415
Investments - held to maturity	175	171
Accounts receivable, net	1,466	908
Inventory	1,975	2,485
Prepaid expenses and other current assets	764	656
Total current assets	4,572	5,635
Equipment, furniture and leasehold improvements, net	549	666
Intangible assets, net	54	55
Other assets	233	233
Deferred financing costs, net	283	416
Total assets	$5,691	$7,005

LIABILITIES AND SHAREHOLDERS’ CAPITAL DEFICIT

Current liabilities:
Accounts payable	$1,434	$1,192
Accrued compensation	1,065	959
Other accrued expenses	1,052	749
Advanced payments	254	444
Deferred revenue	64	126
Current portion of capitalized lease obligations	4	6
Current portion of debt	3,916	1,217
Derivative liability - warrants	735	1,195
Other current liabilities	45	52
Total current liabilities	8,569	5,940

Long-term debt	89	2,229
Total liabilities	8,658	8,169

Commitments and contingencies

Shareholders’ capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 11,049,164 shares as of March 31, 2007 and 10,341,029 shares as of December 31, 2006	11	10
Additional paid-in capital	180,784	179,651
Accumulated deficit	(183,762)	(180,825)
Total shareholders’ capital deficit	(2,967)	(1,164)
Total liabilities and shareholders’ capital deficit	$5,691	$7,005

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data )
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:

Product revenue	$3,523	$1,571
Contract revenue	86	70

Total revenue, net	3,609	1,641

Cost of goods sold	3,115	3,029

Gross profit (loss)	494	(1,388)

Operating expenses:

Research and development	853	1,238
Selling, general and administrative	2,221	2,588
Total operating expenses	3,074	3,826

Loss from operations	(2,580)	(5,214)

Other income (expense):

Interest expense	(840)	—
Gain on warrant derivative liability	460	—
Other income, net	23	54
Total other (expense) income	(357)	54

Net loss	$(2,937)	$(5,160)

Loss per share, basic and diluted	$(0.27)	$(0.52)

Weighted average number of shares outstanding:

Basic and diluted	10,792,074	10,003,839

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL DEFICIT
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

BalaBalance, December 31, 2006	10,341	$10	$179,651	$(180,825)	$ (1,164)
StocStock-based compensation	—	—	514	—	514
IssuIssuance of common stock for services	708	1	619	—	620
Net Net loss	—	—	—	(2,937)	(2,937)
BalaBalance, March 31, 2007 (unaudited)	11,049	$11	$180,784	$(183,762)	$(2,967)

See notes to Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,937)	$(5,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	257
Amortization of deferred financing fees	133	—
Reduction of provision for sales returns and doubtful accounts	(8)	—
Stock-based compensation	514	792
Issuance of common stock for services	620	50
Amortization of discount on notes payable	574	—
Gain on warrant derivative liability	(460)	—
Changes in operating assets and liabilities:
Accounts receivable	(558)	(367)
Inventory	510	267
Prepaid expenses and other current assets	(108)	(244)
Deferred revenue	(62)	(57)
Accounts payable, accrued compensation, other accrued expenses, and advanced payments	461	(537)
Other current liabilities	—	(1)
Net cash used in operating activities	(1,204)	(5,000)
Cash flows from investing activities:
Purchase of equipment	—	(54)
Purchase of investments - held to maturity	(4)	—
Purchase of intangibles and other assets	—	(2)
Net cash used in investing activities	(4)	(56)
Cash flows from financing activities:
Payments of long-term debt and capital leases	(15)	(9)
Net cash used in financing activities	(15)	(9)
Net decrease in cash and cash equivalents	(1,223)	(5,065)
Cash and cash equivalents beginning of period	1,415	6,727
Cash and cash equivalents end of period	$192	$1,662

Cash paid for interest	$87	$—
Cash paid for taxes	$31	$26

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflects all adjustments, including normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instruction, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

On November 3, 2006, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock. All common and per share amounts in the accompanying financial statements have been adjusted to reflect the 1-for-10 reverse stock split.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s cash, cash equivalents, and investments at March 31, 2007. The Company has working capital and shareholders’ deficits at March 31, 2007. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. The Company uses the straight-line method for recognizing compensation expense. An estimate for forfeitures is included in compensation expense for awards under SFAS 123R. See Note 8 for a further discussion on stock-based compensation.

Note 2: Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 10 for further discussion on income taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS159”). SFAS159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial position and results of operations.

Note 3: Receivables

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

Receivables consisted of the following (in thousands):

	March 31, 2007 (unaudited)	December 31, 2006
Accounts receivable	$1,909	$1,351
Less allowance for doubtful accounts	(443)	(443)
Net receivables	$1,466	$908

Note 4: Research and Development Costs

Research and development costs are expensed as incurred.

Note 5: Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of March 31, 2007 and 2006, there were stock options and warrants outstanding to acquire 4,363,909 and 4,462,048 shares of our common stock, respectively. These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 6: Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	March 31, 2007 (unaudited)	December 31, 2006
Raw materials	$969	$1,146
Work in process	542	558
Finished goods	464	781
Total Inventory	$1,975	$2,485

Note 7: Debt

Debt is as follows (in thousands):

	March 31, 2007	December 31, 2006
Current portion of long-term debt:
Capitalized lease obligations	$4	$6
Other debt	58	58
6% Senior Secured Convertible Notes	5,770	2,880
Less: Unamortized discount on notes payable	(1,912)	(1,721)
Current portion of long-term debt, net	3,920	1,223
Long-term debt:
Other debt	89	104
6% Senior Secured Convertible Notes	—	2,890
Less: Unamortized discount on notes payable	—	(765)
Long-term debt, net	89	2,229
Total debt, net	$4,009	$3,452

The 6% Senior Secured Convertible Notes have 50% of the aggregate principal amount maturing on July 21, 2007 and the remaining 50% maturing on January 21, 2008. Interest of approximately $87 thousand was paid to investors on March 1, 2007. For the three months ended March 31, 2007, debt discount of approximately $574 thousand was amortized to interest expense.

The Notes have specific terms that the Company must adhere to, i.e. maintaining minimum cash and cash equivalent balances and trading its stock on specific Exchanges. On March 9, 2007, the terms of the Note were amended to allow the Company to trade its common stock on the Over-The-Counter Bulletin Board and also requiring the Company to maintain cash and cash equivalent balances of $200 thousand from February 26, 2007 through March 31, 2007. Subsequent to March 31, 2007, the company must maintain cash and cash equivalent balances of $600 thousand. On March 12, 2007, the Company was suspended from trading on the AMEX and is currently trading the Company’s common stock on the Over-The Counter Bulletin Board. The delisting from the AMEX triggered a compliance condition on the notes payable. As a result the Company is required to pay the noteholders monthly interest at 1% rather than .5% on the outstanding principal of the notes payable. The Company received a waiver from the noteholders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note. On May 10, 2007, the requirement to maintain cash and cash equivalents balances of $200 thousand was extended through July 21, 2007 and any previous claim that may have otherwise been made regarding the potential breach by the Company of the minimum cash balance requirement was waived. Subsequent to July 21, 2007, the Company must maintain $600 thousand in cash and cash equivalent balances. See Note 9: Shareholders’ Equity for additional information on the Notes.

Note 8: Stock-based Compensation

Stock based compensation is accounted for in accordance with the provisions of SFAS No. 123R. Under SFAS 123R, the fair value of stock awards is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cost of revenue	$69	$135
Research and development	103	128
Selling, general and administrative	342	529
Total stock compensation expense	$514	$792

For the three months ended March 31, 2007 and 2006, stock compensation was approximately $514 thousand and $792 thousand, respectively, net of estimated forfeitures. At March 31, 2007, total unrecognized non-cash compensation costs related to stock options was approximately $2.6 million, net of forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.7 years.

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

There were no stock options granted during the three month period ended March 31, 2007. For the three month period ended March 31, 2006, the following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

For the Three Months Ended March 31, 2006

Dividend yield	0%
Risk free interest rates	4.8%
Expected volatility	123.2%
Expected term (in years)	5

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

A summary of the Company’s stock option activity for the three months ended March 31, 2007 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,065,745	$2.94
Options granted	—
Options exercised	—
Options forfeited	(193,943)	2.79
Options cancelled	(56,067)	2.84
Outstanding at March 31, 2007	815,735	$2.98	3.92	$—
Vested or expected to vest at March 31, 2007 (1)	758,634	$2.98	3.92	$—
Exercisable at March 31, 2007	540,028	$2.94	3.20	$—

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$2.10 - $2.70	726,706	4.11	$ 2.56	470,639	$ 2.53
$3.40 - $5.80	55,679	1.40	3.88	50,179	3.67
$6.60 - $22.50	33,350	4.16	10.66	19,210	11.30
	815,735	3.92	$ 2.98	540,028	$ 2.94
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. There were no options in-the-money at March 31, 2007. The Company’s closing stock price was $0.72 as of March 31, 2007. The Company issues new shares of common stock upon exercise of stock options.

Note 9: Shareholders’ Equity

On November 3, 2006, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock. The Company has adjusted its shareholders’ equity accounts by reducing its stated capital and increasing its additional paid-in capital by approximately $91 thousand as of December 31, 2006 to reflect the reduction in outstanding shares as a result of the reverse stock split.

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) together with warrants to purchase approximately 1.8 million shares of common stock, par value $.001 per share. 50% of the aggregate principal amount matures on July 21, 2007 and the remaining 50% matures on January 21, 2008. For the year ended December 31, 2006, two note holders converted their promissory notes valued at approximately $0.22 million and were issued an aggregate of approximately 85 thousand shares. The Notes pay 6% per annum interest quarterly. The delisting from the AMEX on March 12, 2007 triggered a compliance condition on the notes payable and as a result the Company is required to pay the noteholders monthly interest at 1% rather than .5% on the outstanding principal of the notes payable. The Company received a waiver from the noteholders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note. The Company received approximately $5.4 million, net of deferred costs of approximately $0.6 million which are amortized over the life of the Notes.

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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants, $3.6 million, have been recorded as a liability since the warrant agreement requires a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective. As of December 31, 2006, the registration statement is effective. The liability will be adjusted to fair value at each reporting period. The change in the fair value of the warrants will be recorded in the Consolidated Statement of Operations as other income (expense). For the three months ended March 31, 2007, the Company recorded approximately $0.46 million of gain from the change in the fair value of the derivative liability.

A registration rights agreement was entered into in connection with the Notes which requires the Company to file a registration statement for the resale of the common stock underlying the Notes and the warrants. The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock underlying the Notes and the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness as set forth in the preceding sentence, the Company is required to pay each investor cash payments equal to 1.0% of the aggregate purchase price monthly until the failure is cured. If the Company fails to pay the liquidated damages, interest at 16.0% will accrue until the liquidated damages are paid in full. The registration statement was filed and declared effective by the Securities and Exchange Commission within the specified grace period. As of March 31, 2007, the registration statement remains effective.

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

For the three months ended March 31, 2007 and 2006, there were no options or warrants exercised.

For the three months ended March 31, 2007 and 2006, the Company also issued approximately 708 thousand and 12 thousand shares of common stock, respectively, for the payment of approximately $620 thousand and $12 thousand, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006, respectively.

Note 10: Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not. As at January 1, 2007 and March 31, 2007, the Company did not have any unrecognized tax benefits.

The Company files Federal and State corporate tax returns. All tax years since inception are open to tax examination by the taxing authorities for possible adjustments to the net operating losses but not for assessment. The Statute of Limitations for assessment of tax is generally three years for Federal and four years for State tax returns. The years currently open for Federal income tax assessment include calendar years 2003 through 2006 and calendar years 2002 through 2006 for State tax assessment purposes. The Company is not currently under examination by any jurisdictions for any of the open years listed.

The Company is in the process of preparing its Section 382 study and has not determined the impact that such study will have on its NOL carryforward.

The implementation of FIN 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the three month period ended March 31, 2007.

Note 11: Commitments and Contingencies

Royalty Payments

The Company, in accordance with a royalty agreement with Eastman Kodak, is obligated to make minimum annual royalty payments of $125 thousand which commenced on January 1, 2001. Under this agreement, the Company must pay to Eastman Kodak a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire. Royalty expense was approximately $255 thousand and $85 thousand, respectively, for the three months ended March 31, 2007 and 2006, respectively.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington. Rent expense was approximately $332 thousand and $347 thousand for the three months ended March 31, 2007 and 2006, respectively.

Note 12: Legal Proceedings

None.

Note 13: Separation and Employment Agreements

Executive Separation and Consulting Agreement

On January 11, 2007, Gary Jones resigned as the President, Chief Executive Officer, and as a Director of the Company. Mr. Jones and the Company entered into an Executive Separation and Consulting Agreement (“the Agreement”). Under the Agreement, the Company made a payment to Mr. Jones in an amount equal to: all accrued salary as of the date of the Agreement plus an additional 30 days of salary (approximately $47 thousand); 360 hours of unused vacation (approximately $55 thousand); advance for legal and accounting fees associated with 2004 stock options ($30 thousand); and an advance for future travel expenditures ($5 thousand). Mr. Jones also received 500 thousand shares of registered common stock of the Company valued at $430 thousand. In his consulting relationship, Mr. Jones will be paid $460 thousand upon the consummation of a strategic transaction. The Company will provide up to $7.5 thousand for reasonable moving expenses of personal property from the New York office. In addition, the Company will pay up to an additional $30 thousand to Mr. Jones related to personal legal fees.

Compensation Agreement

On January 11, 2007, Dr. K.C. Park was appointed Interim Chief Executive Office, President, and a Director of the Company. On February 12, 2007, the Company entered into a Compensation Agreement (“the Agreement”) with Dr. Park. Under the Agreement, the Company has agreed to pay Dr. Park an annual base salary equal to $300 thousand plus a quarterly increase in his base salary in the amount of $12.5 thousand per fiscal quarter through December 31, 2007. The Company agreed to issue Dr. Park an aggregate of 250 thousand restricted shares of common stock within 10 business days of the completion of a change of control of the Company. In addition, if a change of control transaction is completed and Dr. Park is not offered a senior executive position in the new organization, the Company has agreed to pay Dr. Park three month’s salary.

Note 14: AMEX Delisting

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

On November 6, 2006, the Company submitted a plan advising the AMEX of actions that it would take, which may bring it into compliance with Sections 1003 (a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of 18 months of receipt of the notice letter. On January 5, 2007, the Company received notice from the staff of the AMEX indicating that it intended to strike the Company’s common stock from listing on AMEX by filing a delisting application with the Securities and Exchange Commission as it had determined that the Company has failed to comply with the continued listing standards. The Company requested a verbal hearing which was held on February 27, 2007.

On March 1, 2007, the Company received notice from the AMEX indicating that the AMEX would initiate the delisting process with respect to the Company’s common stock. On March 12, 2007, in accordance with Part 12 of the Company Guide, the Company was suspended from trading on the AMEX. The Company’s common stock is trading on the Over-the-Counter Bulletin Board under the symbol, EMAN.

The delisting from the AMEX triggered a compliance condition on the notes payable. As a result the Company is required to pay the noteholders monthly interest at 1% rather than .5% on the outstanding principal of the notes payable. The Company received a waiver from the noteholders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note.

Note 15: Subsequent Events

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of senior secured debentures (the “Note”) and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share. The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock and warrants exercisable at $0.48 per share into approximately 1.0 million shares of common stock expiring in 4.2 years. If the Notes are not converted, 50% of the principal amount will be due on July 21, 2007 and the remaining 50% will be due on January 21, 2008. 6% interest is payable in quarterly installments on outstanding notes with the first installment to be paid June 1, 2007. On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand which are amortized over the life of the Note.

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

Stock-based Compensation

We maintain several stock equity incentive plans. The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of March 31, 2007, the plan had not been implemented.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. The Company uses the straight-line method for recognizing compensation expense. An estimate for forfeitures is included in compensation expense for awards under SFAS 123R.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 were approximately $3.6 million as compared to approximately $1.6 million for the three months ended March 31, 2006, an increase of approximately 120%. Higher revenue for the three month period was primarily due to increased microdisplay demand and increased availability of finished displays due to manufacturing improvements.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three months ended March 31, 2007 was approximately $3.1 million as compared to approximately $3.0 million for the three months ended March 31, 2006, an increase of approximately $0.1 million.  The gross margin for the three months ended March 31, 2007 was approximately $0.5 million as compared to a gross loss of approximately ($1.4) million for the three months ended March 31, 2006. This translates to a gross margin of 14% for the three months ended March 31, 2007 as compared to a gross loss of (85%) for the three months ended March 31, 2006. The gross margin improvement was attributed to fuller utilization of our fixed production overhead due to higher unit volume. We expect that gross margins will improve in 2007 as a result of continued leverage of our production overhead if unit volume and revenue continue to increase.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three months ended March 31, 2007 were approximately $0.9 million as compared to $1.2 million for the three months ended March 31, 2006, a decrease of approximately $0.3 million.  The decrease was due to a reduction of research and development expenditures and personnel costs in the quarter as compared to the quarter ended March 31, 2006.

Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2007 were approximately $2.2 million as compared to approximately $2.6 million for the three months ended March 31, 2006.  The decrease of approximately $0.4 million for the quarter ended March 31, 2007 was primarily related to a reduction of marketing, tradeshow and personnel costs in the quarter as compared to the quarter ended March 31, 2006.

Other Income, net. Other income, net consists primarily of interest income earned on investments, interest expense related to the secured debentures, and gain from the change in the derivative liability. For the three months ended March 31, 2007, interest income was approximately $16 thousand compared to approximately $54 thousand for the three months ended March 31, 2006. The decrease in interest income was primarily a result of lower cash balances available for investment. For the three months ended March 31, 2007, interest expense was $840 thousand as compared to $0 for the three months ended March 31, 2006. The increase in the interest expense was a result of interest associated with our notes payable of $133 thousand, the amortization of the deferred costs associated with the notes payable of $133 thousand, and the amortization of the debt discount of $574 thousand. The gain from the change in the derivative liability was $460 thousand and $0, respectively, for the quarters ended March 31, 2007 and 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $0.4 million of cash and investments as compared to $1.6 million as of December 31, 2006. The decrease of approximately $1.2 million was due primarily to cash used for operating activities.

Cash flow used in operating activities during the three months of 2007 was approximately $1.2 million as compared to cash used of approximately $5.0 million during the three months of 2006. The decrease was attributable to a reduction in net losses of approximately $2.2 million, approximately $600,000 of stock rather than cash issued for services and an increase in accounts payable of approximately $500,000 rather than a reduction of $500,000 during the first quarter of 2006.

Cash used in investing activities during the three months ended March 31, 2007 was approximately $4 thousand as compared to approximately $56 thousand during the three months ended March 31, 2006. The reduction of cash used in investing activities was primarily due to lower purchases of equipment.

Cash used in financing activities during the three months ended March 31, 2007 was approximately $15 thousand as compared to approximately $9 thousand during the three months ended March 31, 2006. The funds were used to make payments on long-term debt and capital leases.

Our condensed consolidated financial statements as of March 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm had issued a report dated March 27, 2007 in connection with the audit of the financial statements for the year ended December 31, 2006, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As we have reported, our business experienced significant revenue growth during the period ended March 31, 2007. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels both of which require working capital. In addition, in July 2007 and January 2008, we are responsible for repaying $3.1 million to the noteholders. If the funds are not available, we will negotiate with the noteholders to defer the payment but no assurances can be made that they will agree. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.

To address these liquidity issues we have pursued asset based borrowing facilities and have received offers that would establish the $2.5 million revolving credit line allowed for in our notes payable agreement. We have not entered into a binding commitment for these funds and no assurance can be given that the final terms will be acceptable. We believe that these funds if available would be sufficient to fund our working capital requirements over the next 12 months, however they would not be sufficient to fund both working capital requirements and retirement of our notes payable. If we are unable to obtain sufficient funds we may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure..

(b) Changes in Internal Controls. During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

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

Our accumulated losses are approximately $184 million as of March 31, 2007. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We may not be able to execute our business plan and may not generate cash from operations.

As we have reported, our business is currently experiencing significant revenue growth during the quarter ended March 31, 2007. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. We do not currently have any financing commitments and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next twelve months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our condensed consolidated financial statements as of March 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm had issued a report dated March 27, 2007 in connection with the audit of the financial statements for the year ended December 31, 2006, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of April 30, 2007, we have outstanding (i) options to purchase 815,735 shares and (ii) warrants to purchase 4,548,174 shares of common stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities

On March 1, 2007, the Company received notice from the AMEX indicating that the AMEX would initiate the delisting process with respect to the Company’s common stock. On March 12, 2007, in accordance with Part 12 of the Company Guide, the Company was suspended from trading on the AMEX. The Company is currently trading the Company’s common stock on the Over-the-Counter Bulletin Board under the symbol, EMAN.

The delisting from the AMEX triggered a compliance condition on the notes payable. As a result the Company is required to pay the noteholders monthly interest at 1% rather than .5% on the outstanding principal of the notes payable. The Company received a waiver from the noteholders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note.

On May 10, 2007, the requirement to maintain cash and cash equivalents balances of $200 thousand was extended through July 21, 2007 and any previous claim that may have otherwise been made regarding the potential breach by the Company of the minimum cash balance requirement was waived. Subsequent to July 21, 2007, the Company must maintain $600 thousand in cash and cash equivalent balances.

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2007.

eMAGIN CORPORATION

By:	/s/ K.C. Park
K.C. Park
Interim Chief Executive Officer Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer Principal Accounting and Financial Officer