Form 10-Q
period 2007-06-30
EMAGIN CORP
filed 2007-08-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of common stock outstanding as of July 31, 2007 was 11,965,133.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2007

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2007 (unaudited)	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$690	$1,415
Investments – held to maturity	174	171
Accounts receivable, net	1,272	908
Inventory	1,810	2,485
Prepaid expenses and other current assets	681	656
Total current assets	4,627	5,635
Equipment, furniture and leasehold improvements, net	442	666
Intangible assets, net	53	55
Other assets	231	233
Deferred financing costs, net	191	416
Total assets	$5,544	$7,005

LIABILITIES AND SHAREHOLDERS’ CAPITAL DEFICIT

Current liabilities:
Accounts payable	$1,208	$1,192
Accrued compensation	1,394	959
Other accrued expenses	905	749
Advanced payments	160	444
Deferred revenue	81	126
Current portion of capitalized lease obligations	—	6
Current portion of debt	4,685	1,217
Derivative liability - warrants	1,157	1,195
Other current liabilities	45	52
Total current liabilities	9,635	5,940

Long-term debt	78	2,229
Total liabilities	9,713	8,169

Commitments and contingencies

Shareholders’ capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 11,264,657 shares as of June 30, 2007 and 10,341,029 shares as of December 31, 2006	11	10
Additional paid-in capital	181,310	179,651
Accumulated deficit	(185,490)	(180,825)
Total shareholders’ capital deficit	(4,169)	(1,164)
Total liabilities and shareholders’ capital deficit	$5,544	$7,005

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:

Product revenue	$4,144	$1,674	$7,667	$3,245
Contract revenue	88	—	174	70

Total revenue, net	4,232	1,674	7,841	3,315

Cost of goods sold	2,946	2,965	6,061	5,994

Gross profit (loss)	1,286	(1,291)	1,780	(2,679)

Operating expenses:

Research and development	887	1,304	1,740	2,542
Selling, general and administrative	1,543	2,248	3,764	4,836
Total operating expenses	2,430	3,552	5,504	7,378

Loss from operations	(1,144)	(4,843)	(3,724)	(10,057)

Other income (expense):

Interest expense	(1,333)	—	(2,174)	—
Gain on warrant derivative liability	182	—	643	—
Other income, net	567	5	590	59
Total other (expense) income	(584)	5	(941)	59

Net loss	$(1,728)	$(4,838)	$(4,665)	$(9,998)

Loss per share, basic and diluted	$(0.15)	$(0.48)	$(0.42)	$(1.00)

Weighted average number of shares outstanding:

Basic and diluted	11,175,888	10,011,351	10,983,981	10,007,595

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ CAPITAL DEFICIT
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	10,341	$10	$179,651	$(180,825)	$(1,164)
Stock-based compensation	—	—	899	—	899
Issuance of common stock for services	914	1	757	—	758
Exercise of common stock warrants	10	—	3	—	3
Net loss	—	—	—	(4,665)	(4,665)
Balance, June 30, 2007 (unaudited)	11,265	$11	$181,310	$(185,490)	$(4,169)

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,665)	$(9,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	513
Amortization of deferred financing fees	265	—
Reduction of provision for sales returns and doubtful accounts	(35)	(13)
Stock-based compensation	899	1,581
Issuance of common stock for services	677	192
Amortization of discount on notes payable	1,452	—
Gain on warrant derivative liability	(643)	—
Changes in operating assets and liabilities:
Accounts receivable	(329)	(180)
Inventory	675	226
Prepaid expenses and other current assets	55	213
Deferred revenue	(45)	2
Accounts payable, accrued compensation, other accrued expenses, and advanced payments	323	1,106
Other current liabilities	(7)	101
Net cash used in operating activities	(1,151)	(6,257)
Cash flows from investing activities:
Purchase of equipment	—	(194)
Purchase of investments – held to maturity	(4)	(4)
Purchase of intangibles and other assets	—	(2)
Net cash used in investing activities	(4)	(200)
Cash flows from financing activities:
Proceeds from exercise of warrants	3	—
Proceeds from long-term debt	500	—
Payments related to deferred financing costs	(40)	—
Payments of long-term debt and capital leases	(33)	(15)
Net cash provided by (used in) financing activities	430	(15)
Net decrease in cash and cash equivalents	(725)	(6,472)
Cash and cash equivalents beginning of period	1,415	6,727
Cash and cash equivalents end of period	$690	$255

Cash paid for interest	$180	$—
Cash paid for taxes	$46	$35

During the six months ended June 30, 2007, the Company:

•	entered into a Note Purchase Agreement with an investor and issued warrants that are exercisable at $0.48 per share into approximately 1.0 million shares of common stock valued at $605 thousand; and

•
entered into an intellectual property agreement with Kodak where Kodak was assigned the rights to a specific patent and as part of the consideration waived the royalty payments for the first six months of 2007. The $560 thousand was recorded as a gain from the licensing of intangible assets.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflects all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instruction, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

On November 3, 2006, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock.   All common and per share amounts in the accompanying financial statements have been adjusted to reflect the 1-for-10 reverse stock split.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s cash, cash equivalents, and investments at June 30, 2007.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects.  The Company has working capital and shareholders’ deficits at June 30, 2007. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern unless the Company obtains additional funding.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  On August 7, 2007, the Company entered into an asset based loan agreement establishing a $2.5 million revolving line of credit allowed for in our notes payable agreement. See Note 13:  Subsequent Events.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, derivative liability, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Revenue Recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.  The Company defers revenue recognition on products sold directly to the consumer with a fifteen day right of return.  Revenue is recognized upon the expiration of the right of return.

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

Receivables consisted of the following (in thousands):

	June 30, 2007 (unaudited)	December 31, 2006
Accounts receivable	$1,680	$1,351
Less allowance for doubtful accounts	(408)	(443)
Net receivables	$1,272	$908

Note 4:  Research and Development Costs

Research and development costs are expensed as incurred.

Note 5:  Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  As of June 30, 2007 and 2006, there were stock options and warrants outstanding to acquire 5,297,927 and 3,608,175 shares of our common stock, respectively.  These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 6:  Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	June 30, 2007 (unaudited)	December 31, 2006
Raw materials	$937	$1,146
Work in process	412	558
Finished goods	461	781
Total Inventory	$1,810	$2,485

Note 7:  Debt

Debt is as follows (in thousands):
	June 30,	December 31,
	2007	2006
Current portion of long-term debt:
Capitalized lease obligations	$—	$6
Other debt	54	58
6% Senior Secured Convertible Notes	6,270	2,880
Less: Unamortized discount on notes payable	(1,639)	(1,721)
Current portion of long-term debt, net	4,685	1,223
Long-term debt:
Other debt	78	104
6% Senior Secured Convertible Notes	—	2,890
Less: Unamortized discount on notes payable	—	(765)
Long-term debt, net	78	2,229
Total debt, net	$4,763	$3,452

The 6% Senior Secured Convertible Notes have 50% of the aggregate principal amount maturing on July 23, 2007 and the remaining 50% maturing on January 21, 2008, both have been deferred until December 21, 2008.  See Note 13:  Subsequent Events.  Interest of approximately $93 thousand was paid to investors on June 1, 2007.  For the six months ended June 30, 2007, the investors have been paid $180 thousand.   For the three and six months ended June 30, 2007, debt discount of approximately $878 thousand and $1.5 million was amortized to interest expense, respectively.

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of 6% senior secured convertible debentures (the “Note”) and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock and issued warrants exercisable at $0.48 per share for approximately 1.0 million shares of common stock expiring in July 2011.  If the Notes are not converted, 50% of the principal amount will be due on July 23, 2007 and the remaining 50% will be due on January 21, 2008.  6% interest is payable in quarterly installments on outstanding notes with the first installment paid June 1, 2007.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand, which are amortized over the life of the Note. On July 23, 2007, the investor converted $250,000 of the principal amount of the Note due on July 23, 2007 and $2,166.50 of accrued and unpaid interest totaling $252,166.50 and received 720,476 shares of Common Stock at the conversion price of $0.35.

The Company accounted for the net proceeds from the issuance of the Note as two separate components: a detachable warrant component and a debt component.  The Company determined the relative fair value of warrants to be approximately $605 thousand.  The Company recorded $105 thousand, representing the excess of the fair value of the warrants over the proceeds of the Note,  as interest expense during the quarter ended June 30, 2006. The following assumptions were used to determine the fair value of the warrants:

Dividend yield	0%
Risk free interest rates	4.67%
Expected volatility	124%
Expected term (in years)	4.28 years

The Company recorded a debt discount, a reduction of the carrying amount of the Note, of $500 thousand.  The debt discount is limited to the proceeds of the Note.  The discount is being amortized to interest expense using the straight-line method as it approximates the effective interest method over the term of the Notes.

The Notes have specific terms that the Company must adhere to, i.e. maintaining minimum cash and cash equivalent balances and trading its stock on specific Exchanges.   On May 10, 2007, the requirement to maintain cash and cash equivalents balances of $200 thousand was extended through July 21, 2007 and any previous claim that may have otherwise been made regarding the potential breach by the Company of the minimum cash balance requirement was waived.  The delisting from the AMEX on March 12, 2007 triggered a compliance condition on the notes payable and as a result, the Company is required to pay the note holders an additional 1% per month penalty interest in addition to the monthly .5% interest rate on the outstanding principal of the notes payable. The Company received a waiver from the note holders that allows the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note.

On July 23, 2007, the Company entered into Amendment Agreements (the “Agreements”) with the holders of the Notes and agreed to issue each Holder an amended and restated Note (the “Amended Notes”) equal to the principal amount outstanding as of July 23, 2007.  The due date for the outstanding Notes has been amended to December 21, 2008.  The minimum balance requirement was removed, the penalty interest of 1% per month was cancelled and the deferred interest forgiven.  See Note 13:  Subsequent Events for additional information.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$61	$123	$130	$258
Research and development	97	131	200	259
Selling, general and administrative	227	536	569	1,064
Total stock compensation expense	$385	$790	$899	$1,581

At June 30, 2007, total unrecognized non-cash compensation cost related to stock options was approximately $2.2 million, net of forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.7 years.

The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which requires using a fair value options pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest and services are rendered.

There were no stock options granted during the three and six month period ended June 30, 2007.  For the six month period ended June 30, 2006, the following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:
For the Six Months Ended June 30, 2006

Dividend yield	0%
Risk free interest rates	5.1%
Expected volatility	123%
Expected term (in years)	5

We have not declared or paid any dividends and do not currently expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Note 9:  Shareholders’ Equity

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of a $500 thousand Note and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock, and issued warrants exercisable at $0.48 per share for approximately 1.0 million shares of common stock expiring in July 2011.  If the Notes are not converted, 50% of the principal amount will be due on July 23, 2007 and the remaining 50% will be due on January 21, 2008.  6% interest is payable in quarterly installments on outstanding notes with the first installment to be paid June 1, 2007.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand which are amortized over the life of the Note.  On July 23, 2007, the investor converted $250,000 of the principal amount of the Note due on July 23, 2007 and $2,166.50 of accrued and unpaid interest totaling $252,166.50 and received 720,476 shares of Common Stock at the conversion price of $0.35.  See Note 13:  Subsequent Events for additional information.

The Company recorded a debt discount, a reduction of the carrying amount of the Note, of $500 thousand.  The debt discount is limited to the proceeds of the Note. The discount is being amortized to interest expense using the straight-line method as it approximates the effective interest method over the term of the Note.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the fair value of the warrants associated with the Note, $605 thousand, has been recorded as a liability since the warrant agreement requires a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective. The liability will be adjusted to fair value at each reporting period.  The change in the fair value of the warrants will be recorded in the Consolidated Statement of Operations as other income (expense).  For the three and six months ended June 30, 2007, the Company recorded approximately $182 thousand and $643 thousand of gain from the change in the fair value of the derivative liabilities.

As a result of the issuance of the Note, the outstanding 116,573 Series A Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated January 9, 2004, were re-priced from $2.60 to $0.35 and the outstanding 650,000 Series F Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $8.60 to $7.12.  The repricing of the warrants has no effect on the financial statements.

A registration rights agreement was entered into in connection with the Note which requires the Company to file a registration statement for the resale of the common stock underlying the Note and the warrants.  The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock underlying the Note and the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.  If the Company fails to have the registration statement declared effective within the grace period or fails to maintain the effectiveness as set forth in the preceding sentence, the Company is required to pay each investor cash payments equal to 1.0% of the aggregate purchase price monthly until the failure is cured.  If the Company fails to pay the liquidated damages, interest at 16.0% will accrue until the liquidated damages are paid in full.  The registration statement was filed with the Securities and Exchange Commission within the specified grace period.

In December 2006, EITF 00-19-2 was issued which specified that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies”, which states that a liability is recorded if the obligation is probable and can be reasonably estimated.  SFAS 133 was amended to exclude registration payment arrangements from its scope.  As of June 30, 2007, the Company has recorded no liability associated with the registration payment arrangements as the obligation was not considered probable.

For the three and six months ended June 30, 2007, there were no stock options exercised and the Company received approximately $3 thousand in proceeds for warrants exercised as compared to the three and six months ended June 30, 2006, where there were no stock options and warrants exercised.  For the three and six months ended June 30, 2007, the Company also issued approximately 206 thousand and 914 thousand shares of common stock, respectively, for the payment of approximately $138 thousand and $758 thousand, respectively, for services rendered and to be rendered in the future.  For the three and six months ended June 30, 2006, the Company issued approximately 373 thousand and 450 thousand shares of common stock, respectively, for the payment of approximately $142 thousand and $192 thousand, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006, respectively.

Note 10:  Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company continues to fully reserve its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.  As at January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax positions.

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

The Company is in the process of preparing its Section 382 study to determine the extent to which its utilization of its net operating loss carryovers may be limited by the change in ownership rules of the Internal Revenue Code, and has not determined the impact that such study will have on its NOL carryforward.

The implementation of FIN 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the six month period ended June 30, 2007.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak has waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $560 thousand for the three and six months ended June 30, 2007 as a gain on license of intangible assets.

Royalty expense was approximately $304 thousand and $560 thousand, respectively, for the three and six months ended June 30, 2007 and approximately $106 thousand and $191 thousand, respectively, for the three and six months ended June 30, 2006, respectively.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  Rent expense was approximately $332 thousand and $664 thousand for the three and six months ended June 30, 2007 and approximately $332 thousand and $679 thousand for the three and six months ended June 30, 2006, respectively.

Note 12:  Legal Proceedings

None.

Note 13:  Subsequent Events

On July 23, 2007, an investor elected to convert $252,166.50 of the Note representing $250,000 of the principal amount of the Note due on July 21, 2007 and $2,166.50 of accrued and unpaid interest. The investor received 720,476 shares of Common Stock at the conversion price of $0.35.

On July 23, 2007, the Company entered into Agreements with the note holders and agreed to issue each holder an Amended Note in the principal amount equal to the principal amount outstanding as of July 23, 2007 which was in total approximately $6.0 million. The major changes to the Amended Notes include the following:

•	The due dates have been changed from July 23, 2007 and January 21, 2008 to December 21, 2008;
•	The annual interest has been changed from 6% to 8%;
•
The Amended Notes are convertible into 8,407,612 shares of the Company’s common stock.  The conversion price for $5.8 million of principal is at a conversion price of $0.75.  The conversion price for $250,000 of principal remains the same at $0.35;

•
The Agreement adjusts the exercise price of the amended Warrants from $3.60 to $1.03 per share for 1,553,468 shares of common stock and requires the issuance of warrants for an additional 3,831,859 shares of common stock at $1.03 per share with an expiration date of July 21, 2011.   The warrants are subject to anti-dilution adjustment rights;

•
50% of the Amended Notes can be converted into the Company’s newly designated Series A Senior Secured Convertible Preferred Stock which is convertible into common stock at the same rate as the Amended Notes;

•	The liquidated damages of 1% per month will no longer accrue and the deferred balance is forgiven; and
•	There is no minimum cash or cash equivalents balance requirement.

The Company has designated but not issued 3,198 shares of the Company’s preferred stock as Series A Senior Secured Convertible Preferred Stock (the Preferred Stock) at a stated value of $1,000.  The Preferred Stock is entitled to cumulative dividends which accrue at a rate of 8% per annum, payable on December 21, 2008.  Each share of the Preferred Stock has voting rights equal to (1)  in any case in which the Preferred Stock votes together with the Company's Common Stock or any other class or series of stock of the Company, the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) and (2) in any case not covered by the immediately preceding clause one vote per share of Preferred Stock.  The Preferred Stock has a mandatory redemption at December 21, 2008.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company is permitted to borrow an amount not to exceed 90% of its eligible accounts receivable and 50% of its eligible inventory capped at $0.6 million.  As part of the transaction, the Company will issue 162,500 shares of unregistered common stock and paid a servicing fee of $82,500 to Moriah.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted to shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 however the Company has the option of extending it an additional year.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, derivative liability, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Stock-based Compensation

We maintain several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of June 30, 2007, the plan had not been implemented.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

Revenues

Revenues for the three and six months ended June 30, 2007 were approximately $4.2 million and $7.8 million, respectively, as compared to approximately $1.7 and $3.3 million for the three and six months ended June 30, 2006, an increase of approximately 153% and 137%, respectively.  Higher revenue for the three and six month periods was primarily due to increased microdisplay demand and increased availability of finished displays due to manufacturing improvements.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three months ended June 30, 2007 and 2006 was approximately $3.0 million for both quarters and for the six months ended June 30, 2007 and 2006 was approximately $6.1 million and $6.0 million, respectively, a slight increase of $0.1 million.  The gross margin for the three and six months ended June 30, 2007 was approximately $1.3 million and $1.8 million, respectively, as compared to a gross loss of approximately ($1.3) million and ($2.7) million, respectively, for the three and six months ended June 30, 2006. As a percentage of revenue this translates to a gross margin of 30% and 23% for the three and six months ended June 30, 2007 as compared to a gross loss of (77%) and  (81%) for the three and six months ended June 30, 2006.  The gross margin improvement was attributed to fuller utilization of our fixed production overhead due to higher unit volume.  We expect that gross margins will continue to improve in 2007 as a result of continued leverage of our production overhead if unit volume and revenue continue to increase.

Operating Expenses

Research and Development.  Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and six months ended June 30, 2007 were approximately $0.9 million and $1.7 million, respectively, as compared to $1.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2006, a decrease of approximately $0.5 million and $0.9 million, respectively.  The decrease was due to a reduction of research and development expenditures and personnel costs for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2007 were approximately $1.5 million and $3.8 million, respectively, as compared to approximately $2.2 million and $4.8 million, respectively, for the three and six months ended June 30, 2006.  The decrease of approximately $0.7 and $1.0 million, respectively, for the three and six months ended June 30, 2007 was primarily related to a reduction of marketing, tradeshow and personnel costs as compared to the three and six months ended June 30, 2006.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debentures, gain from the change in the derivative liability, and other income from the licensing of intangible assets.  For the three and six months ended June 30, 2007, interest income was approximately $8 and $23 thousand compared to approximately $5 and $59 thousand for the three and six months ended June 30, 2006.   The decrease in interest income was primarily a result of lower cash balances available for investment.  For the three and six months ended June 30, 2007, interest expense was approximately $1.3 million and $2.2 million, respectively, as compared to $0 for the three and six months ended June 30, 2006.   The increase in the interest expense for the three and six months periods was a result of interest associated with our notes payable of approximately $305 thousand and $457 thousand, respectively, the amortization of the deferred costs associated with the notes payable of approximately $133 thousand and $266 thousand, respectively, and the amortization of the debt discount of approximately $878 thousand and $1.5 million.  For the three and six months ended June 30, 2007, the change in the derivative liability was a gain of approximately $182 thousand and $642 thousand, respectively, as compared to $0 for the three and six months ended June 30, 2006.  Other income for the three and six months ended June 30, 2007 was approximately $568 thousand and $590 thousand, respectively, as compared to approximately $5 thousand and $59 thousand, respectively.  The increase in other income for the three and six month periods ended June 30, 2007 was a gain on the license of intangible assets.  See Note 11:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $0.9 million of cash and investments as compared to $1.6 million as of December 31, 2006.  The decrease of approximately $0.7 million was due primarily to cash used for operating activities.

Cash flow used in operating activities during the six months ended June 30, 2007 was approximately $1.2 million as compared to cash used of approximately $6.3 million during the six months ended June 30, 2006.  The decrease was attributable to a reduction in net losses.

Cash used in investing activities during the six months ended June 30, 2007 was approximately $4 thousand as compared to approximately $200 thousand during the six months ended June 30, 2006. The reduction of cash used in investing activities was primarily due to lower purchases of equipment.

Cash provided by financing activities during the six months ended June 30, 2007 was approximately $430 thousand and was comprised of approximately $3 thousand of proceeds from exercise of warrants, $460 thousand in net proceeds from debt issuance and offset by payments on debt of $33 thousand.  The cash used in financing activities during the six months ended June 30, 2006 was $15 thousand which were payments on long-term debt and capital leases.

Our condensed consolidated financial statements as of June 30, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm had issued a report dated March 27, 2007 in connection with the audit of the financial statements for the year ended December 31, 2006, that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As we have reported, our business experienced significant revenue growth during the first six months of 2007. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels both of which require additional working capital.   We anticipate that our cash requirements to fund operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.

To address these liquidity issues we have finalized an agreement with our note holders that defers the note re-payments until December 21, 2008.  See Note 13:  Subsequent Events for additional information.  We have entered into an intellectual property agreement with Kodak and assigned Kodak the rights, title and interest to a Company owned patent not being used by the Company and in consideration, Kodak has waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire year of 2008.   In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  We have entered into an asset based loan agreement establishing a $2.5 million revolving line of credit allowed for in our notes payable agreement.  However, we still may need to raise additional funds in the next twelve months.

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

ITEM 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

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

Our accumulated losses are approximately $185 million as of June 30, 2007.  We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We may not be able to execute our business plan and may not generate cash from operations.

As we have reported, our business is currently experiencing significant revenue growth during the first six months ended June 30, 2007. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months may be greater than our current cash on hand and borrowing availability under our revolving credit facility.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our condensed consolidated financial statements as of June 30, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm had issued a report dated March 27, 2007 in connection with the audit of the financial statements for the year ended December 31, 2006, that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2007, we have outstanding (i) options to purchase 789,277 shares, (ii) warrants to purchase 4,508,650 shares of common stock and (iii) notes to convert to 3,647,805 shares.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of senior secured debentures (the “Note”) and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock and issued warrants exercisable at $0.48 per share for approximately 1.0 million shares of common stock expiring in July 2011.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand which are amortized over the life of the Note. On July 23, 2007, the investor converted $250,000 of the principal amount of the Note due on July 23, 2007 and $2,166.50 of accrued and unpaid interest totaling $252,166.50 and received 720,476 shares of Common Stock at the conversion price of $0.35.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  As part of the transaction, the Company will issue 162,500 shares of common stock, par value of $.001 per share, with an aggregate market value of $195,000.

ITEM 3.  Defaults Upon Senior Securities

The delisting from the AMEX on March 12, 2007 triggered a compliance condition on the notes payable and as a result the Company was required to pay the note holders an additional 1% per month penalty interest in addition to the .5% monthly interest rate on the outstanding principal of the notes payable. The Company received a waiver from the note holders that allowed the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note.

On May 10, 2007, the requirement to maintain cash and cash equivalents balances of $200 thousand was extended through July 21, 2007 and any previous claim that may have otherwise been made regarding the potential breach by the Company of the minimum cash balance requirement was waived.

On July 23, 2007, the Company entered into Agreements with the holders of the Notes and agreed to issue each Holder an Amended Note equal to the principal amount outstanding as of July 23, 2007. As a result of the Agreement, the minimum balance requirement was removed and the penalty interest of 1% per month was cancelled and the deferred interest forgiven.  See Note 13:  Subsequent Events for additional information.

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
*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August 2007.

eMAGIN CORPORATION
By:	/s/ K.C. Park
K.C. Park
Interim Chief Executive Officer
Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer
Principal Accounting and Financial Officer