Form 10-Q
period 2007-09-30
EMAGIN CORP
filed 2007-11-19
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of common stock outstanding as of October 31, 2007 was 12,620,900.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2007

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2007 (unaudited)	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$792	$1,415
Investments – held to maturity	138	171
Accounts receivable, net	2,698	908
Inventory	1,951	2,485
Prepaid expenses and other current assets	801	656
Total current assets	6,380	5,635
Equipment, furniture and leasehold improvements, net	365	666
Intangible assets, net	52	55
Other assets	231	233
Deferred financing costs, net	40	416
Total assets	$7,068	$7,005

LIABILITIES AND SHAREHOLDERS’ CAPITAL DEFICIT

Current liabilities:
Accounts payable	$1,188	$1,192
Accrued compensation	1,349	959
Other accrued expenses	881	749
Advance payments	396	444
Deferred revenue	254	126
Current portion of capitalized lease obligations	—	6
Current portion of debt	657	1,217
Derivative liability - warrants	—	1,195
Other current liabilities	68	52
Total current liabilities	4,793	5,940

Long-term debt	5,931	2,229
Total liabilities	10,724	8,169

Commitments and contingencies

Shareholders’ capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Series A Senior Secured Convertible Preferred stock, stated value $1,000 per share, $.001 per value: 3,198 shares designated, and none issued.
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 12,224,556 shares as of September 30, 2007 and 10,341,029 shares as of December 31, 2006	12	10
Additional paid-in capital	194,473	179,651
Accumulated deficit	(198,141)	(180,825)
Total shareholders’ capital deficit	(3,656)	(1,164)
Total liabilities and shareholders’ capital deficit	$7,068	$7,005

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Revenue:

Product revenue	$4,318	$2,242	$11,985	$5,487
Contract revenue	753	50	927	120

Total revenue, net	5,071	2,292	12,912	5,607

Cost of goods sold	3,059	2,940	9,120	8,934

Gross profit (loss)	2,012	(648)	3,792	(3,327)

Operating expenses:

Research and development	564	965	2,304	3,507
Selling, general and administrative	1,434	1,838	5,198	6,674
Total operating expenses	1,998	2,803	7,502	10,181

Income (loss) from operations	14	(3,451)	(3,710)	(13,508)

Other income (expense):

Interest expense	(592)	(509)	(2,766)	(509)
Loss on extinguishment of debt	(10,749)	—	(10,749)	—
Gain (loss) on warrant derivative liability	(1,496)	177	(853)	177
Other income, net	172	14	762	73
Total other (expense) income	(12,665)	(318)	(13,606)	(259)

Net loss	$(12,651)	$(3,769)	$(17,316)	$(13,767)

Loss per share, basic and diluted	$(1.06)	$(0.37)	$(1.53)	$(1.37)

Weighted average number of shares outstanding:

Basic and diluted	11,934,705	10,077,260	11,300,757	10,030,988

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ CAPITAL DEFICIT
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	10,341	$10	$179,651	$(180,825)	$(1,164)
Stock-based compensation	—	—	1,172	—	1,172
Debt conversion to equity	797	1	309	—	310
Issuance of common stock for services	1,076	1	952	—	953
Exercise of common stock warrants	10	—	3	—	3
Expiration of derivative liability- warrants	—	—	2,653	—	2,653
Beneficial conversion premium	—	—	5,078	—	5,078
Fair value of warrants issued	—	—	4,655	—	4,655
Net loss	—	—	—	(17,316)	(17,316)
Balance, September 30, 2007 (unaudited)	12,224	$12	$194,473	$(198,141)	$(3,656)

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months Ended
	September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(17,316)	$(13,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	792
Amortization of deferred financing fees	266	—
Reduction of provision for sales returns and doubtful accounts	(35)	(18)
Stock-based compensation	1,172	2,270
Issuance of common stock for services	953	375
Amortization of discount on notes payable	1,848	382
Gain on warrant derivative liability	853	(177)
Loss on extinguishment of debt	10749	—
Changes in operating assets and liabilities:
Accounts receivable	(1,755)	(339)
Inventory	534	899
Prepaid expenses and other current assets	(145)	(8)
Deferred revenue	128	20
Accounts payable, accrued compensation, other accrued expenses, and advanced payments	750	(899)
Other current liabilities	15	101
Net cash used in operating activities	(1,670)	(10,369)
Cash flows from investing activities:
Purchase of equipment	(9)	(204)
Proceeds from or (purchase of) investments – held to maturity	33	(4)
Purchase of intangibles and other assets	—	(2)
Net cash provided by (used in) investing activities	24	(210)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3	10
Proceeds from long-term debt and line of credit	1,108	5,379
Payments related to deferred financing costs	(40)	—
Payments of long-term debt and capital leases	(48)	(130)
Net cash provided by financing activities	1,023	5,259
Net decrease in cash and cash equivalents	(623)	(5,320)
Cash and cash equivalents beginning of period	1,415	6,727
Cash and cash equivalents end of period	$792	$1,407

Cash paid for interest	$281	$127
Cash paid for taxes	$67	$35

During the nine months ended September 30, 2007, the Company:

●
Entered into an intellectual property agreement with Kodak where Kodak was assigned the rights to a specific patent and as part of the consideration waived the royalty payments for the first six months of 2007 and reduced the royalty payment to 50% for the third quarter. $723 thousand was recorded as income from the licensing of intangible assets;

●	Issued approximately 797 thousand shares for the conversion of Notes and interest totaling approximately $310 thousand; and
●	Entered into amended Note Purchase Agreement with investors and issued warrants that are exercisable at $1.03 per share into approximately 5.4 million shares of common stock.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflects all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instruction, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

On November 3, 2006, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock.   All common and per share amounts in the accompanying financial statements have been adjusted to reflect the 1-for-10 reverse stock split.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s cash, cash equivalents, and investments at September 30, 2007.  The Company has a shareholders’ deficit at September 30, 2007. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. To address the liquidity issue, the Company entered into an asset based loan agreement in August 2007 establishing a $2.5 million revolving line of credit.  See Note 7 for additional information.

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

Note 2:  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008.  The Company is evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and statement of financial condition.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities:  (“SFAS159”).  SFAS159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is currently evaluating the impact SFAS 159 will have on its consolidated results of operations and statement of financial condition.

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

Receivables consisted of the following (in thousands):

	September 30, 2007 (unaudited)	December 31, 2006
Accounts receivable	$3,106	$1,351
Less allowance for doubtful accounts	(408)	(443)
Net receivables	$2,698	$908

Note 4:  Research and Development Costs

Research and development costs are expensed as incurred.

Note 5:  Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  As of September 30, 2007 and 2006, there were stock options, warrants and convertible notes outstanding to acquire 17,440,096 and 7,197,471 shares of our common stock, respectively.  These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 6:  Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	September 30, 2007 (unaudited)	December 31, 2006
Raw materials	$1,119	$1,146
Work in process	357	558
Finished goods	475	781
Total inventory	$1,951	$2,485

Note 7:  Debt

Debt is as follows (in thousands):
	September 30,	December 31,
	2007	2006
Current portion of long-term debt:
Capitalized lease obligations	$—	$6
Other debt	49	58
Line of credit	608
6% Senior Secured Convertible Notes	—	2,880
Less: Unamortized discount on notes payable	—	(1,721)
Current portion of long-term debt, net	657	1,223
Long-term debt:
Other debt	69	104
6% Senior Secured Convertible Notes	—	2,890
Less: Unamortized discount on notes payable	—	(765)
8% Amended Senior Secured Convertible Notes	5,962	—
Less: Unamortized discount on notes payable	(100)	—
Long-term debt, net	5,931	2,229
Total debt, net	$6,588	$3,452

On July 23, 2007, an investor elected to convert approximately $252 thousand of the 6% Senior Secured Convertible Note (“Original Note”) representing $250 thousand of the principal amount of the Note due on July 23, 2007 and approximately $2 thousand of accrued and unpaid interest. The investor received 720,476 shares of Common Stock at the conversion price of $0.35.  The Company recognized $250 thousand of interest expense for the three months ended September 30, 2007 of which $229 thousand was related to the acceleration of the unamortized discount associated with the converted note.  The remaining unamortized discount is being amortized to interest expense using the straight-line method as it approximates the effective interest method over the term of the Notes.

On July 23, 2007, the Company entered into Amended Agreements with the note holders of the Original Notes issued July 21, 2006 and March 28, 2007 and agreed to issue each holder an 8% Amended Senior Secured Convertible Note (“Amended Note”) in the principal amount equal to the principal amount outstanding as of July 23, 2007 which was in total approximately $6.0 million. The significant changes to the Amended Notes include the following:

•	The due dates have been changed from July 23, 2007 and January 21, 2008 to December 21, 2008;
•	The annual interest has been changed from 6% to 8%;
•
The Amended Notes are convertible into 8,407,612 shares of the Company’s common stock.  The conversion price for $5.8 million of principal is at a conversion price of $0.75, originally $2.60 and the conversion price for $250,000 of principal remains the same at $0.35;

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

•	The liquidated damages of 1% per month will no longer accrue and the deferred balance at July 23, 2007 is forgiven; and
•	There is no minimum cash or cash equivalents balance requirement.

Under the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company determined the change in the present value of the expected cash flows between the Amended Notes and the Original Notes issued July 21, 2006 was greater than 10%; therefore (a) for financial reporting purposes, the modifications to the Original Notes issued July 21, 2006 were treated as an extinguishment of debt and (b) on July 23, 2007, the Company recorded a loss on extinguishment of debt of approximately $10.7 million reflecting the difference between (i) the recorded amount of debt, net of related discounts, of approximately $4.8 million and (ii) the fair value of the new debt instrument of approximately $10.7 plus the change in the fair value of the warrants  on July 23, 2007, the date of the modification, of approximately $4.7 million.  The Company has also recorded a beneficial conversion of approximately $5.1 million on the Amended Notes adjusting the Amended Notes to their face value of approximately $5.8 million.  The Original Note issued on March 28, 2007 and amended on July 23, 2007 was not treated as an extinguishment but a modification.

On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company is permitted to borrow an amount not to exceed 90% of its eligible accounts receivable and 50% of its eligible inventory capped at $600 thousand.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82,500 to Moriah which will be amortized to interest expense over the life of the agreement.  In the three and nine months ended September 30, 2007, approximately $46 thousand was amortized to interest expense.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted to shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 however the Company has the option of extending it an additional year.

For the three and nine months ended September 30, 2007, interest expense consisted of interest paid or accrued on outstanding debt of $195 thousand and $651 thousand, respectively.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$43	$112	$173	$370
Research and development	82	119	282	378
Selling, general and administrative	148	459	717	1,522
Total stock compensation expense	$273	$690	$1,172	$2,270

At September 30, 2007, total unrecognized non-cash compensation cost related to stock options was approximately $2.0 million, net of forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.9 years.

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

For the nine month period ended September 30, 2007 and 2006, the following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:
	For the Nine months Ended September 30,
	2007	2006
Dividend yield	0%	0%
Risk free interest rates	4.23%	4.59%
Expected volatility	106%	126%
Expected term (in years)	5	5

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

Note 9:  Shareholders’ Equity

The Company has designated but not issued 3,198 shares of the Company’s preferred stock as Series A Senior Secured Convertible Preferred Stock (“the Preferred Stock”) at a stated value of $1,000 per share.  The Preferred Stock is entitled to cumulative dividends which accrue at a rate of 8% per annum, payable on December 21, 2008.  Each share of the Preferred Stock has voting rights equal to (1)  in any case in which the Preferred Stock votes together with the Company's Common Stock or any other class or series of stock of the Company, the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) and (2) in any case not covered by the immediately preceding clause one vote per share of Preferred Stock.  The Preferred Stock has a mandatory redemption at December 21, 2008.

On July 23, 2007, the Company entered into Agreements with the note holders and agreed to issue each holder an Amended Note in the principal amount equal to the principal amount outstanding as of July 23, 2007 which was in total approximately $6.0 million. The Amended Notes are convertible into 8,407,612 shares of the Company’s common stock.  The conversion price for $5.8 million of principal is at a conversion price of $0.75 and the conversion price for $250 thousand of principal remains the same at $0.35.   The Agreement adjusts the exercise price of the amended Warrants from $3.60 to $1.03 per share for 1,553,468 shares of common stock and requires the issuance of warrants for an additional 3,831,859 shares of common stock at $1.03 per share with an expiration date of July 21, 2011.   The warrants are subject to anti-dilution adjustment rights.  50% of the Amended Notes can be converted into the Company’s newly designated Series A Senior Secured Convertible Preferred Stock which is convertible into common stock at the same rate as the Amended Notes.

As a result of the issuance of the Amended Notes the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $7.12 to $4.39  in accordance  with the anti-dilution provisions of the original agreement.  The repricing of the warrants has no effect on the financial statements.

The Company had recorded the fair value of the warrants associated with the Note as a liability as the warrant agreement required a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective as required by EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  The liability was adjusted to fair value at each reporting period.  As of July 23, 2007, the potential net-cash settlement had expired.  As a result, the fair value of the warrant liability on July 23, 2007, approximately $2.7 million, was reversed.  For the three and nine months ended September 30, 2007, the Company recorded losses of approximately $1.5 million and approximately $0.8 million from the change in the fair value of the warrant derivative liability. The change in the fair value of the warrant liability was recorded in the Consolidated Statement of Operations as other income (expense).

On July 23, 2007, an investor converted $250 thousand of the principal amount of the Original Note due on July 23, 2007 and approximately $2 thousand of accrued and unpaid interest totaling $252 thousand and received 720,476 shares of Common Stock at the conversion price of $0.35.  On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82,500 to Moriah which will be amortized to interest expense over the life of the agreement.  For the three and nine months ended September 30, 2007 approximately $46 thousand was amortized to interest expense.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted to shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 however the Company has the option of extending it an additional year.

A registration rights agreement was entered into in connection with the Loan which requires the Company to file a registration statement for the resale of the common stock issued.  The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.  The registration statement has been filed with the Securities and Exchange Commission.

As a result of the issuance of the Loan, the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $4.39 to $4.09 in accordance with the anti-dilution provision of the original agreement.  The repricing of the warrants has no effect on the financial statements.

For the three and nine months ended September 30, 2007, there were no stock options exercised and the Company received approximately $3 thousand in proceeds for warrants exercised as compared to the three and nine months ended September 30, 2006 where the Company received approximately $10 thousand for the exercise of 5 thousand options and no warrants were exercised.  For the three and nine months ended September 30, 2007, the Company also issued approximately 163 thousand and 1.1 million shares of common stock, respectively, for payment of approximately $195 thousand and $953 thousand, respectively, for services rendered and to be rendered in the future.  For the three and nine months ended September 30, 2006, the Company issued approximately 63 thousand and 108 thousand shares of common stock, respectively, for payment of approximately $209 thousand and $401 thousand, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006, respectively.

Note 10:  Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company continues to fully reserve its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.  As at January 1, 2007 and September 30, 2007, the Company did not have any unrecognized tax positions.

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

The Company is in the process of preparing its Section 382 study to determine the extent to which its utilization of its net operating loss (NOL) carryovers may be limited by the change in ownership rules of the Internal Revenue Code, and has not determined the impact that such study will have on its NOL carryforward.

The implementation of FIN 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the nine month period ended September 30, 2007.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak has waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $163 thousand and $723 thousand for the three and nine months ended September 30, 2007, respectively, as income from the license of intangible assets.

Royalty expense was approximately $327 thousand and $887 thousand, respectively, for the three and nine months ended September 30, 2007 and approximately $149 thousand and $340 thousand, respectively, for the three and nine months ended September 30, 2006, respectively.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  Rent expense was approximately $332 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2007 and 2006.

Note 12:  Legal Proceedings

In June, 2007, a former employee filed a Charge of Discrimination with the EEOC, alleging that the former employee was subjected to gender discrimination and retaliation in response to her complaint. eMagin filed a position statement with the EEOC on June 11, 2007 denying the allegations and requesting that the EEOC issue a lack of probable cause finding and dismiss the charge. On July 24, 2007 the EEOC reviewed the matter and dismissed the charges.  On October 12, 2007 the former employee filed a civil action in the Southern District of New York Court raising allegations identical to those in the EEOC claim. The complaint seeks damages for lost wages, emotional distress and punitive damages and attorneys' fees in unspecified amounts. eMagin will file its response by November 26, 2007. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material.

Note 13:  Subsequent Events  (Board approved – need final dates/prices)

On November  9, 2007, the Board of Directors approved a new plan for compensation of the non-Executive Board of Directors which is effective December 1, 2007.  All non-Executive Directors will receive an annual cash retainer of $10 thousand.  The first payment will be December 1, 2007. All subsequent years, 25% of the annual amount will be paid 15 days before the completion of each quarter.  The non-Executive Chairman will receive an annual cash retainer of $60 thousand payable over twelve months commencing January 1, 2008.  In addition, each Director will receive a fee for each meeting attended as follows:  $1 thousand for each in-person Board meeting and $0.5 thousand for each teleconference Board meeting and each Committee meeting, in-person (provided it is held on a separate day from a scheduled in-person Board meeting) and teleconference. Meeting fees will be paid 15 days before the completion of each quarter.

The Non-Executive Directors will receive an annual 25,000 fully vested non-ISO stock options issued at the market price on the date of issuance.  The first issuance will be December 1 and all subsequent years, January 1. New Board members will receive 15 thousand non-ISO stock options upon joining.  In addition, the non-executive Directors have been granted fully vested stock options equivalent to the number of stock options presently held by each non-Executive Director at a date to be determined.  The stock options will be  priced at the closing market price on the date granted.  The existing stock options will remain at the stated strike price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties.  These statements are found in the sections entitled "Management's Discussion and Analysis or Plan of Operations" and "Risk Factors."  They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally.  In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Stock-based Compensation

We maintain several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of September 30, 2007, the plan had not been implemented.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Revenues for the three and nine months ended September 30, 2007 were approximately $5.1 million and $12.9 million, respectively, as compared to approximately $2.3 million and $5.6 million for the three and nine months ended September 30, 2006, an increase of approximately 121% and 130%, respectively.  Higher revenue for the three and nine month periods was primarily due to increased microdisplay demand and increased availability of finished displays due to manufacturing improvements.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and nine months ended September 30, 2007 was approximately $3.1 million and $9.1 million, respectively, as compared to $2.9 million and $8.9 million, respectively, for the three and nine months ended September 30, 2006, a slight increase of $0.2 million.

The gross margin for the three and nine months ended September 30, 2007 was approximately $2.0 million and $3.8 million, respectively, as compared to a gross loss of approximately ($0.6) million and ($3.3) million, respectively, for the three and nine months ended September 30, 2006. As a percentage of revenue this translates to a gross margin of 40% and 29% for the three and nine months ended September 30, 2007 as compared to a gross loss of (28%) and (59%)for the three and nine months ended September 30, 2006.  The gross margin improvement was attributed to fuller utilization of our fixed production overhead due to higher unit volume.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and nine months ended September 30, 2007 were approximately $0.6 million and $2.3 million, respectively, as compared to $1.0 million and $3.5 million, respectively, for the three and nine months ended September 30, 2006, a decrease of approximately $0.4 million and $1.2 million, respectively.  The decrease was due to the re-deployment of research and development personnel to production contract services which are included in cost of goods sold.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2007 were approximately $1.4 million and $5.2 million, respectively, as compared to approximately $1.8 million and $6.7 million, respectively, for the three and nine months ended September 30, 2006.  The decrease of approximately $0.4 and $1.5 million, respectively, for the three and nine months ended September 30, 2007 was primarily related to a reduction of marketing, tradeshow and personnel costs as compared to the three and nine months ended September 30, 2006.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, loss from the change in the derivative liability, loss on the extinguishment of debt and other income from the licensing of intangible assets.  For the three and nine months ended September 30, 2007, interest income was approximately $9 and $32 thousand compared to approximately $14 and $74 thousand for the three and nine months ended September 30, 2006.   The decrease in interest income was primarily a result of lower cash balances available for investment.

For the three and nine months ended September 30, 2007, interest expense was approximately $592 thousand and $2.8 million, respectively, as compared to $509 thousand for the three and nine months ended September 30, 2006.   The breakdown of the interest expense for the three and nine month periods in 2007 is as follows:  interest expense associated with debt of approximately $195 thousand and $652 thousand, respectively; the amortization of the deferred costs associated with the notes payable of approximately $0 and $265 thousand, respectively; and the amortization of the debt discount associated with the debt of approximately $397 thousand and $1.96 million, respectively.

For the three and nine months ended September 30, 2007, the change in the derivative liability was a loss of approximately $1.5 million and $0.9 million, respectively, as compared to $177 thousand for the three and nine months ended September 30, 2006.

The loss on extinguishment of debt was $10.7 million for the three and nine months ended September 30, 2007 as compared to $0 for the three and nine months ended September 30, 2006.  See Note 7:  Debt for additional information.

Other income for the three and nine months ended September 30, 2007 was approximately $172 thousand and $762 thousand, respectively, as compared to approximately $5 thousand and $59 thousand, respectively.  The increase in other income for the three and six month periods ended September 30, 2007 was income from a gain on the license of intangible assets.  See Note 11:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $0.9 million of cash and investments as compared to $1.6 million as of December 31, 2006.  The decrease of approximately $0.7 million was due primarily to cash used for operating activities.

Cash flow used in operating activities during the nine months ended September 30, 2007 was approximately $1.7 million as compared to cash used of approximately $10.4 million during the nine months ended September 30, 2006.  The decrease was mainly attributable to a reduction in net losses.

Cash provided by investing activities during the nine months ended September 30, 2007 was approximately $24 thousand as compared to approximately $210 thousand used in investing activities during the nine months ended September 30, 2006. The decrease in the cash used in investing activities was attributable to lower equipment purchases.

Cash provided by financing activities during the nine months ended September 30, 2007 was approximately $1.0 million and was comprised of approximately $3 thousand of proceeds from exercise of warrants, approximately $460 thousand in net proceeds from debt issuance, and approximately $608 from the line of credit  and offset by payments on debt of $88 thousand.  The cash provided by financing activities during the nine months ended September 30, 2006 primarily consisted of $5.3 million, net, from the sale of senior secured debentures.

Our condensed consolidated financial statements as of September 30, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm had issued a report dated March 27, 2007 in connection with the audit of the financial statements for the year ended December 31, 2006, that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As we have reported, our business experienced significant revenue growth during the first nine months of 2007. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels both of which require additional working capital.   We anticipate that our cash requirements to fund operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.

To address these liquidity issues we have finalized an agreement with our note holders that defers the note re-payments until December 21, 2008.  See Note 7:  Debt for additional information.  We have entered into an intellectual property agreement with Kodak and assigned Kodak the rights, title and interest to a Company owned patent not being used by the Company and in consideration, Kodak has waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire year of 2008.   In addition, the minimum royalty payment is deferred until December 1st for the years 2007 and 2008.  We have entered into an asset based loan agreement establishing a $2.5 million revolving line of credit.  However to fund operating or investing cash requirements, we still may need to raise additional funds in the next twelve months.

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

ITEM 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

In June, 2007, a former employee filed a Charge of Discrimination with the EEOC, alleging that the former employee was subjected to gender discrimination and retaliation in response to her complaint. eMagin filed a position statement with the EEOC on June 11, 2007 denying the allegations and requesting that the EEOC issue a lack of probable cause finding and dismiss the charge. On July 24, 2007 the EEOC reviewed the matter and dismissed the charges.  On October 12, 2007, the former employee filed a civil action in the Southern District of New York Court raising allegations identical to those in the EEOC claim. The complaint seeks damages for lost wages, emotional distress and punitive damages and attorneys' fees in unspecified amounts. eMagin will file its response by November 26, 2007. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material.

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

Our accumulated losses are approximately $198 million as of September 30, 2007.  We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We may not be able to execute our business plan and may not generate cash from operations.

As we have reported, our business is currently experiencing significant revenue growth during the nine months ended September 30, 2007. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months may be greater than our current cash on hand and borrowing availability under our revolving credit facility.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our condensed consolidated financial statements as of September 30, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm had issued a report dated March 27, 2007 in connection with the audit of the financial statements for the year ended December 31, 2006, that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our business has primarily operated on the basis of short-term purchase orders.  We are now receiving longer term purchase agreements, such as those which comprise our approximately $7.4 million backlog, and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in eMagin may decline.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2007, we have outstanding (i) options to purchase 768,898 shares, (ii) warrants to purchase 8,340,509 shares of common stock and (iii) notes to convert to 8,330,689 shares.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of senior secured debentures (the “Note”) and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock and issued warrants exercisable at $0.48 per share for approximately 1.0 million shares of common stock expiring in July 2011.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand which are being amortized over the life of the Note. On July 23, 2007, the investor converted $250,000 of the principal amount of the Note which was due on July 23, 2007 and $2,166.50 of accrued and unpaid interest totaling $252,166.50 and received 720,476 shares of Common Stock at the conversion price of $0.35.

On July 23, 2007, we entered into Amendment Agreements (the “Agreements”) with the holders of the Notes issued July 21, 2006 and March 28, 2007 (each a “Holder” and collectively, the “Holders”) and agreed to issue each Holder an amended and restated Note (the “Amended Notes”) in the principal amount equal to the principal amount outstanding as of July 23, 2007.

The changes to the Amended Notes include the following:

•	The due date for the outstanding Notes (totaling after conversions an aggregate of $6,020,000) has been extended to December 21, 2008;

•
The Amended Notes are convertible into (i) 8,407,612 shares of the Company’s common stock. The conversion price for $5,770,000 of principal was revised from $2.60 to $0.75 per share. The conversion price of $0.35 per share for $250,000 of principal was unchanged;

•
$3,010,000 of the Notes can convert into (ii) 3,010 shares of the Company’s newly formed Series A Convertible Preferred Stock (the “Preferred”) at a conversion price of $1,000 per share. The Preferred is convertible into common stock at the same price allowable by the Amended Notes, subject to adjustment as provided for in the Certificate of Designations;

•
The Amended Notes adjust the exercise price from $3.60 to $1.03 per share for 1,553,468 Warrants and require the issuance of 3,831,859 Warrants exercisable at $1.03 per share pursuant to which the holders may acquire common stock, until July 21, 2011; and

•	As of July 23, 2007 the interest rate was raised from 6% to 8%.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  As part of the transaction, the Company issued 162,500 shares of common stock, par value of $.001 per share, with an aggregate market value of $195,000.

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November 2007.
eMAGIN CORPORATION

By:	/s/ K.C. Park
K.C. Park
Interim Chief Executive Officer
Principal Executive Officer

By:	/s/ John Atherly
John Atherly
Chief Financial Officer
Principal Accounting and Financial Officer