Form 10-K
period 2007-12-31
EMAGIN CORP
filed 2008-04-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of June 30, 2007, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.66 was approximately $5.1 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 14, 2008 was 12,620,900.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Our first commercial product, the SVGA+ (Super Video Graphics Array of 800x600 picture elements plus 52 added columns of data) OLED microdisplay was initially offered for sampling in 2001, and our first SVGA-3D (Super Video Graphics Array plus built-in stereovision capability) OLED microdisplay was shipped in early 2002. These products have received award recognition including: SID Display of the Year and Electronic Products Magazine Product of the Year. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by OEM customers for military, medical, industrial, and consumer applications. We market our products globally.

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

eMagin Corporation was created through the merger of Fashion Dynamics Corporation ("FDC"), which was organized on January 23, 1996 under the laws of the State of Nevada and FED Corporation ("FED"), a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. FDC had no active business operations other than to acquire an interest in a business. On March 16, 2000, FDC acquired FED. Simultaneous with this merger, we changed our name to eMagin Corporation. Following the merger, the business conducted by eMagin is the business conducted by FED prior to the merger.

Our website is located at www.emagin.com and our e-commerce site is www.3dvisor.com. We make available on our website, free of charge, our annual report on Forms 10K, our proxy statement, our quarterly reports on Forms 10Q, our current reports on Form 8K, and all amendments to such reports filed under the Securities and Exchange Act, earnings press releases, and other business-related press releases. We also post on our website the charters of our Audit, Compensation, Governance and Nominating committees, our Codes of Ethics and any amendments of or waiver to those codes of ethics, and other corporate governance materials recommended by the Securities and Exchange Commission as they occur.

Industry Overview

A study by NanoMarkets (February 2007) predicts the overall OLED market will approach $10.9 billion in 2010 and grow to $15.5 billion by 2014. These markets include various sizes devices for a range of applications from cell phone size to viewfinder displays to televisions to lighting. Displays in general are sold as independent products (such as TV monitors) or as components of other systems (such as laptop computers). Our products target one segment of the display industry, the near-eye, personal display, which is viewed through a lens rather than directly, in comparison to desktop computer screens which are known as direct view displays. As an off-shoot of our work in microdisplays, we are also participating in government-funded development studies for OLED-based lighting.

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

Microdisplays Under Development.  We are developing two additional display products, a smaller format (SVGA-3DS) version of our SVGA display, which will have 800 x 600 triad pixels and be 0.44 inch diagonal and an 0.77 inch SXGA OLED microdisplay with resolution of 1280x 1024 triad pixels. These new products offer both analog and digital signal inputs in a compact display with greater power efficiency. With the world’s finest pitch (11.1 microns) and a high level of integrated functionality, the SVGA-3DS provides a simple path to system integration in a small format. The SXGA split chip architecture offers unprecedented power consumption savings for this display format in addition to a highly flexible system interface configuration.

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

Our Market Opportunity - Personal Display Systems Platforms, including Head-wearable Displays

The growth potential of our selected target market segments have been investigated using information gathered from key industry market research firms, including DisplaySearch, Frost and Sullivan, Fuji-Chimera, International Data Corporation, Nikkei, SEMI, Stanford Resources-iSuppli and others. Such data was obtained using published reports and data obtained at industry symposia. We have also relied substantially on market projections obtained privately from industry leaders, industry analysts, and current and potential customers.

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

Military

Military demand for head-wearable displays is currently being met with microdisplay technologies that we believe to be inferior to our OLED-on-silicon products. The new generation of soldiers will be highly mobile, and will often need to carry highly computerized communications and surveillance equipment. To enable interaction with the digital battlespace, rugged, yet lightweight and energy efficient technology is required. Currently available microdisplay technologies do not meet the requirements for low power, hands-free, day and night-viewable displays. As a COTS (commercial off the shelf) component, OLED microdisplays demonstrate performance characteristics important to military and other demanding commercial and industrial applications including high brightness and resolution, wide dimming range, wider temperature operating ranges, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments, and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. The OLED's very low power consumption reduces battery weight and increases allowed mission length. Properly implemented, we believe that head-mounted systems incorporating our microdisplays will increase effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness to be used in daylight, yet controllable for nighttime light security. The OLED's inherent wide temperature range is especially of interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions.

Our OLED microdisplays have been selected for a range of defense-security applications, including a situational awareness HMD for the US Army Land Warrior programs, a handheld thermal imager for border patrol and training, and simulation virtual monitors for Quantum 3D. The Land Warrior, a baseline program in the Army's drive to digitize the battlefield, is an integrated digital system that incorporates computerized communication, navigation, targeting and protection systems for use by the twenty-first century infantry soldier. Rockwell Collins, the principal contractor for the US Army's Land Warrior HMD system, and eMagin applied their respective expertise in HMD and imaging technology to develop rugged, yet lightweight and energy efficient products meeting the requirements of tomorrow's soldier. Our display is also used in Rockwell Collins’ commercially available ProView S035 Monocular HMD. Night Vision Equipment Corporation's HelmetIR-50(TM), a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Virtually Better Inc. has incorporated our Z800 3DVisor into its “Virtual Iraq” treatment for post-traumatic stress disorders.  In addition, our displays have been commercialized, or planned to be commercialized, by military systems integrators including DRS, Elbit, Insight Technologies, Nivisys, Qioptiq, Saab, Sagem, and Thales, , among others. We cannot assure that Government projects will remain on schedule, or that they will be fully implemented. Similar systems are of interest for other military applications as well as for related operations such as urban security, fire and rescue.

Commercial, Industrial, and Medical

We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of microdisplay applications include: immediate access to inventory such as parts, tools and equipment availability; instant accessibility to maintenance or construction manuals; routine quality assurance inspection; endoscopic surgery; and real-time viewing of images and data for a variety of applications. As one potential example, a user wearing a HMD while using test equipment, such as oscilloscopes, can view technical data while simultaneously probing printed circuit boards. Commercial products in these sectors include Sage Technologies, Ltd.'s Helmet Vue (TM) Thermal Imaging System and Liteye's 500. VRmagic GmbH, a leading developer of virtual reality simulators, is using our OLED microdisplays in their EYESI(TM) Virtual Reality Surgical Simulator, which provides real-time simulation of ophthalmic surgery, high performance biomechanical tissue simulation, precision tracking, and realistic stereo imaging. Sensics has incorporated our OLED displays in their immersive SkyVizor (TM) virtual reality headset to serve as the "eyes" of the Robonaut, a humanoid robot being developed by NASA and Department of Defense agencies. The Robonaut system can work side by side with humans, or alone in high-risk situations. Telepresence uses virtual reality display technology to visually immerse the operator into the robot's workspace, facilitating operation and interaction with the Robonaut, and potentially reducing the number of dangerous space walks required of real astronauts.  Another recent example is Saab Avitronics, which has chosen eMagin microdisplays for its news Multi-Purpose Virtual Image Display (VID) which comprises high-performance magnifying optics and the OLED, sealed in an aluminum casing.

Consumer

Once our displays are manufactured in high volumes at reduced costs, we believe that our head-wearable display products may enhance the following consumer products:

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

The combination of power efficiency, high resolution, low systems cost, brightness and compact size offered by our OLED-on-silicon microdisplays has not been made available to makers and integrators of existing entertainment and gaming video headset systems, notebook computers and handheld computers. We believe that our microdisplays have the potential to propel the growth of new products and applications such as lightweight wearable computer systems.

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

We are working cooperatively with the US Army, US Navy, and with several military system integrators to further characterize operation of our displays in rugged military environments. We have a Cooperative Research and Development Agreement (CRADA) with the US Army Night Vision Electronic Sensors Directorate (NVESD) to characterize performance of our displays. We are currently partnering with the University of Michigan to develop advanced display process via a government-sponsored research program. We intend to continue to establish additional strategic relationships in the future.

We are a member of the United States Display Consortium (USDC), a cooperative effort between industry and government whose charter is to develop an infrastructure to support North American flat panel display manufacturing. It has more than 100 members, as well as support from the Department of Defense. The USDC’s role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base.

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

We market our services in North America, Asia, and Europe primarily through direct technical sales from our headquarters. Regular purchase orders are processed by our customer service coordinators and technical questions related to product purchases or product applications are processed by our technical support team. As a market-driven company, we assess customer needs both quantitatively and qualitatively, through market research and direct communications. Because our microdisplays are the main functional component that defines many of our customers' end products, we work closely with potential customers to define our products to optimize the final design, typically on a senior engineer-to-engineer basis. Our personal display systems are sold through select value-added resellers and on-line through PC Mall, Google Checkout, and our e-commerce site, www.3dvisor.com.

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

Near term sales efforts for OLED microdisplays have been focused on our military, industrial, and medical customers. We have received production orders and design wins for both the SVGA+ and SVGA 3D displays. To date, we have shipped products and evaluation kits to more than 200 OEM customers. An OEM design cycle typically requires between 6 and 36 months, depending on the uniqueness of the market and the complexity of the end product. New product development may require several design iterations prior to commercialization. Some of our initial customers have completed their initial evaluation cycle and we continue to receive follow-on orders and notification of product purchase decisions. (See "Our Market Opportunity: Military; Commercial, Industrial, and Medical; and Consumer")

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2007, 51% of our net revenue was to firms based in the United States and 49% was to international firms as compared to 59% domestic revenue and 41% international revenue during 2006.  In 2007, we had 10 customers that accounted for more than 54% of our total revenue as compared to 5 customers that accounted for more than 68% of our total revenue in 2006. In 2007, we did not have any customers that accounted for more than 10% of our total revenue as compared to 2006, when we had one customer that accounted for 13% of our total revenues.

Backlog

As of March 14, 2008, we had a backlog of approximately $7.3 million for purchases through December 31, 2008. This backlog consists of purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development.

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

Research and Development

Near-to-the-eye virtual imaging and OLED technology are relatively new technologies that have considerable room for substantial improvements in luminance, life, power efficiency, voltage swing, design compactness, field of view, optical range of visibility, headtracking options, wireless control and many other parameters. We anticipate that achieving reductions in manufacturing costs will require new technology developments. We also anticipate that improving the performance, capability and cost of our products will provide an important competitive advantage in our fast moving, high technology marketplace. Past and current research activities include development of improved OLED and display device structures, developing and/or evaluating new materials (including the synthesis of new organic molecules), manufacturing equipment and process development, electronics design methodologies and new circuits and the development of new lenses and related systems. In 2007, we spent approximately $2.9 million on research and development. In 2007 we continued to research more efficient materials and processes. We also completed the primary designs of our new smaller display, the SVGA 3DS, as well as the design of the SXGA.

External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas (See "Strategic Relationships").

U.S. Government-Funded Research

We have entered into several U.S. government contracts to fund a portion of our efforts to develop next-generation OLED technologies for a variety of applications. These include, among others, Small Business Innovation Research (SBIR) Phase II program contracts for continued research and development and the fabrication of prototypes. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including the University of Michigan. Our recent government contracts include the following:

OLED Performance and Reliability Improvement for Active Matrix OLED Microdisplays. Armed forces as well as other security related agencies are relying increasingly on the benefits of OLED technology in active matrix microdisplays. Applications range from night vision thermal imaging to tactical awareness and communication systems to weapons-mounted sights, among others. As the systems capabilities are expanded, the need for higher brightness and ability to display static imagery such as maps and drawings is growing, placing higher demands on the OLED technology. In 2007 eMagin was awarded a contract managed by the Night Vision Electronic Sensors Directorate (NVESD) with funding by the Department of Defense Appropriations Bill. The objective of the program is to improve on the present performance of the microdisplay-based OLED technology from lifetime, efficiency and reliability standpoints. For 2007, we received approximately $360 thousand of the $1.12 million program. The FY 2008 Department of Defense Appropriations Bill has provided for continuation of a second phase of the program

Organic Light Emitting Diode (OLED) Display Technology for Military Aircraft. In 2007 we continued our efforts to develop a robust thin film encapsulation technique for OLED displays under a Small Business Technology Transfer (STTR) program from the US Navy. University of Michigan, Ann Arbor, MI is the university partner for this STTR. Many new schemes to encapsulate OLED devices with thin film techniques were developed, evaluated and tested under accelerated environmental condition. The contract expired on February 29, 2008. For 2007 we received approximately $328 thousand in funding under this program.

Ultra High Resolution Display for Army Medicine. In 2007 we formally initiated efforts on a multiple year program under contract with the US Army TATRC (Telemedicine and Advanced Technologies Research Center) with funding provided by the FY 2006 and 2007 Department of Defense Appropriations Bills. The culmination of this multiple year effort will provide an ultra-high resolution, wide field of view display system suitable for dual-use application within Army medicine, U.S. military simulation and training, and commercial uses. We received approximately $698 thousand in funding during 2007 under this contract and expect to receive approximately $2 million during 2008.

High Dynamic Range Microdisplay Feasibility Study. The US Army/RDECOM/NVESD and eMagin Corporation have established a CRADA (Cooperative Research and Development Agreement) with the goal of evaluating and characterizing new and existing AMOLED microdisplay configurations with an emphasis on the usable lifetime of the displays. This work is aimed at developing AMOLED microdisplays capable of being fielded in a wide range of US Army applications. The effort is for a 3 month period and is a feasibility study aimed at evaluating several concepts leading to a higher dynamic range without changing the existing pixel driver design of the microdisplays. If successful, a second phase can be considered addressing a complete high dynamic range OLED microdisplay. The total program cost for the 3 month program is approximately $236 thousand. The program started on March 14, 2008.

Manufacturing Facilities

We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 33,000 square feet of space which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room space, assembly space and administrative offices.

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

We also rely on proprietary processes, trade secrets, and know-how related to OLED technologies and materials which are not patented. To protect this information and know-how from unauthorized use or disclosure,, we require all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and non-competition agreements, . There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated experience in the OLED field, gives us an advantage over potential competitors.

Competition

The industry in which we operate is highly competitive. We may face competition from legacy technologies such as CRTs as well as from alternative flat panel display technologies. We believe that our key competition will come from liquid crystal on silicon microdisplays, or LCOS, also known as reflective liquid crystal displays and small transmissive LCDs. While we believe that OLED-on-silicon  has the capability to provide higher quality image quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency advantages over either type of liquid crystal based microdisplays, there is no assurance that these benefits will be fully realized or that liquid crystal manufacturers will not suitably improve these parameters to reduce these potential advantages of OLEDs.

Most companies pursuing liquid crystal on silicon technology, such as  Syntax/Brillian Corporation, among others, have primarily focused on projection microdisplays, which do not compete directly with us. In most near-to-the-eye imaging markets, we face more serious competition from developers of transmissive liquid crystal displays, such as those developed by Kopin, or possibly laser scanning systems, such as those developed by Microvision Corporation. Large amounts of investment in a intrinsically weaker technology can potentially overcome advantages of one technology over another.

To our knowledge, the only other company that has publicly stated plans to develop OLED microdisplays for near-eye applications is MicroEmissive Displays  (MED) in Britain. MED has raised substantial funds and created a newer facility than ours.  This competition has not been significant to date, but could become more serious if they enter our markets with directly relevant display designs and resolve their manufacturing and reliability-lifetime issues.

We may also compete with potential licensees of Universal Display Corporation, Eastman Kodak, or Sumitomo Corporation and other companies, each of which potentially can license OLED technology portfolios. Even though we could also potentially license technology from these developers, potential competitors could also obtain such licenses and may do so at more favorable royalty rates or allocate more resources to the competitive effort than we could obtain. However, should they decide to embark on developing microdisplays on silicon, we believe that our progress to date in this area gives us a substantial head start.

Employees

As of March 14, 2008, we had a total of 65 full time and part time staff. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Subsequent Events

On January 30, 2008 the Moriah Agreement (as defined below) was amended  and restated (a) to provide Borrowing Base eligibility for Foreign Accounts at 70 percent of the accounts receivable balance so long as the individual account has not experienced a past due history during the previous two years, (b) to amend the note agreement to eliminate the optional conversion of principal up to $2.0 million of principal into common stock at a price of $1.50 per share in lieu of issuance of a warrant to purchase 750,000 shares of the Company’s commons stock at a price of $1.50 per share with an expiration date of January 29, 2013, and (c) to amend the Company’s share registration obligation to complete the filing of a registration statement within thirty days of the execution of the amendment.

On March 25, 2008 the Moriah Agreement was again amended (the “Moriah Amendment”) to provide certain waivers, as described below, and a further extension of the period during which the Company is obligated to file a registration statement including shares issued or to be issued in connection with the Moriah Agreement.  The Moriah Agreement, as amended, has specific terms to which the Company must comply including (a) maintaining a lockbox account into which payments from related accounts receivable must be deposited, (b) periodic certifications as to borrowing base amounts equaling or exceeding net balances outstanding under the Line of Credit, and (c) a requirement that a registration statement with respect to shares held or to be issued to the lender be filed within thirty days of January 30, 2008.  A delay in establishing the required lockbox account created a technical default under the Line of Credit agreement.  Similarly, the production and subsequent discovery of defective displays resulted in an inadvertent overstatement of inventory during December 2007, January 2008 and early February 2008 that created a technical default under the agreement.  Finally, the Company was not able to complete the registration of shares within the thirty day timeframe mandated in the amended agreement. Pursuant to the March Amendment, Moriah waived:  (a) the lockbox account requirement through March 14, 2008, (b) compliance with the borrowing base requirement in so far as it related exclusively to the defective displays inadvertently included in inventory and (c) also extended the period for filing a registration statement for certain shares issued or to be issued to the lender until April 29, 2008.

On April 2, 2008, the Company completed a private placement of its common stock with several institutional investors for gross proceeds of $1,650,000.  The transaction involved the sale of 1,586,539 shares of common stock at $1.04 per share, or the 5-day average closing price of the Company’s common stock on the trading days immediately preceding the closing date.  The Company also issued to the investors 793,273 warrants to buy our common stock at a price of $1.30 per share.  Pursuant to the transaction, the Company is obligated to file a registration statement for the shares issued as well as shares underlying the warrants by May 17, 2008.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have a history of losses since our inception and may incur losses for the foreseeable future.

Our accumulated losses are $199 million as of December 31, 2007.  We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund operating and capital expenditures in areas such as including markets development, sales and marketing, manufacturing equipment, acquisitions, and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We may not be able to execute our business plan and may not generate cash from operations.

As we have reported, our business is expected to experience significant revenue growth during the year ended December 31, 2008. We anticipate that our cash requirements to fund operating or investing cash requirements over the next twelve months may be greater than our current cash on hand and borrowing availability under our revolving credit facility.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We may be subject to fines, sanctions, and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws.

In July 2006, we entered into a Note Purchase Agreement with Stillwater LLC, which provided for the purchase and sale of a 6% senior secured convertible note in principal amount of up to $500,000 (the “Stillwater Note”) and a warrant to purchase 70% percent of the number of shares issuable upon conversion of the Stillwater Note, at our sole discretion by delivery of a notice to Stillwater on December 14, 2006.  We then filed a registration statement on Form S-3 to register the resale by Stillwater of up to 41,088,445 shares of our common stock.  In July 2007, we amended the agreements with Stillwater.  Amending the Stillwater agreements without first withdrawing the Registration Statement on Form S-3 may be inconsistent with Section 5 of the Securities Act of 1933, as amended, and we may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws.  If we are assessed fines and penalties our business will be materially affected.

The issuance of shares of common stock in connection with the conversion of the Notes may have not have been in compliance with certain state and federal securities laws and any damages that we may have to pay as a result of such issuance could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report dated April 9, 2008 that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without additional capital or financing becoming available. Our ability to continue as a going concern ultimately depends on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.  If the supply of a critical single-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner.  Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm operating results.

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

We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. On April 30, 2007, the U.S. Supreme Court, in KSR International Co. vs. Teleflex, Inc., mandated a more expansive and flexible approach towards a determination as to whether a patent is obvious and invalid, which may make it more difficult for patent holders to secure or maintain existing patents. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for eMagin. We have not been in a financial position to properly protect all of our intellectual property, and may not be in a position to properly protect our position or stay ahead of competition in new research and the protecting of the resulting intellectual property.

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

The display industry may be cyclical.

Our business strategy is dependent on OEM manufacturers building and selling products that incorporate our OLED displays as components into those products. Industry-wide fluctuations and downturns in the demand for flat panel displays could cause significant harm to our business. The OLED microdisplay sector may experience overcapacity, if and when all of the facilities presently in the planning stage come on line, leading to a difficult market in which to sell our products.

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

We plan to sell most of our microdisplays to OEMs who will incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products is significant often with a duration of between one and three years. If our products fail to meet our OEM customers' cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products could adversely affect our business.

Our products will likely experience rapidly declining unit prices.

In the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that these cost reduction plans will be successful, that we will have the resources to fund the expenditures necessary to implement certain cost-saving measures, or that our costs can be reduced as quickly as any reduction in unit prices. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations would be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

Our success depends on attracting and retaining highly skilled and qualified technical and consulting personnel.

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of attracting and retaining new personnel may have a materially adverse affect on our business and our operating results. In addition, difficulties in hiring and retaining technical personnel could delay the implementation of our business plan.

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

The ineffectiveness of our internal control over financial reporting could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

As of December 31, 2007, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 9A of this Form 10-K.  This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Our business has primarily operated on the basis of short-term purchase orders.  We are now receiving longer term purchase agreements, such as those which comprise our approximately $7.3 million backlog, and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in eMagin may decline.

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

We purchase needed materials from companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with foreign entities. Some customers in other countries have longer receivable periods or warranty periods. In addition, many of the foreign OEMs that are the most likely long-term purchasers of our microdisplays expose us to additional political and currency risk. We may find it necessary to locate manufacturing facilities abroad to be closer to our customers which could expose us to various risks, including management of a multi-national organization, the complexities of complying with foreign laws and customs, political instability and the complexities of taxation in multiple jurisdictions.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 14, 2008, we have outstanding (i) options to purchase 904,323 shares and (ii) warrants to purchase 9,090,509 shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 19,000 square feet.  The lease expires in 2009.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 33,000 square feet from IBM.  The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and administrative functions. The lease expires in 2009.  We believe our facilities are adequate for our current and near-term needs.  See Note 12 to our Consolidated Financial Statement for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 (Case No. 07-CV-8827 (KMK).  The plaintiff seeks unspecified compensatory damages, punitive damages and attorneys’ fees.  On November 26, 2007, the Company served and filed its Answer, in which it denied the material allegations of the Complaint and asserted numerous affirmative defenses.  This action is presently in the discovery stage.  The Company disputes the allegations of the Complaint and intends on vigorously defending this action.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "EMAN".  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2006		2007
	High	Low	High	Low

First quarter	$7.10	$4.60	$1.08	$0.26
Second quarter	$5.70	$2.50	$0.85	$0.42
Third quarter	$3.80	$1.80	$1.64	$0.65
Fourth quarter	$2.50	$1.01	$1.75	$0.85

As of March 14, 2008, there were 497 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

On April 2, 2008, eMagin Corporation (the “Company”) entered into a Securities Purchase Agreement, pursuant to which it sold to certain qualified institutional buyers and accredited investors an aggregate of 1,586,539 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase an additional 793,273 shares of common stock, for an aggregate purchase price of $1,650,000. The purchase price of the common stock was $1.04 per share and the strike price of the corresponding warrant was $1.30 per share. The warrants expire April 2, 2013.

The Company and Moriah Capital, L.P. (“Moriah”) entered into Amendment No. 2 to the Loan and Security Agreement dated as of March 25, 2008 (the “Second Amendment”).  Pursuant to the Second Amendment, Moriah waived the Company’s noncompliance with Sections 7.2, 7.3, 8.11, 9.1, 9.3, 9.5(c) and 11.5 of the Loan and Security Agreement to the extent such noncompliance resulted solely from the Company’s inadvertently misstating the amount of its inventory that contained defective parts (the “Defective Inventory Count”), provided that on or before April 8, 2008 the Company repays Moriah all prior Advances (as defined in the Loan and Security Agreement), which exceed the Maximum Credit (as defined in the Loan and Security Agreement) if any, as a result of the Defective Inventory Count.

Pursuant to the Second Amendment, the Company has advised Moriah of certain delays in implementing the Lockbox Agreement, as required under the Loan and Security Agreement, which, if unwaived, would result in the Company’s noncompliance with section 2.1(f) of the Loan and Security Agreement and with Section 3 of the Post-Closing Agreement between the Company and Moriah, dated August 7, 2007.  Moriah agreed to waive noncompliance with Sections 2.1(f) of the Loan and Security Agreement and Section 3 of the Post-Closing Agreement in reliance on the Company’s representation and warranty that all lockbox arrangements required to be implemented under Section 2.1(f) of the Loan and Security Agreement and under Section 3 of the Post-Closing Agreement have been consummated and are in full force and effect as of March 12, 2008.

On January 30, 2008, the Company and Moriah entered into a Warrant Issuance Agreement (the “Warrant Issuance Agreement”).  The Company and Moriah entered into Amendment No. 1 to the Warrant Issuance Agreement. Pursuant to the Amendment No. 1 to Warrant Issuance Agreement, the Company issued Moriah a Warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share until March 25, 2013 (the “March 2008 Warrant”). Pursuant to the Amendment No. 1 to the Warrant Issuance Agreement, Section 3.2 of the Warrant Issuance Agreement was amended to provide that the Company has to file by April 29, 2008 a registration statement with the Securities and Exchange Commission to register 1,000,000 shares of the Company’s common stock issuable upon exercise of warrants issued to Moriah (including the March 2008 Warrant and a warrant to purchase 750,000 shares of the Common Stock which was previously issued to Moriah).

The Company entered into agreements, effective as of August 7, 2007 with Moriah, pursuant to which the Company may borrow an amount not to exceed $2,500,000.  Such funds may be drawn down by the Company in tranches of at least $25,000 up to five times each month. In connection with the transaction, the Company issued, executed and delivered to Moriah a Secured Convertible Revolving Loan Note (the “Moriah Agreement”) with a principal amount not to exceed $2,500,000, of which up to $2,000,000 is convertible into up to 1,333,333 shares (at a conversion price of $1.50 per share), and a Securities Issuance Agreement pursuant to which the Company issued 162,500 shares of its common stock, which shares had an aggregate market value at the Closing Date of $195,000.

On July 23, 2007, we entered into Amendment Agreements with the holders of the Notes issued July 21, 2006 and March 28, 2007 (each a “Holder” and collectively, the “Holders”) and agreed to issue each Holder an amended and restated Note (the “Amended Notes”) in the principal amount equal to the principal amount outstanding as of July 23, 2007.

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

On March 28, 2007, we entered into an amendment of the Note Purchase Agreement (the “Stillwater Note Purchase Agreement”) for the sale of $500 thousand of senior secured debentures (the “Stillwater Note”) and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share. The investor purchased the Stillwater Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock and warrants exercisable at $0.48 per share into approximately 1.0 million shares of common stock expiring in 4.2 years. On April 9, 2007, we closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand which are amortized over the life of the Stillwater Note.  On July 23, 2007, Stillwater elected to convert approximately $252 thousand of the 6% Senior Secured Convertible Note (“Original Note”) representing $250 thousand of the principal amount of the Note due on July 23, 2007 and approximately $2 thousand of accrued and unpaid interest. The investor received 720,476 shares of Common Stock at the conversion price of $0.35. The remaining principal amount was amended on July 23, 2007 to an Amended Note as referred to above.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data at December 31, 2007 and 2006 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The statement of operations data for the year ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue	$17,554	$8,169	$3,745	$3,593	$2,578
Cost of goods sold	12,628	11,359	10,219	5,966	5,141
Gross profit (loss)	4,926	(3,190)	(6,474)	(2,373)	(2,563)
Operating expenses:
Research and development	2,949	4,406	4,020	898	19
Selling, general and administrative	6,591	8,860	6,316	4,428	5,712
Total operating expenses	9,540	13,266	10,336	5,326	5,731
Loss from operations	(4,614)	(16,456)	(16,810)	(7,699)	(8,294)
Other (expense) income, net	(13,874)	1,190	282	(5,012)	3,571
Net loss	$(18,488)	$(15,266)	$(16,528)	$(12,711)	$(4,723)

Basic and diluted loss per share	$(1.59)	$(1.52)	$(1.94)	$(1.98)	$(1.31)

Shares used in calculation of loss per share:
Basic and diluted	11,633	10,058	8,541	6,428	3,599

Consolidated Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$713	$1,415	$6,727	$13,457	$1,054
Working capital (deficit)	$(4,708)	$(305)	$8,868	$14,925	$106
Total assets	$6,648	$7,005	$14,142	$18,436	$3,749
Long-term obligations	$60	$2,229	$56	$22	$6,161
Total Shareholders’ (capital deficit) equity	$(3,975)	$(1,164)	$10,401	$16,447	$(4,767)

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

Since our inception in 1996 through 2004, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. From inception to December 31, 2007, we have recognized an aggregate of approximately $35.7 million from sales of our products, and as of March 14, 2008, we have a backlog of approximately $7.3 million in products ordered for delivery through December 31, 2008. These products are being applied or considered for near-eye and headset applications in products such as entertainment and gaming headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of our Z800 3DVisor personal display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. We are also developing head-wearable displays, including our Z800 3DVisor that incorporate our Microviewer.

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

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are stated at cost which approximates fair value due to the short-term nature of these instruments.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2007, the number of shares of common stock available for issuance was 225,000.  As of December 31, 2007, the plan had not been implemented.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. The Company uses the straight-line method for recognizing compensation expense. An estimate for forfeitures is included in compensation expense for awards under SFAS 123R.  See Note 11 to the financial statements for a further discussion on stock-based compensation.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue Year Ended December 31,
	2007		2006		2005
Consolidated Statements of Operations Data:

Revenue	100%		100%		100%
Cost of goods sold	72		139		273
Gross profit (loss)	28		(39)		(173)
Operating expenses:
Research and development	17		54		107
Selling, general and administrative	38		109		169
operating expenses	55		163		276
Loss from operations	(27)		(202)		(449)
Other (expense) income	(78)		15		8
Net loss	(105	) %	(187	) %	(441	) %

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues increased by approximately $9.4 million to a total of approximately $17.6 million for the year ended December 31, 2007 from approximately $8.2 million for the year ended December 31, 2006, representing an increase of 115%. This increase was primarily due to increased microdisplay sales and increased availability of finished displays due to manufacturing improvements. Our contract revenue increased approximately $1.2 million while our product revenue increased approximately $8.2 million. Average price per unit for microdisplays was $371 in 2007 and $386 in 2006.  Our current expectation is that revenue will continue to grow in 2008 if we successfully execute our business plan.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production of our products. Cost of goods sold for the years ended December 31, 2007 and 2006 was approximately $12.6 million and $11.4, respectively, an increase of $1.3 million.  The increase included an inventory write-off of approximately $0.4 million and an increase in our warranty return reserve of approximately $0.6 million, both related to a non-recurring production issue that occurred during the fourth quarter of 2007.

 The gross profit was approximately $4.9 million for the year ended December 31, 2007 and the gross loss was approximately ($3.2) million for the year ended December 31, 2006.  The gross margin was 28% for the year ended December 31, 2007 as compared to the gross loss of (39%) for the year ended December 31, 2006.  The gross margin improvement was attributed to fuller utilization of our fixed production overhead due to higher unit production volume.

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2007 were approximately $2.9 million as compared to approximately $4.4 million for the year ended December 31, 2006.  The decrease was due to the re-deployment of research and development personnel to production contract services which are included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and fees for professional services, legal fees incurred in connection with patent filings, SEC and related matters, as well as other marketing and administrative expenses.  General and administrative expenses decreased by approximately $2.3 million to a total of approximately $6.6 million for the year ended December 31, 2007 from $8.9 million for the year ended December 31, 2006. The decrease was primarily related to a reduction of marketing, tradeshow and personnel costs.

Other (Expense) Income

Other (expense) income, net consists primarily of interest income earned on investments, interest expense related to the secured debt, loss from the change in the derivative liability, loss on the extinguishment of debt and other income from the licensing of intangible assets.

For the year ended December 31, 2007, interest expense was approximately $3.1 million as compared to $1.3 million for the year ended December 31, 2006.   Interest expense for 2007 consisted of interest expense associated with debt of approximately $744 thousand; the amortization of the deferred costs associated with debt of approximately $418 thousand; and the amortization of the debt discount associated with the debt of approximately $1.9 million.  Interest expense for the year ended December 31, 2006 was comprised of interest associated with debt of approximately $124 thousand; the amortization of the deferred costs associated with the notes payable of approximately $221 thousand; and the amortization of the debt discount associated with the debt of approximately $956 thousand.

For the year ended December 31, 2007, the change in the derivative liability was a loss of approximately $853 thousand as compared to a gain of approximately $2.4 million ended December 31, 2006.

The loss on extinguishment of debt was $10.7 million for the year ended December 31, 2007 as compared to $0 for the year ended December 31, 2006. See Note 8 to the financial statements:  Debt for additional information.

Other income for the year ended December 31, 2007 was approximately $815 thousand which consisted of interest income of approximately $43 million, a gain on the license of intangible assets of $869 thousand, offset by a write-off of a miscellaneous receivable of $103 thousand, and other income of $7 thousand as compared to $91 thousand for the year ended December 31, 2006.  See Note 12 to the financial statements:  Commitments and Contingencies – Royalties for additional information.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Other Income (Expense)

Other income, net consists primarily of interest income earned on investments, interest expense related to the secured debentures, and gain from the change in the derivative liability.  For the year ended December 31, 2006, interest income was approximately $91 thousand as compared to approximately $210 thousand for the year ended December 31, 2005.   The decrease in interest income was primarily a result of lower cash balances available for investment.  For the year ended December 31, 2006, interest expense was approximately $1.3 million as compared to approximately $4 thousand for the year ended December 31, 2005.   The increase in the interest expense was a result of interest associated with our notes payable of approximately $124 thousand, the amortization of the deferred costs associated with the notes payable of approximately $221 thousand, and the amortization of the debt discount of approximately $956 thousand.  For the year ended December 31, 2006, income from the change in the derivative liability was approximately $2.4 million as compared to $0 for the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $0.8 million of cash and investments as compared to $1.6 million as of December 31, 2006.  The decrease of approximately $0.8 million was due primarily to cash used for operating activities.

For the year ended December 31, 2007, net cash used by operating activities was approximately $1.9 million, primarily attributable to our $18.5 million net loss offset primarily by the non-cash expense components of loss on extinguishment of debt of $10.7 million, stock based compensation of $1.7 million, amortization of discount on notes payable of $1.9 million, and issuance of common stock for services of $1.3 million.  Net cash used by operating activities for the year ended December 31, 2006 was approximately $10.4 million, primarily attributable to our net loss of approximately $15.3 million.

For the year ended December 31, 2007, net cash from investing activities was approximately $61 thousand primarily related to the maturing of investments.  Net cash used by investing activities for the year ended December 31, 2006 was approximately $257 thousand primarily related to equipment purchases.

Net cash provided by financing activities for the year ended December 31, 2007 was approximately $1.2 million and was comprised primarily of approximately $1.6 million in proceeds from debt issuance and offset by payments on long-term debt and capitalized lease obligations of approximately $63 thousand and deferred financing costs of approximately $368 thousand.  Net cash provided by financing activities during the year ended December 31, 2006 was approximately $5.3 million and was comprised primarily of approximately $6.0 million in proceeds from debt issuance offset by payments on long-term debt and capitalized lease obligations of approximately $55 thousand and deferred financing costs of approximately $591 thousand.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report dated April 9, 2008 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As we have reported our business experienced significant revenue growth during the year ended December 31, 2007. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  In addition, in December 2008, we will be obligated to repay approximately $6.0 million to the note holders.  If the funds are not available, we will negotiate with the note holders to defer the payment but no assurances can be made that they will agree.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.  We anticipate that we will still require additional funds over the next twelve months.  We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next twelve months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

In addition to the foregoing, as previously reported, we have retained CIBC World Markets Corporation and Larkspur Capital Corporation to assist us in investigating and evaluating various strategic alternatives, ranging from investment to acquisition.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2007 (in thousands):

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$1,982	$1,444	$538	$—
Purchase obligations (a)	1,647	1,647	—	—
Other long-term liabilities (b)	7,119	6,597	272	250
Total	$10,748	$9,688	$810	$250

(a) The majority of purchase orders outstanding contain no cancellation fees except for minor re-stocking fees.
(b) This amount represents the obligation for Notes and estimated interest, royalty payments, capitalized software and the New York Urban Development settlement.

Effect of Recently Issued Accounting Pronouncements

See Note 3 of the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations which it believes will continue, and has working capital and capital deficits at December 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

\s\ Eisner LLP

New York, New York
April 9, 2008

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$713	$1,415
Investments – held to maturity	94	171
Accounts receivable, net	2,383	908
Inventory	1,815	2,485
Prepaid expenses and other current assets	850	656
Total current assets	5,855	5,635
Equipment, furniture and leasehold improvements, net	292	666
Intangible assets, net	51	55
Other assets	232	233
Deferred financing costs, net	218	416
Total assets	$6,648	$7,005

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$620	$1,192
Accrued compensation	891	959
Other accrued expenses	729	749
Advance payments	35	444
Deferred revenue	179	126
Current portion of debt	7,089	1,223
Derivative liability - warrants	—	1,195
Other current liabilities	1,020	52
Total current liabilities	10,563	5,940

Long-term debt	60	2,229
Total liabilities	10,623	8,169

Commitments and contingencies

Capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Series A Senior Secured Convertible Preferred stock, stated value $1,000 per share, $.001 par value: 3,198 shares designated and none issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 12,620,900 shares in 2007 and 10,341,029 shares in 2006	12	10
Additional paid in capital	195,326	179,651
Accumulated deficit	(199,313)	(180,825)
Total capital deficit	(3,975)	(1,164)
Total liabilities and capital deficit	$6,648	$7,005

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenue:
Product revenue	$16,169	$7,983	$3,709
Contract revenue	1,385	186	36
Total revenue, net	17,554	8,169	3,745

Cost of goods sold	12,628	11,359	10,219

Gross profit (loss)	4,926	(3,190)	(6,474)
Operating expenses:
Research and development	2,949	4,406	4,020
Selling, general and administrative	6,591	8,860	6,316
Total operating expenses	9,540	13,266	10,336
Loss from operations	(4,614)	(16,456)	(16,810)
Other income (expense):
Interest expense	(3,087)	(1,306)	(4)
Loss on extinguishment of debt	(10,749)	—	—
(Loss) gain on warrant derivative liability	(853)	2,405	—
Other income, net	815	91	286
Total other (expense) income, net	(13,874)	1,190	282
Net loss	$(18,488)	$(15,266)	$(16,528)

Loss per share, basic and diluted	$(1.59)	$(1.52)	$(1.94)
Weighted average number of shares outstanding:
Basic and diluted	11,633	10,058	8,541

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

					Total
	Common Stock		Additional	Accumulated	Shareholders’ Equity
	Shares	Amount	Paid –in Capital	Deficit	(Capital Deficit)

	(In thousands)

Balance, December 31, 2004	7,964	$8	$165,471	$(149,031)	$16,448
Sale of common stock, net of issuance costs	1,662	2	8,398	—	8,400
Stock options exercised	11	—	37	—	37
Exercise of common stock warrants	306	—	1,584	—	1,584
Issuance of common stock for services	54	—	461	—	460
Net loss	—	—	—	(16,528)	(16,528)
Balance, December 31, 2005	9,997	$10	$175,950	$(165,559)	$10,401

Debt to equity conversion	85	—	220	—	220
Issuance of common stock for services	254	—	580	—	580
Stock-based compensation	—	—	2,891	—	2,891
Stock options exercised	5	—	10	—	10
Net loss	—	—	—	(15,266)	(15,266)
Balance, December 31, 2006	10,341	$10	179,651	$(180,825)	$(1,164)

Debt to equity conversion	797	1	310	—	311
Issuance of common stock for services	1,473	1	1,324	—	1,325
Exercise of common stock warrants	10	—	3	—	3
Stock-based compensation	—	—	1,652	—	1,652
Expiration of derivative liability- warrants	—	—	2,653	—	2,653
Beneficial conversion premium	—	—	5,078	—	5,078
Fair value of warrants issued	—	—	4,655	—	4,655
Net loss	—	—		(18,488)	(18,488)
Balance, December 31, 2007	12,621	$12	$195,326	$(199,313)	$ (3,975)

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,488)	$(15,266)		$(16,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	841		908
Amortization of deferred financing fees	418	221		---
Reduction of provision for sales returns and doubtful accounts	(79)	(39)		(284)
Stock based compensation	1,652	2,891		---
Issuance of common stock for services, net	1,325	553		470
Amortization of discount on notes payable	1,925	956		---
Loss (gain) on warrant derivative liability	853	(2,405)		---
Loss on extinguishment of debt	10,749	---		---
Loss on other asset	---	157		---
Write-off of miscellaneous receivable	103	---		---
Changes in operating assets and liabilities:
Accounts receivable	(1,390)	(42)		(2)
Inventory	670	1,354		(1,821)
Prepaid expenses and other current assets	(194)	389		(175)
Advance payments	(409)	384		(4)
Deferred revenue	53	30		96
Accounts payable, accrued compensation, and accrued expenses	(381)	(566)		1,613
Other current liabilities	858	153		14
Net cash used in operating activities	(1,943)	(10,389)		(15,713)
Cash flows from investing activities:
Purchase of equipment	(16)	(204)		(898)
Proceeds from maturity of (purchase of) investments – held to maturity	77	(51)		(120)
Purchase of intangibles and other assets	---	(2)		(54)
Net cash provided by (used in) investing activities	61	(257)		(1,072)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	---	---		8,400
Proceeds from exercise of stock options and warrants	3	10		1,621
Proceeds from long-term debt	1,608	5,970		50
Payments related to deferred financing costs	(368)	(591)		---
Payments of long-term debt and capitalized lease obligations	(63)	(55)		(16)
Net cash provided by financing activities	1,180	5,334		10,055
Net decrease in cash and cash equivalents	(702)	(5,312)		(6,730)
Cash and cash equivalents, beginning of year	1,415	6,727		13,457
Cash and cash equivalents, end of year	$713	$1,415		$6,727

Cash paid for interest	$426	$128		$4
Cash paid for taxes	$78	$40		$15

Supplemental non-cash transactions:
Conversion of debt to equity	$311	$220	$	---

During the year ended December 31, 2007, the Company

•
Entered into an intellectual property agreement with Kodak where Kodak was assigned the rights to a specific patent and as part of the consideration waived the royalty payments for the first six months of 2007 and reduced the royalty payment to 50% for the third and fourth quarters of 2007. $869 thousand was recorded as other income from the gain on the licensing of intangible assets;

•	Entered into an amended Note Purchase Agreement with investors and issued warrants that are exercisable at $1.03 per share into approximately 5.4 million shares of common stock valued at $5.5 million.

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS

Note 1 - NATURE OF BUSINESS

eMagin Corporation and its wholly owned subsidiary (the “Company”) designs,  develops, manufactures, and markets virtual imaging products for consumer, commercial, industrial and military applications.  The Company’s products are sold mainly in North America, Asia, and Europe.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying audited consolidated financial statements include the accounts of eMagin Corporation and its wholly owned subsidiary.  All intercompany transactions have been eliminated in consolidation.

Basis of presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue for the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s current cash, cash equivalents, and investments.  At December 31, 2007, the Company has working capital and capital deficits. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. To partially address the liquidity issue, the Company completed a private placement of its common stock for gross proceeds of $1.65 million on April 2, 2008.  Please see Note 17 – Subsequent Events for additional information.

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

Intangible Assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method.  Total intangible amortization expense was approximately $4 thousand for each of the years ended December 31, 2007, 2006, and 2005, respectively.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred.  Advertising expense for the years ended December 31, 2007, 2006, and 2005 was $10 thousand, $296 thousand, and $108 thousand, respectively.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.  The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

Loss per common share

In accordance with SFAS No. 128, "Basic Earnings Per Share", net loss per common share amounts ("basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") reflects the potential dilution from the exercise of stock options and warrants. These common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive. The years ended December 31, 2007, 2006, and 2005 do not include options and warrants to purchase common equivalent shares of 9,234,832, 4,613,919, and 4,424,988, respectively, as their effect would be antidilutive.

Comprehensive income (loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net loss for the years ended December 31, 2007, 2006, and 2005. Accordingly, the Company's comprehensive loss is the same as its net income (loss) for the periods presented.

Stock-based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors.  Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123.  We adopted SFAS No. 123R using the modified prospective transition method.  Accordingly, periods prior to adoption have not been restated.  Compensation cost recognized for the twelve months ended December 31, 2007 and 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R.  The compensation cost was recognized using the straight-line attribution method.    See Note 11 for a further discussion on stock-based compensation.

Fair value of financial instruments

At December 31, 2007, the Company's cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are shown at cost which approximates fair value due to the short-term nature of these instruments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  To date, the Company has not experienced any loss associated with this risk.

Note 3- RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities:  (“SFAS159”).  SFAS159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material impact on its consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities (“EITF 07-03”).    EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  The Company will be required to adopt EITF 07-03 in the first quarter of 2008.  The Company does not expect the adoption of EITF 07-03 to have a material effect on its operations or financial position.

Note 4- RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2007	2006
Trade receivables	$2,741	$1,351
Less allowance for doubtful accounts	(358)	(443)
Net receivables	$2,383	$908

Note 5 - INVENTORY

The components of inventories were as follows (in thousands):

	December 31,
	2007	2006
Raw materials	$1,069	$1,146
Work in process	370	558
Finished goods	376	781
Total inventory	$1,815	$2,485

Note 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2007	2006
Vendor prepayments	$537	$294
Other prepaid expenses*	310	353
Other current assets	3	9
Total prepaid expenses and other current assets	$850	$656
*No individual amounts greater than 5% of current assets.

Note 7 – EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2007	2006
Computer hardware and software	$1,025	$1,017
Lab and factory equipment	3,318	3,312
Furniture, fixtures, and office equipment	306	306
Assets under capital leases	66	66
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	5,188	5,174
Less: accumulated depreciation	(4,896)	(4,508)
Equipment, furniture and leasehold improvements, net	$292	$666

Depreciation expense was $388 thousand, $837 thousand, and $904 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.  Assets under capital leases are fully amortized.

Note 8 - DEBT

Debt is as follows (in thousands):
	December 31,
	2007	2006
Current portion of long-term debt:
Capitalized lease obligations	$—	$6
Other debt	44	58
Line of credit	1,108	—
6% Senior Secured Convertible Notes	—	2,880
Less: Unamortized discount on notes payable	—	(1,721)
8% Amended Senior Secured Convertible Notes	5,962	—
Less: Unamortized discount on notes payable	(25)	—
Current portion of long-term debt, net	7,089	1,223
Long-term debt:
Other debt	60	104
6% Senior Secured Convertible Notes	—	2,890
Less: Unamortized discount on notes payable	—	(765)
Long-term debt, net	60	2,229
Total debt, net	$7,149	$3,452

Maturities with respect to the other debt, line of credit and the 8% Amended Senior Secured Convertible Notes as of December 31, 2007 are as follows (in thousands):

Years Ending December 31,
2008	$7,089
2009	60

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

Under the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company determined the change in the present value of the expected cash flows between the Amended Notes and the Original Notes issued July 21, 2006 was greater than 10%; therefore (a) for financial reporting purposes, the modifications to the Original Notes issued July 21, 2006 were treated as an extinguishment of debt and (b) on July 23, 2007, the Company recorded a loss on extinguishment of debt of approximately $10.7 million reflecting the difference between (i) the recorded amount of debt, net of related discounts, of approximately $4.8 million and (ii) the fair value of the new debt instrument of approximately $10.7 plus the change in the fair value of the warrants  on July 23, 2007, the date of the modification, of approximately $4.7 million.  The Company has also recorded a beneficial conversion charge of approximately $5.1 million on the Amended Notes adjusting the Amended Notes to their face value of approximately $5.8 million.  The Original Note issued on March 28, 2007 and amended on July 23, 2007 was not treated as an extinguishment but a modification.

On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company is permitted to borrow an amount not to exceed 90% of its eligible accounts receivable and 50% of its eligible inventory capped at $600 thousand.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82,500 to Moriah which will be amortized to interest expense over the life of the agreement.  For the year ended December 31, 2007, approximately $93 thousand was amortized to interest expense.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted into shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 however the Company has the option of extending it an additional year.  On January 30 and on March 25, 2008, the loan agreement was amended.  Please see Note 17 - Subsequent Events for additional information.

For the year ended December 31, 2007, interest expense consisted of interest paid or accrued on outstanding debt of $836 thousand.

Note 9 - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2007	2006	2005
U.S. Federal income tax provision (benefit) at federal statutory rate	(34)%	(34)%	(35)%
Change in valuation allowance	2%	32%	35%
Permanent difference	32%	2%	—
	0%	0%	0%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the years ended December 31,
	2007	2006	2005
Federal and state net operating loss carry-forwards	$42,266	$41,554	$37,159
Research and development carry-forwards	1,397	—	—
Other provision and expenses not currently deductible	1,746	520	216
Total deferred tax assets	45,409	42,074	37,375
Less valuation allowance	(45,409)	(42,074)	(37,375)
Net deferred tax asset	$0	$0	$0

As of December 31, 2007, eMagin has federal and state net operating loss carryforwards of approximately $150 million and $1.4 million that will be available to offset future taxable income, if any, through December 2027. The utilization of net operating losses is subject to a limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. The Company has done preliminary analysis regarding prior year ownership changes, and although more analysis needs to be done, we have tentatively determined that the Section 382 limitation on the utilization of net operating losses is not material.

As of December 31, 2007 and 2006, the Company has net deferred tax assets of approximately of $45 and $42 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards.  Such net deferred tax assets are fully offset by a valuation allowance due to the uncertainty as to their realizability.  A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future. The valuation allowance increased approximately $3.3 million for the year ended December 31, 2007 and $4.7 million for the year ended December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company did not have unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company did not have any unrecognized tax benefits at January 1, 2007 and December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York.  The tax years 2004-2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 10 - SHAREHOLDERS' EQUITY

Preferred Stock

2007

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

Common Stock

2007

On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand, recognized as deferred financing costs, and paid a servicing fee of $82,500 to Moriah which will be amortized to interest expense over the life of the agreement.  For the year ended December 31, 2007 approximately $116 thousand was amortized to interest expense.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted to shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 however the Company has the option of extending it an additional year.  On January 30, and March 25, 2008, the loan agreement was amended.  Please see Note 17 - Subsequent Events for additional information.

A registration rights agreement was entered into in connection with the Loan which requires the Company to file a registration statement for the resale of the common stock issued.  The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.  Please see Note 17 – Subsequent Events for additional information.

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

The Company had recorded the fair value of the warrants associated with the Note as a liability as the warrant agreement required a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective as required by EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  The liability was adjusted to fair value at each reporting period.  As of July 23, 2007, the potential net-cash settlement had expired.  As a result, the fair value of the warrant liability on July 23, 2007, approximately $2.7 million, was reversed.  For the year ended December 31, 2007, the Company recorded losses of approximately $0.8 million from the change in the fair value of the warrant derivative liability. The change in the fair value of the warrant liability was recorded in the Consolidated Statement of Operations as other income (expense).

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

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of 6% senior secured convertible debentures (the “Note”) and warrants to purchase approximately 1,000,000 shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1,400,000 shares of common stock and issued warrants exercisable at $0.48 per share for approximately 1,000,000 shares of common stock expiring in July 2011.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand, which are amortized over the life of the Note.   The Note was amended on July 23, 2007 as described in Note 8:  Debt.

As a result of the issuance of the Note, the outstanding 116,573 Series A Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated January 9, 2004, were re-priced from $2.60 to $0.35 and the outstanding 650,000 Series F Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $8.60 to $7.12. As a result of the issuance of the Amended Notes the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $7.12 to $4.39 in accordance with the anti-dilution provision of the original agreement.  These warrants were further re-priced in connection with the loan agreement with Moriah from $4.39 to $4.09.  The repricing of the warrants has no effect on the financial statements.

For the year ended December 31, 2007, there were no stock options exercised and the Company received approximately $3 thousand in proceeds for warrants exercised. For the year ended December 31, 2007, the Company also issued approximately 1.5 million shares of common stock for payment of approximately $1.3 million for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007.

2006

At the Company’s 2006 Annual Meeting of Shareholders held on October 20, 2006, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the issued and outstanding common stock on a ratio of 1-for-10.  On November 3, 2006, the reverse stock split became effective. The Company has adjusted its shareholders’ equity accounts by reducing its stated capital and increasing its additional paid-in capital by approximately $91 thousand as of December 31, 2006 and 2005 to reflect the reduction in outstanding shares as a result of the reverse stock split.

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) and warrants to purchase approximately 1.8 million shares of common stock, par value $.001 per share.  The investors purchased $5.99 million principal amount of Notes with conversion prices of $2.60 per share that may convert into approximately 2.3 million shares of common stock and 5 year warrants exercisable at $3.60 per share into approximately 1.6 million shares of common stock.  If the Notes are not converted, 50% of the principal amount will be due on July 23, 2007 and the remaining 50% will be due on January 21, 2008.  Commencing September 1, 2006, 6% interest is payable in quarterly installments on outstanding notes.  For the year ended December 31, 2006, the Company paid approximately $124 thousand of interest to investors. The Company received approximately $5.4 million, net of deferred financing costs of approximately $0.6 million which are amortized over the life of the Notes.   The Company amortized approximately $221 thousand of deferred financing costs in 2006. For the year ended December 31, 2006, two note holders converted their promissory notes valued at approximately $220 thousand and were issued an aggregate of approximately 85,000 shares.

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

The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133.  The estimated fair value of the derivative liability is based on an estimate of the probability and costs of cash penalties being incurred.  The Company determined that the fair value of the liability was immaterial and it is not recorded in accrued liabilities.  The Company will revalue the potential liability at each balance sheet date.

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

For the year ended December 31, 2006, the Company received approximately $10 thousand for the exercise of 5,000 options and there were no warrants exercised.  For year ended December 31, 2006, the Company issued approximately 254,000 shares of common stock in lieu of cash payments in the amount of approximately $580 thousand as compensation for services rendered and to be rendered in the future.  The fair value of the services was measured at market value of the common stock at the time of payment.  As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2006.

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

In 2005, the Company received approximately $1.6 million for the exercise of approximately 11,100 options and 306,000 warrants.  The Company also issued approximately 54,300 shares of common stock for the payment of $461 thousand of services rendered and to be rendered in the future.  The fair value of the services was measured at market value of the common stock at the time of payment.  As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying audited consolidated statement of operations for the year ended December 31, 2005.

Note 11 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2006, the number of shares of common stock available for issuance was 225,000 and the plan will automatically increase 75,000 shares on January 1 of each year for a period of three years starting January 1, 2006. As of December 31, 2007, the plan had not been implemented.

Incentive compensation plans

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

On February 20, 2008, the Board of Directors authorized the establishment of the 2007 Incentive Stock Plan.  Please see Note 17 - Subsequent events for addition information.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balances at December 31, 2004	1,355,916	$11.40
Options granted	582,400	9.60
Options exercised	(11,059)	3.40
Options cancelled	(121,993)	13.90
Balances at December 31, 2005	1,805,264	10.90
Options granted	185,744	4.30
Options exercised	(5,000)	2.10
Options forfeited	(453,115)	7.47
Options cancelled	(467,148)	11.97
Balances at December 31, 2006	1,065,745	2.94
Options granted	228,577	1.41
Options exercised	—	—
Options forfeited	(203,943)	2.90
Options cancelled	(196,056)	2.67
Balances at December 31, 2007	894,323	$2.62	5.36	$6,524
Vested or expected to vest at December 31, 2007 (1)	877,408	$2.67	5.36	$—
Exercisable at December 31, 2007	682,883	$2.57	5.53	$—
(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2007, there were 813,185 shares available for grant under the 2003 Plan and the 2000 Plan.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.00 - $1.51	228,577	9.60	$ 1.41	205,277	$ 1.46
$2.60 - $2.70	624,546	3.91	2.61	445,506	2.60
$3.50 - $5.80	12,000	4.68	5.61	12,000	5.61
$6.60 - $22.50	29,200	3.57	10.91	20,100	11.23
	894,323	5.36	$ 2.62	682,883	$ 2.57

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money.  As of December 31, 2007 there were 23,300 options that were in-the-money.   The Company’s closing stock price was $1.28 as of December 31, 2007. The Company issues new shares of common stock upon exercise of stock options.

On July 21, 2006, certain employees and Directors of the Company agreed to cancel approximately 467,000 shares underlying existing stock options in return for the re-pricing of approximately 869,000 existing options at $2.60 per share having a weighted average original exercise price of $11.97.  Option grants that have not been re-priced remain unchanged.  The unvested options which were re-priced continue to vest on original vesting schedules, but in no event vest prior to January 19, 2007.  Previously vested options which were re-priced were fully vested on January 19, 2007.  Re-priced grants will be forfeited if the individual leaves voluntarily.  The Company has accounted for the re-pricing and cancellation transactions as a modification under SFAS No. 123R.

Stock based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors.  Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123.  The Company adopted SFAS No. 123R using the modified prospective transition method.  Accordingly, periods prior to adoption have not been restated.  Compensation cost recognized for the twelve months ended December 31, 2007 and 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R.  The compensation cost was recognized using the straight-line attribution method.

The following table summarizes the allocation of stock-based compensation to expense categories for the years ended December 31, 2007 and 2006 (in thousands):

	For the years ended December 31,
	2007	2006
Cost of revenue	$215	$343
Research and development	357	435
Selling, general and administrative	1,080	2,113
Total stock compensation expense	$1,652	$2,891

For the year ended December 31, 2007, stock compensation was approximately $1.7 million.  At December 31, 2007, total unrecognized compensation costs related to stock options was approximately $1.7 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.6 years.  For the year ended December 31, 2006, stock compensation was approximately $2.9 million.

The Company recognizes compensation expense for options granted to non-employees in accordance with the provision of Emerging Issues Task Force (“EITF”) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which requires using a fair value options pricing model and re-
measuring such stock options to the current fair market value at each reporting period as the underlying options vest and services are rendered.

In determining the fair value of stock options granted during the years ended December 31, 2007, 2006, and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	For the years ended December 31,
	2007	2006	2005

Dividend yield	0%	0%	0%
Risk free interest rates	3.28% - 4.23%	4.59% - 4.82%	4.4%
Expected volatility	105% -106%	123% - 126%	126%
Expected term ( in years)	5 years	5 years	5 years

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

The following table shows the proforma effect on eMagin’s net loss and net loss per share had compensation expense been determined based on the fair value at the award grant date in accordance with SFAS No. 123 for the twelve months ended December 31, 2005 (in thousands, except per share data):

For the year ended December 31, 2005

Net loss applicable to common stockholders, as reported	$(16,528)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Stock-based employee compensation expense determined under fair value method	(3,035)
Pro forma net loss	$(19,563)
Net loss per share:
Basic and diluted, as reported	$(1.94)
Basic and diluted, pro forma	$(2.29)

Warrants

At December 31, 2007, 8,340,509 warrants to purchase shares of common stock are outstanding and exercisable at exercise prices ranging from $0.35 to $27.60 and expiration dates ranging from June 10, 2008 to February 27, 2012.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2004	2,161,823	$11.40
Warrants granted	997,143	10.00
Warrants exercised	(370,820)	6.10
Warrants cancelled	(168,421)	26.70
Balances at December 31, 2005	2,619,725	$10.20
Warrants granted	1,805,037	3.49
Warrants exercised	—	—
Warrants expired	(876,588)	6.90
Balances at December 31, 2006	3,548,174	$7.05
Warrants granted	4,831,859	0.88
Warrants exercised	(9,524)	0.35
Warrants expired	(30,000)	4.26
Balances at December 31, 2007	8,340,509	$2.65

On January 30 and March 25, 2008, the loan agreement with Moriah was amended and restated and 750,000 warrants and 250,000 warrants, respectively, were issued with exercise prices of $1.50 per share.  Please see Note 17 – Subsequent Events for additional information.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak has waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $868 thousand for the year ended December 31, 2007 as income from the license of intangible assets and included this amount in other income on the Consolidated Statement of Operations.

For the years ended December 31, 2007, 2006, and 2005, royalty expense of approximately $1.2 million, $515 thousand, and $191 thousand, respectively, is included in cost of goods sold.

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

The future minimum lease payments through 2009 are as follows (in thousands):

2008	$1,444
2009	538
$1,982

Rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $1.3 million, $1.3 million, and $1.0 million, respectively. The Redmond lease was paid in common stock valued at $42 thousand for the 2005 and 2004 rent period.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005.

Legal proceedings

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 (Case No. 07-CV-8827 (KMK).  The plaintiff seeks unspecified compensatory damages, punitive damages and attorneys’ fees.  On November 26, 2007, the Company served and filed its Answer, in which it denied the material allegations of the Complaint and asserted numerous affirmative defenses.  This action is presently in the discovery stage.  The Company disputes the allegations of the Complaint and intends on vigorously defending this action.

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

Note 13 – RELATED PARTY TRANSACTIONS

2007

On July 23, 2007, the Company entered into Agreements with the note holders and issued 8% Amended Senior Secured Convertible Notes (“Amended Notes”) to the note holders in the principal amount equal to the principal amount outstanding as of July 23, 2007. The due date for the principal payment has been extended to December 21, 2008 and the interest rate increased to 8%. The Amended Notes are convertible into 8,407,612 shares of the Company’s common stock. The conversion price for approximately $5,770,000 of principal was revised from $2.60 to $.75 per share and the conversion price of $.35 per share for $250,000 of principal was unchanged. $3,010,000 of the Notes can convert into 3,010 shares of the Company’s newly formed Series A Convertible Preferred Stock (the “Preferred”) at a conversion price of $1,000 per share. The Preferred is convertible into common stock at the same price allowable by the Amended Notes, subject to adjustment as provided for in the Certificate of Designations. The Amended Notes adjust the exercise price from $3.60 to $1.03 per share for 1,553,468 warrants and require the issuance of 3,831,859 warrants exercisable at $1.03 per share pursuant to which the note holders may acquire common stock, until July 21, 2011.

Two employees and one board member participated in the Agreements. Olivier Prache, Senior VP of Display Operations, has an Amended Note of $10 thousand which may be converted into 13,333 shares, received 9,333 warrants which are exercisable at $1.03 per share, and has 5,385 warrants which are exercisable at $3.60 per share.  John Atherly, former CFO as of January 2, 2008, has an Amended Note of $40 thousand which may be converted into 53,333 shares and received 37,333 warrants which are exercisable at $1.03 per share.   Paul Cronson, Board member, through Navacorp III, LLC, has an Amended Note of $200 thousand which may be converted into 266,666 shares and received 186,666 warrants which are exercisable at $1.03 per share.

Stillwater LLC is a beneficial owner of more than 5% of the Company’s common stock.  Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, has an Amended Note of $700 thousand which may be converted into 933,333 shares and received 653,333 warrants exercisable at $1.03 per share.  Ginola Limited has an Amended Note of $800 thousand which may be converted into 1,066,333 shares and received 746,666 warrants exercisable at $1.03 per share.  Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

Alexandra Global Master Fund Ltd (“Alexandra”) is a beneficial owner of more than 5% of the Company’s common stock.  Alexandra has an Amended Note of $3 million which may be converted into 4 million shares and received 2.8 million warrants exercisable at $1.03 per share.

On March 28, 2007, the Company entered into an amendment to the Stillwater Agreement, originally dated July 21, 2006. On April 9, 2007, the sale of the Stillwater Note and Warrant was complete and the Company issued a 6% Senior Secured Convertible Note in the principal amount of $500,000 and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.48. On July 23, 2007, Stillwater elected to convert $250,000 of the principal amount of the Note and approximately $2,167 of accrued and unpaid interest. Stillwater received 720,476 shares of Common Stock at the conversion price of $0.35.  The remaining 50% was amended to an 8% Amended Senior Secured Convertible Note on July 23, 2007.

A family member of an outside director of eMagin is the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. As a result of the Stillwater transaction, the exercise price of all Series A warrants was reduced from $5.50 to $0.35 per share.   Family members of an outside director of eMagin are holders of Series F warrants to purchase an aggregate of 10,000 shares of common stock.   As a result of the debt transactions, the exercise price of all Series F warrants was ultimately reduced from $8.60 to $4.09 per share.

2006

On July 21, 2006, the Company entered into several Note Purchase Agreements for the sale of approximately $5.99 million of senior secured debentures (the “Notes”) and warrants to purchase approximately 1,800,000 shares of common stock, par value $.001 per share.  The investors purchased $5.99 million principal amount of Notes with conversion prices of $2.60 per share that may convert into approximately 2.3 million shares of common stock and 5 year warrants exercisable at $3.60 per share into approximately 1,600,000 million shares of common stock.  If the Notes are not converted, 50% of the principal amount will be due on July 23, 2007 and the remaining 50% will be due on January 21, 2008.  Commencing September 1, 2006, 6% interest was payable in quarterly installments on outstanding notes.  The Notes were amended on July 23, 2007.

In the Note Purchase transaction, two employees and a board member participated.  Olivier Prache, Senior VP of Display Operations, purchased a $30 thousand promissory note which may be converted into 11,539 shares and received 8,077 warrants which are exercisable at $3.60 per share.  Mr. Prache converted $20 thousand of his promissory note and received 7,693 shares.   John Atherly, CFO, purchased a $40 thousand promissory note which may be converted into 15,385 shares and received 10,770 warrants exercisable at $3.60 per share.  Paul Cronson, Board member, through Navacorp III, LLC purchased a $200 thousand promissory note which may be converted into 76,923 shares and received 53,847 warrants exercisable at $3.60 per share.  The Notes were amended on July 23, 2007.

Stillwater LLC is a beneficial owner of more than 5% of the Company’s common stock.  Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, purchased a $700 thousand promissory note which may be converted into 269,231 shares and received 188,462 warrants exercisable at $3.60 per share.  Ginola Limited purchased an $800 thousand promissory note which may be converted into 307,693 shares and received 215,385 warrants exercisable at $3.60 per share.  Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.  The Notes were amended on July 23, 2007.

A family member of an outside director of eMagin is the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. As a result of the Note Purchase transaction, the exercise price of all Series A warrants was reduced from $5.50 to $2.60 per share.   Family members of an outside director of eMagin are holders of Series F warrants to purchase an aggregate of 10,000 shares of common stock.   As a result of the Note Purchase transaction, the exercise price of all Series F warrants was reduced from $10.90 to $8.60 per share.

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

Stillwater LLC is a beneficial owner of more than 5% of the Company’s common stock.  Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing $500 thousand.  Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

Chelsea Trust Company, as trustee of a trust with the same directors and/or controlling shareholders as Ginola Limited, participated in the sale of equity pursuant to the Securities Purchase Agreement by investing $250 thousand.  Ginola Limited disclaims beneficial ownership of shares owned by Chelsea Trust Company.

In connection with the issuance of the Shares and the warrants pursuant to the Securities Purchase Agreement, the Company was required to lower the exercise prices of existing Series A and F warrants from $10.50 and $12.10 per share, respectively, to $5.50 and $10.90 per share, respectively, pursuant to the anti-dilution provisions of the Series A and F warrants.

A family member of an outside director of eMagin is the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. Accordingly, the exercise price of all Series A warrants was reduced from $10.50 to $5.50 per share.

Note 14 – SEPARATION AND EMPLOYMENT AGREEMENTS

Executive Separation and Consulting Agreement

On January 11, 2007, Gary Jones resigned as the President, Chief Executive Officer, and as a Director of the Company.  Mr. Jones and the Company entered into an Executive Separation and Consulting Agreement (“the Agreement”).  Under the Agreement, the Company made a payment to Mr. Jones in an amount equal to: all accrued salary as of the date of the Agreement plus an additional 30 days of salary (approximately $47 thousand); 360 hours of unused vacation (approximately $55 thousand); advance for legal and accounting fees associated with 2004 stock options ($30 thousand); and an advance for future travel expenditures ($5 thousand). Mr. Jones also received 500,000 shares of registered common stock of the Company valued at $430 thousand. In his consulting relationship, Mr. Jones will be paid $460 thousand upon the consummation of a strategic transaction.   The Company will provide up to $7.5 thousand for reasonable moving expenses of personal property from the New York office.  In addition, the Company will pay up to an additional $30 thousand to Mr. Jones related to personal legal fees.

Compensation Agreement

On January 11, 2007, Dr. K.C. Park was appointed Interim Chief Executive Office, President, and a Director of the Company.  On February 12, 2007, the Company entered into a Compensation Agreement (“the Agreement”) with Dr. Park.  Under the Agreement, the Company paid Dr. Park an annual base salary equal to $300 thousand plus a quarterly increase in his base salary in the amount of $12.5 thousand per fiscal quarter through December 31, 2007.  The Company agreed to issue Dr. Park an aggregate of 250,000 restricted shares of common stock within 10 business days of the completion of a change of control of the Company.  In addition, if a change of control transaction is completed and Dr. Park is not offered a senior executive position in the new organization, the Company has agreed to pay Dr. Park three month’s salary.  K.C. Park resigned effective January 31, 2008.  Please see Note 17 - Subsequent Events.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, its Chief Marketing and Strategy Officer.  The amended agreement provides for an increase in compensation, extends the term of the agreement to January 31, 2010, changes certain incentive award payment requirements, clarifies the basis for incentive award determination, and extends the change-of-control/material change/termination-without-cause compensation payout periods. Please see Note 17 - Subsequent Events.

Note 15 - CONCENTRATIONS

The Company had no customers that accounted for more than 10% of its total revenues in 2007.  In 2006, the Company had one customer that accounted for 13% of its total revenues.  In 2005, the Company had no customers that accounted for more than 10% of its total revenues.

For the year ended December 31, 2007, approximately 51% of the Company’s net revenues were made to customers in the United States and approximately 49% of the Company’s net revenues were made to international customers.  For the year ended December 31, 2006, approximately 59% of the Company's net revenues were made to customers in the United States and approximately 41% of the Company's net revenues were made to international customers.  For the year ended December 31, 2005, approximately 49% of the Company’s net revenues were made to customers in the United States and approximately 51% of the Company’s net revenues were made to international customers.

There were 5 customers which comprised 54% of the outstanding accounts receivable at December 31, 2007.  At December 31, 2006, there were 5 customers which comprised 69% of the outstanding accounts receivable.

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 16 – AMEX DELISTING

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

The delisting from the AMEX triggered a compliance condition on the notes payable.  As a result the Company was required to pay the note holders monthly interest at 1% rather than .5% on the outstanding principal of the notes payable.  The Company received a waiver from the note holders that allowed the Company to accrue the interest and delay the interest payment until the earliest of the Company (i) completing $2 million of debt or equity financing or (ii) the occurrence of a Repurchase Event per the note.  On July 23, 2007, the Company entered into Amended Agreements with the note holders where the 1% monthly interest will no longer accrue and the accrued interest was forgiven.

Note 17 – SUBSEQUENT EVENTS

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.  Michael D. Fowler became the Company’s Interim Chief Financial Officer effective December 27, 2007.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company will pay Dr. Park severance of $60 thousand to be payable over a three month period.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for a term beginning February 1 and ending on August 1, 2008.  He will be paid a sum of $75 thousand, payable in monthly installments of $10 thousand for the first three months of the term and $15 thousand for the remaining three months of the term.  In addition to the compensation, Dr. Park will be entitled to receive non-qualified stock options to acquire 18,750 shares of common stock on each three month anniversary of the Agreement at the fair market value on the date of the grant and will be fully vested and exercisable on the date of the grant.  If the Agreement is not renewed at the end of the term, he will be entitled to an additional grant of 18,750 shares of common stock with the same terms.  In addition, on May 1, 2008, Dr. Park will be entitled to receive non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and will be fully vested.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, its Chief Marketing and Strategy Officer.  The amended agreement provides for an increase in compensation, extends the term of the agreement to January 31, 2010, changes certain incentive award payment requirements, clarifies the basis for incentive award determination, and extends the change-of-control/material change/termination-without-cause compensation payout periods.

Michael D. Fowler, the Company’s Interim Chief Financial Officer, has indicated his intention to resign his position with the Company following the filing of the Annual Report on Form 10-K for December 31, 2007 to pursue other interests.

Line of Credit

On January 30, 2008, the Company amended and restated its Loan and Security Agreement (“Amended Loan Agreement”) with Moriah.  The Amended Loan Agreement’s borrowing base calculation was modified to include 70% of eligible foreign accounts.  The Loan conversion agreement was terminated. The amendment eliminated optional conversion of principal up to $2.0 million into common stock at $1.50, in lieu of issuance of a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013.

The Amended Loan Agreement has specific terms to which the Company must comply including (a) maintaining a lockbox account into which payments from related accounts receivable must be deposited, (b) periodic certifications as to borrowing base amounts equaling or exceeding net balances outstanding under the Line of Credit, and (c) a requirement that a registration statement with respect to shares held or to be issued to the lender be filed within thirty days of January 30, 2008.  A delay in establishing the required lockbox account created a technical default under the Line of Credit agreement.  Similarly, the production and subsequent discovery of defective displays resulted in an inadvertent overstatement of inventory during December, January and early February that created a technical default under the agreement.  Finally, the Company was not able to complete the registration of shares within the thirty day timeframe mandated in the amended agreement.  On March 25, 2008 the Company received a waiver from the lender (a) waiving compliance with the lockbox account requirement through March 14, 2008, (b) waiving compliance with the borrowing base requirement in so far as it related exclusively to the defective displays inadvertently included in inventory, and (c) extending the period for filing a registration statement for certain shares held or to be issued to the lender until April 29, 2008.

Effective March 25, 2008, the Company amended the Warrant Issuance Agreement (“Amended Warrant Agreement”) with Moriah. In connection with such amendment, the Company issued a Warrant to purchase an additional 250,000 shares of its common stock at a price of $1.50 expiring March 25, 2013.

Incentive Compensation Plan

On February 20, 2008, the Board of Directors authorized the establishment of the 2007 Incentive Stock Plan with 2,000,000 options available for grant.  The 2007 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.

Private Placement

On April 2, 2008, the Company completed a private placement of its common stock with several institutional investors for gross proceeds of $1.65 million.  The transaction involved the sale of 1,586,539 shares of common stock at $1.04 per share, or the 5-day average closing price of the Company’s common stock on the trading days immediately preceding the closing date.  The Company also issued to the investors 793,273 warrants to buy our common stock at a price of $1.30 per share.  Pursuant to the transaction, the Company is obligated to file a registration statement for the shares issued as well as shares underlying the warrants by May 17, 2008.

Note 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2007 and 2006 are as follows (in thousands except per share data):

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$3,609	$4,232	$5,071	$4,642
Gross margin	$494	$1,286	$2,012	$1,134
Net loss	$(2,937)	$(1,728)	$(12,651)	$(1,172)
Net loss per share – basic and diluted	$(0.27)	$(0.15)	$(1.06)	$(0.10)
Weighted average number of shares outstanding – basic and diluted	10,792	11,176	11,935	12,249

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$1,641	$1,674	$2,292	$2,562
Gross margin (loss)	$(1,388)	$(1,291)	$(648)	$137
Net loss	$(5,160)	$(4,838)	$(3,769)	$(1,499)
Net loss per share – basic and diluted	$(0.52)	$(0.48)	$(0.37)	$(0.15)
Weighted average number of shares outstanding – basic and diluted	10,004	10,011	10,077	10,196

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2007, as further described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for eMagin.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

Management’s Assessment

Management has determined that, as of the December 31, 2007 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2007, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of December 31, 2007 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and excessive employee turnover, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions.  During the latter part of 2007 we experienced significant turnover of personnel in our finance and accounting department, including the positions of Chief Financial Officer and Staff Accountant.  The reduced staffing resulted in instances of altered responsibilities and improper role definition leading to lapses in proper segregation of duties.  The lack of appropriately skilled personnel and less effective monitoring activities related to employee turnover could result in material misstatements to financial statements not being detected in a timely manner.

Deficiencies pertaining to the lack of controls or ineffectively designed controls.  Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined, and controls were not in place.

Deficiencies related to information technology control design and operating effectiveness weaknesses.  This material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, (3) inconsistent investigation of system errors and the absence of timely or properly considered remedial actions, and  (4) over reliance on spreadsheet applications without quality control assurances.  These factors could lead to material errors and misstatements to financial statements occurring without timely detection.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting.  Certain internal control procedures were developed during the latter part of 2007.  When testing occurred to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively.  Insufficient time remained to remediate these material weaknesses prior to year-end.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above.  The remediation measures include or are expected to include the following:

•	Hiring of more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.

•	Reassigning and altering functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.

•	Updating of our policies and procedures along with control matrices and implementing testing procedures to ensure ongoing compliance.

•	Establishing programs to provide ongoing training and professional education and development plans for accounting department personnel.

•
Adding additional information technology staffing and implementing information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

•	Restoring our executive management team with qualified and experienced business leaders to provide day-to-day management oversight and strategic direction.

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate.  Our audit committee has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management.  Our management and the audit committee will actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of our directors and executive officers as of March 31, 2008:

Name	Age	Position
Adm. Thomas Paulsen (Ret.) (2)(3*)	71	Interim Chief Executive Officer and President, Chairman of the Board, Director
Michael D. Fowler	64	Interim Chief Financial Officer
Susan K. Jones	56	Chief Market and Strategy Officer, Secretary
Claude Charles (1)	71	Director
Paul Cronson	51	Director
Irwin Engelman (1*)	73	Director
Dr. Jacob Goldman (2*)(3)	86	Director
Brig. Gen. Stephen Seay (Ret.) (1)(3)	61	Director

(1)	Audit Committee
(2)	Governance & nominating Committee
(3)	Compensation Committee
* Committee Chair

Rear Admiral Thomas Paulsen was appointed Interim CEO and President in January 2008 and has served as a director since July 2003. Admiral Thomas Paulsen served for over 34 years in the US Navy in Command Control, Communications and Intelligence (C3I), Telecommunications, Network Systems Operations, Computers and Computer Systems Operations until his retirement in 1994 as a Rear Admiral. He then served as Chief Information Officer for Williams Telecommunications. Admiral Paulsen has served as a director of Umbanet, Inc. since 2002. Since 2000, Admiral Paulsen has served on the Board of Governors of the Institute of Knowledge Management, George Washington University. Since 1994, he has served as the Chairman of the Advisory Board and President Emeritus of the Center for Advanced Technologies (CAT) and a Managing Partner on the National Knowledge and Intellectual Property Management Taskforce, a not-for-profit company headquartered in Dallas, Texas, and is a member of the Board of Governors for the Japanese American National Museum, Los Angeles, California.

Michael D. Fowler became the Company’s Interim Chief Financial Officer on December 27, 2007. Mr. Fowler has been a partner with Tatum, LLC (“Tatum”) for 4 years.  Tatum is an executive services firm.  From 2005 to 2007, Mr. Fowler served as Chief Financial Officer for Torrent Energy, a NASDAQ-traded natural gas exploration company.  From 2004-2005, Mr. Fowler served as the Chief Financial Officer for Pacific West Bank. From 2003-2005, Mr. Fowler provided strategic financial planning services to a  number of companies, including Swan Island Networks, a security software provider to the Departments of Homeland Security and Defense, Apex Construction Systems, a building materials manufacturer and Portland Teachers Credit Union, a regional financial institution.  From 2001 to 2003, Mr. Fowler served as the Chief Financial Officer of Wellpartner, Inc. a venture-backed, internet/mail order pharmacy Company.  Mr. Fowler has a Master of Business Administration and a Bachelor of Science in electrical engineering from University of Utah.

Susan K. Jones has served as Executive Vice President and Secretary since 1992, and assumed responsibility of Chief Marketing and Strategy Officer in 2001. Ms. Jones has more than 30 years of industrial experience, including senior research, management, and marketing assignments at Texas Instruments and Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or chairs committees for industry organizations including IEEE, SPIE, and SID. Ms. Jones served as a director of eMagin Corporation from 1993 to 2000 and was a director of Virtual Vision, Inc. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology, holds more than a dozen patents, and has authored more than 100 papers and talks.

Claude Charles has served as a director since April of 2000. Mr. Charles has served as President of Azure Capital Limited since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings. Prior to 1996, Mr. Charles has also served as a director and in senior executive positions at SG Warburg and Co. Ltd., Peregrine Investment Holdings, Trident International Finance Ltd., and Dow Banking Corporation. Mr. Charles holds a B.S. in economics from the Wharton School at the University of Pennsylvania and a M.S. in international finance from Columbia University.

Paul Cronson has served as a director since July of 2003. Mr. Cronson is Managing Director of Larkspur Capital Corporation, which he founded in 1992. Larkspur is a broker dealer that is a member of the National Association of Securities Dealers and advises companies seeking private equity or debt. Mr. Cronson's career in finance began in 1979 at Laidlaw, Adams Peck where he worked in asset management and corporate finance. From 1983 to 1985, Mr. Cronson worked with Samuel Montagu Co., Inc. in London, where he marketed eurobond issuers and structured transactions. Subsequently from 1985 to 1987, he was employed by Chase Investment Bank Ltd., where he structured international debt securities and he developed "synthetic asset" products using derivatives. Returning to the U.S., he joined Peter Sharp Co., where he managed a real estate portfolio, structured financings and assisted with capital market investments until 1992. Mr. Cronson received his BA from Columbia College in 1979, and his MBA from Columbia University School of Business Administration in 1982. He is on the Board of Umbanet, in New York City, a private company specializing in email based distributed applications and secure messaging.

Irwin Engelman has served as a director since May of 2005. He is currently a consultant to various industrial companies. He is currently a director of Sanford Bernstein Mutual Funds, a publicly-traded company, and a member of its audit committee. From November 1999 until April 2002, he served as Executive Vice President and Chief Financial Officer of YouthStream Media Networks, Inc., a media and retailing company serving high school and college markets. From 1992 until April 1999, he served as Executive Vice President and Chief Financial Officer of MacAndrews and Forbes Holdings, Inc., a privately-held financial holding company. From November 1998 until April 1999, he also served as Vice Chairman, Chief Administrative Officer and a director of Revlon, Inc., a publicly-traded consumer products company. From 1978 until 1992, he served as an executive officer of various public companies including International Specialty Products, Inc. (a subsidiary of GAF Holdings Inc.), CitiTrust Bancorporation, General Foods Corporation and The Singer Company. Mr. Engelman received a BBA in Accounting from Baruch College in 1955 and a Juris Doctorate from Brooklyn Law School in 1961. He was admitted practice law in the State of New Jersy in 1962. In addition, he was licensed as a CPA in the State of New Jersey in 1966.

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

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of eMagin common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except as noted below:

There was one Form 4 filed late by Dr. K. C. Park and Susan K. Jones filed a Form 5 as a result of certain unfiled Form 4 filings.

General Information Concerning the Board of Directors

The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. As of March 31, 2008, Irwin Engelman is the only Class A Director, and will hold office until the next Annual Meeting of our stockholders. Paul Cronson, Admiral Thomas Paulsen, and General Stephen Seay are Class B directors who will hold office until the 2009 Annual Meeting. Claude Charles and  Dr. Jacob Goldman are Class C directors who will hold office until the next Annual Meeting.  There was no Annual Meeting held during 2007.   In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

Our Board of Directors held 20 meetings during 2007. Our independent directors met in executive session on a periodic basis in connection with regular meetings, as well as in their capacity as members of our Audit Committee and Compensation Committee.

Compensation of Directors

Non-management directors receive options under the 2003 Stock Option Plan. Under the 2003 Plan, a grant of options to purchase 6,000 shares of common stock will automatically be granted on the date a director is first elected or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. For calendar years 2007 and 2008, Directors shall receive an annual cash retainer of $10,000 and an annual stock retainer of 25,000 options, fully vested, at market price on the date of issuance. In addition to the options to purchase 6,000 shares of common stock automatically granted upon joining the Board, each Director thereafter will receive an annual grant of options to purchase 1,000 shares of common stock at the fair market value as determined on the date of grant, which options will vest on December 31 in the year granted. Directors receive an additional 500 upon re-election. Directors are also granted options based on committee assignments consisting of options to purchase 500 shares per year for members of the compensation committee, 1,000 shares for the governance committee and 1,500 shares for the audit committee. Each committee chair will receive 250 additional shares.  In addition, each non-management director receives $1,000 for each in-person Board meeting, and $500 for each teleconference meeting or Committee meeting. Directors are eligible for reimbursement for ordinary expenses incurred in connection with attendance at such meetings.

The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Audit Committee has adopted an Audit Charter, which is posted on our website at http://www.emagin.com/investors.The Audit Committee is composed of three Directors, Claude Charles, Irwin Engelman, and Adm. Stephen Seay. The Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent. The Board has determined that Mr. Engelman is an “audit committee financial expert” as defined by the SEC. During 2007, the Audit Committee held 5 meetings via teleconference.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is presently composed of three Directors, Jack Goldman, Thomas Paulsen, and Stephen Seay, each of whom the Board has determined to be independent and none of whom has been an employee of the Company. During 2007, the Compensation Committee held 4 meetings in person or through a conference call.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance and ethics policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our website at http://www.emagin.com/investors.   The Governance and Nominating Committee is composed of Jack Goldman and Thomas Paulsen, each of whom the Board has determined to be independent. During 2007, the Governance and Nominating Committee held 1meeting.

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

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

•	high personal and professional ethics and integrity;
•	the ability to exercise sound judgment;
•	the ability to make independent analytical inquiries;
•	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and
•	the appropriate and relevant business experience and acumen

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

•	whether the person would qualify as an “independent” director under the listing standards of the OTC Bulletin Board;
•	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and
•	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2007 compensation program and related decisions.

Compensation Discussion and Analysis

The objectives of our compensation program are as follows:

•	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
•	Attract, hire and retain well-qualified executives.

The compensation level of our executives generally reflects their unique position and incentive to positively affect our future operating performance and shareholder value. Part of the compensation of our executives is from equity compensation, primarily through stock option grants or restricted stock awards. The stock option exercise price is generally the fair market value of the stock on the date of grant. Therefore, a gain is only recognized if the value of the stock increases, which promotes a long term alignment between the interests of the Company’s executives and its shareholders. For that reason, stock options are a component of 100% of our employees’ salary package.

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

The Board of Directors has established a Compensation Committee, comprised exclusively of independent outside directors which approves all compensation and awards to executive management. The members of the Compensation Committee have extensive executive level experience in other companies and bring a perspective of reasonableness to compensation matters with our Company. In addition, the Compensation committee compares executive compensation practices of similar companies at similar stages of development.

Generally on its own initiative, at least annually, the Compensation Committee reviews the performance of executives and establishes compensation levels based on the performance evaluation, historical compensation levels of the executives, levels of responsibility and contributions to the Company, and comparable position studies provided by independent sources.  With respect to equity compensation, the Compensation Committee approves all option grants, generally based on the recommendation of the president and chief executive officer and has delegated granting authority to the president and chief executive officer or, on occasion, his designee. Executives are eligible to receive bonus compensation at the discretion of the Compensation Committee, which is primarily based on the achievement of certain goals and objectives and the executive’s contributions to the Company. Executives also are entitled to participate in the same benefit plans that are available to other Company employees.

Compensation for the Chairman, Interim Chief Executive Officer and President

Admiral Paulsen is currently serving as Interim Chief Executive Officer. Admiral Paulsen receives an annual stipend of $60,000 for serving as Non-Executive Chairman of the Board. No change has occurred in Admiral Paulsen’s compensation as a director of the Company as a result of his accepting the temporary position of Interim Chief Executive Officer and President.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2007, 2006 and 2005 exceeded $100,000.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards		Option awards	Non-equity incentive plan compen-sation	Change in pension value and non qualified deferred compensation	All Other Compensation		Total
Name and principal position	Year	($)	($)	($)		($), (a)	($)	($)	($)		($)

K.C. Park, Interim President and Chief Executive Officer (1)	2007	313,462	-	40,000	(4)	-	-	-	-		353,462
	2006	200,000	-	-		-	-	-	-		-
	2005	119,923	-	-		141,362	-	-	-		141,362

Gary Jones, President and Chief Executive Officer (2)	2007	102,060	-	430,000	(5)	-	-	-	51,638	(6)	583,698
	2006	368,170	-	-		-	-	-	127,928	(7)	496,098
	2005	320,313	-	-		404,150	-	-	147,420	(7)	871,883

John D. Atherly, Chief Financial Officer (3)	2007	243,000	-	-		-	-	-	-		243,000
	2006	242,308	-	-		-	-	-	-		242,308
	2005	221,406	-	-		316,240	-	-	-		537,646

Susan Jones, Executive Vice President, Chief Marketing and Strategy Officer, and Secretary	2007	278,888	-	-		-	-	-	175,184	(8)	454,072
	2006	289,163	-	-		-	-	-	81,379	(8)	370,542
	2005	259,568	26,049	-		316,240	-	-	26,049	(8)	627,906

(1) Dr. Park was appointed Interim President and Chief Executive Officer in January 2007 and resigned his post in January 2008.  Prior to January 2007, Dr. Park served as  Executive Vice President of International Operations.

(2) Mr. Jones resigned as President and Chief Executive Officer in January 2007.
(3) Mr. Atherly resigned as Chief Financial Officer in January 2008.
(4) This amount represents a retention bonus in the form of a stock grant that was issued to the named executive officer.
(5) This amount represents a payment in the form of a stock grant pursuant to Mr. Jones' severance agreement.  Previously granted options that remained unexercised were also forfeited pursuant to the severance agreement.

(6) This amount represents legal and accounting fee reimbursement for the benefit of the named executive officer.
(7) This amount represents relocation expense reimbursement for the benefit of the named executive officer.
(8) This amount represents deferred dollar amount earned in sales incentive compensation by the named executive officer.

Column note:
(a) The amounts in this column represent the fair value of option awards to the named executive officer as computed on the date of the option grants using the Black-Scholes option-pricing model.

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2007, and each person who served as an executive officer of eMagin Corporation as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#), (a)	($)	Date	(#)	($)	(#)	($)
K.C. Park, Interim President and Chief Executive Officer (1)	465	-	465	2.60	July 21, 2008	-	-	-	-
	19,500	-	19,500	2.60	May 10, 2009	-	-	-	-
	3,676	-	3,676	2.60	January 11, 2010	-	-	-	-
	6,500	-	6,500	2.60	March 17, 2010	-	-	-	-
	6,500	-	6,500	2.60	November 30, 2012	-	-	-	-
	6,846	-	6,846	2.60	April 24, 2013	-	-	-	-
	4,108	-	4,108	2.60	August 30, 2013	-	-	-	-
	4,108	-	4,108	2.60	December 1, 2013	-	-	-	-

John D. Atherly, Chief Financial Officer (2)	24,375	8,125	32,500	2.60	June 16, 2011	-	-	-	-
	-	25,000(3)	25,000	2.60	June 16, 2011	-	-	-	-
	16,250	-	16,250	2.60	March 17, 2012	-	-	-	-
	11,700	-	11,700	2.60	November 30, 2012	-	-	-	-

Susan Jones, Executive Vice President, Chief Marketing and Strategy Officer, and Secretary	48,750	-	48,750	2.60	May 17, 2009	-	-	-	-
	16,770	-	16,770	2.60	January 11, 2010	-	-	-	-
	9,685	-	9,685	2.60	January 11, 2010	-	-	-	-
	16,250	-	16,250	2.60	March 17, 2010	-	-	-	-
	11,700	-	11,700	2.60	November 30, 2012	-	-	-	-
	11,932	-	11,932	2.60	April 24, 2013	-	-	-	-
	7,159	-	7,159	2.60	August 30, 2013	-	-	-	-
	7,159	-	7,159	2.60	December 1, 2013	-	-	-	-

(1) Dr. Park was appointed Interim President and Chief Executive Officer in January 2007 and resigned his post in January 2008.
(2) Mr. Atherly resigned as Chief Financial Officer in January 2008 and has forfeited all options shown above.
(3) 25,000 options subject to vesting when the Company completes four consecutive EBITDA positive quarters.

Column note:

On November 3, 2006, a reverse stock split, ratio of 1-for-10, became effective.  All stock options presented reflect the stock split.
(a) The options in this column were repriced.   On July 21, 2006, certain employees agreed to cancel a portion of their existing stock options in return for repricing the remaining stock options at $2.60 per share.  The repriced unvested options continued to vest on the original schedule.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2007.  There were no shares of stock awarded or vested with respect to any of those executive officers.

Pension Benefits

eMagin does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

eMagin does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

Effective January 1, 2006, the Company entered into a revised executive employment agreement with Susan K. Jones, Chief Marketing and Strategy Officer. The agreement is effective for an initial term of three years. The agreement provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Ms. Jones at any time with or without notice and with or without cause (as such term is defined in the agreements). If Ms. Jones’ employment is terminated without cause, or if Ms. Jones resigns with good reason (as such term is defined in the agreements), or Ms. Jones’ position is terminated or significantly changed as result of change of control (as such term is defined in the agreements), Ms. Jones shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreement. If Ms. Jones voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), she shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreement includes other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions.  On April 17, 2006, the parties entered into amendments to the employment agreements pursuant to which the parties clarified that the Company has agreed to pay for health benefits equivalent to medical and dental benefits provided during Ms. Jones’ full time employment until the end of the agreement’s full term or twenty-four (24) months, whichever is greater.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, its Chief Marketing and Strategy Officer.  The amended agreement provides for an annual base salary of $315 thousand, an extension of  the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement.

On January 11, 2007, Dr. K.C. Park was appointed Interim Chief Executive Officer, President, and a Director of the Company.  On February 12, 2007, the Company entered in a Compensation Agreement (“the Agreement”) with Dr. Park.  Under the Agreement, the Company has agreed to pay Dr. Park an annual base salary equal to $300 thousand plus a quarterly increase in his base salary in the amount of $12.5 thousand per fiscal quarter through December 31, 2007.  The Company agreed to issue Dr. Park an aggregate of 250,000 restricted shares of common stock within 10 business days of the completion of a change of control of the Company.  In addition, if a change of control transaction is completed and Dr. Park is not offered a senior executive position in the new organization, the Company has agreed to pay Dr. Park three month’s salary.  On January 31, 2008, Dr. Park resigned his positions as Interim Chief Executive Officer, President and Director.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits Ms. Jones would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 31, 2007, the last business day of the fiscal year:

Name	Voluntary Resignation w/o Good Reason	Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause	Involuntary Termination with a Change in Control
Susan Jones
Cash severance	$—	$566,860	(1)	$566,860	(1)	$—	$566,860	(1)
Post-termination health and welfare	$—	$—		$11,988	(2)	$—	$—
Vesting of stock options	$—	$—	(3)	$—		$—	$—	(3)

(1) This amount reflects the lump sum that is payable within thirty days of the triggering event to the named executive.  All calculations were made as of December 31, 2007 using then current salary figures for the named executive.

(2) This amount reflects the COBRA payments for health and dental benefits that eMagin would make on behalf of the named executive.

(3)  This amount would reflect the value of the stock option awards that were unvested as of December 31, 2007 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event.  As of December 31, 2007, all stock options were fully vested.

Director Compensation Arrangements

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2007.  The table includes only directors that were not employees of eMagin Corporation.  Any director who was also an executive officer is included in the Summary Compensation Table.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash($)	Stock awards ($)	Option awards($)	Non-equity incentive plan compensation($)	Change in pension value and nonqualified deferred compensation earnings($)	All other compensation ($)	Total($)
Claude Charles	8,000	-	42,932	-	-	-	50,932
Paul Cronson	8,000	-	40,228	-	-	-	48,228
Irwin Engelman	8,000	-	33,924	-	-	-	41,924
Jack Goldman	8,000	-	42,139	-	-	-	50,139
Thomas Paulsen	66,672	-	41,184	-	-	-	107,856
Stephen Seay	8,000	-	32,586	-	-	-	40,586

The following table sets forth information with respect to the outstanding equity awards of our directors as of December 31, 2007:

	OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#), (a)	($)	Date	(#)	($)	(#)	($)
Claude Charles	1,000	-	1,000	3.50	January 2, 2010	-	-	-	-
	975	-	975	2.60	July 2, 2010	-	-	-	-
	650	-	650	2.60	September 2, 2010	-	-	-	-
	3,250	-	3,250	2.60	April 5, 2011	-	-	-	-
	1,950	-	1,950	2.60	June 15, 2014	-	-	-	-
	975	-	975	2.60	September 30, 2015	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	12,700	-	12,700	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-

Paul Cronson	4,875	-	4,875	2.60	July 2, 2010	-	-	-	-
	1,625	-	1,625	2.60	June 15, 2014	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	10,400	-	10,400	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
							-	-
Irwin Engelman	3,900	-	3,900	2.60	October 3, 2012	-	-	-	-
	975	-	975	2.60	September 30, 2015	-	-	-	-
	163	-	163	2.60	October 3, 2015	-	-	-	-
	5,038	-	5,038	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-

Jacob Goldman	650	-	650	2.60	July 2, 2010	-	-	-	-
	3,900	-	3,900	2.60	September 2, 2010	-	-	-	-
	2,113	-	2,113	2.60	June 15, 2014	-	-	-	-
	650	-	650	2.60	September 30, 2015	-	-	-	-
	488	-	488	2.60	October 3, 2015	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	12,026	-	12,026	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#), (a)	($)	Date	(#)	($)	(#)	($)
Thomas Paulsen	3,900		3,900	2.60	July 30, 2010	-	-	-	-
	1,300	-	1,300	2.60	June 15, 2014	-	-	-	-
	1,625	-	1,625	2.60	September 30, 2015	-	-	-	-
	3,250	-	3,250	2.60	October 3, 2015	-	-	-	-
	813	-	813	2.60	December 31, 2015	-	-	-	-
	11,213	-	11,213	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-

Stephen Seay	3,900	-	3,900	2.60	February 14, 2016	-	-	-	-
	3,900	-	3,900	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-

Column note:
On November 3, 2006, a reverse stock split, ratio of 1-for-10, became effective. All stock options presented reflect the stock split.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of eMagin during years ending December 31, 2005, 2006 and 2007.  In addition, during the most recent fiscal year, no eMagin executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.   On January 31, 2008, Dr. K.C. Park resigned as our Interim Chief Executive Officer and President; and Thomas Paulsen, a director and Chairman of both the Board of Directors and the Compensation Committee, assumed that role on an interim basis until Dr. Park’s replacement is named.  No change in Admiral Paulsen’s compensation as a director of the Company has occurred as a result of his accepting the temporary position of Interim Chief Executive Officer and President.

Compensation Committee Report

The Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in eMagin’s 10-K.  This report is provided by the following independent directors, who comprise the Committee:

Thomas Paulsen (Chairman)
Jacob Goldman
Stephen Seay

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2007:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	487,674	$2.14	817,215
Equity compensation plans not approved by security holders	406,649	$3.02

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of April 2, 2008, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Moriah Capital L.P. (1)	1,162,500	3.5%
Stillwater LLC (2)	5,902,171	17.6%
Alexandra Global Master Fund Ltd (3)	3,120,455	9.3%
Ginola Limited (4)	5,061,384	15.1%
Susan K Jones (5)	960,996	2.9%
Rainbow Gate Corporation (6)	1,933,796	5.8%
Kettle Hill (7)	721,155	1.7%
Paul Cronson (8)	539,899	1.6%
K. C. Park (8)	52,660	*
Claude Charles (10)	50,400	*
Jack Goldman (11)	48,727	*
Thomas Paulsen (12)	47,101	*
Engelman, Irwin (13)	35,076	*
Seay, Stephen(14)	32,800	*
All executive officers and directors as a group (consisting of 8 individuals) (15)	1,714,999	5.1%

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 14,207,439 shares of common stock outstanding on April 2, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 2, 2008, as described below.

(1) This figure represents (i) 162,500 shares owned by Moriah Capital, L.P and (ii) warrants held by Moriah Capital L.P. to purchase 1,000,000 shares.
(2) This figure represents: (i) 2,224,769 shares owned by Stillwater LLC, which includes 262,842 shares owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; (ii) warrants held by Stillwater LLC to purchase 2,029,784 shares, which includes warrants to purchase 737,621 shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; and (iii) 1,647,618 shares of common stock underlying an 8% senior convertible note which includes 933,333 shares of common stock underlying an 8% senior convertible note held by Rainbow Gate Corporation, which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Stillwater LLC, and Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation
(3) This figure represents:  (1) 363,636 shares owned by Alexandra Global Master Fund; (ii) warrants held to purchase 1,018,182 shares; and (iii) 1,738,637 shares of common stock underlying an 8% senior convertible note. Alexandra Investment Management, LLC, a Delaware limited liability company (“AIM”), serves as investment adviser to Alexandra Global Master Fund Ltd., a British Virgin Islands company (“Alexandra”).  By reason of such relationship, AIM may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra. AIM disclaims beneficial ownership of such shares of common stock. Mr. Mikhail A. Filimonov (“Filimonov”) is the Chairman, Chief Executive Officer, Chief Investment Officer and a managing member of AIM.  By reason of such relationships, Filimonov may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra.  Filimonov disclaims beneficial ownership of such shares of common stock.
(4) This figure represents: (i) 1,226,934 shares owned by Ginola Limited, which include 262,842 shares held indirectly by Rainbow Gate Corporation, 65,080 shares owned by Ogier Trustee(Jersey) Limited, as trustee, 57,371 shares owned by Chelsea Trust Company Limited, as trustee, and 240,385 shares owned by Crestflower Corporation. Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation, Ogier Trustee (Jersey) Limited, as trustee, and Chelsea Trust Company Limited, as trustee; and (ii) warrants held by Ginola Limited to purchase 1,834,451 common shares, which includes warrants to purchase 737,621 shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation, and warrants to purchase 32,540 shares owned by Ogier Trustee (Jersey) Limited, as trustee, 27,273 shares of common stock issuable upon exercise of a common stock purchase warrant held indirectly by Chelsea Trust Company Limited, as trustee, and 120,193 shares of common stock issuable upon exercise of common stock purchase warrant held by Crestflower Corporation (Ginola Limited disclaims beneficial ownership of the shares owned by Ogier Trustee (Jersey) Limited, as trustee and Chelsea Trust Company Limited, as trustee); and (iii) 1,999,999 shares of common stock underlying an 8% senior convertible note, which includes 933,333 shares of common stock underlying an 8% senior convertible note held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation. Stillwater LLC and Ginola Limited are beneficially owned by separate individuals and therefore do not exert voting control over one another. However, Stillwater LLC does include the shares held by Rainbow Gate as “beneficially owned” since the sole member of Stillwater LLC is investment manager and sole director of Rainbow Gate Corporation and exerts voting control over such shares Jonathan White, Christopher Renouf, Richard Thomas, Peter Bertram, Marc Yates, Steven Meiklejohn, Clive Chaplin, Michael Lombardi, Nicholas Kershaw, Christopher Byrne, Simon Willing, Matthew Swan, Paul Willing, Philip Norman, Nicholas Ward, Philip Le Cornu, Peter Gatehouse, Susan Ford, Robert Fraser, Paul Perris, Raulin Amy, Daniel Richards, Jane Pearce, Roger Le Tissier, William Simpson, Marcus Leese, Simon Davies exercise the shared voting power with respect to the shares held in the name of Ogier Trustee (Jersey) Limited. Stuart Baker, Joerg Fischer, Charles Lubar, Christopher Mitchell, Leslie Schreyer, and Jonathan White exercise the shared voting power with respect to the shares held in the name of Chelsea Trust Company Limited. Jonathan White, Joerg Fischer and Steven Meiklejohn exercise the shared voting power with respect to the shares held in the name of Crestflower Corporation. Jonathan White, Joerg Fischer and Steven Meiklejohn are the directors of Ginola Limited and exercise the shared voting power with respect to the shares held in the name of Ginola Limited.
(5) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including (i) 672,799 shares owned by Gary Jones and 158,792 shares owned by Susan Jones; and (ii) 129,405 shares of common stock issuable upon exercise of stock options held by Susan Jones.
(6) This figure represents:  (1) 262,642 shares owned by Rainbow Gate Corporation; (ii) warrants held by to purchase 737,621 shares; and (iii) 933,333 shares of common stock underlying an 8% senior convertible note. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation.
(7) This figure represents (i) 480,769 shares of common stock owned by Kettle Hill of which 110,577 shares held by Kettle Hill Partners, LP, 197,115 shares held by Kettle Hill Partners II, LP, and 173,077 shares held by Kettle Hill Offshore, Ltd. and (ii) warrants held by Kettle Hill to purchase 240,386 common shares which includes warrants to purchase 55,289 shares held by Kettle Hill Partners, LP, warrants to purchase 98,558 shares held by Kettle Hill Partners II, LP, and warrants to purchase 86,539 shares held by Kettle Hill Offshore, Ltd.  Kettle Hill Capital Management, LLC acts as investment manager for Kettle Hill Partners, LP, Kettle Hill Partners II LP, and Kettle Hill Offshore, Ltd.
(8) This figure represents 19,198 shares owned by Mr. Cronson, 208,235 shares underlying warrants, 45,800 shares underlying options, and 266,666 shares of common stock underlying an 8% senior convertible note held directly and indirectly by Paul Cronson. This includes (i) 12,097 common stock shares and 4,286 shares underlying warrants held indirectly by a family member of Paul Cronson; (ii) 4,366 shares underlying warrants held indirectly by Larkspur Corporation of which he is the Managing Director and (iii) 186,666 shares underlying warrants and 266,666 shares of common stock underlying an 8% senior convertible note held indirectly by Navacorp III, LLC. Mr. Paul Cronson exercises the sole voting power with respect to the shares held in the name of Larkspur Corporation, and Paul Cronson exercises the sole voting power with respect to the shares held in the name of Navacorp III, LLC.
(9) This figure represents:  (i) 957 shares owned by Dr. Park; and (ii) 51,703 shares of common stock issuable upon exercise of stock options.
(10) This figure represents shares underlying options.
(11) This figure represents shares underlying options.
(12) This figure represents shares underlying options.
(13) This figure represents shares underlying options.
(14) This figure represents shares underlying options.
(15) This figure represents:  (i) 851,746 shares; (ii) warrants held to purchase 208,235 shares; (iii) 441,012 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On July 23, 2007, the Company entered into Agreements with the note holders and issued 8% Amended Senior Secured Convertible Notes (“Amended Notes”) to the note holders in the principal amount equal to the principal amount outstanding as of July 23, 2007. The due date for the principal payment has been extended to December 21, 2008 and the interest rate increased to 8%. The Amended Notes are convertible into 8,407,612 shares of the Company’s common stock. The conversion price for approximately $5,770,000 of principal was revised from $2.60 to $.75 per share and the conversion price of $.35 per share for $250,000 of principal was unchanged. $3,010,000 of the Notes can convert into 3,010 shares of the Company’s newly formed Series A Convertible Preferred Stock (the “Preferred”) at a conversion price of $1,000 per share. The Preferred is convertible into common stock at the same price allowable by the Amended Notes, subject to adjustment as provided for in the Certificate of Designations. The Amended Notes adjust the exercise price from $3.60 to $1.03 per share for 1,553,468 warrants and require the issuance of 3,831,859 warrants exercisable at $1.03 per share pursuant to which the note holders may acquire common stock, until July 21, 2011.

Two employees and one board member participated in the Agreements. Olivier Prache, Senior VP of Display Operations, has an Amended Note of $10 thousand which may be converted into 13,333 shares, received 9,333 warrants which are exercisable at $1.03 per share, and has 5,385 warrants which are exercisable at $3.60 per share.  John Atherly, former CFO as of January 2, 2008, has an Amended Note of $40 thousand which may be converted into 53,333 shares and received 37,333 warrants which are exercisable at $1.03 per share.   Paul Cronson, Board member, through Navacorp III, LLC, has an Amended Note of $200 thousand which may be converted into 266,666 shares and received 186,666 warrants which are exercisable at $1.03 per share.

Stillwater LLC is a beneficial owner of more than 5% of the Company’s common stock.  Rainbow Gate Corporation, a corporation in which its investment manager is the sole member of Stillwater LLC and its controlling shareholder is the same as Ginola Limited, has an Amended Note of $700 thousand which may be converted into 933,333 shares and received 653,333 warrants exercisable at $1.03 per share.  Ginola Limited has an Amended Note of $800 thousand which may be converted into 1,066,333 shares and received 746,666 warrants exercisable at $1.03 per share.  Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.

Alexandra Global Master Fund Ltd (“Alexandra”) is a beneficial owner of more than 5% of the Company’s common stock.  Alexandra has an Amended Note of $3 million which may be converted into 4 million shares and received 2.8 million warrants exercisable at $1.03 per share.

On March 28, 2007, the Company entered into an amendment to the Stillwater Agreement, originally dated July 21, 2006. On April 9, 2007, the sale of the Stillwater Note and Warrant was complete and the Company issued a 6% Senior Secured Convertible Note in the principal amount of $500,000 and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.48. On July 23, 2007, Stillwater elected to convert $250,000 of the principal amount of the Note and approximately $2,167 of accrued and unpaid interest. Stillwater received 720,476 shares of Common Stock at the conversion price of $0.35.  The remaining 50% was amended to an 8% Amended Senior Secured Convertible Note on July 23, 2007.

A family member of an outside director of eMagin is the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. As a result of the Stillwater transaction, the exercise price of all Series A warrants was reduced from $5.50 to $0.35 per share.   Family members of an outside director of eMagin are holders of Series F warrants to purchase an aggregate of 10,000 shares of common stock.   As a result of the debt transactions, the exercise price of all Series F warrants was ultimately reduced from $8.60 to $4.09 per share.

Director Independence

Board of Directors has determined that Messrs. Thomas Paulsen, Claude Charles, Jacob Goldman, Irwin Engelman, and Stephen Seay are each independent directors as of December 31, 2007.  Thomas Paulsen was appointed Interim CEO and President in January 2008 and is no longer independent.

The Board of Directors has established a compensation committee which is currently comprised of Thomas Paulsen, Jacob Goldman, and Stephen Seay each of whom is independent as of December 31, 2007.  As of January 2008, Thomas Paulsen is no longer independent.

The Board of Directors has established a corporate governance and nominating committee, which is comprised of Thomas Paulsen and Jacob Goldman, each of whom is independent as of December 31, 2007. As of January 2008, Thomas Paulsen is no longer independent.

The  Board  of  Directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Claude Charles, Irwin Engelman, and Steve Seay. The members of the Audit Committee are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Eisner LLP has served as eMagin’s independent auditors for the years ended December 31, 2007 and 2006.  For the year ended December 31, 2007, the fees for audit services totaled approximately $318 thousand which included approximately $251 thousand associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $67 thousand associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2006, the fees for audit services totaled approximately $203 thousand which included approximately $186 thousand associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $23 thousand associated with the Company’s statutory and regulatory filings.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2007 and 2006.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2007, 2006, and 2005.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 74  to 78 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2008.

eMAGIN CORPORATION

By:	/s/ Adm. Thomas Paulsen
Adm. Thomas Paulsen
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 11, 2008, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Adm. Thomas Paulsen	Interim President and Chief Executive Officer, Chairman of the Board, Director
Adm. Thomas Paulsen	(Principal Executive Officer)

/s/ Michael D. Fowler	Interim Chief Financial Officer
Michael D. Fowler	(Principal Financial and Accounting Officer)

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Irwin Engelman	Director
Irwin Engelman

/s/ Dr. Jacob E. Goldman	Director
Dr. Jacob E. Goldman

/s/ Brig. Gen. Stephen Seay	Director
Brig. Gen. Stephen Seay

eMAGIN CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Beginning Balance	Charged to Expenses	Amounts Written Off	Ending Balance
		(In thousands)

December 31, 2007	$(443)	$—	$85	$(358)
December 31, 2006	$(487)	$—	$44	$(443)
December 31, 2005	$(771)	$164	$120	$(487)

eMAGIN CORPORATION
INDEX TO EXHIBITS
Exhibit Number	Description

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

10.6
Amendment  Number 1 to  the  Lease  between International  BusinessMachines  Corporation  and  FED Corporation   dated  July  9,  1999 (incorporated by reference to exhibit 10.8 to the Registrant's  Annual Report on Form 10-K for the year  ended  December  31,  2000  filed on March 30, 2001).

10.7
Amendment  Number  2  to  the  Lease  between  International  Business Machines  Corporation and FED  Corporation  dated January 29, 2001, (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)

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
10.52
Allonge to the 6% Senior Secured Convertible Notes Due 2007-2008 of eMagin Corporation dated as of March 9, 2007, filed March 13, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.53
First Amendment to Note Purchase Agreement as of March 28, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 incorporated herein by reference.

10.54	Note Purchase Agreement as of April 9, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 incorporated herein by reference.
10.55	Note Purchase Agreement as of April 9, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 incorporated herein by reference.
10.56	Amendment Agreement, dated as of July 23, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.57	Form of Amended and Restated 8% Senior Secured Convertible Note due 2008, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.

10.58	Form of Amended and Restated Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.59	Form of Amendment No. 1 to Patent and Security Agreement, , filed July 25, 2007, Incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.60	Form of Amendment No. 1 to Pledge and Security Agreement, filed July 25, 2007, Incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.61	Form of Lockbox Agreement, filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.62	6% Senior Secured Convertible Note, dated April 9, 2007, by and between the Company and Stillwater LLC, incorporated by reference to the Company’s Form 8-K as filed on April 26, 2007.
10.63	Common Stock Purchase Warrant, dated April 9, 2007, by and between the Company and Stillwater LLC, incorporated by reference to the Company’s Form 8-K as filed on April 26, 2007.
10.64	Employment Agreement between the Company and Tatum, LLC, dated December 26, 2007, incorporated by reference to the Company’s Form 8-K as filed on January 3, 2008.
10.65	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K/A as filed on February 8, 2008.
10.66
Amendment No. 1 to Loan and Security Agreement, dated as of January 30, 2008, to the Loan and Security Agreement, dated August 7, 2007, incorporated by reference to the Company’s Form 8-K/A as filed February 8, 2008.

10.67	Warrant Issuance Agreement, dated January 30, 2008, incorporated by reference to the Company’s Form 8-K/A as filed February 8, 2008.
10.68	Form of Amended and Restated Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K/A as filed on February 8, 2008.
10.69	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K, as filed on March 31, 2008.
10.70
Amendment No. 2 to Loan and Security Agreement, dated as of March 25, 2008 to the Loan and Security Agreement, dated August 7, 2007, as amended on January 30, 2008, incorporated by reference to the Company’s Form 8-K, as filed March 31, 2008.

10.71	Amendment No. 1 to Warrant Issuance Agreement, dated as of March 25, 2008, as amended on January 30, 2008, incorporated by reference to the Company’s Form 8-K, as filed March 31, 2008.
10.72	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K, as filed on April 4, 2008.
10.73	Securities Purchase Agreement, dated as of April 2, 2008, incorporated by reference to the Company’s Form 8-K, as filed April 4, 2008.
10.74	Registration Rights Agreement, dated as of April 2, 2008, incorporated by reference to the Company’s Form 8-K, as filed April 4, 2008.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.