Form 10-Q
period 2008-03-31
EMAGIN CORP
filed 2008-05-15
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The number of shares of common stock outstanding as of April 30, 2008 was 14,389,439.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2008

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31,
	2008 (unaudited)	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$344	$713
Investments – held to maturity	94	94
Accounts receivable, net	2,101	2,383
Inventory	1,826	1,815
Prepaid expenses and other current assets	424	850
Total current assets	4,789	5,855
Equipment, furniture and leasehold improvements, net	456	292
Intangible assets, net	50	51
Other assets	232	232
Deferred financing costs, net	508	218
Total assets	$6,035	$6,648

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$1,472	$620
Accrued compensation	882	891
Other accrued expenses	746	729
Advance payments	5	35
Deferred revenue	100	179
Current portion of debt	7,568	7,089
Other current liabilities	776	1,020
Total current liabilities	11,549	10,563

Long-term debt	50	60
Total liabilities	11,599	10,623

Commitments and contingencies

Capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Series A Senior Secured Convertible Preferred stock, stated value $1,000 per share, $.001 par value: 3,198 shares designated and none issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 12,620,900 shares as of March 31, 2008 and December 31, 2007	12	12
Additional paid-in capital	196,411	195,326
Accumulated deficit	(201,987)	(199,313)
Total capital deficit	(5,564)	(3,975)
Total liabilities and capital deficit	$6,035	$6,648

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:

Product revenue	$2,462	$3,523
Contract revenue	203	86

Total revenue, net	2,665	3,609

Cost of goods sold	2,313	3,115

Gross profit	352	494

Operating expenses:

Research and development	674	853
Selling, general and administrative	1,807	2,221
Total operating expenses	2,481	3,074

Loss from operations	(2,129)	(2,580)

Other income (expense):

Interest expense	(631)	(840)
Gain on warrant derivative liability	—	460
Other income, net	86	23
Total other expense	(545)	(357)

Net loss	$(2,674)	$(2,937)

Loss per share, basic and diluted	$(0.21)	$(0.27)

Weighted average number of shares outstanding:

Basic and diluted	12,620,900	10,792,074

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007	12,621	$12	$195,326	$(199,313)	$ (3,975)
Stock-based compensation	—	—	356	—	356
Fair value of warrants issued	—	—	729	—	729
Net loss	—	—	—	(2,674)	(2,674)
Balance, March 31, 2008 (unaudited)	12,621	$12	$196,411	$(201,987)	$(5,564)

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months Ended
	March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,674)	$(2,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	117
Amortization of deferred financing and waiver fees	448	133
Reduction of provision for sales returns and doubtful accounts	(47)	(8)
Stock-based compensation	356	514
Issuance of common stock for services	—	620
Amortization of discount on notes payable	25	574
Gain on warrant derivative liability	—	(460)

Changes in operating assets and liabilities:
Accounts receivable	329	(558)
Inventory	(11)	510
Prepaid expenses and other current assets	426	(108)
Deferred revenue	(79)	(62)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	830	461
Other current liabilities	(244)	—
Net cash used in operating activities	(573)	(1,204)
Cash flows from investing activities:
Purchase of equipment	(231)	—
Purchase of investments – held to maturity	—	(4)
Net cash used in investing activities	(231)	(4)
Cash flows from financing activities:
Proceeds from line of credit	700	—
Payments related to deferred financing costs	(9)	—
Payments of debt and capital leases	(256)	(15)
Net cash provided by (used in) financing activities	435	(15)
Net decrease in cash and cash equivalents	(369)	(1,223)
Cash and cash equivalents beginning of period	713	1,415
Cash and cash equivalents end of period	$344	$192

Cash paid for interest	$158	$87
Cash paid for taxes	$10	$31

During the three months ended March 31, 2008, the Company:

•  Entered into amended Loan and Security Agreement on January 30, 2008 and issued warrants that are exercisable at $1.50 per share into 750,000 shares of common stock valued at approximately $0.6 million.

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1:  Description of the Business and Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures, and markets virtual imaging products for consumer, commercial, industrial and military applications.  The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s current cash, cash equivalents, and investments at March 31, 2008.  The Company has working capital and capital deficits as of March 31, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. To partially address the liquidity issue, the Company completed a private placement of its common stock for gross proceeds of $1.65 million on April 2, 2008.  Please see Note 15 – Subsequent Events for additional information.

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

Note 2:  Recently Issued Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities which it will defer the adoption until January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value and therefore the adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated results of operations, financial condition or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

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

Receivables consisted of the following (in thousands):

	March 31, 2008 (unaudited)	December 31, 2007
Accounts receivable	$2,505	$2,741
Less allowance for doubtful accounts	(404)	(358)
Net receivables	$2,101	$2,383

Note 4:  Research and Development Costs

Research and development costs are expensed as incurred.

Note 5:  Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  As of March 31, 2008 and 2007, there were stock options, warrants and convertible notes outstanding to acquire 10,359,106 and 4,363,909 shares of our common stock, respectively.  These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 6:  Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	March 31, 2008 (unaudited)	December 31, 2007
Raw materials	$898	$1,069
Work in process	459	370
Finished goods	469	376
Total inventory	$1,826	$1,815

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2008 (unaudited)	December 31, 2007
Vendor prepayments	$249	$537
Other prepaid expenses *	172	310
Other assets	3	3
Total prepaid expenses and other current assets	$424	$850
*No individual amounts greater than 5% of current assets.

Note 8:  Debt

Debt is as follows (in thousands):

	March 31,
	2008 (unaudited)	December 31, 2007
Current portion of long-term debt:
Other debt	$39	$44
Line of credit	1,567	1,108
8% Senior Secured Convertible Notes	5,962	5,962
Less: Unamortized discount on notes payable	—	(25)
Current portion of long-term debt, net	7,568	7,089
Long-term debt:
Other debt	50	60
Long-term debt, net	50	60
Total debt, net	$7,618	$7,149

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company is permitted to borrow an amount not to exceed 90% of its domestic eligible accounts receivable and 50% of its eligible inventory capped at $600 thousand.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82,500 to Moriah which are amortized to interest expense over the life of the agreement. In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted into shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 however the Company has the option of extending it an additional year if it meets certain requirements.

On January 30, 2008, the Company amended and restated its Loan and Security Agreement (“Amended Loan Agreement”) with Moriah.  The Amended Loan Agreement’s borrowing base calculation was modified to include 70% of eligible foreign accounts.  The Loan Conversion agreement was terminated. The Amended Loan Agreement eliminated optional conversion of principal up to $2.0 million into common stock at $1.50.  In connection with the amendment, the Company issued a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013.

The Amended Loan Agreement has specific terms to which the Company must comply including (a) maintaining a lockbox account into which payments from related accounts receivable must be deposited, (b) periodic certifications as to borrowing base amounts equaling or exceeding net balances outstanding under the Line of Credit, and (c) a requirement that a registration statement with respect to shares held or to be issued to the lender be filed within thirty days of January 30, 2008.  A delay in establishing the required lockbox account created a technical default under the Line of Credit agreement.  Similarly, the production and subsequent discovery of defective displays resulted in an inadvertent overstatement of inventory during December, January and early February that created a technical default under the agreement.  Finally, the Company was not able to complete the registration of shares within the thirty day timeframe mandated in the amended agreement.  On March 25, 2008 the Company received a waiver from the lender (a) waiving compliance with the lockbox account requirement through March 14, 2008, (b) waiving compliance with the borrowing base requirement in so far as it related exclusively to the defective displays inadvertently included in inventory, and (c) extending the period for filing a registration statement for certain shares held or to be issued to the lender until April 29, 2008.  The Company established a lockbox account by March 14, 2008 and filed a registration statement with the SEC on April 29, 2008.

Effective March 25, 2008, the Company amended the Warrant Issuance Agreement (“Amended Warrant Agreement”) with Moriah. In connection with such amendment, the Company issued a Warrant to purchase an additional 250,000 shares of its common stock at a price of $1.50 expiring March 25, 2013.

The Company determined the fair value of the 1,000,000 warrants to be $729 thousand of which $561 thousand was recorded as deferred debt issuance costs and will be amortized over the life of the loan and $168 thousand was recorded as interest expense.  The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 2.61 % and 2.96%; expected volatility of 90.9% and 92.3%; and expected contractual term of 5 years.  The deferred debt issuance costs are being amortized to interest expense over the life of the loan.

The 8% Senior Secured Convertible Notes can also convert into the Company’s Series A convertible Preferred Stock (the “Preferred Stock”).  See Note 10:  Shareholders’ Equity for additional information.

In the three months ended March 31, 2008, approximately $280 thousand of deferred debt issuance costs were amortized to interest expense.  For the three months ended March 31, 2008, interest expense includes interest paid or accrued on outstanding debt of $159 thousand.

Note 9:  Stock-based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). Under SFAS 123(R), the fair value of stock awards is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$52	$69
Research and development	82	103
Selling, general and administrative	222	342
Total stock compensation expense	$356	$514

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

During the quarter ended March 31, 2008, the Company granted 160,000 stock options to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

For the Three Months Ended March 31, 2008
Dividend yield	0%
Risk free interest rates	2.46 – 2.82%
Expected volatility	90.9 – 92.3%
Expected term (in years)	5

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

On February 20, 2008, the Board of Directors authorized the establishment of the 2007 Incentive Stock Plan with 2,000,000 options available for grant.  The 2007 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.  No options were granted from this plan as of March 31, 2008.

Note 10:  Shareholders’ Equity

Preferred Stock

The Company has designated but not issued 3,198 shares of the Company’s Preferred Stock at a stated value of $1,000 per share.  The Preferred Stock is entitled to cumulative dividends which accrue at a rate of 8% per annum, payable on December 21, 2008.  Each share of the Preferred Stock has voting rights equal to (1)  in any case in which the Preferred Stock votes together with the Company's Common Stock or any other class or series of stock of the Company, the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) and (2) in any case not covered by the immediately preceding clause one vote per share of Preferred Stock.  The Preferred Stock has a mandatory redemption at December 21, 2008.

Common Stock

On January 30, 2008, the Company amended and restated its Loan and Security Agreement (“Amended Loan Agreement”) with Moriah.   As part of the amended agreement, the Loan Conversion agreement was terminated which eliminated the optional conversion of principal up to $2.0 million into common stock at $1.50.  In connection with the Amended Loan agreement, the Company issued a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013.

Effective March 25, 2008, the Company amended the Warrant Issuance Agreement (“Amended Warrant Agreement”) with Moriah. In connection with such amendment, the Company issued a Warrant to purchase an additional 250,000 shares of its common stock at a price of $1.50 expiring March 25, 2013.

For the three months ended March 31, 2008 and 2007, there were no stock options or warrants exercised.

For the three months ended March 31, 2008, the Company did not issue any shares of common stock for payment for services rendered or to be rendered in the future.  For the three months ended March 31, 2007, the Company issued approximately 708,000 shares of common stock for payment of approximately $620 thousand for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007.

Note 11:  Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

Note 12:  Commitments and Contingencies

Royalty Payments

The Company, in accordance with a royalty agreement with Eastman Kodak, must pay to Eastman Kodak a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $84 thousand for the three months ended March 31, 2008 as income from the license of intangible assets and included this amount as other income in the condensed consolidated statements of operations.

Royalty expense was approximately $168 thousand and $255 thousand, respectively, for the three months ended March 31, 2008 and 2007.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  Rent expense was approximately $332 thousand for the three months ended March 31, 2008 and 2007.

Note 13:  Legal Proceedings

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 ( Case No. 07-CV-8827 (KMK)). The plaintiff seeks unspecified compensatory damages, punitive damages and attorneys’ fees.  On November 26, 2007, the Company served and filed its Answer, in which it denied the material allegations of the Complaint and asserted numerous affirmative defenses.  This action is presently in the discovery stage.  The Company disputes the allegations of the Complaint and intends on vigorously defending this action.

Note 14:  Separation and Employment Agreements

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.  Michael D. Fowler became the Company’s Interim Chief Financial Officer effective December 27, 2007.  Subsequently, Mr. Fowler has resigned.  See Note 15:  Subsequent Events for additional information.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company recorded severance expense of $60 thousand to be payable over a three month period.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for a term beginning February 1 and ending on August 1, 2008.  He will be paid a sum of $75 thousand, payable in monthly installments of $10 thousand for the first three months of the term and $15 thousand for the remaining three months of the term.  In addition to the compensation, Dr. Park will be entitled to receive non-qualified stock options to acquire 18,750 shares of common stock on each three month anniversary of the Agreement at the fair market value on the date of the grant and will be fully vested and exercisable on the date of the grant.  If the Agreement is not renewed at the end of the term, he will be entitled to an additional grant of 18,750 shares of common stock with the same terms.  In addition, on May 1, 2008, Dr. Park will be entitled to receive non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and will be fully vested. The compensation expense related to the options issued has been recorded based  on the estimated fair value at March 31, 2008 and will be adjusted to its fair value at the vesting date.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, its Chief Business Officer.  The amended agreement provides for an increase in compensation, extends the term of the agreement to January 31, 2010, changes certain incentive award payment requirements, clarifies the basis for incentive award determination, and extends the change-of-control/material change/termination-without-cause compensation payout periods.

Note 15:  Subsequent Events

On April 2, 2008, the Company completed a private placement of its common stock with several institutional investors for gross proceeds of $1.65 million.  The transaction involved the sale of 1,586,539 shares of common stock at $1.04 per share, or the 5-day average closing price of the Company’s common stock on the trading days immediately preceding the closing date.  The Company also issued to the investors 793,273 warrants to buy its common stock at a price of $1.30 per share.  Pursuant to the transaction, the Company is obligated to file a registration statement for the shares issued as well as shares underlying the warrants by May 17, 2008.  The Company filed a registration statement with the SEC on April 29, 2008.

Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company. On April 15, 2008, Paul Campbell was appointed as Interim Chief Financial Officer of the Company.

On May 13, 2008, the Company signed an executive employment agreement with Andrew Sculley, Jr. to serve as the Company’s Chief Executive Officer and President effective June 1, 2008.  Pursuant to the Employment Agreement, Mr. Sculley will be paid a salary of $300,000.  The salary will increase to $310,000, per annum, after six months and to $320,000 per annum at the end of the first year.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for Good Reason as defined in the Employment Agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to, at the Company’s sole discretion, either (i) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination, or (ii) a lump-sum payment of his salary for such 12 month period, based on his monthly rate of base salary at the date of such termination. Mr. Sculley shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Employment Agreement, but not been paid.

Effective June 1, 2008, Admiral Thomas Paulsen will resign from his position as Interim Chief Executive Officer.   Admiral Paulsen will continue to serve as the Company’s non-executive Chairman of the Board.

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

The Company also earns revenues from certain R&D activities under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts.  Revenues on firm fixed-price contracts are recognized as costs are incurred (cost-to-cost basis).  Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

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

Fair Value of Financial Instruments

The Company's cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are shown at cost which approximates fair value due to the short-term nature of these instruments.

Stock-based Compensation

We maintain several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of March 31, 2008, the plan had not been implemented.

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

On February 20, 2008, the Board of Directors authorized the establishment of the 2007 Incentive Stock Plan with 2,000,000 options available for grant.  The 2007 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.  As of March 31, 2008, no options have been issued from this plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. The Company uses the straight-line method for recognizing compensation expense. An estimate for forfeitures is included in compensation expense for awards under SFAS 123R.  See Note 9 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 were approximately $2.7 million, as compared to approximately $3.6 million for the three months ended March 31, 2007, a decrease of approximately 26%.  Lower product revenue for the three month period was a result of a shortage of displays available for sale as a result of a temporary production issue.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three months ended March 31, 2008 was approximately $2.3 million as compared to approximately $3.1 million for the three months ended March 31, 2007, a decrease of approximately $0.8 million.  The gross margin for the three months ended March 31, 2008 was approximately $0.4 million as compared to approximately $0.5 million for the three months ended March 31, 2007. As a percentage of revenue this translates to a gross margin of 13% for the three months ended March 31, 2008 as compared to 14% for the three months ended March 31, 2007.  The decrease in the gross margin was attributed to inefficient utilization of our fixed production overhead due to lower unit production volume.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three months ended March 31, 2008 were approximately $0.7 million as compared to $0.9 million for the three months ended March 31, 2007, a decrease of approximately $0.2 million.  The decrease was due to the re-deployment of research and development personnel to production contract services which are included in cost of goods sold.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2008 were approximately $1.8 million as compared to approximately $2.2 million for the three months ended March 31, 2007.  The decrease of approximately $0.4 for the three months ended March 31, 2008 was primarily related to non-recurring employment costs for the three months ended March 31, 2007.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and gain from the change in the derivative liability.  For the three months ended March 31, 2008, interest income was approximately $2 thousand as compared to approximately $16 thousand for the three months ended March 31, 2007.   The decrease in interest income was primarily a result of lower cash balances available for investment.

For the three months ended March 31, 2008, interest expense was approximately $631 thousand as compared to $840 thousand for the three months ended March 31, 2007.   The breakdown of the interest expense for the three month period in 2008 is as follows:  interest expense associated with debt of approximately $158 thousand; the amortization of the deferred costs and waiver fees associated with the debt of approximately $448 thousand; and the amortization of the debt discount associated with the debt of approximately $25 thousand.  The breakdown of the interest expense for the three month period in 2007 is as follows:  interest expense associated with debt of approximately $133 thousand; the amortization of the deferred costs associated with the debt of approximately $133 thousand; and the amortization of the debt discount associated with the debt of approximately $574 thousand.

The gain from the change in the derivative liability was $0 as compared to $460 thousand for the three months ended March 31, 2008 and 2007, respectively.

Other income for the three months ended March 31, 2008 was approximately $84 thousand as compared to $0 for the three months ended March 31, 2007.  The increase in other income for the three months ended March 31, 2008 was income from a gain on the license of intangible assets.  See Note 12:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $0.4 million of cash and investments as compared to $0.8 million as of December 31, 2007.  The decrease of approximately $0.4 million was due primarily to cash used for operating activities.

Cash flow used in operating activities during the three months ended March 31, 2008 was approximately $0.6 million attributable to our net loss of $2.7 million offset by non-cash expenses of $0.9 million and working capital items of $1.2 million.  During the three months ended March 31, 2007, operating activities used cash of $1.2 million attributable to our net loss of $2.9 million offset by non-cash expenses of $1.5 million and working capital items of $0.2 million.

Cash used in investing activities during the three months ended March 31, 2008 was approximately $231 thousand used for equipment purchases.  During the three months ended March 31, 2007, the cash used in investing activities was $4 thousand used for investment purchases.

Cash provided by financing activities during the three months ended March 31, 2008 was approximately $0.4 million and was comprised of approximately $0.7 million from the line of credit, and offset by payments on debt of $0.3 million.  The cash used in financing activities during the three months ended March 31, 2007 primarily consisted of $15 thousand.  The funds were used to make payments on debt.

Our condensed consolidated financial statements as of March 31, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated April 9, 2008 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate our business to experience significant revenue growth during the year ended December 31, 2008. This trend may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  In addition, in December 2008, we will be obligated to repay approximately $6.0 million to the note holders.  If the funds are not available, we will negotiate with the note holders to defer the payment but no assurances can be made that they will agree.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.  We anticipate that we will still require additional funds over the next twelve months.  We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next twelve months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of March 31, 2008, management has concluded that our internal control over financial reporting was not effective as of March 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of March 31, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and excessive employee turnover, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

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

(b)  Changes in Internal Controls.  During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than the  legal proceeding pending against the company as described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, through March 31, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes from the risk factors during the three months ended March 31, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of senior secured debentures (the “Note”) and warrants to purchase approximately 1.0 million shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1.4 million shares of common stock and was issued warrants exercisable at $0.48 per share for approximately 1.0 million shares of common stock expiring in July 2011.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand which are being amortized over the life of the Note. On July 23, 2007, the investor converted $250,000 of the principal amount of the Note which was due on July 23, 2007 and $2,166.50 of accrued and unpaid interest totaling $252,166.50 and received 720,476 shares of Common Stock at the conversion price of $0.35.

On July 23, 2007, we entered into Amendment Agreements (the “Agreements”) with the holders of the Notes issued July 21, 2006 and March 28, 2007 and agreed to issue each Holder an amended and restated Note (the “Amended Notes”) in the principal amount equal to the principal amount outstanding as of July 23, 2007.  The changes to the Amended Notes include the following: the due date for the outstanding Notes (totaling after conversions an aggregate of $6,020,000) has been extended to December 21, 2008; the Amended Notes are convertible into (i) 8,407,612 shares of the Company’s common stock. The conversion price for $5,770,000 of principal was revised from $2.60 to $0.75 per share. The conversion price of $0.35 per share for $250,000 of principal was unchanged; $3,010,000 of the Notes can convert into (ii) 3,010 shares of the Company’s newly formed Series A Convertible Preferred Stock (the “Preferred Stock”) at a conversion price of $1,000 per share. The Preferred Stock is convertible into common stock at the same price allowable by the Amended Notes, subject to adjustment as provided for in the Certificate of Designations; the Amended Notes adjust the exercise price from $3.60 to $1.03 per share for 1,553,468 Warrants and require the issuance of 3,831,859 Warrants exercisable at $1.03 per share pursuant to which the holders may acquire common stock, until July 21, 2011; and as of July 23, 2007 the interest rate was raised from 6% to 8%.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. and established a revolving line of credit of $2.5 million.  As part of the transaction, the Company issued 162,500 shares of common stock, par value of $.001 per share, with an aggregate market value of $195,000.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On May 13, 2008, the Company and Andrew Sculley, Jr. signed an executive employment agreement dated May 7, 2008 (the “Employment Agreement”) to serve as the Company’s Chief Executive Officer and President effective June 1, 2008. From 2004 to 2008 Mr. Sculley served as the General Manager of Kodak’s OLED Systems Business Unit and Vice President of Kodak’s Display Business, where he forged a number of alliances with flat panel display manufacturers. From 2001 to 2004, he was the CFO of Kodak’s Display Business. From 2003 to 2006, he served on the Board of Directors of SK Display, a joint venture between Sanyo and Kodak to manufacture active matrix OLED displays. SK Display was the first company to commercialize an active matrix display for a mobile device. From 1996 to 2001 Mr. Sculley served on as the Manager of Operations, CFO and member of the Board of Directors of Kodak Japan Ltd., where he managed Distribution, Information Technologies, Legal, Purchasing and Finance. Previously, he held positions in strategic planning and finance in Eastman Kodak Company.  Mr. Sculley holds an MBA from Carnegie-Mellon University and an MS in physics from Cornell University. He attended Harvard University’s International Senior Management Program while an executive at Kodak.

Pursuant to the Employment Agreement, Mr. Sculley will be paid a salary of $300,000.  The salary will increase to $310,000, per annum, after six months and to $320,000 per annum at the end of the first year.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for Good Reason as defined in the Employment Agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to, at the Company’s sole discretion, either (i) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination, or (ii) a lump-sum payment of his salary for such 12 month period, based on his monthly rate of base salary at the date of such termination. Mr. Sculley shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Employment Agreement, but not been paid.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement which is attached as an exhibit to this Quarterly Report.

On June 1, 2008, Adm. Thomas Paulsen will resign from his position as Interim Chief Executive Officer of the Company.  Admiral Paulsen will continue to serve as the Company’s Chairman of the Board.

ITEM 6.  Exhibits

EXHIBIT
NUMBER                                DESCRIPTION

10.1	Common Stock Purchase Warrant, issued on January 30, 2008, by eMagin Corporation (the “Company”) to Moriah Capital, L.P. (“Moriah”) (2)

10.2	Amendment No. 1, dated on January 30, 2008, amending the Loan and Security Agreement, dated on August 7, 2007, by and between Moriah and the Company (2)

10.3	Warrant Issuance Agreement, dated on January 30, 2008, by and between Moriah and the Company (2)

10.4	Common Stock Purchase Warrant No. 324, issued on March 25, 2008, by the Company to Moriah (3)

10.5	Amendment No. 2, dated on March 25, 2008, to Loan and Security Agreement, dated August 7, 2007, as amended on January 30, 2008, by and between Moriah and the Company (3)

10.6	Amendment No. 1, dated on March 25, 2008, to the Warrant Issuance Agreement, dated on January 30, 2008, by and between Moriah and the Company (3)

10.7	Form of Warrant, dated on April 2, 2008, by the Company (4)

10.8	Securities Purchase Agreement, dated on April 2, 2008, by and among the Company and purchasers signatory thereto (4)

10.9	Registration Rights Agreement, dated on April 2, 2008, by and among the Company and purchasers signatory thereto (4)

10.10	Executive Services Agreement, dated on April 2, 2008, by and between the Company and Tatum, LLC (5)

10.11	Executive Employment Agreement, dated on May 7, 2008, by and between the Company and Andrew Sculley, Jr. (1)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)
(1)           Filed herewith.
(2)	Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on February 8, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on March 31, 2008.
(4)           Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on April 4, 2008.
(5)           Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on April 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2008.

eMAGIN CORPORATION

By:	/s/ Adm. Thomas Paulsen
Adm. Thomas Paulsen
Interim Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Interim Chief Financial Officer
Principal Accounting and Financial Officer