Form 10-Q
period 2008-06-30
EMAGIN CORP
filed 2008-08-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒                               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 001-15751

eMAGIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-1764501
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

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

The number of shares of common stock outstanding as of July 31, 2008 was 14,389,439.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2008

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$1,038	$713
Investments – held to maturity	94	94
Accounts receivable, net	3,601	2,383
Inventory	1,726	1,815
Prepaid expenses and other current assets	750	850
Total current assets	7,209	5,855
Equipment, furniture and leasehold improvements, net	401	292
Intangible assets, net	49	51
Other assets	232	232
Deferred financing costs, net	135	218
Total assets	$8,026	$6,648

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$1,135	$620
Accrued compensation	962	891
Other accrued expenses	704	729
Advance payments	13	35
Deferred revenue	80	179
Current portion of debt	8,148	7,089
Other current liabilities	596	1,020
Total current liabilities	11,638	10,563

Long-term debt	41	60
Total liabilities	11,679	10,623

Commitments and contingencies

Capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Series A Senior Secured Convertible Preferred stock, stated value $1,000 per share, $.001 par value: 3,198 shares designated and none issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 14,389,439 shares as of June 30, 2008 and 12,620,900 shares as of December 31, 2007	14	12
Additional paid-in capital	198,442	195,326
Accumulated deficit	(202,109)	(199,313)
Total capital deficit	(3,653)	(3,975)
Total liabilities and capital deficit	$8,026	$6,648

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:

Product revenue	$4,496	$4,144	$6,958	$7,667
Contract revenue	1,123	88	1,326	174

Total revenue, net	5,619	4,232	8,284	7,841

Cost of goods sold	2,996	2,946	5,309	6,061

Gross profit	2,623	1,286	2,975	1,780

Operating expenses:

Research and development	634	887	1,308	1,740
Selling, general and administrative	1,697	1,543	3,504	3,764
Total operating expenses	2,331	2,430	4,812	5,504

Income (loss) from operations	292	(1,144)	(1,837)	(3,724)

Other income (expense):

Interest expense	(537)	(1,333)	(1,168)	(2,174)
Gain on warrant derivative liability	—	182	—	643
Other income, net	123	567	209	590
Total other expense	(414)	(584)	(959)	(941)

Net loss	$(122)	$(1,728)	$(2,796)	$(4,665)

Loss per share, basic and diluted	$(0.01)	$(0.15)	$(0.21)	$(0.42)

Weighted average number of shares outstanding:

Basic and diluted	14,320,570	11,175,888	13,470,735	10,983,981

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007	12,621	$12	$195,326	$(199,313)	$ (3,975)
Sale of common stock, net of issuance costs	1,587	2	1,578	—	1,580
Issuance of common stock for services	181	—	202	—	202
Stock-based compensation	—	—	607	—	607
Fair value of warrants issued	—	—	729	—	729
Net loss	—	—	—	(2,796)	(2,796)
Balance, June 30, 2008 (unaudited)	14,389	$14	$198,442	$(202,109)	$(3,653)

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months Ended
	June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,796)	$(4,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	227
Amortization of deferred financing and waiver fees	821	265
Increase in (reduction of) provision for sales returns and doubtful accounts	146	(35)
Stock-based compensation	607	899
Amortization of common stock issued for services	88	677
Amortization of discount on notes payable	25	1,452
Gain on warrant derivative liability	—	(643)

Changes in operating assets and liabilities:
Accounts receivable	(1,364)	(329)
Inventory	89	675
Prepaid expenses and other current assets	214	55
Deferred revenue	(99)	(45)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	539	323
Other current liabilities	(424)	(7)
Net cash used in operating activities	(2,025)	(1,151)
Cash flows from investing activities:
Purchase of equipment	(236)	—
Purchase of investments – held to maturity	—	(4)
Net cash used in investing activities	(236)	(4)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	1,580	—
Proceeds from exercise of warrants	—	3
Proceeds from debt	1,700	500
Payments related to deferred financing costs	(9)	(40)
Payments of debt and capital leases	(685)	(33)
Net cash provided by financing activities	2,586	430
Net increase (decrease) in cash and cash equivalents	325	(725)
Cash and cash equivalents beginning of period	713	1,415
Cash and cash equivalents end of period	$1,038	$690

Cash paid for interest	$314	$180
Cash paid for taxes	$21	$46

During the six months ended June 30, 2008, the Company:

●	Entered into amended Loan and Security Agreement and issued warrants that are exercisable at $1.50 per share into 1.0 million shares of common stock valued at approximately $0.7 million.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations which it believes will continue through the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s current cash, cash equivalents, and investments at June 30, 2008. In addition, the Company's line of credit was temporarily extended (see Notes 8 and 15).  The Company has working capital and capital deficits as of June 30, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects. The Company is reviewing its cost structures for cost efficiencies and is taking measures to reduce costs. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

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

Note 2:  Recently Issued Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities which it will defer the adoption until January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value and therefore the adoption of SFAS 159 did not have a material impact on the Company’s condensed consolidated results of operations, financial condition or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on the Company's financial statements.

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

Receivables consisted of the following (in thousands):

	June 30, 2008 (unaudited)	December 31, 2007
Accounts receivable	$4,105	$2,741
Less allowance for doubtful accounts	(504)	(358)
Net receivables	$3,601	$2,383

Note 4:  Research and Development Costs

Research and development costs are expensed as incurred.

Note 5:  Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options and warrants.  As of June 30, 2008 and 2007, there were stock options, warrants and convertible notes outstanding to acquire 11,508,295 and 5,297,927 shares of our common stock, respectively.  These shares were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Note 6:  Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	June 30, 2008 (unaudited)	December 31, 2007
Raw materials	$945	$1,069
Work in process	260	370
Finished goods	521	376
Total inventory	$1,726	$1,815

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):
	June 30, 2008 (unaudited)	December 31, 2007
Vendor prepayments	$339	$537
Other prepaid expenses *	408	310
Other assets	3	3
Total prepaid expenses and other current assets	$750	$850
  *No individual amounts greater than 5% of current assets.

Note 8:  Debt

Debt is as follows (in thousands):

	June 30, 2008 (unaudited)	December 31, 2007
Current portion of long-term debt:
Other debt	$38	$44
Line of credit	2,148	1,108
8% Senior Secured Convertible Notes	5,962	5,962
Less: Unamortized discount on notes payable	—	(25)
Current portion of long-term debt, net	8,148	7,089
Long-term debt:
Other debt	41	60
Long-term debt, net	41	60
Total debt, net	$8,189	$7,149

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company is permitted to borrow an amount not to exceed 90% of its domestic eligible accounts receivable and 50% of its eligible inventory capped at $600 thousand.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82,500 to Moriah which are amortized to interest expense over the life of the agreement. In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan can be converted into shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matures on August 8, 2008 with an option to extend it an additional year if the Company meets certain requirements.  On August 8, 2008, Moriah granted to the Company an extension of the Loan with the same terms for 8 days.

On January 30, 2008, the Company amended and restated its Loan and Security Agreement (“Amended Loan Agreement”) with Moriah.  The Amended Loan Agreement’s borrowing base calculation was modified to include 70% of eligible foreign accounts.  The Amended Loan Agreement eliminated the optional conversion of principal up to $2.0 million into common stock at $1.50.  In connection with the amendment, the Company issued a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013.

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

The Company determined the fair value of the 1,000,000 warrants to be $729 thousand which was recorded as deferred debt issuance and waiver fees of which $168 thousand was expensed immediately and $561 thousand will be amortized over the life of the loan.  The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 2.61 % and 2.96%; expected volatility of 90.9% and 92.3%; and expected contractual term of 5 years.  The deferred debt issuance costs are being amortized to interest expense over the life of the loan.

In the three and six months ended June 30, 2008, approximately $373 thousand and $821 thousand, respectively, of deferred debt issuance and waiver fees were amortized to interest expense.  For the three and six months ended June 30, 2008, interest expense includes interest paid or accrued on outstanding debt of approximately $164 thousand and $323 thousand, respectively.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$23	$61	75	$130
Research and development	52	97	134	200
Selling, general and administrative	176	227	398	569
Total stock compensation expense	$251	$385	$607	$899

At June 30, 2008, total unrecognized non-cash compensation cost related to stock options was approximately $964 thousand, net of forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.7 years.

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

There were approximately 588,000 and 748,000 options granted to employees and directors during the three and six months ended June 30, 2008. The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

For the Six Months Ended June 30, 2008

Dividend yield	0%
Risk free interest rates	2.46 to 3.28%
Expected volatility	89.6 to 92.3%
Expected term (in years)	5

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

On February 20, 2008, the Board of Directors authorized the establishment of the 2008 Incentive Stock Plan with 2,000,000 options available for grant.  The 2008 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.  No options were granted from this plan as of June 30, 2008.

A summary of the Company’s stock option activity for the six months ended June 30, 2008 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	894,323	$2.62
Options granted	748,153	0.94
Options exercised	—
Options forfeited	(167,953)	2.60
Options cancelled	—
Outstanding at June 30, 2008	1,474,523	$1.77	6.50	$15,000
Vested or expected to vest at June 30, 2008 (1)	1,434,149	$1.68	6.50	$14,200
Exercisable at June 30, 2008	969,855	$1.96	6.60	$5,000

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.81 - $1.51	976,730	8.04	$1.05	592,397	$1.19
$2.60 - $2.70	456,593	3.49	2.61	345,358	2.60
$3.50 - $5.80	12,000	4.18	5.61	12,000	5.61
$6.60 - $22.50	29,200	3.07	10.91	20,100	11.23
	1,474,523	6.50	$1.77	969,855	$1.96

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 500,000 options in-the-money at June 30, 2008.   The Company’s closing stock price was $0.84 as of June 30, 2008. The Company issues new shares of common stock upon exercise of stock options.

Note 10:  Shareholders’ Equity

Preferred Stock

The Company has designated but not issued 3,198 shares of the Company’s Preferred Stock at a stated value of $1,000 per share.  The Preferred Stock is entitled to cumulative dividends which accrue at a rate of 8% per annum, payable on December 21, 2008.  Each share of the Preferred Stock has voting rights equal to (1)  in any case in which the Preferred Stock votes together with the Company's Common Stock or any other class or series of stock of the Company, the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) and (2) in any case not covered by the immediately preceding clause one vote per share of Preferred Stock.  The Preferred Stock, if issued, has a mandatory redemption at December 21, 2008.

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

On April 2, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), pursuant to which the Company sold and issued 1,586,539 shares of common stock, par value of $0.001 per share, at a price of $1.04 per share and warrants to purchase an additional 793,273 shares of common stock for an aggregate purchase price of approximately $1.65 million.  The net proceeds received after expenses were approximately $1.58 million.  The warrants are exercisable at a price of $1.30 per share and expire on April 2, 2013.

As a result of the Purchase Agreement, the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to participants of the Securities Purchase Agreement dated October 25, 2004, were repriced from $4.09 to $3.45.

A registration rights agreement was entered into on April 2, 2008 in connection with the private placement which required the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants within 45 days of the signing of the agreement.  The Company must use its best efforts to have the registration statement declared effective within 90 days of the signing of the agreement or if a SEC review, 120 days.  In addition, the Company must use its best efforts to maintain the effectiveness of the registration statement until all common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

If the registration statement is not effective within the grace periods (“Event Date”) or the Company cannot maintain its effectiveness (“Event Date”), the Company must pay partial liquidated damages (“damages”) in cash to each investor equal to 2% of the aggregate purchase price paid by each investor under the Purchase Agreement on the Event Date and each monthly anniversary of the Event Date (or on a pro-rata basis for any portion of a month) until the registration statement is effective.  The Company is not liable for any damages with respect to the warrants or warrant shares.  The maximum damages payable to each investor is 36% of the aggregate purchase price.  If the Company fails to pay the damages to the investors within 7 days after the date payable, the Company must pay interest at a rate of 15% per annum to each investor which accrues daily from the date payable until damages are paid in full.

The Company filed the registration statement within the 45 day period however the Company was notified that the registration statement was under review by the SEC.  The Company failed to file the amended registration statement by August 2, 2008 which was the 120th day from the signing of the purchase agreement and therefore the registration statement is not effective.

The Company accounted for the registration payment arrangement under the guidance of EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“EITF 00-19-2”) which requires the contingent obligation to make future payments be recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”, (“Statement 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, (“Interpretation 14”). The Company estimated $399 thousand to be the maximum potential damages that the Company may be required to pay the investors if the registration statement is not effective within three years of the signing of the agreement. The Company estimated $66 thousand to be a reasonable estimate of the potential damages that may be due to the investors.  As a result, the Company recorded a liability of $66 thousand in the condensed consolidated balance sheets and the associated expense in other income in the condensed consolidated statements of operations for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008 and 2007, there were no stock options exercised.  For the three and six months ended June 30, 2008, there were no warrants exercised and for the three and six months ended June 30, 2007, the Company received approximately $3 thousand in proceeds for warrants exercised.

For the three and six months ended June 30, 2008, the Company issued approximately 182,000 shares of common stock for payment of approximately $202 thousand for services rendered or to be rendered in the future.  For the three and six months ended June 30, 2007, the Company issued approximately 206,000 and 914,000 shares of common stock, respectively, for payment of approximately $138 thousand and $758 thousand, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services to be rendered in prepaid expenses and rendered in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007, respectively.

Note 11:  Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.  The Company has not provided for income taxes in the three and six months ended June 30, 2008 as the Company expects its effective interest rate to be zero due to continuing losses.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under the existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $170 thousand and $254 thousand for the three and six months ended June 30, 2008, respectively, and $560 thousand for the three and six months ended June 30, 2007 as income from the license of intangible assets and included this amount as other income in the condensed consolidated statements of operations.  The income from the license of intangible assets is equivalent to the royalty payments that have been waived by Kodak.

Royalty expense (including amounts imputed-see above) was approximately $341 thousand and $509 thousand, respectively, for the three and six months ended June 30, 2008 and approximately $304 thousand and $560 thousand, respectively, for the three and six months ended June 30, 2007.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  Rent expense was approximately $332 thousand and $664 thousand, respectively, for the three and six months ended June 30, 2008 and 2007.

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

Note 14:  Separation and Employment Agreements

Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company. On April 15, 2008, Paul Campbell was appointed as Interim Chief Financial Officer of the Company.  There is no employment agreement between the Company and Mr. Campbell.

On May 13, 2008, the Company signed an executive employment agreement with Andrew Sculley, Jr. to serve as the Company’s Chief Executive Officer and President effective June 1, 2008.  Pursuant to the Employment Agreement, Mr. Sculley is paid a salary of $300,000.  The salary will increase to $310,000, per annum, after six months and to $320,000 per annum at the end of the first year.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for Good Reason as defined in the Employment Agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to, at the Company’s sole discretion, either (i) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination, or (ii) a lump-sum payment of his salary for such 12 month period, based on his monthly rate of base salary at the date of such termination. Mr. Sculley shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Employment Agreement, but not been paid. Mr. Sculley was granted 500,000 options of which one third vested immediately and one third will vest annually on the subsequent two anniversary dates.

Effective June 1, 2008, Admiral Thomas Paulsen resigned from his position as Interim Chief Executive Officer.   Admiral Paulsen continues to serve as the Company’s Chairman of the Board.

Note 15:  Subsequent Events

On August 8, 2008, Moriah granted to the Company an extension of the Loan with the same terms for 8 days.

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

Revenue Recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

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

Stock-based Compensation

We maintain several stock incentive plans.  The 2005 Employee Stock Purchase Plan provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of June 30, 2008, the plan had not been implemented.

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

On February 20, 2008, the Board of Directors authorized the establishment of the 2008 Incentive Stock Plan with 2,000,000 options available for grant.  The 2008 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.  As of June 30, 2008, no options have been issued from this plan.

The Company accounts for its stock based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. The Company uses the straight-line method for recognizing compensation expense. An estimate for forfeitures is included in compensation expense for awards under SFAS 123R.  See Note 9 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

SUBSEQUENT EVENTS

On August 8, 2008, Moriah granted to the Company an extension of the Loan with the same terms for 8 days as the two parties are in negotiations to extend the Loan for an additional year.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007

Revenues

Revenues for the three and six months ended June 30, 2008 were approximately $5.6 million and $8.3 million, respectively, as compared to approximately $4.2 million and $7.8 million for the three and six months ended June 30, 2007, respectively, an increase of approximately 33% and 6%, respectively.  Higher revenue for the three and six month periods was due to increased availability of finished displays as a result of increased production volume and improved yields.  In addition, an increase in the number of contracts the Company is currently performing has resulted in increased contract revenue.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and six months ended June 30, 2008 were approximately $3.0 million and $5.3 million as compared to approximately $2.9 million and $6.1 million for the three and six months ended June 30, 2007.  There was an increase of $0.1 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and there was a decrease of approximately $0.8 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  The gross margin for the three and six months ended June 30, 2008 was approximately $2.6 million and $3.0 million as compared to approximately $1.3 million and $1.8 million for the three and six months ended June 30, 2007. As a percentage of revenue this translates to a gross margin for the three and six months ended June 30, 2008 of 46% and 36%, respectively, as compared to 30% and 23%, respectively, for the three and six months ended June 30, 2007.  The increase in the gross margin was attributed to fuller utilization of our fixed production overhead due to higher unit production volume and improved yields.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and six months ended June 30, 2008 were approximately $0.6 million and $1.3 million, respectively, as compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2007, a decrease of approximately $0.3 million and $0.4 million, respectively.  The decrease was due to the re-deployment of research and development personnel to production contract services which are included in cost of goods sold.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries, fees for professional services including legal fees, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2008 were approximately $1.7 million and $3.5 million, respectively, as compared to approximately $1.5 million and $3.8 million for the three and six months ended June 30, 2007, an increase of $0.2 million and a decrease of $0.3 million, respectively. The increase of approximately $0.2 million for the three months ended June 30, 2008 was primarily related to an increase in the reserve for allowance for bad debts and professional services associated with additional SEC filings and SOX compliance.  The decrease of approximately $0.3 million for the six months ended June 30, 2008 was primarily related to decreases in personnel costs and service paid in equity offset by increases in reserve for allowance for bad debts and professional services.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, gain from the change in the derivative liability, and income from the licensing of intangible assets.

For the three and six months ended June 30, 2008, interest income was approximately $2 thousand and $4 thousand as compared to approximately $8 thousand and $23 thousand for the three and six months ended June 30, 2007.   The decrease in interest income was primarily a result of lower cash balances available for investment.

For the three and six months ended June 30, 2008, interest expense was approximately $0.6 million and approximately $1.2 million, respectively, as compared to approximately $1.3 million and approximately $2.2 million, respectively, for the three and six months ended June 30, 2007.   The breakdown of the interest expense for the three and six month period in 2008 is as follows:  interest expense associated with debt of approximately $164 thousand and $323 thousand, respectively; the amortization of the deferred costs and waiver fees associated with the debt of approximately $373 thousand and $821 thousand, respectively; and the amortization of the debt discount associated with the debt of approximately $0 and $25 thousand, respectively.  The breakdown of the interest expense for the three and six month period in 2007 is as follows:  interest expense associated with debt of approximately $305 and $457 thousand, respectively; the amortization of the deferred costs associated with the notes payable of approximately $133 thousand and $266 thousand, respectively; and the amortization of the debt discount of approximately $878 thousand and $1.5 million, respectively.

The gain from the change in the derivative liability was $0 for the three and six months ended June 30, 2008 as compared to $182 thousand and $642 thousand, respectively, for the three and six months ended June 30, 2007.

Other income, net (excluding interest income), for the three and six months ended June 30, 2008 was approximately $121 thousand and $205, respectively,  as compared to approximately $560 thousand and $567 thousand, respectively, for the three and six months ended June 30, 2007. Other income primarily consists of income from the licensing of intangible assets.  See Note 12:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $1.1 million of cash and investments as compared to $0.8 million as of December 31, 2007.  The change in cash and investments was primarily due to cash provided by financing activities of $2.6 million offset by cash used for operating activities and financing activities of $2.3 million.

Cash flow used in operating activities during the six months ended June 30, 2008 was approximately $2.0 million primarily attributable to our net loss of $2.8 million and an increase in accounts receivable of $1.4 million offset by non-cash expenses of $1.9 million. During the six months ended June 30, 2007, operating activities used cash of $1.2 million attributable to our net loss of $4.7 million and primarily offset by non-cash expenses of $2.8 million.

Cash used in investing activities during the six months ended June 30, 2008 was approximately $236 thousand used for equipment purchases.  During the six months ended June 30, 2007, the cash used in investing activities was $4 thousand used for investment purchases.

Cash provided by financing activities during the six months ended June 30, 2008 was approximately $2.6 million and was comprised of approximately $1.6 million from the sale of common stock, $1.7 million from the line of credit, and offset by payments on debt of $0.7 million.  The cash provided by financing activities during the six months ended June 30, 2007 was approximately $ 0.4 million primarily consisted of $0.5 million, net, from debt issuance and offset by payments against debt of approximately $33 thousand.

Our condensed consolidated financial statements as of June 30, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated April 9, 2008 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate our business to experience revenue growth during the year ended December 31, 2008. This trend may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  In addition, in December 2008, we will be obligated to repay approximately $6.0 million to the note holders.  If the funds are not available, we will negotiate with the note holders to defer the payment but no assurances can be made that they will agree. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.  We anticipate that we will still require additional funds over the next twelve months.  We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

The Company’s ability to obtain additional funding is impacted by its present indebtedness.  The Company’s notes payable have covenants which the Company currently is in compliance with and the covenants contain certain restrictive components that materially limit our ability to raise additional secured debt which is presently limited to a maximum of $2.5 million. The Company has a line of credit with a maximum of $2.5 million which is secured by accounts receivable and inventory which effectively eliminates any additional secured indebtedness under the note covenants. The Company's line of credit was temporarily extended (see Notes 8 and 15).  In addition, pursuant to the notes payable agreement, the Company cannot enter into a consolidation, merger, or acquisition under certain conditions without consent of the note holders.  The Company may raise additional unsecured debt under the note covenants given certain restrictions.  In addition, the notes payable allow for additional equity financing.

If we are unable to obtain sufficient funds during the next twelve months, we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. The Company is reviewing its cost structures for cost efficiencies and is taking measures to reduce non-production costs.

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

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2008, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of June 30, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and excessive employee turnover, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

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

(b)  Changes in Internal Controls.  During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than the  legal proceeding pending against the company as described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, through June 30, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes from the risk factors during the three and six months ended June 30, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), pursuant to which the Company sold and issued 1,586,539 shares of common stock, par value of $0.001 per share, at a price of $1.04 per share and warrants to purchase an additional 793,273 shares of common stock for an aggregate purchase price of approximately $1.65 million.  The warrants are exercisable at a price of $1.30 per share and expire on April 2, 2013.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Securities Purchase Agreement, dated on April 2, 2008, by and among the Company and purchasers signatory thereto (2)

10.2	Registration Rights Agreement, dated on April 2, 2008, by and among the Company and purchasers signatory thereto (2)

10.3	Executive Services Agreement, dated on April 2, 2008, by and between the Company and Tatum, LLC (3)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

(1)         Filed herewith.
(2)	Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on April 4, 2008.
(3)         Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on April 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2008.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Interim Chief Financial Officer
Principal Accounting and Financial Officer