Form 10-Q
period 2008-09-30
EMAGIN CORP
filed 2008-11-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares of common stock outstanding as of October 31, 2008 was 15,018,839.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2008

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008 (unaudited)	2007 (as restated, see Note 10)

ASSETS

Current assets:
Cash and cash equivalents	$1,272	$713
Investments – held to maturity	94	94
Accounts receivable, net	4,002	2,383
Inventory	1,978	1,815
Prepaid expenses and other current assets	711	850
Total current assets	8,057	5,855
Equipment, furniture and leasehold improvements, net	348	292
Intangible assets, net	48	51
Other assets	231	232
Deferred financing costs, net	507	218
Total assets	$9,191	$6,648

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$746	$620
Accrued compensation	886	891
Other accrued expenses	737	729
Advance payments	—	35
Deferred revenue	125	179
Current portion of debt	8,375	7,089
Other current liabilities	743	1,020
Total current liabilities	11,612	10,563

Long-term debt	38	60
Total liabilities	11,650	10,623

Commitments and contingencies

Redeemable common stock: 525,500 shares redeemable as of September 30, 2008 and 162,500 shares redeemable as of December 31, 2007	429	195

Capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Series A Senior Secured Convertible Preferred stock, stated value $1,000 per share, $.001 par value: 3,198 shares designated and none issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 14,496,339 shares as of September 30, 2008 and 12,458,400 shares as of December 31, 2007, net of redeemable common stock	14	12
Additional paid-in capital	198,846	195,131
Accumulated deficit	(201,748)	(199,313)
Total capital deficit	(2,888)	(4,170)
Total liabilities and capital deficit	$9,191	$6,648

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:

Product revenue	$4,181	$4,318	$11,139	$11,985
Contract revenue	1,004	753	2,330	927

Total revenue, net	5,185	5,071	13,469	12,912

Cost of goods sold	2,801	3,059	8,110	9,120

Gross profit	2,384	2,012	5,359	3,792

Operating expenses:

Research and development	306	564	1,614	2,304
Selling, general and administrative	1,293	1,434	4,797	5,198
Total operating expenses	1,599	1,998	6,411	7,502

Income (loss) from operations	785	14	(1,052)	(3,710)

Other income (expense):

Interest expense	(508)	(592)	(1,677)	(2,766)
Loss on extinguishment of debt	—	(10,749)	—	(10,749)
Loss on warrant derivative liability	—	(1,496)	—	(853)
Other income, net	84	172	294	762
Total other expense	(424)	(12,665)	(1,383)	(13,606)

Net income (loss)	$361	$(12,651)	$(2,435)	$(17,316)

Income (loss) per share, basic	$0.02	$(1.06)	$(0.18)	$(1.53)
Income (loss) per share, diluted	$0.02	$(1.06)	$(0.18)	$(1.53)

Weighted average number of shares outstanding:
Basic	14,617,235	11,934,705	13,854,860	11,300,757
Diluted	23,430,416	11,934,705	13,854,860	11,300,757

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
(In thousands)
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007 as reported	12,621	$12	$195,326	$(199,313)	$(3,975)
Adjustments	(163)	-	(195)	—	(195)
Adjusted balance	12,458	12	195,131	(199,313)	(4,170)
Sale of common stock, net of issuance costs	1,587	2	1,578	—	1,580
Expiration of put option	125	—	150	—	150
Issuance of common stock for services	326	—	303	—	303
Stock-based compensation	—	—	845	—	845
Fair value of warrants issued	—	—	883	—	883
Deemed dividend, put option	—	—	(44)	—	(44)
Net loss	—	—	—	(2,435)	(2,435)
Balance, September 30, 2008	14,496	$14	$198,846	$(201,748)	$(2,888)

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months Ended
	September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,435)	$(17,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	313
Amortization of deferred financing and waiver fees	1,152	266
Increase in (reduction of) provision for sales returns and doubtful accounts	241	(35)
Stock-based compensation	845	1,172
Amortization of common stock issued for services	88	953
Amortization of discount on notes payable	25	1,848
Loss on warrant derivative liability	—	853
Loss on extinguishment of debt	—	10,749

Changes in operating assets and liabilities:
Accounts receivable	(1,860)	(1,755)
Inventory	(163)	534
Prepaid expenses and other current assets	254	(145)
Deferred revenue	(54)	128
Accounts payable, accrued compensation, other accrued expenses, and advance payments	94	750
Other current liabilities	(277)	15
Net cash used in operating activities	(1,908)	(1,670)

Cash flows from investing activities:
Purchase of equipment	(236)	(9)
Proceeds from investments – held to maturity	—	33
Net cash (used in) provided by investing activities	(236)	24

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	1,580	—
Proceeds from exercise of warrants	—	3
Proceeds from debt	1,934	1,108
Payments related to deferred financing costs	(117)	(40)
Payments of debt and capital leases	(694)	(48)
Net cash provided by financing activities	2,703	1,023

Net increase (decrease) in cash and cash equivalents	559	(623)
Cash and cash equivalents beginning of period	713	1,415
Cash and cash equivalents end of period	$1,272	$792

Cash paid for interest	$524	$281
Cash paid for taxes	$31	$67

Non-cash financing and investing activities: During the nine months ended September 30, 2008, the Company:

• Entered into an amended Loan and Security Agreement and issued warrants that are exercisable at $1.50 per share into 1.0 million shares of common stock valued at approximately $0.7 million.
• Entered into an amended Loan and Security Agreement and issued warrants that are exercisable at $1.30 per share into 370,000 shares of common stock valued at approximately $154,000.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring losses from operations, which it believes will continue through the foreseeable future.  The Company’s cash requirements over the next twelve months are greater than the Company’s current cash, cash equivalents, and investments at September 30, 2008.  The Company has working capital and capital deficits as of September 30, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern without continuing to obtain additional funding.  The Company does not have commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If the Company is unable to obtain sufficient funds during the next twelve months, the Company will further reduce the size of its organization and/or curtail operations which will have a material adverse impact on the Company’s business prospects. The Company is reviewing its cost structures for cost efficiencies and is taking measures to reduce costs. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2:  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities for which it will defer the adoption until January 1, 2009. In October 2008, the FASB issued FASP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157 in situations where the market for that financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

Receivables consisted of the following (in thousands):

	September 30, 2008 (unaudited)	December 31, 2007
Accounts receivable	$4,600	$2,741
Less allowance for doubtful accounts	(598)	(358)
Net receivables	$4,002	$2,383

Note 4:  Research and Development Costs

Research and development costs are expensed as incurred.

Note 5:  Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, convertible notes and redeemable stock.

The following table presents a reconciliation of the numerator and denominators of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:

Net earnings	$361	$(12,651)	$(2,435)	$(17,316)
Adjustment for interest expense on convertible notes, net of taxes	121
Net earnings (loss), adjusted	$482	$(12,651)	$(2,435)	$(17,316)

Denominator:
Weighted average shares outstanding for basic earning per share	14,617,235	11,934,705	13,854,860	11,300,757
Effective of dilutive shares:
Dilution from stock options and warrants	365,216	—	—	—
Redeemable stock	117,277	—	—	—
Convertible notes	8,330,688	—	—	—
Dilutive potential common shares	8,813,181	—	—	—
Weighted –average shares outstanding for diluted earnings per share	23,430,416	11,934,705	13,854,860	11,300,757

The Company excludes options and warrants with exercise prices that are greater than the average market price from the calculation of diluted EPS whose effect would be anti-dilutive.  For the three months ended September 30, 2008, the Company excluded 11,680,679 from its diluted EPS calculation as their effect would be anit-dilutive.

For the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, the Company has excluded options, warrants, and convertible notes outstanding to acquire 10,901,343 and 17,440,096 shares of our common stock, respectively, since their effect would be anti-dilutive.

The Company issued 522,500 shares of common stock which were redeemable.  Of the 522,500 shares, 360,000 shares were excluded as the shares have a redemption price below the average market price and would be anti-dilutive. Of the remaining 162,500 shares which were “in the money”, only the incremental shares, 117,277, were included.

The convertible notes are convertible at the option of the holders at any time prior to maturity.  For purposes of calculating diluted earnings per share, the interest expense associated with the notes was added back to net earnings and the shares issuable upon conversion of the notes were included.

Note 6:  Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	September 30, 2008 (unaudited)	December 31, 2007
Raw materials	$1,175	$1,069
Work in process	157	370
Finished goods	646	376
Total inventory	$1,978	$1,815

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2008 (unaudited)	December 31, 2007
Vendor prepayments	$344	$537
Other prepaid expenses	364	310
Other assets	3	3
Total prepaid expenses and other current assets	$711	$850

Note 8:  Debt

Debt is as follows (in thousands):

	September 30,
	2008 (unaudited)	December 31, 2007
Current portion of long-term debt:
Other debt	$31	$44
Line of credit with Moriah	2,382	1,108
8% Senior Secured Convertible Notes	5,962	5,962
Less: Unamortized discount on notes payable	—	(25)
Current portion of long-term debt, net	8,375	7,089
Long-term debt:
Other debt	38	60
Long-term debt, net	38	60
Total debt, net	$8,413	$7,149

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah”) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company is permitted to borrow an amount not to exceed 90% of its domestic eligible accounts receivable and 50% of its eligible inventory capped at $600 thousand.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82.5 thousand to Moriah which are amortized to interest expense over the life of the agreement. In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan is convertible into shares of the Company’s common stock pursuant to the terms of the Loan Conversion Agreement.  The Loan was to mature on August 7, 2008, however Moriah extended the maturity date to August 20, 2008 when the loan agreement was further amended as explained below.

On January 30, 2008, the Company amended and restated its Loan agreement (“Amended Loan Agreement”) with Moriah.  The Amended Loan Agreement’s borrowing base calculation was modified to include 70% of eligible foreign accounts.  The Amended Loan Agreement eliminated the optional conversion of principal up to $2.0 million into common stock.  In connection with the amendment, the Company issued a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013.

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

Effective March 25, 2008, the Company amended the Warrant Issuance Agreement (“Amended Warrant Agreement”) with Moriah. In connection with such amendment, the Company issued a waiver fee in the form of a Warrant to purchase an additional 250,000 shares of its common stock at a price of $1.50 expiring March 25, 2013.

The Company determined the fair value of the 1,000,000 warrants to be $729 thousand of which $168 thousand was expensed immediately and $561 thousand will be amortized to interest expense over the life of the loan.  The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 2.61 % and 2.96%; expected volatility of 90.9% and 92.3%; and expected contractual term of 5 years.

The Company and Moriah entered into Amendment No. 3 to the Loan and Security Agreement dated August 20, 2008 (the “Amendment No. 3”).  Pursuant to Amendment No. 3, the Company issued Moriah an Amended and Restated Revolving Loan Note (the “Amended Note”) and the maturity date has been extended to August 7, 2009. The Company will pay Moriah $85 thousand in servicing fees by December 1, 2008 and as of September 30, 2008, the Company has paid $34 thousand.  The servicing fees will be amortized to interest expense over the life of the agreement.

Pursuant to Amendment No. 3, the following changes were made to the Loan:  the maximum amount the Company can borrow has been increased to $3 million; the borrowing base calculation was modified to increase eligible foreign accounts receivable to 80% and increased the eligible inventory to the lesser of 70% or $800 thousand; and financial covenants have been added.

The Company issued Moriah a warrant, which terminates on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  The Company determined the fair value of the warrants to be approximately $154 thousand which was recorded as a deferred debt issuance cost. The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 3.16%; expected volatility of 87.7%; and expected contractual term of 5 years.  The deferred debt issuance costs are being amortized to interest expense over the life of the loan.

Pursuant to Amendment No. 3, the Company and Moriah, also, entered into an Amended and Restated Securities Issuance Agreement.  The Company issued 485,000 shares of unregistered common stock valued at approximately $340 thousand which was recorded as a deferred debt issuance cost.  It will be amortized to interest expense over the life of the agreement. In addition, the holders of the Amended 8% Notes and the investors in the Purchase Agreement (See Note 10) consented to the Amended Note and received a total of 144,000 shares of unregistered common stock valued at approximately $101 thousand which was recorded as waiver fees and expensed to interest expense.

Pursuant to Amendment No. 3, the Company and Moriah entered into an Amendment to Registration Rights Agreement (the “Amended Registration Rights Agreement”).   Pursuant to the Amended Registration Rights Agreement, the Company agreed to use its best efforts to file a registration statement  to register the shares 485,000 shares of the company’s common stock issued pursuant to the Amended and Restated Securities Issuance Agreement and the shares of common stock issuable upon exercise of the Warrant, provided that the Company is permitted to under applicable securities rules and regulations and after the certain other registration statements that the Company was obligated to file on behalf of selling shareholders have been  declared effective.

In the three and nine months ended September 30, 2008, approximately $331 thousand and $1.2 million, respectively, of deferred debt issuance costs and waiver fees were amortized to interest expense.  For the three and nine months ended September 30, 2008, interest expense includes interest paid or accrued on outstanding debt of approximately $178 thousand and $501 thousand, respectively.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$31	$43	$106	$173
Research and development	58	82	192	282
Selling, general and administrative	149	148	547	717
Total stock compensation expense	$238	$273	$845	$1,172

At September 30, 2008, total unrecognized non-cash compensation cost related to stock options was approximately $964 thousand, net of forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.7 years.

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

There were approximately 171,000 and 919,000 options granted to employees and directors during the three and nine months ended September 30, 2008. The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended September 30
	2008	2007
Dividend yield	0%	0%
Risk free interest rates	2.46 to 3.37%	4.23%
Expected volatility	88.4 to 92.3%	106%
Expected term (in years)	5	5

There were no stock options granted during the three and nine-month period ended September 30, 2007.  We have not declared or paid any dividends and do not currently expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

The Board of Directors authorized the establishment of the 2008 Incentive Stock Plan with 2,000,000 options available for grant.  The 2008 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.  No options were granted from this plan as of September 30, 2008.

A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	894,323	$2.62
Options granted	919,253	0.89
Options exercised	—
Options forfeited	(205,903)	2.29
Options cancelled	—
Outstanding at September 30, 2008	1,607,673	$1.63	6.67	$—
Vested or expected to vest at September 30, 2008 (1)	1,569,232	$1.55	6.67	$—
Exercisable at September 30, 2008	1,127,170	$1.76	6.91	$—

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.81 - $1.51	1,140,130	8.09	$1.00	763,017	$1.08
$2.60 - $2.70	430,343	3.23	2.61	333,153	2.60
$3.50 - $5.80	8,000	3.81	5.51	8,000	5.51
$6.60 - $22.50	29,200	2.82	10.91	23,000	10.82
	1,607,673	6.67	$1.63	1,127,170	$1.76

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were no options in-the-money at September 30, 2008.   The Company’s closing stock price was $0.54 as of September 30, 2008. The Company issues new shares of common stock upon exercise of stock options.

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

A registration rights agreement was entered into on April 2, 2008 in connection with the private placement which required the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants within 45 days of the signing of the agreement.  The Company must use its best efforts to have the registration statement declared effective within 90 days of the signing of the agreement or if a SEC review occurs, 120 days.  In addition, the Company must use its best efforts to maintain the effectiveness of the registration statement until all common stock has been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

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

The Company filed the registration statement within the 45 day period however the Company was notified that the registration statement was under review by the SEC.  The amended registration statement was not filed by August 2, 2008 which was the 120th day from the signing of the purchase agreement and therefore the registration statement is not effective. As of September 30, 2008, the registration statement is not effective.

The Company accounted for the registration payment arrangement under the guidance of EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“EITF 00-19-2”) which requires the contingent obligation to make future payments be recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”, (“Statement 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, (“Interpretation 14”). The Company estimated $399 thousand to be the maximum potential damages that the Company may be required to pay the investors if the registration statement is not effective within three years of the signing of the agreement. The Company estimated $126 thousand to be a reasonable estimate of the potential damages that may be due to the investors.  As a result, the Company recorded a liability of $126 thousand in the condensed consolidated balance sheets and the associated expense in other income (expense) in the condensed consolidated statements of operations of approximately $60 thousand and $126 thousand for the three and nine months ended September 30, 2008, respectively.

On August 20, 2008, the Company and Moriah Capital entered into Amendment No. 3 to the Loan and Security Agreement (“Amendment No. 3”) effective August 7, 2008. The Company issued Moriah a warrant, which terminates on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.

In addition, the Company and Moriah entered into an Amended and Restated Securities Issuance agreement (the “Amended and Restated Securities Issuance Agreement”) on August 20, 2008. On August 7, 2007, in connection with the Securities Issuance Agreement, (the “Original Securities Issuance Agreement”), the Company issued Moriah 162,500 shares of the Company’s common stock (the “2007 Shares”). With respect to the Amended and Restated Securities Issuance Agreement, Moriah agreed to waive the Company’s obligation to buy back the 2007 Shares with respect to 125,000 of such shares and to defer the Company’s obligation to buy back 37,500 of such 2007 Shares  (collectively, the “Put Waiver”). The Company issued Moriah 485,000 shares of its Common Stock (of which 125,000 shares were issued in consideration for the Put Waiver from Moriah and 360,000 shares were issued in lieu of the issuance to Moriah of the Contingent Issued Shares (as described in the Original Securities Issuance Agreement)). Additionally, the Company has granted Moriah a put option pursuant to which Moriah can sell to the Company 162,500 shares of its common stock for $195,000, pro-rated for any portion thereof (the “2007 Put Price”) and a second put option pursuant to which Moriah can sell 360,000 of the shares issued to Moriah to the Company for $234,000 (the “2008 Put Option”).  The 2007 and 2008 Put Option shall automatically be deemed exercised by Moriah unless Moriah delivers written notice to the Company at any time between July 1, 2009 and August 1, 2009 that Moriah does not wish to exercise the 2008 Put option in whole or in part.

The shares underlying the put options are presented as redeemable common stock and presented separately from permanent equity. As of September 30, 2008, an aggregate  of 522,500 shares related to the 2007 and 2008 put options are presented on the balance sheet as redeemable common stock in the amount of $429,000, representing the amount for which the shares may be redeemed at the option of the holders at such date.

We have restated the December 31, 2007 balance sheet with respect to 162,500 shares of common stock underlying the 2007 put option, in the amount of $195,000, representing the amount for which the shares may be redeemed at the option of the holders at such date. Such shares, which were previously reported as permanent equity, (“capital deficit”) are presented as redeemable common stock on the accompanying balance sheet.

The Company and Moriah entered into an Amendment to Registration Rights Agreement (the “Amended Registration Rights Agreement”) and the Company agreed to use its best efforts to file a registration statement to register the 485,000 shares of the Company’s common stock issued and the shares of common stock issuable upon exercise of the Warrant.

On August 19, 2008, the Holders of the Amended Notes and the Investors in the Purchase Agreement consented to the Company’s execution of the Amended Note, Amendment No. 3, Amended and Restated Securities Issuance Agreement, and the Amended Registration Rights Agreement.  In consideration for the consent, a total of 144,000 shares of common stock were issued to the Holders and Investors based on individual participation in the Amended Notes and Purchase Agreement on September 4, 2008.

For the three and nine months ended September 30, 2008 and 2007, there were no stock options exercised.  For the three and nine months ended September 30, 2008, there were no warrants exercised and for the three months ended September 30, 2007, there were no warrants exercised and for the nine months ended September 30, 2007, the Company received approximately $3 thousand in proceeds for warrants exercised.

For the three and nine months ended September 30, 2008, the Company issued approximately 629,000 and 811,000 shares of common stock, respectively, for payment of approximately $441 thousand  and $643 thousand, respectively, for services rendered or to be rendered in the future.  For the three and nine months ended September 30, 2007, the Company issued approximately 163 thousand and 1.1 million shares of common stock, respectively, for payment of approximately $195 thousand and $953 thousand, respectively, for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services to be rendered in prepaid expenses and rendered in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

Note 11:  Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.  The Company has not provided for income taxes in the three and nine months ended September 30, 2008 as the Company expects its effective tax rate to be zero due to continuing losses.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under the existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $142 thousand and $396 thousand for the three and nine months ended September 30, 2008, respectively, and approximately $163 thousand and $723 thousand for the three and nine months ended September 30, 2007 as income from the license of intangible assets and included this amount as other income in the condensed consolidated statements of operations.  The income from the license of intangible assets is equivalent to the royalty payments that have been waived by Kodak.

Royalty expense (including amounts imputed – see above) was approximately $284 thousand and $792 thousand, respectively, for the three and nine months ended September 30, 2008 and approximately $327 thousand and $887 thousand, respectively, for the three and nine months ended September 30, 2007.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  Rent expense was approximately $332 thousand and $996 thousand, respectively, for the three and nine months ended September 30, 2008 and 2007.

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

Stock-based Compensation

We maintain several stock incentive plans.  The 2005 Employee Stock Purchase Plan provides our employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. As of September 30, 2008, the plan had not been implemented.

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

The Board of Directors authorized the establishment of the 2008 Incentive Stock Plan with 2,000,000 options available for grant.  The 2008 Incentive Stock Plan is intended to provide long-term performance incentives to directors, executives, selected employees and consultants and reward them for making major contributions to the success and well being of the Company.  As of September 30, 2008, no options have been issued from this plan.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

Revenues for the three and nine months ended September 30, 2008 were approximately $5.2 million and $13.5 million, respectively, as compared to approximately $5.1 million and $12.9 million for the three and nine months ended September 30, 2007, respectively, an increase of approximately 2% and 5%, respectively.  There was relatively no change in revenues for the three month period as compared to the same period of the prior year.  The higher revenues of $0.6 million for the nine month period as compared to the same period in the prior year was due to an increase in the contract revenues of $1.4 million as a result of additional contracts the Company has obtained offset by a slight decrease in product revenue of $0.8 million.  The decrease in the product revenue was due to a production issue the Company experienced in the first quarter of 2008 which resulted in a shortage of displays.  The Company has rectified the production issue and has seen improvement in its production volume and yield.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and nine months ended September 30, 2008 were approximately $2.8 million and $8.1 million, respectively, as compared to approximately $3.1 million and $9.1 million, respectively, for the three and nine months ended September 30, 2007.  For the three and nine month periods as compared to the same periods of the prior year there was a decrease of approximately $0.3 million and $1.0 million, respectively. The gross margin for the three and nine months ended September 30, 2008 was approximately $2.4 million and $5.4 million, respectively, as compared to approximately $2.0 million and $3.8 million, respectively, for the three and nine months ended September 30, 2007. As a percentage of revenue this translates to a gross margin for the three and nine months ended September 30, 2008 of 46% and 40%, respectively, as compared to 40% and 29%, respectively, for the three and nine months ended September 30, 2007.  The increase in the gross margin was attributed to fuller utilization of our fixed production overhead due to higher unit production volume, improved yields, and a decrease in the third party rebillable R&D costs.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and nine months ended September 30, 2008 were approximately $0.3 million and $1.6 million, respectively, as compared to $0.6 million and $2.3 million for the three and nine months ended September 30, 2007, a decrease of approximately $0.3 million and $0.7 million, respectively.  The decrease was due to the re-deployment of research and development personnel to production contract services which are included in cost of goods sold.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries, fees for professional services including legal fees, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2008 were approximately $1.3 million and $4.8 million, respectively, as compared to approximately $1.4 million and $5.2 million for the three and nine months ended September 30, 2007, a decrease of $0.1 million and $0.4 million, respectively. The decrease of approximately $0.1 million for the three months ended September 30, 2008 was primarily related to a decrease in professional services offset by an increase in the reserve for allowance for bad debts.  The decrease of approximately $0.4 million for the nine months ended September 30, 2008 was primarily related to decreases in personnel costs and professional services offset by an increase in reserve for allowance for bad debts.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, gain from the change in the derivative liability, and income from the licensing of intangible assets.

For the three and nine months ended September 30, 2008, interest income was approximately $2 thousand and $6 thousand as compared to approximately $9 thousand and $32 thousand for the three and nine months ended September 30, 2007.   The decrease in interest income was primarily a result of lower interest rates on investments.

For the three and nine months ended September 30, 2008, interest expense was approximately $0.5 million and $1.7 million, respectively, as compared to approximately $0.6 million and $2.8 million, respectively, for the three and nine months ended September 30, 2007.   The breakdown of the interest expense for the three and nine month period in 2008 is as follows:  interest expense associated with debt of approximately $178 thousand and $501 thousand, respectively; the amortization of the deferred costs and waiver fees associated with the debt of approximately $331 thousand and $1.2 million, respectively; and the amortization of the debt discount associated with the debt of approximately $0 and $25 thousand, respectively.  The breakdown of the interest expense for the three and nine month period in 2007 is as follows:  interest expense associated with debt of approximately $195 and $652 thousand, respectively; the amortization of the deferred costs associated with the notes payable of approximately $0 and $265 thousand, respectively; and the amortization of the debt discount of approximately $397 thousand and $1.96 million, respectively.

The gain from the change in the derivative liability was $0 for the three and nine months ended September 30, 2008 as compared to approximately $1.5 million and $0.9 million, respectively, for the three and nine months ended September 30, 2007 related to an extinguishment of debt.

Other income, net (excluding interest income), for the three and nine months ended September 30, 2008 was approximately $82 thousand and $288 thousand, respectively,  as compared to approximately $172 thousand and $762 thousand, respectively, for the three and nine months ended September 30, 2007.  Other income, net (excluding interest income)  for the three and nine months ended September 30, 2008 consists of approximately $18 thousand of income from equipment salvage; approximately $142 thousand and $396 thousand, respectively, of  income from the licensing of intangible assets; and is offset by approximately $60 thousand and $126 thousand, respectively, of expense from registration payment arrangements.  See Note 12:  Commitments and Contingencies – Royalty Payments for additional information on the income from licensing of intangible assets.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $1.4 million of cash and investments as compared to $0.8 million as of December 31, 2007.  The change in cash and investments was primarily due to cash provided by financing activities of $2.7 million offset by cash used for operating activities and investing activities of $2.1 million.

Cash flow used in operating activities during the nine months ended September 30, 2008 was approximately $1.9 million primarily attributable to our net loss of approximately $2.4 million and an increase in accounts receivable of $1.9 million offset by non-cash expenses of $2.5 million. During the nine months ended September 30, 2007, operating activities used cash of approximately $1.7 million attributable to our net loss of approximately $17.3 million and primarily offset by non-cash expenses of $16.1 million.

Cash used in investing activities during the nine months ended September 30, 2008 was approximately $236 thousand used for equipment purchases.  During the nine months ended September 30, 2007, the net cash provided by investing activities was approximately $24 thousand.   There was approximately $33 thousand provided from maturing investments offset by approximately $9 thousand used for equipment purchase.

Cash provided by financing activities during the nine months ended September 30, 2008 was approximately $2.7 million and was comprised of approximately $1.6 million from the sale of common stock, approximately $1.8 million from the line of credit, net of debt financing costs and offset by payments on debt of approximately $0.7 million.  The cash provided by financing activities during the nine months ended September 30, 2007 was approximately $1.0 million and was comprised of proceeds from exercise of warrants of $3 thousand, proceeds from debt of approximately $1.1 million, net of debt financing costs and offset by payments against debt of approximately $48 thousand.

Our condensed consolidated financial statements as of September 30, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm had issued a report dated April 9, 2008 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern. Our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate our business will experience revenue growth during the year ending December 31, 2008. This trend may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.   In addition, in December 2008, we will be obligated to repay approximately $6.0 million to the note holders.  If the funds are not available, we will negotiate with the note holders to defer the payment but no assurances can be made that they will agree to this. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.  We anticipate that we will still require additional funds over the next twelve months.  We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

The Company’s ability to obtain additional funding is impacted by its present indebtedness.  The Company’s notes payable have covenants which the Company currently is in compliance with and the covenants contain certain restrictive components that materially limit our ability to raise additional secured debt which is presently limited to a maximum of $3.0 million. The Company has a line of credit with a maximum of $3.0 million which is secured by accounts receivable and inventory which effectively eliminates any additional secured indebtedness under the note covenants.   In addition, pursuant to the notes payable agreement, the Company cannot enter into a consolidation, merger, or acquisition under certain conditions without consent of the note holders.  The Company may raise additional unsecured debt under the note covenants given certain restrictions.  In addition, the notes payable allow for additional equity financing.

If we are unable to obtain sufficient funds during the next twelve months, we may further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. The Company is continually reviewing its cost structures for cost efficiencies and is taking measures to reduce non-production costs.

In 2007, we retained CIBC World Markets Corporation and Larkspur Capital Corporation to assist us in investigating and evaluating various strategic alternatives, ranging from investment to acquisition.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2008, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of September 30, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, proper role descriptions, inadequate training and excessive employee turnover, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

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

(b)  Changes in Internal Controls.  During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than the legal proceeding pending against the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, through September 30, 2008, the Company is not a party to any legal proceedings and there have been no material developments in any legal proceedings reported in such Annual Report.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes from the risk factors during the three and nine months ended September 30, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2008, the Company and Moriah Capital, L.P. (“Moriah”) entered into Amendment No. 3 to the Loan and Security Agreement dated as of August 20, 2008 (the “Amendment No. 3”). Pursuant to Amendment No. 3, the Company issued Moriah a warrant, which terminates on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.

Pursuant to Amendment No. 3, the Company and Moriah entered into an Amended and Restated Securities Issuance agreement (the “Amended and Restated Securities Issuance Agreement”).  Pursuant to the Amended and Restated Securities Agreement, the Company is issued Moriah 485,000 shares of its Common Stock.

On August 19, 2008, the Holders of the Amended Notes and the Investors in the Purchase Agreement consented to the Company’s execution of the Amended Note, Amendment No. 3, Amended and Restated Securities Issuance Agreement, and the Amended Registration Rights Agreement.  In consideration for the consent, a total of 144,000 shares of common stock were issued to the Holders and Investors based on individual participation in the Amended Notes and Securities Purchase Agreement on September 4, 2008.

We claim an exemption from the registration requirements of the Securities  Act of 1933, amended (the "Act") for the private placement of the above-referenced securities pursuant to Section 4(2) of the Act since, among other things, these transactions did not involve a public offering and we took appropriate measures to restrict the transfer of the securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

EXHIBIT
NUMBER                                DESCRIPTION

4.1	Form of Common Stock Purchase Warrant, dated August 7, 2008 (2)

4.2	Form of Amended and Restated Secured Revolving Loan Note, dated August 20, 2008 (2)

10.1	Amendment No. 3 to Loan and Security Agreement, dated as of August 20, 2008 to the Loan and Security Agreement dated August 7, 2007 (2)

10.2	Warrant Issuance Agreement No. 2, dated August 20, 2008 (2)

10.3	Amended and Restated Securities Issuance Agreement, dated as of August 20, 2008 (2)

10.4	Amendment, dated August 20, 2008, to Registration Rights Agreement, dated as of August 7, 2007 (2)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)
(1)	Filed herewith.
(2)	Incorporated by reference to the Current Report on Form 8-K, as filed by the Company with the SEC on August 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November 14, 2008.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Interim Chief Financial Officer
Principal Accounting and Financial Officer