Form 10-K/A
period 2007-12-31
EMAGIN CORP
filed 2009-01-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

eMagin Corporation  (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2008 (the “original Form 10-K”), to amend and restate its Consolidated Balance Sheet as of December 31, 2007 and its Consolidated Statement of Changes In Shareholders’ Equity (Capital Deficit), Consolidated Statement of Cash Flows, and its applicable selected financial data for the year ended December 31, 2007.

The Company is filing this amendment to report its redeemable common stock separately rather than include it in permanent equity as originally stated in its 10-K for the fiscal year ended December 31, 2007. Accordingly, the Company has restated the financial statements and presented the redeemable common stock separate from permanent equity on its balance sheet.  The aforementioned change had no impact on the Company’s total assets and total liabilities on the balance sheet or the previously reported consolidated statements of operations, including net income (loss) and earnings (loss) per share.

The Company is revising certain disclosures as requested by the Securities and Exchange Commission in their letter of comment May 15, 2008. The Company revised the following:

●	Results of Operations – Year Ended December 31, 2007 Compared to December 31, 2006 – Cost of Goods Sold
●	Liquidity and Capital Resources
●	Notes to the Consolidated Financial Statements – Note 8: Debt and Note 9: Income Taxes

This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 14, 2008, the filing date of our original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following sections have been amended:

Part II - Item 6:   Selected Financial Data
Part II - Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Part II - Item 8:   Financial Statements
Part IV - Item 15:  Exhibits and Financial Statement Schedules

FORM 10-K/A

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

Microdisplays Under Development.  We are developing two additional display products, a smaller format (SVGA-3DS) version of our SVGA display, which will have 800 x 600 triad pixels and be 0.44 inch diagonal and a 0.77 inch SXGA OLED microdisplay with resolution of 1280x 1024 triad pixels. These new products offer both analog and digital signal inputs in a compact display with greater power efficiency. With the world’s finest pitch (11.1 microns) and a high level of integrated functionality, the SVGA-3DS provides a simple path to system integration in a small format. The SXGA split chip architecture offers unprecedented power consumption savings for this display format in addition to a highly flexible system interface configuration.

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

Most companies pursuing liquid crystal on silicon technology, such as  Syntax/Brillian Corporation, among others, have primarily focused on projection microdisplays, which do not compete directly with us. In most near-to-the-eye imaging markets, we face more serious competition from developers of transmissive liquid crystal displays, such as those developed by Kopin, or possibly laser scanning systems, such as those developed by Microvision Corporation. Large amounts of investment in an intrinsically weaker technology can potentially overcome advantages of one technology over another.

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

We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, our technology may be available to licensees of Eastman Kodak, and protection of our intellectual property rights may be limited in certain foreign countries. On April 30, 2007, the U.S. Supreme Court, in KSR International Co. vs. Teleflex, Inc. , mandated a more expansive and flexible approach towards a determination as to whether a patent is obvious and invalid, which may make it more difficult for patent holders to secure or maintain existing patents. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for eMagin. We have not been in a financial position to properly protect all of our intellectual property, and may not be in a position to properly protect our position or stay ahead of competition in new research and the protecting of the resulting intellectual property.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K/A an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

As of December 31, 2007, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 9A of this Form 10-K/A.   This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

ITEM 3. LEGAL PROCEEDINGS

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 ( Case No. 07-CV-8827 (KMK) .  The plaintiff seeks unspecified compensatory damages, punitive damages and attorneys’ fees.  On November 26, 2007, the Company served and filed its Answer, in which it denied the material allegations of the Complaint and asserted numerous affirmative defenses.  This action is presently in the discovery stage.  The Company disputes the allegations of the Complaint and intends on vigorously defending this action.

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

The Company entered into agreements, effective as of August 7, 2007 with Moriah, pursuant to which the Company may borrow an amount not to exceed $2,500,000.  Such funds may be drawn down by the Company in tranches of at least $25,000 up to five times each month. In connection with the transaction, the Company issued, executed and delivered to Moriah a Secured Convertible Revolving Loan Note (the “Moriah Agreement”) with a principal amount not to exceed $2,500,000, of which up to $2,000,000 is convertible into up to 1,333,333 shares (at a conversion price of $1.50 per share), and a Securities Issuance Agreement pursuant to which the Company issued 162,500 shares of its common stock (recorded as temporary equity - see Note 10), which shares had an aggregate market value at the Closing Date of $195,000.

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

ITEM 6.  SELECTED FINANCIAL DATA (Restated -See Note 10)

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data at December 31, 2007 (restated) and 2006 are derived from our audited financial statements which are included elsewhere in this Form 10-K/A.   The statement of operations data for the year ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Form 10-K/A .   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue	$17,554	$8,169	$3,745	$3,593	$2,578
Cost of goods sold	12,628	11,359	10,219	5,966	5,141
Gross profit (loss)	4,926	(3,190)	(6,474)	(2,373)	(2,563)
Operating expenses:
Research and development	2,949	4,406	4,020	898	19
Selling, general and administrative	6,591	8,860	6,316	4,428	5,712
Total operating expenses	9,540	13,266	10,336	5,326	5,731
Loss from operations	(4,614)	(16,456)	(16,810)	(7,699)	(8,294)
Other (expense) income, net	(13,874)	1,190	282	(5,012)	3,571
Net loss	$(18,488)	$(15,266)	$(16,528)	$(12,711)	$(4,723)

Basic and diluted loss per share	$(1.59)	$(1.52)	$(1.94)	$(1.98)	$(1.31)

Shares used in calculation of loss per share:
Basic and diluted	11,633	10,058	8,541	6,428	3,599

Consolidated Balance Sheet Data: (Restated)

	December 31,
	2007 (restated)	2006	2005	2004	2003
Cash and cash equivalents	$713	$1,415	$6,727	$13,457	$1,054
Working capital (deficit)	$(4,708)	$(305)	$8,868	$14,925	$106
Total assets	$6,648	$7,005	$14,142	$18,436	$3,749
Long-term obligations	$60	$2,229	$56	$22	$6,161
Total Shareholders’ (capital deficit) equity	$(4,170)	$(1,164)	$10,401	$16,447	$(4,767)

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

	As a Percentage of Total Revenue Year Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	72	139	273
Gross profit (loss)	28	(39)	(173)
Operating expenses:
Research and development	17	54	107
Selling, general and administrative	38	109	169
operating expenses	55	163	276
Loss from operations	(27)	(202)	(449)
Other (expense) income	(78)	15	8
Net loss	(105)%	(187)%	(441)%

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production of our products. Cost of goods sold for the years ended December 31, 2007 and 2006 was approximately $12.6 million and $11.4, respectively, an increase of $1.3 million.  The increase included an inventory write-off of approximately $0.4 million and an increase in our warranty return reserve of approximately $0.6 million, both related to a non-recurring production issue that occurred during the fourth quarter of 2007. The non-recurring production issue involved changing a production procedure without adequate testing prior to implementation. The Company has taken steps to ensure any procedural changes in the production process will be thoroughly tested prior to implementation.

Cost of goods sold as a percentage of revenues improved from 139% in 2006 to 72% in 2007. Cost of goods is comprised primarily of material and labor cost. The labor portion of cost of goods is mostly fixed. Increased volume results in a lower cost of goods sold percentage. The improvement in cost of goods sold in 2007 was due primarily to both a streamlining of the Company’s workforce in mid-2006 that had a significant full year effect on the fixed portion of cost of goods sold in 2007 and the effect of the larger revenue increase.

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

As we have reported our business experienced significant revenue growth during the year ended December 31, 2007. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  In addition, in December 2008, we will be obligated to repay approximately $6.0 million to the note holders.  If the funds are not available, we will negotiate with the note holders to defer the payment but no assurances can be made that they will agree.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be greater than our current cash on hand.  We anticipate that we will still require additional funds over the next twelve months.  We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. The Company’s ability to obtain additional funding is impacted by its present indebtedness. The Company’s notes payable have covenants which the Company was in compliance with at December 31, 2007. The covenants contain certain restrictive components that materially limit our ability to raise additional secured debt which is presently limited to a maximum of $2.5 million. The Company has a line of credit with a maximum of $2.5 million which is secured by accounts receivable and inventory which effectively eliminates any additional secured indebtedness under the note covenants. In addition, pursuant to the notes payable agreement, the Company cannot enter into a consolidation, merger, or acquisition under certain conditions without consent of the note holders. The Company may raise additional unsecured debt under the note covenants given certain restrictions and the notes payable agreement allows for additional equity financing. If we are unable to obtain sufficient funds during the next twelve months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule -  Valuation and Qualifying Accounts - listed in the index at item 15.  These financial statements and schedule  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule  based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considererd in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

The accompanying financial statements as of and for the year ended December 31, 2007 have been restated with respect to the change in presentation of certain shares of common stock previously reported as permanent equity ("capital deficit"), now presented as redeemable common stock - see Note 10.

/s/ Eisner LLP

New York, New York
January 8, 2009

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007 (Restated - See Note 10)	2006
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$713	$1,415
Investments – held to maturity	94	171
Accounts receivable, net	2,383	908
Inventory	1,815	2,485
Prepaid expenses and other current assets	850	656
Total current assets	5,855	5,635
Equipment, furniture and leasehold improvements, net	292	666
Intangible assets, net	51	55
Other assets	232	233
Deferred financing costs, net	218	416
Total assets	$6,648	$7,005

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$620	$1,192
Accrued compensation	891	959
Other accrued expenses	729	749
Advance payments	35	444
Deferred revenue	179	126
Current portion of debt	7,089	1,223
Derivative liability - warrants	—	1,195
Other current liabilities	1,020	52
Total current liabilities	10,563	5,940

Long-term debt	60	2,229
Total liabilities	10,623	8,169

Commitments and contingencies

Redeemable common stock: 162,500 shares redeemable at December 31, 2007	195	—

Capital deficit:
Preferred stock, $.001 par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Series A Senior Secured Convertible Preferred stock, stated value $1,000 per share, $.001 par value: 3,198 shares designated and none issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 12,458,400 shares in 2007 and 10,341,029 shares in 2006	12	10
Additional paid in capital	195,131	179,651
Accumulated deficit	(199,313)	(180,825)
Total capital deficit	(4,170)	(1,164)
Total liabilities and capital deficit	$6,648	$7,005

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

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Restated - See Note 10)

					Total
	Common Stock		Additional	Accumulated	Shareholders’ Equity
	Shares	Amount	Paid –in Capital	Deficit	(Capital Deficit)

	(In thousands)

Balance, December 31, 2004	7,964	$8	$165,471	$(149,031)	$16,448
Sale of common stock, net of issuance costs	1,662	2	8,398	—	8,400
Stock options exercised	11	—	37	—	37
Exercise of common stock warrants	306	—	1,584	—	1,584
Issuance of common stock for services	54	—	461	—	460
Net loss	—	—	—	(16,528)	(16,528)
Balance, December 31, 2005	9,997	$10	$175,950	$(165,559)	$10,401

Debt to equity conversion	85	—	220	—	220
Issuance of common stock for services	254	—	580	—	580
Stock-based compensation	—	—	2,891	—	2,891
Stock options exercised	5	—	10	—	10
Net loss	—	—	—	(15,266)	(15,266)
Balance, December 31, 2006	10,341	$10	179,651	$(180,825)	$(1,164)

Debt to equity conversion	797	1	310	—	311
Issuance of common stock for services	1,310	1	1,129	—	1,130
Exercise of common stock warrants	10	—	3	—	3
Stock-based compensation	—	—	1,652	—	1,652
Expiration of derivative liability- warrants	—	—	2,653	—	2,653
Beneficial conversion premium	—	—	5,078	—	5,078
Fair value of warrants issued	—	—	4,655	—	4,655
Net loss	—	—		(18,488)	(18,488)
Balance, December 31, 2007	12,458	$12	$195,131	$(199,313)	$ (4,170)

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007 (Restated)	2006		2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,488)		$(15,266)		$(16,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392		841		908
Amortization of deferred financing fees	418		221		---
Reduction of provision for sales returns and doubtful accounts	(79)		(39)		(284)
Stock based compensation	1,652		2,891		---
Issuance of common stock for services, net	1,130		553		470
Amortization of discount on notes payable	1,925		956		---
Loss (gain) on warrant derivative liability	853		(2,405)		---
Loss on extinguishment of debt	10,749		---		---
Loss on other asset	---		157		---
Write-off of miscellaneous receivable	103		---		---
Changes in operating assets and liabilities:
Accounts receivable	(1,390)		(42)		(2)
Inventory	670		1,354		(1,821)
Prepaid expenses and other current assets	1		389		(175)
Advance payments	(409)		384		(4)
Deferred revenue	53		30		96
Accounts payable, accrued compensation, and accrued expenses	(381)		(566)		1,613
Other current liabilities	858		153		14
Net cash used in operating activities	(1,943)		(10,389)		(15,713)
Cash flows from investing activities:
Purchase of equipment	(16)		(204)		(898)
Proceeds from maturity of (purchase of) investments – held to maturity	77		(51)		(120)
Purchase of intangibles and other assets	---		(2)		(54)
Net cash provided by (used in) investing activities	61		(257)		(1,072)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	---		---		8,400
Proceeds from exercise of stock options and warrants	3		10		1,621
Proceeds from long-term debt	1,608		5,970		50
Payments related to deferred financing costs	(368)		(591)		---
Payments of long-term debt and capitalized lease obligations	(63)		(55)		(16)
Net cash provided by financing activities	1,180		5,334		10,055
Net decrease in cash and cash equivalents	(702)		(5,312)		(6,730)
Cash and cash equivalents, beginning of year	1,415		6,727		13,457
Cash and cash equivalents, end of year	$713		$1,415		$6,727

Cash paid for interest	$426		$128		$4
Cash paid for taxes	$78		$40		$15

Supplemental non-cash transactions:
Conversion of debt to equity	$311		$220	$	---

Issuance of 162,000 shares of common stock for deferred financing costs	$195	$	---	$	---

During the year ended December 31, 2007, the Company


Entered into an intellectual property agreement with Kodak where Kodak was assigned the rights to a specific patent and as part of the consideration waived the royalty payments for the first six months of 2007 and reduced the royalty payment to 50% for the third and fourth quarters of 2007. $869 thousand was recorded as other income from the gain on the licensing of intangible assets;

	Entered into an amended Note Purchase Agreement with investors and issued warrants that are exercisable at $1.03 per share into approximately 5.4 million shares of common stock valued at $5.5 million.

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

Note 8 – DEBT

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

Under the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company determined the change in the present value of the expected cash flows between the Amended Notes and the Original Notes issued July 21, 2006 was greater than 10%; therefore (a) for financial reporting purposes, the modifications to the Original Notes issued July 21, 2006 were treated as an extinguishment of debt and (b) on July 23, 2007, the Company recorded a loss on extinguishment of debt of approximately $10.7 million reflecting the difference between (i) the recorded amount of debt, net of related discounts, of approximately $4.8 million and (ii) the fair value of the new debt instrument of approximately $10.7 , which was determined by multiplying the number of convertible shares underlying the note by the closing market price of the common stock on July 23, 2007 plus the change in the fair value of the warrants  on July 23, 2007, the date of the modification, of approximately $4.7 million, w hich was considered a fee paid by the debtor to the creditor under EITF 96-19 .  The Company has also recorded a beneficial conversion charge of approximately $5.1 million on the Amended Notes , which was calculated by multiplying the intrinsic value of the common stock by the underlying convertible shares,  adjusting the Amended Notes to their face value of approximately $5.8 million.  The Original Note issued on March 28, 2007 and amended on July 23, 2007 was not treated as an extinguishment but a modification.

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

Note 9 - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2007	2006	2005
U.S. Federal income tax provision (benefit) at federal statutory rate	(34)%	(34)%	(35)%
Change in valuation allowance	18%	32%	35%
Loss on extinguishment of debt	20%	-	-
Other, net	(4)%	2%	-
	0%	0%	0%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):
	For the years ended December 31,
	2007	2006	2005
Federal and state net operating loss carry-forwards	$42,266	$41,554	$37,159
Research and development carry-forwards	1,397	—	—
Other provision and expenses not currently deductible	1,746	520	216
Total deferred tax assets	45,409	42,074	37,375
Less valuation allowance	(45,409)	(42,074)	(37,375)
Net deferred tax asset	$0	$0	$0

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

Note 10 - SHAREHOLDERS' EQUITY (Restated)

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

Common Stock (Restated)

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

Additionally, the Company granted Moriah a put option pursuant to which Moriah can sell to the Company 162,500 shares of its common stock for $195 thousand, or prorated for any portion thereof ("the Put Option").  The Put Option expires if the Put Option is not exercised during the Put Period which is the earlier of a) ten business days commencing on the anniversary date of the loan agreement or b) ten business days commencing on the date which is nine months after the registration statement for the registration of the issued 162,500 shares of common stock is declared effective.  The shares underlying the put option are presented as redeemable common stock on the accompanying consolidated balance sheet and presented separately from permanent equity.

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

Legal proceedings

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 ( Case No. 07-CV-8827 (KMK) .  The plaintiff seeks unspecified compensatory damages, punitive damages and attorneys’ fees.  On November 26, 2007, the Company served and filed its Answer, in which it denied the material allegations of the Complaint and asserted numerous affirmative defenses.  This action is presently in the discovery stage.  The Company disputes the allegations of the Complaint and intends on vigorously defending this action.

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

Irwin Engelman has served as a director since May of 2005. He is currently a consultant to various industrial companies. He is currently a director of Sanford Bernstein Mutual Funds, a publicly-traded company, and a member of its audit committee. From November 1999 until April 2002, he served as Executive Vice President and Chief Financial Officer of YouthStream Media Networks, Inc., a media and retailing company serving high school and college markets. From 1992 until April 1999, he served as Executive Vice President and Chief Financial Officer of MacAndrews and Forbes Holdings, Inc., a privately-held financial holding company. From November 1998 until April 1999, he also served as Vice Chairman, Chief Administrative Officer and a director of Revlon, Inc., a publicly-traded consumer products company. From 1978 until 1992, he served as an executive officer of various public companies including International Specialty Products, Inc. (a subsidiary of GAF Holdings Inc.), CitiTrust Bancorporation, General Foods Corporation and The Singer Company. Mr. Engelman received a BBA in Accounting from Baruch College in 1955 and a Juris Doctorate from Brooklyn Law School in 1961. He was admitted practice law in the State of New Jersey in 1962. In addition, he was licensed as a CPA in the State of New Jersey in 1966.

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

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance and ethics policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our website at  http://www.emagin.com/investors .   The Governance and Nominating Committee is composed of Jack Goldman and Thomas Paulsen, each of whom the Board has determined to be independent. During 2007, the Governance and Nominating Committee held 1meeting.

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

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards		Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation		Total
Name and principal position	Year	($)	($)	($)		($), (a)	($)	($)	($)		($)

K.C. Park, Interim President and Chief Executive Officer (1)	2007	313,462	-	40,000	(4)	-	-	-	-		353,462
	2006	200,000	-	-		-	-	-	-		-
	2005	119,923	-	-		141,362	-	-	-		141,362

Gary Jones, President and Chief Executive Officer (2)	2007	102,060	-	430,000	(5)	-	-	-	51,638	(6)	583,698
	2006	368,170	-	-		-	-	-	127,928	(7)	496,098
	2005	320,313	-	-		404,150	-	-	147,420	(7)	871,883

John D. Atherly, Chief Financial Officer (3)	2007	243,000	-	-		-	-	-	-		243,000
	2006	242,308	-	-		-	-	-	-		242,308
	2005	221,406	-	-		316,240	-	-	-		537,646

Susan Jones, Executive Vice President, Chief Marketing and Strategy Officer, and Secretary	2007	278,888	-	-		-	-	-	175,184	(8)	454,072
	2006	289,163	-	-		-	-	-	81,379	(8)	370,542
	2005	259,568	26,049	-		316,240	-	-	26,049	(8)	627,906

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2007, and each person who served as an executive officer of eMagin Corporation as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT YEAR-END

	Option awards						Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)		Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable		(#), (a)	($)	Date	(#)	($)	(#)	($)
K.C. Park, Interim	465	-		465	2.60	July 21, 2008	-	-	-	-
President and	19,500	-		19,500	2.60	May 10, 2009	-	-	-	-
Chief Executive	3,676	-		3,676	2.60	January 11, 2010	-	-	-	-
Officer (1)	6,500	-		6,500	2.60	March 17, 2010	-	-	-	-
	6,500	-		6,500	2.60	November 30, 2012	-	-	-	-
	6,846	-		6,846	2.60	April 24, 2013	-	-	-	-
	4,108	-		4,108	2.60	August 30, 2013	-	-	-	-
	4,108	-		4,108	2.60	December 1, 2013	-	-	-	-

John D. Atherly,	24,375	8,125		32,500	2.60	June 16, 2011	-	-	-	-
Chief Financial	-	25,000	(3)	25,000	2.60	June 16, 2011	-	-	-	-
Officer (2)	16,250	-		16,250	2.60	March 17, 2012	-	-	-	-
	11,700	-		11,700	2.60	November 30, 2012	-	-	-	-

Susan Jones, and	48,750	-		48,750	2.60	May 17, 2009	-	-	-	-
Executive Vice	16,770	-		16,770	2.60	January 11, 2010	-	-	-	-
President, Chief	9,685	-		9,685	2.60	January 11, 2010	-	-	-	-
Marketing and	16,250	-		16,250	2.60	March 17, 2010	-	-	-	-
Strategy Officer,	11,700	-		11,700	2.60	November 30, 2012	-	-	-	-
Secretary	11,932	-		11,932	2.60	April 24, 2013	-	-	-	-
	7,159	-		7,159	2.60	August 30, 2013	-	-	-	-
	7,159	-		7,159	2.60	December 1, 2013	-	-	-	-

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

Compensation Committee Report

The Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in eMagin’s 10-K/A.  This report is provided by the following independent directors, who comprise the Committee:

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

1.  Financial Statements (Restated)

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2007 (Restated) and 2006.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2007 (Restated), 2006, and 2005.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 (Restated),  2006, and 2005.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 74  to 78 are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  12th day of January, 2009 .

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on  January 12, 2009 , on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Interim Chief Financial Officer
Paul Campbell	(Principal Financial and Accounting Officer)

/s/ Adm. Thomas Paulsen	Chairman of the Board, Director
Adm. Thomas Paulsen

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Irwin Engelman	Director
Irwin Engelman

Director
Dr. Jacob E. Goldman

/s/ Brig. Gen. Stephen Seay	Director
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