Form 10-K
period 2008-12-31
EMAGIN CORP
filed 2009-03-31
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.84 was approximately $8.6 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of February 28, 2009 was 15,921,113.

DOCUMENTS INCORPORATED BY REFERENCE – None

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

PART I

ITEM 1. BUSINESS

Introduction

eMagin Corporation (“eMagin, “we,” “our,” or “us,”) is a leader in OLED (organic light emitting diode) technology. We design, develop, manufacture, and market OLED on silicon microdisplays, virtual imaging products which utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED, technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer (“OEM”) customers to develop and market improved or new electronic products. We believe that virtual imaging will become an important way for increasingly mobile people to have quick access to high resolution data, work, and experience new more immersive forms of communications and entertainment.

We believe our OLED microdisplays offer a number of significant advantages over the more widely used liquid crystal displays, including greatly increased power efficiency, less weight, and wider viewing angles. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay, resulting in compact, high resolution, power efficient systems. We have developed our own intellectual property and accumulated over 6 years of manufacturing know-how to create high performance OLED microdisplays.

As the first to exploit OLED technology for microdisplays, and with the support of our partners and the development of our intellectual property, we believe that we enjoy a significant advantage in the commercialization of microdisplays for virtual imaging. We believe we are currently the only company to sell active matrix small molecule OLED-on-silicon microdisplays.

eMagin Corporation was created through the merger of Fashion Dynamics Corporation ("FDC"), which was organized on January 23, 1996 under the laws of the State of Nevada and FED Corporation ("FED"), a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. Simultaneous with this merger, we changed our name to eMagin Corporation. eMagin is incorporated in the state of Delaware.

We derive the majority of our revenue from sales of our OLED microdisplay products. We also generate revenue from sales of optics, microdisplays combined with optics (“microviewers”), and virtual imaging systems (primarily our Z800 3DVisor ™). In addition we earn revenue from non-recurring engineering (“NRE”) projects and under government contracts that support some of our research and development programs.

Using our active matrix OLED technology, many computer and video electronic system functions can be built directly into the OLED microdisplay, resulting in compact systems with expected lower overall system costs relative to alternative microdisplay technologies. Already proven in commercialized military and commercial systems, our portfolio of OLED microdisplays deliver high-resolution, flicker-free virtual images, working effectively even in extreme temperatures and high-vibration conditions with greatly increased system level power efficiency, less weight and wider viewing angles.

Our Technology Platforms

Small Molecule, Top-Emitting Active Matrix OLED Technology

There are two basic classes of OLED technology, dubbed single molecule or small molecule (monomer) and polymer. Our microdisplays are currently based upon active matrix small molecule OLED technology, which we refer to as active matrix OLED (“AMOLED”) because we build the displays directly on silicon chips. Our AMOLED technology uniquely permits millions of individual low-voltage light sources to be built on low-cost, silicon computer chips to produce single color, white or full-color display arrays. AMOLED microdisplays offer a number of advantages over current liquid crystal microdisplays, including lower power requirements, less weight and wider viewing angles. Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in very compact, integrated systems with lowered overall system costs relative to alternative technologies.

OLEDs are thin films of stable organic materials that emit light of various colors when a voltage is impressed across them. OLEDs are emissive devices, which mean they create their own light, as opposed to liquid crystal displays, which require a separate light source. As a result, OLED devices use less power and can be capable of higher brightness and fuller color than liquid crystal microdisplays. Because the light they emit is Lambertian, which means that it appears equally bright from most forward directions, a moderate movement in the eye does not change the image brightness or color as it does in other technologies.

We have developed numerous and significant enhancements to OLED technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, top-emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices emit full visible spectrum light that is isolated with color filters to create full color images. Our microdisplays have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours, in certain applications. New materials and device improvements, such as our recently developed OLED-XL technology, offer potential for even better performance for brightness, efficiency, and lifespan. In addition to our active matrix OLED technology, we have developed compact optic and lens enhancements which, when coupled with the microdisplay, provide the high quality large screen appearance that we believe a large proportion of the marketplace demands.

We believe that our AMOLED technology provides significant advantages over other microdisplay technologies in our targeted microdisplay markets. We believe these key advantages include:

•	Low power consumption for improved battery life and longer system life;
•	High-speed performance resulting in clear video images;
•	Wide angle light emission resulting in large apparent screen size;
•	Wide operating temperature range;
•	Good environmental stability (vibration and humidity).
•	Low manufacturing cost; and
•	Low cost system solutions.

Prism Optics

High quality, large view lenses with a wide range for eye positioning are essential for using our displays in near-eye systems. We have developed advanced molded plastic prism lenses which permit our AMOLED microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers and are using them in our own Z800 3DVisor personal display systems.

Our Market Opportunities

The growth potential of our selected target market segments have been investigated using information gathered from key industry market research firms, including DisplaySearch, Frost and Sullivan, Fuji-Chimera, McLaughlin Group, Nikkei, and others. Such data was obtained using published reports and data obtained at industry symposia. We have also relied substantially on market projections obtained privately from industry leaders, industry analysts, and current and potential customers.

Most markets involve near-eye imaging applications for products such as viewfinders, such as for digital cameras, or for head-wearable displays. These near-to-eye viewing products have been recently characterized by the McLaughlin Consulting Group as the Personal Viewer Market. The McLaughlin Group forecasts the total Personal Viewer Market to reach as much as16.0 million units and $5.7 billion in revenue by 2012.

Head-wearable display products incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as head-mounted displays (HMDs) or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest is due to accelerating the timetable to adapt such systems to military applications such as night vision and fire and rescue applications. The virtual-imaging markets we are targeting broadly fall into the categories of military, industrial/medical, and consumer though many products serve multiple markets (“dual use”). Within each of these market sectors, we believe that our OLED microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products.

Military/First Responder

Properly implemented, we believe that head-mounted systems incorporating our microdisplays  increases effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness to be used in daylight, yet controllable for nighttime light security. As a COTS (commercial off the shelf) component, OLED microdisplays intrinsically demonstrate performance characteristics important to military and other demanding commercial and industrial applications, including high contrast, wide dimming range, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments, and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. Most importantly, our OLED's very low power consumption reduces battery weight and increases allowed mission length. The OLED's inherent wide temperature range is especially of interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions. Our recently announced SXGA OLED-XL™ microdisplay provides power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant-on capabilities at low temperatures.

Our products’ military applications primarily fall into three broad areas: (1) helmet-mounted displays for situational awareness and data, (2) night vision/thermal imaging goggles and viewers, and (3) training and simulation devices. Similar systems are of interest for other military applications as well as for demanding operations such as urban security, homeland defense, fire and rescue.

Situational Awareness. Situational awareness products include head mounted displays which are used to display mapping, logistics and status and handheld imagers for border patrol and training. In certain situations these products are combined with a weapon system in order to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have already been commercially implemented into a number of military situational awareness programs including: US Army Land Warrior Program, U.S. Army Mounted Warrior Program, US Army Remote Viewer Program, Felin Fantassin à Equipements et Liaisons Intégrés Program (French Infantryman with Networked Equipment), and Israeli Advanced Integrated Soldier System, among others.

Night Vision/Thermal Imaging. Night Vision Goggles allow the user to see in low light conditions. The most modern versions usually include two different technologies: infrared/thermal, and image intensification. Third and fourth generation military devices usually use some combination of the two modes. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat-related problems. Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.  Our OLED microdisplays are typically targeted to uncooled systems, as opposed to systems that require external cooling in order to increase their sensitivity.  Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly in these small hand-held non-cooled systems.

Training and Simulation. Our OLED microdisplays and our Z800 3DVisor have been acquired by OEMs for use with their simulation and training products.  The Z800’s capability to integrate 360 degree head tracking and stereo vision, as well as its wide field of view are attractive attributes for any simulation or virtual reality system. Examples of commercialized training and simulation products include: Quantum 3D Expedition System, NVIS Virtual Binocular SSV, and Virtually Better’s Virtual Iraq.

Military Market Size. The McLaughlin Group reports that in 2012 sales of thermal weapons sights are forecast to reach $525M and sales of enhanced night vision systems are projected to reach $1.75B, propelled by both higher volumes and higher prices for added capabilities of color, higher resolution, and digital connectivity. Sales of helmet-mounted personal viewers for situational awareness are forecast to reach $330M in 2012, with growth resulting from higher definition and color displays, Our displays have already been commercialized for situational awareness and night vision/thermal imaging applications by military systems integrators including Elbit, Insight Technologies, Intevac Vision Systems, Nivisys, Oasys Technology, Qioptiq, Rockwell Collins, Saab, Sagem, and Thales, among many others. Night Vision Equipment Corporation's HelmetIR-50™, a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Similar systems are of interest for other military applications as well as for related operations such as urban security, fire and rescue.

Commercial, Industrial, and Medical

We believe that a wide variety of commercial and industrial markets offer significant opportunities due to increasing demand for instant data accessibility in mobile workplaces. Some examples of potential microdisplay applications include: immediate access to inventory such as parts, tools and equipment availability; instant accessibility to maintenance or construction manuals; routine quality assurance inspection; endoscopic surgery; and real-time viewing of images and data for a variety of applications. As one potential example, a user wearing a HMD while using test equipment, such as oscilloscopes, can view technical data while simultaneously probing printed circuit boards. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by Liteye, FLIR Systems, NordicNeuroLab, VRmagic GmbH, Sensics, and Total Fire Group, among others.

Consumer

We believe that the most significant driver of the longer term near-eye virtual imaging microdisplay market is growing consumer demand for mobile access to larger volumes of information and entertainment in smaller packages. This desire for mobility has resulted in the development of mobile video Personal Viewer products in two general categories: (i) an established market for electronic viewers incorporated in products such as viewfinders for digital cameras and video cameras which may potentially also be developed as personal viewers for cell phones and (ii) an emerging market for headset-application platforms which include accessories for mobile devices, portable DVD systems, electronic games, and other entertainment, and wearable computers.

As our OLED displays are manufactured in increasingly higher volumes at reduced costs, we believe that our OLED microdisplay products will be increasingly well positioned to compete with and displace liquid crystal displays in the rapidly growing consumer market as demand for higher-resolution, and better image quality evolves to meet the wish for more sophisticated Personal Viewers. Examples of potential applications for mobile Personal Viewers include handheld personal computers and mobile devices (such as smartphones, iPods™), whose small, direct view screens are often limitations, but which are now capable of running software applications that would benefit from a larger display accessory and  entertainment and gaming video headset systems, which permit individuals to privately view television, including HDTV, video CDs, DVDs and video games on virtual large screens or stereovision.

Our Products

Our commercial microdisplay products based on our SVGA series OLED microdisplays, first introduced in 2001, have received award recognition including: SID Display of the Year and Electronic Products Magazine Product of the Year. In 2008 we introduced engineering samples of our SXGA OLED microdisplays. We are in the process of completing development of the SVGA 3DS (SVGA 3D shrink, a smaller format SVGA display with a new cell architecture with embedded features). In 2006 we introduced our OLED-XL technology, which provides longer luminance half life and enhanced efficiency for all of our microdisplay product lines. These OLED and OLED-XL products are being applied or considered for near-eye and headset applications in products to be manufactured by OEM customers for a wide variety of military, medical, industrial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs and offer design of customized displays with resolutions or features to meet special customer requirements.

SVGA+ OLED Microdisplay Series (Super Video Graphics Array of 800x600 plus 52 added columns of data).  Our 0.62 inch diagonal SVGA+ OLED microdisplays have a resolution of 852x600 triad pixels (1.53 million picture elements). The product was dubbed "SVGA+" because it has 52 more display columns than a standard SVGA display, permitting users to run either (1) standard SVGA (800 x 600 pixels) to interface to the analog output of many portable computers or (2) 852 x 480, using all the data available from a DVD player in a 16:9 wide screen entertainment format. The display also has an internal NTSC monochrome video decoder for low power night vision systems. SVGA+ Rev3 OLED-XL microdisplay, the most power efficient OLED solution for near-eye personal viewer applications, uses less than 115 mW power in monochrome, such as for thermal imaging applications, and lower than 175 mW at 400 cd/m2 for full color video. This new microdisplay has simpler calibration over temperature and is ideal for demanding binocular luminance and color matching. It also shares all the functional and design characteristics of eMagin's original SVGA OLEDs, responding instantly at temperatures as low as -40 degrees C.

SVGA-3D OLED Microdisplay (Super Video Graphics Array plus built-in stereovision capability).  Our 0.59 inch diagonal SVGA-3D OLED microdisplays have a resolution of 800x600 triad pixels (1.44 million picture elements). A built-in circuit provides compatibility with single channel frame sequential stereoscopic vision without additional external components. The SVGA-3D OLED-XL is primarily used as components of our Z800 3DVisor.

SXGA OLED-XL (Super eXtended Graphics Array, 1280 x 1024). Our SXGA OLED microdisplay with 0.77 inch diagonal active area provides 3,932,160 sub-pixels in an active area that is only 26% larger than our SVGA+ microdisplay. The 1280 x 1024 triad pixel array comprises triads of vertical sub-pixels stacked side by side to make up each 12 x 12mm color pixel. The SXGA OLED-XL microdisplay offers both analog and digital signal processing, requiring less than 200mW under typical operation. The new SXGA microdisplays provide versatility and flexibility for OEM developers though a FPGA driver design available on a separate, lower power driver board, or as source code for integration into end product electronics for maximum power efficiency. The supported video formats are SXGA, 720p, DVGA (through 1280 x 960 pixel doubling, and both frame sequential and field sequential stereovision. Additional enhancements include increased pixel uniformity, improved color gamut, on-chip temperature sensor and compensation, and compatibility with both analog RGB and digital video signals. On-board circuitry ensures consistent color and brightness over a wide range of operating temperatures.

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

Z800 3DVisor™   Our Z800 3DVisors™ give users the ability to work with their hands while simultaneously viewing information or video on the display. The Z800 3DVisor enables more versatile portable computing, using a 0.59-inch diagonal microdisplay (SVGA-3D capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye, or a 105 inch movie screen at 12 foot distance.) Our systems are currently being used for personal entertainment, electronic gaming, and military training and simulation, among other applications. This product has received industry recognition including: Digital Living Class 2005 Innovators, Consumer Electronics Association’s Consumer Electronics Show (CES) 2006 Best of Innovation Awards for the entire display category as well as a Design and Innovations Award for the electronic gaming category, and, was recognized as one of Advanced Imaging's Solutions of the Year, as integrated in Chatten Associates’ head-aimed remote viewer. We sell the Z800 3DVisor to individual buyers, OEM systems and equipment customers, through distributors, and through our e-commerce website, www.3dvisor.com. The contents of our e-commerce website are not part of this Report.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government. The revenue that we recognize from these contracts represents reimbursement by various U.S. Government entities. Our recent contracts have been awarded for development of power efficient microdisplay for US Army Night Vision, development of ultra-high resolution display for US Army telemedicine, and development of display technology for US Navy aircraft. Our government contracts require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.

Our Strategy

Our strategy is to strengthen our leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our experience and expertise in active matrix OLED technology.  We aim to provide microdisplay and complementary accessories to enable OEM customers to develop and manufacture new and enhanced electronic products. Some key elements of our strategy to achieve these objectives include the following:

•
Strengthen our technology leadership. As the first to exploit AMOLED microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market. By continuing to invest in research and development, and protecting our intellectual property, we expect to further develop performance improvements and provide a competitive edge for our customers who integrate our displays into their end products.

•
Optimize microdisplay manufacturing efficiencies while protecting proprietary processes. We intend to reduce our production costs primarily through increasing manufacturing yield and lowering fixed costs through reduced cycle time and increased automation, as well as equipment upgrades. We outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED-related processes in-house, where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. This strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs.

•
Build and maintain strong design capabilities. We employ in-house design capabilities supplemented by outsourced design services. Building and maintaining this capability will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills will also remain a part of our overall long term strategy.

•
Leverage strategic relationships. External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas and solutions. In addition, we participate in industry associations such as Society Information Display, FlexTech Alliance (formerly known as United States Display Consortium), OLED Association, Consumer Electronics Association, and the Association of the United States Army, among others. Furthermore, we have established a CRADA (Cooperative Research and Development Agreement) with the US Army/RDECOM/NVESD for the purpose of evaluating and characterizing new and existing AMOLED microdisplay configurations. We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our future research and development activities to satisfy our customers’ evolving requirements.

Sales and Marketing

We primarily provide our OLED display and optics components for OEMs to incorporate into their branded products and sell through their own well-established distribution channels. We have traditionally marketed and sold our products to customers through targeted selling, promotions, select advertising and attendance at trade shows. We identify companies with end products and applications for which we believe our products will provide a key differentiator. Marketing efforts focus on identifying prospects and communicating the product performance attributes foremost in the minds of purchasing decision-makers. This approach is intended to ensure the highest possible return on investment for our marketing expense.

We market our products in North America, Asia, and Europe directly from our sales office located in our Bellevue, Washington facility. We also have a local sales representative in Japan. We market our Z800 3DVisor through select value-added resellers and on-line through Amazon and our e-commerce site, www.3dvisor.com. We intend to continue to expand our global sales, marketing and distribution capabilities.

An OEM design cycle typically requires between 6 and 36 months, depending on the uniqueness of the market, the complexity of the end product, or in the case of military OEM customers, government procurement schedules.  Because our microdisplays are the main functional component that defines many of our customers' end products, we work closely with customers to provide technical assistance throughout the product evaluation and integration process.

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2008, 61% of our net revenue was to firms based in the United States and 39% was to international firms as compared to 51% domestic revenue and 49% international revenue during 2007.  In 2008, we had 10 customers that accounted for more than 63% of our total revenue as compared to 10 customers that accounted for more than 54% of our total revenue in 2007.  In 2008, we had 2 customers that accounted for more than 10% of our total revenue as compared to 2007 when we did not have any customers that accounted for more than 10% of our total revenue.

 Backlog

As of February 28, 2009, we had a backlog of approximately $7.4 million for purchases through December 2009. This backlog primarily consists of non-binding purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development.

The majority of our backlog consists of non-binding purchase orders or purchase agreements for delivery over the next six months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties.  We believe that the backlog metric is of limited utility in predicting future sales because many of our OEM customers operate on a ship-to-order basis. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

We also lease a facility in Bellevue, Washington where we operate our Z800 3DVisor operations, finance function and business development activities. The facilities are well suited for designing and building limited volume prototypes and small quantity industrial or government products.

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. We currently have the equipment needed for profitable production in place. We plan to add equipment to increase capacity and yield over the next two years to meet expected demand for our microdisplays.

Competition

The industry in which we operate is highly competitive. We face competition from legacy technologies such as cathode ray tubes (CRTs), liquid crystal on silicon microdisplays (LCOS), and transmissive liquid crystal displays (LCDs) as well as from alternative flat panel display technologies such as field emission and virtual scanning retinal displays. There are many large and small companies that manufacture or have in development products based on these technologies.

Currently, in the high resolution microdisplay market, we face competition from liquid crystal microdisplay manufacturers, such as those sold by Kopin. We are not aware of any current manufacturers of high resolution OLED microdisplays that compete with our microdisplay products.

In the future, we believe that our key competition will come from LCOS and small transmissive LCDs. While we believe that OLED technology has the capability to provide higher quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency advantages over either type of liquid crystal based microdisplays, there is no assurance that these benefits will be fully realized or that liquid crystal manufacturers will not suitably improve these parameters to reduce these potential advantages of OLEDs.

To our knowledge, the only other companies that have publicly stated plans to commercially develop OLED microdisplays for near-eye applications are MicroEmissive Displays (MED) in Britain and MicroOLED in France. Though MED had raised substantial funds and created a new production facility, the company ceased business operations in 2008. We may also compete with potential licensees of Universal Display Corporation, Eastman Kodak, or Cambridge Display Technology, among others, each of which potentially can license OLED technology portfolios. If other new OLED-based companies enter our markets with directly relevant display designs and without manufacturing and reliability issues, we will face competition, though we believe that our progress to date in this area gives us a substantial head start.

Intellectual Property

We believe we have developed a substantial intellectual property portfolio of patents, trade secrets and manufacturing know-how. It is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate.

Our intellectual property covers a wide range of materials, device structures, processes, and fabrication techniques, primarily concentrated in the following areas:

•	OLED Materials, Structures, and Processes;
•	Display Color Processing and Sealing;
•	Active Matrix Circuit Methodologies and Designs;
•	Lenses and Tracking (Eye and Head);
•	Ergonomics and Industrial Design;
•	Wearable Computer Interface Methodology; and
•	Legacy Field Emission and General Display Technologies.

We believe that, in addition to patent protection, our success is dependent upon non-patentable trade secrets and technical expertise.  To protect this information and know-how from unauthorized use or disclosure, we use nondisclosure agreements and other measures to protect our proprietary rights, and we require all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and non-competition agreements. We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated manufacturing know-how in OLED, gives us a significant advantage over potential competitors.

Employees

As of February 28, 2009, we had a total of 59 full time and part time staff. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our website address is www.emagin.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and all amendments to such reports filed under the Securities and Exchange Act after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, eMagin Corporation, 10500 NE 8th St, Bellevue, WA 98004.

We also post on our website the charters of our Audit, Compensation, Governance and Nominating committees, our Codes of Ethics and any amendments of or waiver to those codes of ethics, and other corporate governance materials recommended by the SEC as they occur, as well as earnings press releases and other business-related press releases. Our e-commerce site for sales of our Z800 3DVisor is www.3dvisor.com. The contents of this website are not part of this Report.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

We have a history of losses since our inception and may incur losses in the future.

Our accumulated losses are $201 million as of December 31, 2008.  We have not yet achieved profitability on a full year basis. We have had two profitable quarters in 2008. We can give no assurances that we will continue to be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

We may not be able to execute our business plan due to a lack of cash from operations.

Historically, we have not produced positive cash flows from operations. However, we have generated positive cash flows the past 3 quarters. We anticipate that our cash from operations will be sufficient to meet our requirements over the next twelve months.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we may have to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that if additional financing is necessary, that it will be available, or if available, will be on acceptable terms.

We may be subject to fines, sanctions, and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws.

In July 2006, we entered into a Note Purchase Agreement with Stillwater LLC, which provided for the purchase and sale of a 6% senior secured convertible note in principal amount of up to $500,000 (the “Stillwater Note”) and a warrant to purchase 70% of the number of shares issuable upon conversion of the Stillwater Note, at our sole discretion by delivery of a notice to Stillwater on December 14, 2006.  We then filed a registration statement on Form S-3 to register the resale by Stillwater of up to 41,088,445 shares of our common stock.  In July 2007, we amended the agreements with Stillwater.  Amending the Stillwater agreements without first withdrawing the Registration Statement on Form S-3 may be inconsistent with Section 5 of the Securities Act of 1933, as amended, and we may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws.  If we are assessed fines and penalties our business will be materially affected.

The issuance of shares of common stock in connection with the conversion of the Notes may have not have been in compliance with certain state and federal securities laws and any damages that we may have to pay as a result of such issuance could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

Our operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from our customers, other factors contribute to significant periodic quarterly fluctuations in results of operations. These factors include, but are not limited to, the following:
•	the receipt and timing of orders and the timing of delivery of orders;
•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;
•	the volume of orders relative to our manufacturing capacity;
•	product introductions and market acceptance of new products or new generations of products;
•	changes in cost and availability of labor and components;
•	product mix;
•	variation in operating expenses; regulatory requirements, foreign currency fluctuations and changes in duties and tariffs;
•	pricing and availability of competitive products and services; and
•	changes, whether or not anticipated, in economic conditions.

Accordingly, the results of any past periods should not be relied upon as an indication of our future performance.

RISKS RELATED TO MANUFACTURING

The manufacture of active matrix OLED microdisplays is new and could result in manufacturing issues or delays.

Ours is an evolving technology and we are pioneers in this active matrix OLED microdisplay manufacturing technique. We cannot assure you that we will be able to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we cannot assure you that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

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

We rely on key sole source and limited source suppliers.

We depend on a number of sole source or limited source suppliers for certain raw materials, components, and services. These include circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support.  We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could be detrimental to operating results. We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we provide the design layouts to a sole semiconductor contract manufacturer who manufactures the integrated circuits on silicon wafers. Our inability to obtain sufficient quantities of components and other materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

Our results of operations, financial condition, and business would be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products, particularly new products, changes we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For some of our products, vendor lead times exceed our customers’ required delivery time causing us to order to forecast rather than order based on actual demand. Ordering raw material and building finished goods based on forecasts exposes us to numerous risks including potential inability to service customer demand in an acceptable timeframe, holding excess inventory or having unabsorbed manufacturing overhead.

Variations in our production yields impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:
•	variability in our process repeatability and control;
•	contamination of the manufacturing environment or equipment;
•	equipment failure, power outages, or variations in the manufacturing process;
•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;
•	defects in packaging either within or without our control; and
•	any transitions or changes in our production process, planned or unplanned.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We have a license agreement with Eastman Kodak regarding the manufacture of OLED microdisplays.

We rely upon Eastman Kodak to protect and enforce key patents held by Eastman Kodak, relating to OLED display technology that we have licensed. Some of Eastman Kodak's key patents have expired and other expire at various times in the future. Our license with Eastman Kodak could terminate if we fail to perform any material term or covenant under the license agreement. Since our license from Eastman Kodak is non-exclusive, Eastman Kodak could also elect to become a competitor itself or to license OLED technology for microdisplay applications to others who have the potential to compete with us. The occurrence of any of these events could have a material adverse impact on our business.

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

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain its secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure that these efforts will be successful or that the confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

The display industry may be cyclical.

Our business strategy is dependent on OEM manufacturers building and selling products that incorporate our OLED displays as components into those products. Industry-wide fluctuations could cause significant harm to our business. The OLED microdisplay sector may experience overcapacity, if and when all of the facilities presently in the planning stage come on line, leading to a difficult market in which to sell our products.

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

We sell most of our microdisplays to OEMs who will incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products is significant often with a duration of between one and three years. If our products fail to meet our OEM customers' cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products could adversely affect our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we included in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  Our assessment is that although we have made substantial improvements in our internal control over financial management, we continue to have material weaknesses.  Management will continue to make improvements in this regard.

As of December 31, 2008, even though we made substantial improvement, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 9A of this Form 10-K.  This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

Our operating results are substantially dependent on the development and acceptance of new products and technology innovations.

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-efficient manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Some or all of those technologies or products may not successfully make the transition from the research and development lab. Even when we successfully complete a research and development effort with respect to a particular product or technology, it may fail to gain market acceptance.  The successful development and introduction of these products depends on a number of factors, including the following
•	achievement of technology breakthroughs required to make commercially viable devices;
•	the accuracy of our predictions of market requirements;
•	acceptance of our new product designs;
•	acceptance of new technology in certain markets;
•	the availability of qualified research and development and product development personnel;
•	our timely completion of product designs and development;
•	our ability and available resources to expand sales;
•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;
•	our customers’ ability to develop competitive products incorporating our products; and
•	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

If government agencies discontinue or curtail their funding for our research and development programs our business may suffer.

Changes in federal budget priorities could adversely affect our contract revenue. Historically, government agencies have funded a significant part of our research and development activities. When the government changes budget priorities, such as in time of war or for other reasons, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition our government contracts generally permit the contracting authority to terminate the contract for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. We may be unable to incur sufficient allowable costs to generate the full estimated contract values. Furthermore, the research and development and product procurement contracts of the customers we supply may be similarly impacted. If the government funding is discontinued or reduced, our ability to develop or enhance products could be limited and our business results or operations and financial conditions could be adversely affected.

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

Our business has primarily operated on the basis of short-term purchase orders.  We receive some longer term purchase agreements, and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production primarily on the basis of internally generated forecasts of demand based on communications with customers, and available industry data which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the value of your investment in eMagin may decline.

Our business strategy may fail if we cannot continue to form strategic relationships with companies that manufacture and use products that could incorporate our active matrix OLED technology.

Our prospects could be significantly affected by our ability to develop strategic alliances with OEMs for incorporation of our active matrix OLED microdisplay technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter in to will realize their objectives. Failure to do so could have a material adverse effect on our business.

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

Current adverse economic conditions may adversely impact our business, operating results and financial condition.

The current economic conditions and market instability may affect our customers and suppliers.  Any adverse financial or economic impact to our customers may impact their ability to pay timely, or result in their inability to pay.  It may also impact their ability to fund future purchases, or increase the sales cycles which could lead to a reduction in revenue and accounts receivable.  Our suppliers may increase their prices or may be unable to supply needed raw materials on a timely basis which could result in our inability to meet customers’ demand or affect our gross margins.  Our suppliers may, also, impose more stringent payment terms on us.  The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected.

Leases for our manufacturing plant and our headquarters will terminate in 2009.

 As of the filing date of this Report, we have not yet renewed these leases. Our manufacturing plant’s lease expires May 31, 2009 and we are in negotiations to extend our lease.   Our headquarters’ lease expires August 31, 2009 and we are presently reviewing suitable space. If we are unable to renew these leases or find suitable alternatives under acceptable terms, it could adversely impact our ability to execute our business.

RISKS RELATED TO OUR STOCK

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if eMagin is successful.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of February 28, 2009, we have outstanding common shares of 15,921,113 plus (i) options to purchase 1,615,673 shares, (ii) warrants to purchase 12,279,239 shares and (iii) convertible preferred stock to purchase 7,652,000 shares of common stock.

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

Changes in internal controls or accounting guidance could cause volatility in our stock price.

Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our stock.

In addition, due to increased regulatory scrutiny surrounding publicly traded companies, the possibility exists that a restatement of past financial results could be necessitated by an alternative interpretation of present accounting guidance and practice. Although management does not currently anticipate that this will occur, a potential result of such interpretation could be an adverse effect on our stock price.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from $0.34 to $1.35 and decreased to a low of $0.34 on December 1, 2008. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:
•	variations in our operating results and financial conditions;
•	actual or anticipated announcements of technical innovations, new product developments, or design wins by us or our competitors;
•	general conditions in the semiconductor and flat panel display industries; and
•	worldwide economic and financial conditions.

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. The broad market fluctuations and other factors may continue to adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 19,000 square feet.  The lease expires in 2009.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 33,000 square feet from IBM.  The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and administrative functions. The lease expires in 2009.  We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces under acceptable terms. See Note 12 to our Consolidated Financial Statement for more information about our lease commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "EMAN".  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2007		2008
	High	Low	High	Low

First quarter	$1.08	$0.26	$1.47	$0.88
Second quarter	$0.85	$0.42	$1.05	$0.63
Third quarter	$1.64	$0.65	$0.83	$0.52
Fourth quarter	$1.75	$0.85	$0.75	$0.21

As of February 28, 2009, there were 510 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

As previously reported on a Form 8-K that was filed with the Securities and Exchange Commission on December 23, 2008, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on December 18, 2008 between the Company and  an accredited Investor ("Investor") on December 22, 2008 (the “Closing”), the Company sold the Investor for an aggregate purchase price of $4,033,000 an aggregate of 4,033 shares of its Series B Convertible Preferred Stock (the “Preferred Stock – Series B”), which have a stated value of $1,000 per share, a conversion price of $0.75 per share and have the rights and preferences set forth in the Certificate of Designations of Series B Convertible Preferred Stock filed with the Secretary of State for the State of Delaware on December 19, 2008 (the “Certificate of Designations”), and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The warrants terminate on December 22, 2013.

On December 22, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Exchange Holders”) of its outstanding Amended Notes (as defined below).  Pursuant to the Exchange Agreement, on December 22, 2008, the Exchange Holders exchanged $1,700,000 of their outstanding Amended Notes and accrued and unpaid interest thereon and received 1,706 shares of the Preferred Stock (the amount of the outstanding principal and accrued and unpaid interest due on the Amended Notes exchanged divided by $1,000).

On August 26, 2008, the Company and Moriah Capital, L.P. (“Moriah”) entered into Amendment No. 3 to the Loan and Security Agreement dated as of August 20, 2008 (the “Amendment No. 3”). Pursuant to Amendment No. 3, the Company issued Moriah a warrant, which terminates on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.

Pursuant to Amendment No. 3, the Company and Moriah entered into an Amended and Restated Securities Issuance agreement (the “Amended and Restated Securities Issuance Agreement”). In connection with a Securities Issuance Agreement, dated as of August 7, 2007 (the “Original Securities Issuance Agreement”), the Company issued Moriah 162,500 shares of the Company’s common stock (the “2007 Shares”).  Pursuant to the Amended and Restated Securities Issuance Agreement, Moriah agreed to waive the Company’s obligation to buy back the 2007 Shares with respect to 125,000 of such shares and to defer the Company’s obligation to buy back 37,500 of such 2007 Shares  (collectively, the “Put Waiver”). Pursuant to the Amended and Restated Securities Agreement, the Company issued Moriah 485,000 shares of its Common Stock (of which 125,000 shares were issued in consideration for the Put Waiver from Moriah and 360,000 shares were issued in lieu of the issuance to Moriah of the Contingent Issued Shares (as described in the Original Securities Issuance Agreement)). Additionally, pursuant to the Amended and Restated Securities Issuance Agreement, the Company has also granted Moriah a put option pursuant to which Moriah can sell 162,500 shares of its common stock issued under the Amended and Restated Securities Agreement for $195,000, pro-rated for any portion thereof (the “2007 Put Price”). The 2007 Put Option shall automatically be deemed exercised by Moriah unless Moriah delivers written notice to the Company at any time between July 1, 2009 and August 1, 2009 that it does not wish to exercise the 2007 Put Option. The Company also granted Moriah a second put option pursuant to which Moriah can sell 360,000 of the shares issued to Moriah pursuant to the Amended and Restated Securities Purchase Agreement to the Company for $234,000 (the “2008 Put Option”).  The 2008 Put Option shall automatically be deemed exercised by Moriah unless Moriah delivers written notice to the Company at any time between July 1, 2009 and August 1, 2009 that Moriah does not wish to exercise the 2008 Put option in whole or in part.

On August 19, 2008, the Holders (as defined below) of the Amended Notes and the Investors in the Purchase Agreement (as defined below) consented to the Company’s execution of the Amendment No. 3, Amended and Restated Securities Issuance Agreement, and the Amended Registration Rights Agreement.  On September 4, 2008, in consideration for the consent, a total of 144,000 shares of common stock were issued to the Holders and Investors based on individual participation in the Amended Notes and Securities Purchase Agreement.

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

Pursuant to the Securities Purchase Agreement, the Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended for the private placement of the above-referenced securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2008:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	1,323,480	$1.23	2,055,595
Equity compensation plans not approved by security holders	292,193	$3.41

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data at December 31, 2008 and 2007 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue	$18,739	$17,554	$8,169	$3,745	$3,593
Cost of goods sold	10,673	12,628	11,359	10,219	5,966
Gross profit (loss)	8,066	4,926	(3,190)	(6,474)	(2,373)
Operating expenses:
Research and development	2,081	2,949	4,406	4,020	898
Selling, general and administrative	6,254	6,591	8,860	6,316	4,428
Total operating expenses	8,335	9,540	13,266	10,336	5,326
Loss from operations	(269)	(4,614)	(16,456)	(16,810)	(7,699)
Other (expense) income, net	(1,590)	(13,874)	1,190	282	(5,012)
Net loss	$(1,859)	$(18,488)	$(15,266)	$(16,528)	$(12,711)

Basic and diluted loss per share	$(0.13)	$(1.59)	$(1.52)	$(1.94)	$(1.98)

Shares used in calculation of loss per share:
Basic and diluted	14,175	11,633	10,058	8,541	6,428

Consolidated Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$2,404	$713	$1,415	$6,727	$13,457
Working capital (deficit)	$3,300	$(4,708)	$(305)	$8,868	$14,925
Total assets	$10,104	$6,648	$7,005	$14,142	$18,436
Long-term obligations	$--	$60	$2,229	$56	$22
Total shareholders’ equity (capital deficit)	$3,661	$(4,170)	$(1,164)	$10,401	$16,447

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our inception in 1996 through 2004, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. From inception to December 31, 2008, we have recognized an aggregate of approximately $54.4 million from sales of our products. As of February 28, 2009, we have a backlog of approximately $7.4 million in products ordered for delivery through December 31, 2009 compared to a backlog of $7.1 million in products ordered for delivery through December 31, 2008. This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, entertainment headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of our Z800 3DVisor personal display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay.

We hold a license from Eastman Kodak for use of their OLED related technology and we have developed a strong portfolio of our own patents, manufacturing know-how and technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology and intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are the only company to demonstrate publicly and market full-color small molecule OLED-on-silicon microdisplays.

Company History

We began as a developmental stage company. As of January 1, 2003, we were no longer classified as a development stage company. We have transitioned to manufacturing our product and intend to significantly increase our marketing, sales, and research and development efforts, and expand our operating infrastructure. Currently, most of our operating expenses are labor related and therefore semi-fixed. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2008, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2008, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   As of December 31, 2008, no options or shares of common stock were granted from this plan.

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment , (SFAS 123(R)). Under SFAS 123(R), the fair value of stock awards is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 11 to the financial statements – Stock Compensation for a further discussion on stock-based compensation.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue Year Ended December 31,
	2008		2007		2006
Consolidated Statements of Operations Data:

Revenue	100%		100%		100%
Cost of goods sold	57		72		139
Gross profit (loss)	43		28		(39)
Operating expenses:
Research and development	11		17		54
Selling, general and administrative	33		38		109
Total operating expenses	44		55		163
Loss from operations	(1)		(27)		(202)
Other (expense) income	(9)		(78)		15
Net loss	(10	) %	(105	) %	(187	) %

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues increased by approximately $1.1 million to a total of approximately $18.7 million for the year ended December 31, 2008 from approximately $17.6 million for the year ended December 31, 2007, representing an increase of 7%. This increase was primarily due to increased contract revenue from research and development projects. Our contract revenue increased approximately $1.6 million while our product revenue decreased approximately $0.5 million. Our current expectation is that total revenue will continue to grow in 2009 if we successfully execute our business plan.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production of our products. Cost of goods sold for the years ended December 31, 2008 and 2007 was approximately $10.7 million and $12.6, respectively, a decrease of $1.9 million.  The decrease included an inventory write-off of approximately $0.4 million in 2007 related to a non-recurring production issue that occurred during the fourth quarter of 2007. An increase in yield in 2008 accounted for the remaining difference.

Cost of goods sold as a percentage of revenues improved from 72% in 2007 to 57% in 2008. Cost of goods is comprised primarily of material and labor cost. The labor portion of cost of goods is mostly fixed. Increased display production output volume and improved manufacturing yield results in a lower cost of goods sold percentage.

 The gross profit was approximately $8.1 million for the year ended December 31, 2008 and the gross profit was approximately $4.9 million for the year ended December 31, 2007.  The gross margin was 43% for the year ended December 31, 2008 as compared to the gross margin of 28% for the year ended December 31, 2007.  The gross margin improvement was attributed primarily to improved manufacturing yield.

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2008 were approximately $2.1 million as compared to approximately $2.9 million for the year ended December 31, 2007, a decrease of $0.8 million.  The 29% decrease was due to the re-deployment of research and development personnel to production contract services which are included in cost of goods sold and to a streamlining of the research and development effort in the subsystems area which resulted in expense reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for employees in the functional areas of business development, finance, information technology, quality assurance and other corporate expenses. This includes fees for professional services, such as audit and legal fees associated with audit, SEC filings, and other public company related matters, as well as other marketing and administrative expenses.  General and administrative expenses decreased by approximately $0.3 million to a total of approximately $6.3 million for the year ended December 31, 2008 from $6.6 million for the year ended December 31, 2007. The 5% decrease was primarily related to a reduction of marketing expenses, personnel costs and other cost reductions.

Other (Expense) Income

Other (expense) income, net consists primarily of interest income earned on investments, interest expense related to the secured debt, loss from the change in the derivative liability, loss on the extinguishment of debt and other income from the licensing of intangible assets.

For the year ended December 31, 2008, interest expense was approximately $2.0 million as compared to $3.1 million for the year ended December 31, 2007.   Interest expense for the year ended December 31, 2008 was comprised of interest associated with debt of approximately $0.7 million; the amortization of the deferred costs associated with debt of approximately $1.3 million; the amortization of the debt discount associated with debt of $25 thousand; and other expenses of approximately $2 thousand.  Interest expense for 2007 consisted of interest expense associated with debt of approximately $744 thousand; the amortization of the deferred costs associated with debt of approximately $418 thousand; and the amortization of the debt discount associated with the debt of approximately $1.9 million.  The majority of the decrease in interest expense in 2008 as compared to 2007 was a reduction in the amortization of debt discount associated with debt of $1.9 million offset by an increase in the amortization of deferred costs associated with debt of $0.9 million.

 For the year ended December 31, 2008, the change in the derivative liability was $0 compared to a loss of approximately $853 thousand for the year ended December 31, 2007. The loss on extinguishment of debt was $0 for the year ended December 31, 2008 as compared to a loss of $10.7 million for the year ended December 31, 2007.

Other income for the year ended December 31, 2008 was approximately $400 thousand which consisted of interest income of approximately $11 thousand;  approximately $18 thousand of income from equipment salvage; gain on the license of intangibles of $557 thousand; and offset by approximately $186 thousand of liquidated damages expense related to registration payment arrangements as compared to approximately $815 thousand for the year ended December 31, 2007 which consisted of interest income of approximately $43 thousand, a gain on the license of intangible assets of $869 thousand, offset by a write-off of a miscellaneous receivable of $103 thousand, and other income of $7 thousand.  See Note 12 to the financial statements:  Commitments and Contingencies – Royalties for additional information.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues increased by approximately $9.4 million to a total of approximately $17.6 million for the year ended December 31, 2007 from approximately $8.2 million for the year ended December 31, 2006, representing an increase of 115%. This increase was due to increased microdisplay demand and increased production capabilities. Contract revenue increased approximately $1.2 million while our product revenue increased approximately $8.2 million. Average price per unit for microdisplays was $371 in 2007 and $386 in 2006.

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

Cost of goods sold as a percentage of revenues improved from 139% in 2006 to 72% in 2007. Cost of goods is comprised primarily of material and labor cost. The labor portion of cost of goods is mostly fixed. Increased volume results in a lower cost of goods sold percentage. The improvement in cost of goods sold in 2007 was due primarily to both a streamlining of the Company’s workforce in mid-2006 that had a significant full year effect on the fixed portion of cost of goods sold in 2007 and the effect of the revenue increase.

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

Research and Development Expenses

Research and development expenses included salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2007 were approximately $2.9 million as compared to approximately $4.4 million for the year ended December 31, 2006.  The decrease was primarily due to a decrease in research and development personnel and related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for employees in the functional areas of business development, finance, information technology, quality assurance and other corporate expenses. This includes fees for professional services, such as audit and legal fees associated with audit, SEC filings, and other public company related matters, as well as other marketing and administrative expenses.  General and administrative expenses decreased by approximately $2.3 million to a total of approximately $6.6 million for the year ended December 31, 2007 from $8.9 million for the year ended December 31, 2006. The decrease in selling, general and administrative expenses was due primarily to a reduction of personnel and related expenses and a decrease in marketing expenses.

Other (Expense) Income

Other (expense) income, net consists primarily of interest income earned on investments, interest expense related to the secured debt, loss from the change in the derivative liability, loss on the extinguishment of debt and other income from the licensing of intangible assets.

For the year ended December 31, 2007, interest expense was approximately $3.1 million as compared to $1.3 million for the year ended December 31, 2006.   Interest expense for 2007 consisted of interest expense associated with debt of approximately $744 thousand; the amortization of the deferred costs associated with debt of approximately $418 thousand; and the amortization of the debt discount associated with the debt of approximately $1.9 million.  Interest expense for the year ended December 31, 2006 was comprised of interest associated with debt of approximately $124 thousand; the amortization of the deferred costs associated with the notes payable of approximately $221 thousand; and the amortization of the debt discount associated with the debt of approximately $956 thousand.  The increase of $1.8 million of interest expense in 2007 as compared to 2006 was comprised of an increase in the interest expense associated with debt of $0.6 million, an increase in the amortization of deferred costs associated with debt of $0.2 million and an increase in the amortization of the debt discount associated with debt of $0.9 million and was a result of higher debt balances in 2007.

For the year ended December 31, 2007, the change in the derivative liability was a loss of approximately $853 thousand as compared to a gain of approximately $2.4 million ended December 31, 2006.

The loss on extinguishment of debt was $10.7 million for the year ended December 31, 2007 as compared to $0 for the year ended December 31, 2006.
Other income for the year ended December 31, 2007 was approximately $815 thousand which consisted of interest income of approximately $43 thousand, a gain on the license of intangible assets of $869 thousand, offset by a write-off of a miscellaneous receivable of $103 thousand, and other income of $7 thousand as compared to $91 thousand for the year ended December 31, 2006.  See Note 12 to the financial statements:  Commitments and Contingencies – Royalties for additional information.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $2.5 million of cash and investments as compared to approximately $.8 million as of December 31, 2007.  The increase of approximately $1.7 million was due primarily to cash provided by financing activities.

For the year ended December 31, 2008, net cash provided by operating activities was approximately $138 thousand, attributable to improved net loss of approximately $1.9 million offset by non cash expenses of approximately $3.0 million and approximately $1.1 million from the change in operating assets and liabilities.     Net cash used in operating activities for the year ended December 31, 2007 was approximately $1.9 million, primarily attributable to our net loss of approximately $18.5 million offset primarily by the non-cash expense components of loss on extinguishment of debt of approximately $10.7 million, stock based compensation of approximately $1.7 million, amortization of discount on notes payable of approximately $1.9 million, and issuance of common stock for services of approximately $1.3 million.

For the year ended December 31, 2008, net cash used in investing activities was approximately $311 thousand primarily related to the purchase of equipment.  Net cash provided by investing activities for the year ended December 31, 2007 was approximately $61 thousand primarily related to the maturing of investments.

Net cash provided by financing activities for the year ended December 31, 2008 was approximately $1.9 million and was comprised of approximately $5.5 million from proceeds of sale of common and preferred stock, net of issuance costs and  approximately $1.9 million from proceeds from the line of credit offset by the payments of long-term debt of approximately $5.5 million.   Net cash provided by financing activities during the year ended December 31, 2007 was approximately $1.2 million and was comprised primarily of approximately $1.6 million in proceeds from debt issuance and offset by payments on long-term debt and capitalized lease obligations of approximately $63 thousand and deferred financing costs of approximately $368 thousand.

As we have reported our business experienced significant revenue growth during the years ended December 31, 2008 and 2007. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  In addition, in August 2009, we will be obligated to repay any outstanding amounts on our line of credit if we are unable to renew or find a suitable alternative line of credit.  As of February 28, 2009, we have drawn approximately $632 thousand of the $3 million available on the line.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months.  If unanticipated events arise during the next twelve months and we require additional funding and we are unable to obtain sufficient funds we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2008 (in thousands):

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$619	$619	$—	$—
Line of credit	1,632	1,632	—	—
Purchase obligations (a)	1,339	1,339	—	—
Other long-term liabilities (b)	681	181	250	250
Total	$4,271	$3,771	$250	$250

(a) The majority of purchase orders outstanding contain no cancellation fees except for minor re-stocking fees.
(b) This amount represents minimum royalty payments and the New York Urban Development settlement.

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

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows for each of the years in the three-year period ended December 31, 2008.  Our audits also included the financial statement schedule - Valuation and Qualifying Accounts - listed in the index at item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Eisner LLP

New York, New York
March 27, 2009

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,404	$713
Investments – held to maturity	97	94
Accounts receivable, net	3,643	2,383
Inventory	2,374	1,815
Prepaid expenses and other current assets	796	850
Total current assets	9,314	5,855
Equipment, furniture and leasehold improvements, net	381	292
Intangible assets, net	47	51
Other assets	—	232
Deferred financing costs, net	362	218
Total assets	$10,104	$6,648

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities:
Accounts payable	$1,026	$620
Accrued compensation	837	891
Other accrued expenses	804	729
Advance payments	694	35
Deferred revenue	164	179
Current portion of debt	1,691	7,089
Other current liabilities	798	1,020
Total current liabilities	6,014	10,563

Long-term debt	—	60
Total liabilities	6,014	10,623

Commitments and contingencies

Redeemable common stock,: 522,500 shares redeemable as of December 31, 2008 and 162,500 shares redeemable as of December 31, 2007	429	195

Shareholders’ equity (capital deficit):
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued as of December 31, 2008	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 15,213,959 shares in 2008 and 12,458,400 shares in 2007, net of redeemable common stock	15	12
Additional paid in capital	204,818	195,131
Accumulated deficit	(201,172)	(199,313)
Total shareholders’ equity (capital deficit)	3,661	(4,170)
Total liabilities and shareholders’ equity (capital deficit)	$10,104	$6,648

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue:
Product revenue	$15,730	$16,169	$7,983
Contract revenue	3,009	1,385	186
Total revenue, net	18,739	17,554	8,169
Cost of goods sold:
Product revenue	9,086	11,889	11,226
Contract revenue	1,587	739	93
Cost of goods sold	10,673	12,628	11,359
Gross profit (loss)	8,066	4,926	(3,190)
Operating expenses:
Research and development	2,081	2,949	4,406
Selling, general and administrative	6,254	6,591	8,860
Total operating expenses	8,335	9,540	13,266
Loss from operations	(269)	(4,614)	(16,456)
Other income (expense):
Interest expense	(1,990)	(3,087)	(1,306)
Loss on extinguishment of debt	—	(10,749)	—
(Loss) gain on warrant derivative liability	—	(853)	2,405
Other income, net	400	815	91
Total other (expense) income, net	(1,590)	(13,874)	1,190
Net loss	$(1,859)	$(18,488)	$(15,266)

Loss per share, basic and diluted	$(0.13)	$(1.59)	$(1.52)
Weighted average number of shares outstanding:
Basic and diluted	14,175	11,633	10,058

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit)
Balance, December 31, 2005	—	$—	9,997	$10	$175,950	$(165,559)	$10,401

Debt conversion	—	—	85	—	220	—	220
Issuance of common stock for services	—	—	254	—	580	—	580
Stock-based compensation	—	—	—	—	2,891	—	2,891
Stock options exercised	—	—	5	—	10	—	10
Net loss	—	—	—	—	—	(15,266)	(15,266)
Balance, December 31, 2006	—	$—	10,341	$10	179,651	$(180,825)	$(1,164)

Debt conversion	—	—	797	1	310	—	311
Issuance of common stock for services	—	—	1,310	1	1,129	—	1,130
Exercise of common stock warrants	—	—	10	—	3	—	3
Stock-based compensation	—	—	—	—	1,652	—	1,652
Expiration of derivative liability- warrants	—	—	—	—	2,653	—	2,653
Beneficial conversion premium	—	—	—	—	5,078	—	5,078
Fair value of warrants issued	—	—	—	—	4,655	—	4,655
Net loss	—	—	—	—		(18,488)	(18,488)
Balance, December 31, 2007	—	$—	12,458	$12	$195,131	$(199,313)	$(4,170)

Sale of preferred stock, net of issuance costs	4	—	—	—	3,933	—	3,933
Sale of common stock, net of issuance costs	—	—	1,587	2	1,578	—	1,580
Debt conversion	2	—	718	1	1,956	—	1,957
Issuance of common stock for services	—	—	326	—	303	—	303
Stock-based compensation	—	—	—	—	928	—	928
Put option waiver	—	—	125		150	—	150
Fair value of warrants issued	—	—	—	—	883	—	883
Deemed dividend, put option	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(1,859)	(1,859)
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,859)	$(18,488)	$(15,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	223	392	841
Amortization of deferred financing and waiver fees	1,295	418	221
Increase (reduction) of provision for sales returns and doubtful accounts	499	(79)	(39)
Stock based compensation	928	1,652	2,891
Issuance of common stock for services, net	95	1,130	553
Amortization of discount on notes payable	25	1,925	956
Loss (gain) on warrant derivative liability	—	853	(2,405)
Loss on extinguishment of debt	—	10,749	—
Loss on other asset	—	—	157
Write-off of miscellaneous receivable	—	103	—
Changes in operating assets and liabilities:
Accounts receivable	(1,759)	(1,390)	(42)
Inventory	(559)	670	1,354
Prepaid expenses and other current assets	399	1	389
Advance payments	659	(409)	384
Deferred revenue	(15)	53	30
Accounts payable, accrued compensation, and accrued expenses	429	(381)	(566)
Other current liabilities	(222)	858	153
Net cash provided by (used in) operating activities	138	(1,943)	(10,389)
Cash flows from investing activities:
Purchase of equipment	(308)	(16)	(204)
Proceeds from maturity of (purchase of) investments – held to maturity	(3)	77	(51)
Purchase of intangibles and other assets	—	—	(2)
Net cash (used in) provided by investing activities	(311)	61	(257)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	3,933	—	—
Proceeds from sale of common stock, net of issuance costs	1,580
Proceeds from exercise of stock options and warrants	—	3	10
Borrowings from line of credit	1,934	1,108	—
Proceeds from long-term debt	—	500	5,970
Payments related to deferred financing costs	(117)	(368)	(591)
Payments of long-term debt and capitalized lease obligations	(5,466)	(63)	(55)
Net cash provided by financing activities	1,864	1,180	5,334
Net increase (decrease) in cash and cash equivalents	1,691	(702)	(5,312)
Cash and cash equivalents, beginning of year	713	1,415	6,727
Cash and cash equivalents, end of year	$2,404	$713	$1,415

Cash paid for interest	$702	$426	$128
Cash paid for taxes	$44	$78	$40

Supplemental non-cash transactions:
Conversion of debt to common stock	$251	$311	$220
Conversion of debt to convertible preferred stock – series B	$1,706	$—	$—
Issuance of 485,000 and 162,500 shares of common stock for deferred financing costs in 2008 and 2007, respectively.	$340	$195	$—
Issuance of 1,120,000 shares of common stock underlying warrants for deferred financing costs in 2008.	$715	$—	$—

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - NATURE OF BUSINESS

eMagin Corporation and its wholly owned subsidiary (the “Company”) designs,  develops, manufactures, and markets OLED on silicon microdisplays, virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying audited consolidated financial statements include the accounts of eMagin Corporation and its wholly owned subsidiary.  All intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

Revenue and cost recognition

Revenue is recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company’s revenue-earning activities generally involve delivering products and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.  We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.  The Company defers revenue recognition on products sold directly to the consumer with a maximum thirty day right of return.  Revenue is recognized upon the expiration of the right of return.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are netted against the shipping and handling costs which are recorded as cost of sales.

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

Allowance for doubtful accounts

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

Intangible Assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method.  Total intangible amortization expense was approximately $4 thousand for each of the years ended December 31, 2008, 2007, and 2006, respectively.  The accumulated amortization as of December 31, 2008 was $18 thousand.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred.  Advertising expense for the years ended December 31, 2008, 2007, and 2006 was $0, $10 thousand, and $296 thousand, respectively.

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

Loss per common share

In accordance with SFAS No. 128, "Earnings Per Share", net loss per common share amounts ("basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") reflects the potential dilution from the exercise of stock options and warrants. These common equivalent shares have been excluded from the computation of diluted EPS for all periods presented as their effect is antidilutive. The years ended December 31, 2008, 2007, and 2006 do not include options, warrants, convertible notes, redeemable stock, and convertible preferred stock to purchase common equivalent shares of 22,069,412, 17,728,020, and 6,832,620, respectively, as their effect would be antidilutive.

Comprehensive income (loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net loss for the years ended December 31, 2008, 2007, and 2006. Accordingly, the Company's comprehensive loss is the same as its net income (loss) for the periods presented.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the Company to recognize expense related to the fair value of the Company’s share-based compensation issued to employees and directors.  We adopted SFAS No. 123R using the modified prospective transition method.  Compensation cost recognized for the years ended December 31, 2008, 2007, and 2006 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123 and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123R.  The compensation cost was recognized using the straight-line attribution method.    See Note 11 for a further discussion on stock-based compensation.

Fair value of financial instruments

At December 31, 2008, the Company's cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are shown at cost which approximates fair value due to the short-term nature of these instruments.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value and therefore the adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement became effective November 15, 2008.  The adoption of this pronouncement did not have a material on the Company's consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. The Company is currently assessing the potential impact of this EITF 07-5 on its consolidated financial condition and results of operations.

Note 4- RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2008	2007
Trade receivables	$4,500	$2,741
Less allowance for doubtful accounts	(857)	(358)
Net receivables	$3,643	$2,383

Note 5 - INVENTORY

The components of inventory were as follows (in thousands):

	December 31,
	2008	2007
Raw materials	$1,109	$1,069
Work in process	280	370
Finished goods	985	376
Total inventory	$2,374	$1,815

Note 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Vendor prepayments	$180	$537
Other prepaid expenses*	383	310
Other current assets*	233	3
Total prepaid expenses and other current assets	$796	$850
*No individual amounts greater than 5% of current assets.

Note 7 – EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2008	2007
Computer hardware and software	$1,039	$1,025
Lab and factory equipment	3,612	3,318
Furniture, fixtures, and office equipment	306	306
Assets under capital leases	66	66
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	5,496	5,188
Less: accumulated depreciation	(5,115)	(4,896)
Equipment, furniture and leasehold improvements, net	$381	$292

Depreciation expense was $219 thousand, $388 thousand, and $837 thousand for the years ended December 31, 2008, 2007, and 2006, respectively.  Assets under capital leases are fully amortized.

Note 8 - DEBT

Debt is as follows (in thousands):
	December 31,
	2008	2007
Current portion of debt:
Other debt	$60	$44
Line of credit	1,631	1,108
8% Amended Senior Secured Convertible Notes	—	5,962
Less: Unamortized discount on notes payable	—	(25)
Current portion of debt, net	1,691	7,089
Long-term debt:
Other debt	—	60
Long-term debt, net	—	60
Total debt, net	$1,691	$7,149

The total debt will mature as of December 31, 2009. For the years ended December 31, 2008 and 2007, approximately $1.3 million and $0.4 million, respectively, of deferred debt issuance costs and waiver fees were amortized to interest expense. For the years ended December 31, 2008 and 2007, interest expense includes interest paid or accrued of approximately $667 thousand and $836 thousand, respectively, on outstanding debt.

8% Amended Senior Secured Convertible Notes

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

On July 23, 2007, the Company entered into Amended Agreements with the note holders of the Original Notes issued July 21, 2006 and March 28, 2007 and agreed to issue each holder an 8% Amended Senior Secured Convertible Note (“Amended Note”) in the principal amount equal to the principal amount outstanding as of July 23, 2007 which was in total approximately $6.0 million.  The significant changes to the Amended Notes include the following:
•	the due dates have been changed from July 23, 2007 and January 21, 2008 to December 21, 2008;
•	the annual interest rate has been changed from 6% to 8%;
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

Under the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company determined the change in the present value of the expected cash flows between the Amended Notes and the Original Notes issued July 21, 2006 was greater than 10%; therefore (a) for financial reporting purposes, the modifications to the Original Notes issued July 21, 2006 were treated as an extinguishment of debt and (b) on July 23, 2007, the Company recorded a loss on extinguishment of debt of approximately $10.7 million reflecting the difference between (i) the recorded amount of debt, net of related discounts, of approximately $4.8 million and (ii) the fair value of the new debt instrument of approximately $10.7 , which was determined by multiplying the number of convertible shares underlying the note by the closing market price of the common stock on July 23, 2007 plus the change in the fair value of the warrants  on July 23, 2007, the date of the modification, of approximately $4.7 million, which was considered a fee paid by the debtor to the creditor under EITF 96-19 .  The Company has also recorded a beneficial conversion charge of approximately $5.1 million on the Amended Notes, which was calculated by multiplying the intrinsic value of the common stock by the underlying convertible shares, adjusting the Amended Notes to their face value of approximately $5.8 million.  The Original Note issued on March 28, 2007 and amended on July 23, 2007 was not treated as an extinguishment but a modification.

On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On December 22, 2008, the Company paid approximately $4.03 million to its 8% Amended Senior Secured Convertible Note Holders (“the Amended Note Holders”) which was comprised of approximately $4.01 million of principal and approximately $0.02 million of accrued interest. The remaining Note Holders elected to convert approximately $1.95 million to equity.  See Note 10 – Shareholders’ Equity for additional information.

Line of Credit

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah”) and established a revolving line of credit (the “Loan”) of $2.5 million.  The Company was permitted to borrow an amount not to exceed 90% of its domestic eligible accounts receivable and 50% of its eligible inventory capped at $600 thousand.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand and paid a servicing fee of $82.5 thousand to Moriah which were amortized to interest expense over the life of the agreement. In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  In addition, the Company granted Moriah a put option pursuant to which Moriah can sell to the Company the 162,500 shares of its common stock for $195,000, or prorated for any portion thereof for one year from the issue date (“the 2007 Put Option”).  The Loan was convertible into shares of the Company’s common stock pursuant to the terms of the Loan Conversion Agreement.  The Loan was to mature on August 7, 2008, however Moriah extended the maturity date to August 20, 2008 when the loan agreement was further amended as explained below.

On January 30, 2008, the Company amended and restated its Loan agreement (“Amended Loan Agreement”) with Moriah.  The Amended Loan Agreement’s borrowing base calculation was modified to include 70% of eligible foreign accounts receivable.  The Amended Loan Agreement eliminated the optional conversion of principal up to $2.0 million into common stock.  In connection with the Amended Loan Agreement, the Company entered into a Warrant Issuance Agreement and issued a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013.

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

The Company determined the fair value of the 1,000,000 warrants to be $729 thousand of which $168 thousand was expensed immediately and $561 thousand was amortized to interest expense over the life of the loan.  The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 2.61 % and 2.96%; expected volatility of 90.9% and 92.3%; and expected contractual term of 5 years.

The Company and Moriah entered into Amendment No. 3 to the Loan and Security Agreement dated August 20, 2008 (the “Amendment No. 3”).  Pursuant to Amendment No. 3, the Company issued Moriah an Amended and Restated Revolving Loan Note (the “Amended Note”) and the maturity date has been extended to August 7, 2009. The Company paid Moriah $85 thousand in servicing fees.  The servicing fees are amortized to interest expense over the life of the agreement.

Pursuant to Amendment No. 3, the following changes were made to the Loan:  the maximum amount the Company can borrow has been increased to $3 million; the borrowing base calculation was modified to increase eligible foreign accounts receivable to 80% and increased the eligible inventory to the lesser of 70% or $800 thousand; and financial covenants have been added.  The Company was in compliance with the financial covenants at December 31, 2008.

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

Pursuant to Amendment No. 3, the Company and Moriah entered into an Amendment to Registration Rights Agreement (the “Amended Registration Rights Agreement”).   Pursuant to the Amended Registration Rights Agreement, the Company agreed to use its best efforts to file a registration statement to register the 485,000 shares of the company’s common stock issued pursuant to the Amended and Restated Securities Issuance Agreement and the shares of common stock issuable upon exercise of the Warrant, provided that the Company is permitted to under applicable securities rules and regulations and after the certain other registration statements that the Company was obligated to file on behalf of selling shareholders have been  declared effective.

Note 9 - INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	For the years ended December 31,
	2008	2007	2006
Domestic	$(1,859)	$(18,488)	$(15,266)
Total	$(1,859)	$(18,488)	$(15,266)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):
	For the years ended December 31,
	2008	2007	2006
Federal and state net operating loss carryforwards	$40,964	$42,266	$41,554
Research and development tax credit carryforwards	1,454	1,397	—
Stock based compensation	879	609	279
Depreciation and amortization	466	552	(63)
Other provisions and expenses not currently deductible	851	585	304
Total deferred tax assets	44,614	45,409	42,074
Less valuation allowance	(44,614)	(45,409)	(42,074)
Net deferred tax asset	$0	$0	$0

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.”  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Because of the Company’s history of operating losses, management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a valuation allowance.

As of December 31, 2008, 2007 and 2006, the Company has net deferred tax assets of approximately of $44.6, $45.4, and $42.0 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The valuation allowance decreased by $795 thousand during 2008 and increased by $3.3 million and $4.7 million during 2007 and 2006, respectively.

As of December 31, 2008, eMagin has federal and state net operating loss carryforwards of approximately $120.3 million. The federal research and development tax credit carryforwards are approximately $1.5 million. The net operating losses and tax credit carryforwards will be available to offset future taxable income, if any, through December 2028. The utilization of net operating losses is subject to a limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. The Company has done analysis regarding prior year ownership changes, and it has been determined that the Section 382 limitation on the utilization of net operating losses will not materially affect the Company's ability to utilize its net operating losses.

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2008		2007	2006
U.S. Federal income tax benefit at federal statutory rate	34%		34%	34%
Change in valuation allowance	43%		(18)%	(32	) %
Change in effective state tax rate	(75)%		—	—
Loss on extinguishment of debt	—		(20)%	—
Other, net	( 2	) %	4%	( 2	) %
	0%		0%	0%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company did not have unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company did not have any unrecognized tax benefits at December 31, 2007 or at December 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York.  The tax years 2005-2007 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 10 - SHAREHOLDERS' EQUITY

Preferred Stock

Preferred Stock – Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

The Company has designated 10,000 shares of the Company’s preferred stock as Preferred Stock – Series B at a stated value of $1,000 per share.  The Preferred Stock – Series B is convertible into common stock at a conversion price of $0.75 per share.  The Preferred Stock – Series B does not pay interest.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. Each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.

On December 22, 2008, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued an aggregate of 4,033 shares of its Preferred Stock – Series B for an aggregate price of approximately $4.03 million and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The net proceeds received after expenses were approximately $3.93 million.   The fair value of the warrants was recorded as equity and there was no impact on the consolidated financial position of the results of operations.   In addition, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Holders”) of its outstanding Amended Notes.  Pursuant to the Exchange Agreement, the Holders exchanged $1.7 million of their outstanding Amended Notes and unpaid interest of $6 thousand, and received 1,706 shares of the Preferred Stock – Series B.   There was no gain or loss on the extinguishment of debt.

As of December 31, 2008, there were 5,739 shares of Preferred Stock – Series B issued and outstanding.

Preferred Stock – Series A Senior Secured Convertible Preferred Stock (“the Preferred Stock – Series A”)

The Company designated but did not issue 3,198 shares of the Company’s preferred stock as Series A Senior Secured Convertible Preferred Stock (“the Preferred Stock - Series A”) at a stated value of $1,000 per share.  The Preferred Stock - Series A was entitled to cumulative dividends which accrued at a rate of 8% per annum, payable on December 21, 2008.  Each share of the Preferred Stock -  Series A had voting rights equal to (1)  in any case in which the Preferred Stock -  Series A voted together with the Company's Common Stock or any other class or series of stock of the Company, the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock -  Series A at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock -  Series A) and (2) in any case not covered by the immediately preceding clause one vote per share of Preferred Stock -  Series A.  Preferred Stock - Series A had a mandatory redemption at December 21, 2008.  As of December 21, 2008, there were no shares issued or outstanding.

Common Stock

2008

On December 22, 2008, an investor converted $250 thousand of the principal amount of the Amended Note and approximately $1 thousand of accrued and unpaid interest totaling $251 thousand and received 717,620 shares of Common Stock at the conversion price of $0.35.

On December 22, 2008, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued 5,739 shares of Preferred Stock – Series B at a stated value of $1,000 per share (see Preferred Stock above for additional information).  The Preferred Stock – Series B is convertible into Common Stock at a conversion price of $0.75.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.  The total shares of Common Stock underlying the Preferred Stock – Series B is 7,652,000.  As mentioned above in Preferred Stock – Series B, warrants were issued to purchase 1,875,467 shares of common stock at $1.03 per share.  The warrants terminate on December 22, 2013.

The Company entered into a Registration Rights Agreement to register for resale of the shares of the Company’s common stock issuable upon conversion of the Preferred Stock sold in the offering and the shares of Common Stock issuable upon exercise of the warrants.  Subject to the terms of the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) within 30 days following the date that the Company is permitted to file a registration statement by (i) the rules and regulations of the SEC and (ii) the agreements set forth on Schedule B to the Registration Rights Agreement, which as of December 18, 2008 prohibit the Company from filing the initial Registration Statement until certain other registration statements are filed. After filing the Registration Statement, the Company is to cause such Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) as promptly as possible but in no event later than 90 days after the filing date (or no later than 120 days after the filing date in the event of SEC “full review” of the Registration Statement). The Holders that exchanged their Notes pursuant to the Exchange Agreement received the same registration rights.

As a result of the December 22, 2008 Securities Purchase Agreement, the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to participants of the Securities Purchase Agreement dated October 25, 2004, were repriced from $3.31 to $2.50 and the April 2, 2008 Common Stock Purchase Warrants were repriced from $1.28 to $1.13.  The repricing of the warrants had no effect on the consolidated financial statements.

On August 20, 2008, the Company and Moriah Capital entered into Amendment No. 3 to the Loan and Security Agreement (“Amendment No. 3”) effective August 7, 2008. The Company issued Moriah a warrant, which terminates on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.

In addition, the Company and Moriah entered into an Amended and Restated Securities Issuance agreement (the “Amended and Restated Securities Issuance Agreement”) on August 20, 2008. On August 7, 2007, in connection with the Securities Issuance Agreement, (the “Original Securities Issuance Agreement”), the Company issued Moriah 162,500 shares of the Company’s common stock (the “2007 Shares”). With respect to the Amended and Restated Securities Issuance Agreement, Moriah agreed to waive the Company’s obligation to buy back the 2007 Shares with respect to 125,000 of such shares with a redemption amount of $150,000 and to extend the Company’s obligation to buy back 37,500 of such 2007 Shares for an additional 12 month period. The Company issued Moriah 485,000 shares of its Common Stock of which 125,000 shares were issued as additional consideration for the extension of the loan and security agreement and 360,000 shares were issued in lieu of the issuance to Moriah of the Contingent Issued Shares (as described in the Original Securities Issuance Agreement). Additionally, Moriah has a put option pursuant to which Moriah can sell to the Company 162,500 shares of its common stock for $195,000, pro-rated for any portion thereof, relating to the remaining 37,500 shares subject to the 2007 Put Option and the 125,000 shares issued to extend the loan and security agreement, the Put Waiver shares.  In conjunction with the issuance of the 360,000 shares, the Company granted Moriah a put option pursuant to which such shares can be put to the Company for $234,000 (the “2008 Put Option”).  The 2007 and 2008 Put Option shall automatically be deemed exercised by Moriah unless Moriah delivers written notice to the Company at any time between July 1, 2009 and August 1, 2009 that Moriah does not wish to exercise the 2007 and 2008 Put options in whole or in part.

The shares underlying the put options are presented as redeemable common stock and presented separately from permanent equity. As of December 31, 2008, an aggregate of 522,500 shares related to the 2007 and 2008 put options are presented on the balance sheet as redeemable common stock in the amount of $429,000, representing the amount for which the shares may be redeemed at the option of the holders at such date.

The Company and Moriah entered into an Amendment to Registration Rights Agreement (the “Amended Registration Rights Agreement”) and the Company agreed to use its best efforts to file a registration statement to register the 485,000 shares of the Company’s common stock issued and the shares of common stock issuable upon exercise of the Warrant.

On August 19, 2008, the Holders of the Amended Notes and the Investors in the Purchase Agreement consented to the Company’s execution of the Amended Note, Amendment No. 3, Amended and Restated Securities Issuance Agreement, and the Amended Registration Rights Agreement.  In consideration for the consent, a total of 144,000 shares of common stock valued at $101,000 were issued to the Holders and Investors based on individual participation in the Amended Notes and Purchase Agreement on September 4, 2008.

As a result of the Amended and Restated Securities Issuance Agreement, the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to participants of the Securities Purchase Agreement dated October 25, 2004, were repriced from $3.45 to $3.31 and the April 2, 2008 Common Stock Purchase Warrants were repriced from $1.30 to $1.28.  The repricing of the warrants had no effect on the consolidated financial statements.

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

As a result of the Purchase Agreement, the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to participants of the Securities Purchase Agreement dated October 25, 2004, were repriced from $4.09 to $3.45. The repricing of the warrants had no effect on the consolidated financial statements.

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

The Company filed the registration statement within the 45 day period however the Company was notified that the registration statement was under review by the SEC.  The amended registration statement was not filed by August 2, 2008 which was the 120th day from the signing of the purchase agreement and therefore the registration statement is not effective. As of December 31, 2008, the registration statement is not effective.

The Company accounted for the registration payment arrangement under the guidance of EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“EITF 00-19-2”) which requires the contingent obligation to make future payments be recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”, (“Statement 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, (“Interpretation 14”). The Company estimated $399 thousand to be the maximum potential damages that the Company may be required to pay the investors if the registration statement is not effective within three years of the signing of the agreement. The Company estimated $186 thousand to be a reasonable estimate of the potential damages that may be due to the investors.  As a result, the Company recorded a liability of $186 thousand in the consolidated balance sheets and the associated expense in other income (expense) in the consolidated statements of operations.  Effective March 25, 2008, the Company amended the Warrant Issuance Agreement (“Amended Warrant Agreement”) with Moriah. In connection with such amendment, the Company issued a Warrant to purchase an additional 250,000 shares of its common stock at a price of $1.50 expiring March 25, 2013.

On January 30, 2008, the Company amended and restated its Loan and Security Agreement (“Amended Loan Agreement”) with Moriah.   As part of the amended agreement, the Loan Conversion agreement was terminated which eliminated the optional conversion of principal up to $2.0 million into common stock at $1.50.  In connection with the Amended Loan agreement, the Company issued a Warrant to purchase 750,000 shares of its common stock at a price of $1.50 per share with an expiration date of January 29, 2013. Effective March 25, 2008, the Company amended the Warrant Issuance Agreement with Moriah. In connection with such amendment, the Company issued a Warrant to purchase an additional 250,000 shares of its common stock at a price of $1.50 expiring March 25, 2013.

The Company determined the fair value of the 1,000,000 warrants issued to Moriah to be $729 thousand. The Company valued the warrants using a Black-Scholes option pricing model. The Company recorded $168 thousand as interest expense and the remaining $561 thousand was recorded as deferred debt issuance costs and amortized over the life of the loan.   The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 2.61 % and 2.96%; expected volatility of 90.9% and 92.3%; and expected contractual term of 5 years.

For the year ended December 31, 2008, there were no stock options and warrants exercised.  For the year ended December 31, 2008, the Company also issued approximately 326,000 shares of common stock for payment of approximately $303 thousand for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

2007

On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand, recognized as deferred financing costs, and paid a servicing fee of $82,500 to Moriah which was amortized to interest expense over the life of the agreement.  For the year ended December 31, 2007 approximately $116 thousand was amortized to interest expense.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan was convertible into shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matured on August 8, 2008 however the Company had the option of extending it an additional year.  On January 30, and March 25, 2008, the loan agreement was amended.

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

Additionally, the Company granted Moriah a put option pursuant to which Moriah can sell to the Company the 162,500 shares of its common stock for $195 thousand, or prorated for any portion thereof ("the Put Option"). The Put Option expires if the Put Option is not exercised during the Put Period which is the earlier of a) ten business days commencing on the anniversary date of the loan agreement or b) ten business days commencing on the date which is nine months after the registration statement for the registration of the issued 162,500 shares of common stock is declared effective. The shares underlying the put option are presented as redeemable common stock on the accompanying consolidated balance sheet and presented separately from permanent equity.

On July 23, 2007, the Company entered into Agreements with the note holders and agreed to issue each holder an Amended Note in the principal amount equal to the principal amount outstanding as of July 23, 2007 which was in total approximately $6.0 million. The Amended Notes were convertible into 8,407,612 shares of the Company’s common stock.  The conversion price for $5.8 million of principal was at a conversion price of $0.75 and the conversion price for $250 thousand of principal remains the same at $0.35.   The Agreement adjusted the exercise price of the amended Warrants from $3.60 to $1.03 per share for 1,553,468 shares of common stock and required the issuance of warrants for an additional 3,831,859 shares of common stock at $1.03 per share with an expiration date of July 21, 2011.   The warrants are subject to anti-dilution adjustment rights.  50% of the Amended Notes were convertible into the Company’s newly designated Series A Senior Secured Convertible Preferred Stock which was convertible into common stock at the same rate as the Amended Notes.

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

On March 28, 2007, the Company entered into a Note Purchase Agreement for the sale of $500 thousand of 6% senior secured convertible debentures (the “Note”) and warrants to purchase approximately 1,000,000 shares of common stock, par value $.001 per share.  The investor purchased the Note with a conversion price of $0.35 per share that may convert into approximately 1,400,000 shares of common stock and issued warrants exercisable at $0.48 per share for approximately 1,000,000 shares of common stock expiring in July 2011.  On April 9, 2007, the Company closed the transaction and received approximately $460 thousand, net of offering costs of approximately $40 thousand, which are amortized over the life of the Note.   The Note was amended on July 23, 2007 as described in Footnote 8:  Debt.

As a result of the issuance of the Note, the outstanding 116,573 Series A Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated January 9, 2004, were re-priced from $2.60 to $0.35 and the outstanding 650,000 Series F Common Stock Purchase Warrants, that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $8.60 to $7.12. As a result of the issuance of the Amended Notes the outstanding 650,000 Series F Common Stock Purchase Warrants that were issued to certain accredited and/or institutional investors pursuant to the Securities Purchase Agreement dated October 25, 2004, were re-priced from $7.12 to $4.39 in accordance with the anti-dilution provision of the original agreement.  These warrants were further re-priced in connection with the loan agreement with Moriah from $4.39 to $4.09.  The repricing of the warrants had no effect on the consolidated financial statements.

For the year ended December 31, 2007, there were no stock options exercised and the Company received approximately $3 thousand in proceeds for warrants exercised. For the year ended December 31, 2007, the Company also issued approximately 1.3 million shares of common stock for payment of approximately $1.1 million for services rendered and to be rendered in the future. In addition, the Company issued 162,500 shares of common stock subject to a put option for payment of approximately $0.2 million for services rendered.  As such, the Company recorded the fair value of the services rendered in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007.

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

For the year ended December 31, 2006, the Company received approximately $10 thousand for the exercise of 5,000 options and there were no warrants exercised.  For year ended December 31, 2006, the Company issued approximately 254,000 shares of common stock in lieu of cash payments in the amount of approximately $580 thousand as compensation for services rendered and to be rendered in the future.  The fair value of the services was measured at market value of the common stock at the time of payment.  As such, the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006.

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

Note 11 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2008, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2008, the plan had not been implemented.

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

In 2003, the Company established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 920,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 200,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding.  The shareholders approved an amendment to the 2003 Plan to provide grants of shares of common stock in addition to options to purchase shares of common stock.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  As of December 31, 2008, no options or shares of common stock were granted from this plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balances at December 31, 2005	1,805,264	$10.90
Options granted	185,744	4.30
Options exercised	(5,000)	2.10
Options forfeited	(453,115)	7.47
Options cancelled	(467,148)	11.97
Balances at December 31, 2006	1,065,745	$2.94
Options granted	228,577	1.41
Options exercised	—	—
Options forfeited	(203,943)	2.90
Options cancelled	(196,056)	2.67
Balances at December 31, 2007	894,323	$2.62
Options granted	927,253	0.89
Options exercised	—	—
Options forfeited	(205,903)	2.29
Options cancelled	—	—
Balances at December 31, 2008	1,615,673	$1.63	6.43	$1,440
Vested or expected to vest at December 31, 2008(1)	1,568,953	$1.51	6.43	$—
Exercisable at December 31, 2008	1,148,476	$1.79	6.61	$—

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2008, there were 2,055,595 shares available for grant under the 2008 Plan, 2003 Plan and 2000 Plan.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money.  As of December 31, 2008 there were 8,000 options that were in-the-money.   The Company’s closing stock price was $0.54 as of December 31, 2008. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.97	759,553	7.39	$0.80	404,620	$0.79
$1.00 - $1.44	388,577	8.71	1.38	358,397	1.41
$2.60 - $2.70	430,343	2.98	2.61	352,959	2.61
$3.50 - $5.80	8,000	3.55	5.51	8,000	5.51
$6.60 - $22.50	29,200	2.57	10.91	24,500	10.90
	1,615,673	6.43	$1.63	1,148,476	$1.79

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

Stock based compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment , (SFAS 123(R)). Under SFAS 123(R), the fair value of stock awards is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of stock-based compensation to expense categories for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the years ended December 31,
	2008	2007	2006
Cost of revenue	$134	$215	$343
Research and development	237	357	435
Selling, general, and administrative	557	1,080	2,113
Total stock compensation expense	$928	$1,652	$2,891

At December 31, 2008, total unrecognized compensation costs related to stock options was approximately $0.6 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.5 years.  The total fair value of the shares that vested in 2008 was $0.6 million.

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

In determining the fair value of stock options granted during the years ended December 31, 2008, 2007, and 2006, the following key assumptions were used in the Black-Scholes option pricing model:

	For the years ended December 31,
	2008	2007	2006

Dividend yield	0%	0%	0%
Risk free interest rates	1.71% - 3.37%	3.28% - 4.23%	4.59% - 4.82%
Expected volatility	87% -92%	105% -106%	123% - 126%
Expected term ( in years)	5 years	5 years	5 years

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

Warrants

At December 31, 2008, 12,279,239 warrants to purchase shares of common stock are outstanding and exercisable at exercise prices ranging from $0.35 to $24.10 and expiration dates ranging from January 8, 2009 to December 22, 2013.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2005	2,619,725	$10.20
Warrants granted	1,805,037	3.49
Warrants exercised	—	—
Warrants expired	(876,588)	6.90
Balances at December 31, 2006	3,548,174	$7.05
Warrants granted	4,831,859	0.88
Warrants exercised	(9,524)	0.35
Warrants expired	(30,000)	4.26
Balances at December 31, 2007	8,340,509	$2.65
Warrants granted	4,038,740	1.22
Warrants exercised	—	—
Warrants expired	(100,009)	27.60
Balances at December 31, 2008	12,279,239	$1.88

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment was delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $556 thousand and $868 thousand for the years ended December 31, 2008 and 2007, respectively, as income from the license of intangible assets and included this amount in other income on the Consolidated Statement of Operations.

For the years ended December 31, 2008, 2007, and 2006, royalty expense of approximately $1.1 million,  $1.2 million, and $515 thousand, respectively, is included in cost of goods sold.

Operating leases

The Company leases office facilities and office, lab and factory equipment under operating leases expiring in 2009.   The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 40,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2009.  The Company is currently in negotiations to extend the lease.

In July 2005, eMagin signed a sub-lease agreement for approximately 19,000 square feet in Bellevue Washington. The leased space is used as the Company’s corporate headquarters.  This lease will expire August 31, 2009.  The Company is currently reviewing potential office spaces for lease.

The future minimum lease payments through 2009 are $619 thousand. Rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1.3 million, $1.3 million, and $1.3 million, respectively.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006.

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

On December 6, 2005, New York State Urban Development Corporation commenced action against eMagin in the Supreme Court of the State of New York, County of New York asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.  On July 13, 2006, eMagin agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of the $150,000 grant. The settlement requires that repayments be made on a monthly basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.  As of December 31, 2008, approximately $59,617 remains outstanding to the New York Urban Development Corporation, of which $37,800 will be forgiven if payments are timely.

Note 13 – RELATED PARTY TRANSACTIONS

2008

On December 22, 2008, the Company entered into a Securities Purchase Agreement with Stillwater LLC, a beneficial owner of more than 5%, pursuant to which the Company sold and issued an aggregate of 4,033 shares of its Preferred Stock – Series B for an aggregate price of approximately $4.03 million and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The proceeds from the Securities Purchase Agreement were used to pay approximately $4.01 million of the outstanding principal of its Amended Notes and approximately $0.02 million of accrued interest.  One employee had an Amended Note of $10 thousand which was repaid. Alexandra Global Master Fund Ltd (“Alexandra”), a beneficial owner of more than 5% of the Company’s common stock, had its Amended Note of $3 million repaid.

In addition, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Holders”) of its outstanding Amended Notes.  Pursuant to the Exchange Agreement, the Holders exchanged $1.7 million of their outstanding Amended Notes and unpaid interest, $6 thousand, and received 1,706 shares of the Preferred Stock.   Paul Cronson, Board member, through Navacorp III, LLC - a Note Holder, exchanged an Amended Note of $200 thousand for 200 shares of Preferred Stock – Series B.  Rainbow Gate Corporation, a corporation whose investment manager is the sole member of Stillwater LLC and whose controlling shareholder is the same as Ginola Limited’s, exchanged an Amended Note of $700 thousand and accrued interest of $3 thousand for 703 shares of Preferred Stock – Series B.  Ginola Limited, a beneficial owner of more than 5%, exchanged an Amended Note of $800 thousand and accrued interest of $3 thousand for 803 shares of Preferred stock – Series B.   Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.  On December 22, 2008, Stillwater LLC converted its $250 thousand Amended Note and accrued interest of approximately $1.2 thousand to 717,620 shares of Common Stock.

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

Stillwater LLC, as a beneficial owner of more than 5%, invested $500 thousand and received 480,769 shares of common stock and warrants to purchase additional 240,385 shares of common stock.  Ginola Limited, as a beneficial owner of more than 5%, invested $250 thousand and received 240,385 shares of common stock and warrants to purchase an additional 120,193 shares of common stock. Crestflower Corporation invested $250 thousand and received 240,385 shares of common stock and warrants to purchase additional 120,193 shares of common stock.  Ginola Limited and Crestflower share the same directors; however, Ginola Limited disclaims beneficial ownership of shares owned by Crestflower Corporation.

2007

On July 23, 2007, the Company entered into Agreements with the note holders and issued 8% Amended Senior Secured Convertible Notes (“Amended Notes”) to the note holders in the principal amount equal to the principal amount outstanding as of July 23, 2007. The due date for the principal payment was extended to December 21, 2008 and the interest rate increased to 8%. The Amended Notes were convertible into 8,407,612 shares of the Company’s common stock. The conversion price for approximately $5,770,000 of principal was revised from $2.60 to $.75 per share and the conversion price of $.35 per share for $250,000 of principal was unchanged. $3,010,000 of the Notes were convertible into 3,010 shares of the Company’s newly formed Series A Convertible Preferred Stock (the “Preferred”) at a conversion price of $1,000 per share. The Preferred was convertible into common stock at the same price allowable by the Amended Notes, subject to adjustment as provided for in the Certificate of Designations. The Amended Notes adjusted the exercise price from $3.60 to $1.03 per share for 1,553,468 warrants and required the issuance of 3,831,859 warrants exercisable at $1.03 per share pursuant to which the note holders may acquire common stock until July 21, 2011.

Stillwater LLC was a beneficial owner of more than 5% of the Company’s common stock.  Rainbow Gate Corporation, a corporation whose investment manager is the sole member of Stillwater LLC and whose controlling shareholder is the same as Ginola Limited’s, had an Amended Note of $700 thousand which was convertible into 933,333 shares and received 653,333 warrants exercisable at $1.03 per share.  Ginola Limited had an Amended Note of $800 thousand which was convertible into 1,066,333 shares and received 746,666 warrants exercisable at $1.03 per share.  Stillwater LLC disclaimed beneficial ownership of shares owned by Rainbow Gate Corporation.

Two employees and one board member participated in the Agreements. Olivier Prache, Senior VP of Display Operations, had an Amended Note of $10 thousand which was convertible into 13,333 shares, received 9,333 warrants which are exercisable at $1.03 per share, and has 5,385 warrants which are exercisable at $3.60 per share.  John Atherly, former CFO as of January 2, 2008, had an Amended Note of $40 thousand which was convertible into 53,333 shares and received 37,333 warrants which are exercisable at $1.03 per share.   Paul Cronson, Board member, through Navacorp III, LLC, had an Amended Note of $200 thousand which was convertible into 266,666 shares and received 186,666 warrants which are exercisable at $1.03 per share.

Alexandra Global Master Fund Ltd (“Alexandra”) was a beneficial owner of more than 5% of the Company’s common stock.  Alexandra had an Amended Note of $3 million which was convertible into 4 million shares and received 2.8 million warrants exercisable at $1.03 per share.

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

A family member of an outside director of eMagin was the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. As a result of the Stillwater transaction, the exercise price of all Series A warrants was reduced from $5.50 to $0.35 per share.

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

Stillwater LLC is a beneficial owner of more than 5% of the Company’s common stock.  Rainbow Gate Corporation, a corporation whose investment manager is the sole member of Stillwater LLC and whose controlling shareholder is the same as Ginola Limited’s, purchased a $700 thousand promissory note which may be converted into 269,231 shares and received 188,462 warrants exercisable at $3.60 per share.  Ginola Limited purchased an $800 thousand promissory note which may be converted into 307,693 shares and received 215,385 warrants exercisable at $3.60 per share.  Stillwater LLC disclaims beneficial ownership of shares owned by Rainbow Gate Corporation.  The Notes were amended on July 23, 2007.

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

Note 14 – SEPARATION AND EMPLOYMENT AGREEMENTS

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

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provides for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company recorded severance expense of $60,000.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for the term, February 1 through August 1, 2008.  Dr. Park was paid a sum of $75,000.  In addition to the compensation, Dr. Park received non-qualified stock options to acquire 56,250 shares of common stock which are fully vested and exercisable on the dates of the grant.   On May 1, 2008, Dr. Park received non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and are fully vested.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Effective December 27, 2007, Michael D. Fowler became the Company’s Interim Chief Financial Officer. Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company.

Effective April 15, 2008, Mr. Paul Campbell began serving as the Company’s Interim Chief Financial Officer pursuant to an agreement between the Company and Tatum, LLC, dated April 2, 2008 (the “Tatum Agreement”).  Pursuant to the Tatum Agreement, for a minimum term of three months, Mr. Campbell will be paid a salary of $24,500 per month and the Company will also pay Tatum a fee of $10,500 per month plus $300 per business day.  The Tatum Agreement was modified in January 2009 to exclude the $300 per business day. Either party may terminate the Tatum Agreement by providing the other with at least 30 days notice.

Effective June 1, 2008, Andrew G. Sculley became the Company’s Chief Executive Officer, President and Director pursuant to an employment agreement dated May 13, 2008. Pursuant to the agreement, Mr. Sculley will be paid a salary of $300,000, per annum, increasing to $310,000, per annum, after six months and to $320,000, per annum, at the end of the first year.  Mr. Sculley was granted 500,000 qualified stock options.  The options vest as follows:  166,667 shares vest immediately, 166,667 vests on the first anniversary date, and 166,666 vests on the second anniversary date.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to one year of salary.

Note 15 - CONCENTRATIONS

The Company had two customers that each accounted for 11% of its total revenue in 2008.  There were no customers that accounted for more than 10% of its total revenue in 2007.  In 2006, the Company had one customer that accounted for 13% of its total revenue.

For the year ended December 31, 2008, approximately 61% of the company’s net revenues were derived from customers in the United States and approximately 39% of the Company’s net revenues were derived from international customers.  For the year ended December 31, 2007, approximately 51% of the Company’s net revenues were derived from customers in the United States and approximately 49% of the Company’s net revenues were derived from international customers.  For the year ended December 31, 2006, approximately 59% of the Company's net revenues were derived from customers in the United States and approximately 41% of the Company's net revenues were derived from international customers.

At December 31, 2008 and 2007, there were five customers which comprised 60% and 54%, respectively, of the outstanding accounts receivable.   The Company had two customers that each accounted for 19% and one customer accounted for 12% of its outstanding accounts receivable in 2008. There were two customers that accounted for 11% and 20% of its outstanding accounts receivable in 2007.

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2008 and 2007 are as follows (in thousands except per share data):

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,665	$5,619	$5,185	$5,270
Gross margin	$352	$2,623	$2,384	$2,707
Net (loss) income	$(2,674)	$(122)	$361	$576
Net (loss) income per share – basic	$(0.21)	$(0.01)	$0.02	$0.04
Net (loss) income per share – diluted	$(0.21)	$(0.01)	$0.02	$0.03
Weighted average number of shares outstanding – basic	12,621	14,321	14,617	15,113
Weighted average number of shares outstanding –diluted	12,621	14,321	23,430	23,907

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$3,609	$4,232	$5,071	$4,642
Gross margin	$494	$1,286	$2,012	$1,134
Net loss	$(2,937)	$(1,728)	$(12,651)	$(1,172)
Net loss per share – basic and diluted	$(0.27)	$(0.15)	$(1.06)	$(0.10)
Weighted average number of shares outstanding – basic and diluted	10,792	11,176	11,935	12,249

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2008, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Management’s Assessment

Management has determined that, as of the December 31, 2008 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were two general categories of material weaknesses in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2008, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of December 31, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the lack of controls or ineffectively designed controls and (2) the failure in design and operating effectiveness of information technology controls over financial reporting.  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

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

There has been substantial improvement in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The substantial improvement is a result of the following measures that are now in place:

•	Hired more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.
•	Restored our executive management team with qualified and experienced business leaders to provide day-to-day management oversight and strategic direction.
•	Implemented control procedures within the month and quarter end close processes including documentation of procedures and processes completed and approved by management.

In addition, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above.  The remediation measures include or are expected to include the following

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and executive officers as of February 28, 2008:

Name	Age	Position
Andrew G. Sculley (5)	57	Chief Executive Officer and President
Paul Campbell (4)	53	Interim Chief Financial Officer
Susan K. Jones	57	Chief Business Officer, Secretary
. Thomas Paulsen (2)(3*)	72	Chairman of the Board, Director
Claude Charles (1)	72	Director
Paul Cronson	52	Director
Irwin Engelman (1*)	74	Director
Jacob Goldman (2*)(3)	87	Director
Stephen Seay (1)(3)	62	Director
(1)	Audit Committee
(2)	Governance & Nominating Committee
(3)	Compensation Committee
(4)	On April 14, 2008, Michael D. Fowler resigned from his position as Interim Chief Financial Officer of the Company
(5)
As of June 1, 2008, Andrew G. Sculley is Chief Executive Officer and President.  Admiral Paulsen resigned from his position as interim Chief Executive Officer and continues to serve as Chairman of the Board.

* Committee Chair

Andrew G. Sculley became the Company’s Chief Executive Officer and President on June 1, 2008.  Mr. Sculley served as the General Manager of Kodak’s OLED systems Business Unit and Vice President of Kodak’s Display Business from 2004 to 2008. From 2003 to 2006, he served on the Board of Directors of SK Display, a joint venture between Sanyo and Kodak. From 1996 to 2001 Mr. Sculley served as the Manager of Operations, CFO and member of the Board of Directors of Kodak Japan Ltd., where he managed Distribution, Information Technologies, Legal, Purchasing and Finance. Previously, he held positions in strategic planning and finance in Eastman Kodak Company.  Mr. Sculley holds an MBA from Carnegie-Mellon University and an MS in physics from Cornell University. He attended Harvard University’s International Senior Management Program while an executive at Kodak.

Paul Campbell became the Company’s Interim Chief Financial Officer on April 15, 2008. Mr. Campbell has been a partner with Tatum, LLC (“Tatum”), an executive services firm, since November 2007. Mr. Campbell served as the Chief Financial Officer of four public companies, including Checkers Drive-In Restaurants, Inc, which until 2006 was traded on the Nasdaq and as Chief Financial Officer of Famous Dave’s of America, Inc., a publicly held company currently trading on the Nasdaq.  Mr. Campbell also served as Chief Financial Officer of Sonus Corporation, a medical device retailer, and of Organic To Go, Inc., an emerging publicly-held food company, from May 2007 through October 2007.  From 2001 through April 2007, Mr. Campbell owned and operated Campbell Capital, LLC, a consulting and investment firm in Seattle, Washington providing strategic planning and financing services to small businesses. Mr. Campbell received his Masters of Business Administration from Pepperdine University and his Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara.

Susan K. Jones has served as Executive Vice President and Secretary since 1992, Chief Marketing and Strategy Officer since 2001, and assumed responsibility of Chief Business Officer in 2008. Ms. Jones has more than 30 years of industrial experience, including senior research, management, and marketing assignments at Texas Instruments and Merck, Sharp, & Dohme Pharmaceuticals. Ms. Jones serves on the boards or chairs committees for industry organizations including IEEE, SPIE, and SID. Ms. Jones served as a director of eMagin Corporation from 1993 to 2000 and was a director of Virtual Vision, Inc. Ms. Jones graduated from Lamar University with a B.S. in chemistry and biology, holds more than a dozen patents, and has authored more than 100 papers and talks.

Rear Admiral Thomas Paulsen (ret.) has served as a director since July 2003 and Non-Executive Chairman of the Board since 2007. He served as Interim CEO and President from  January 2008 to May 2008. Admiral Paulsen served for over 34 years in the US Navy in Command Control, Communications and Intelligence (C3I), Telecommunications, Network Systems Operations, Computers and Computer Systems Operations until his retirement in 1994 as a Rear Admiral. He then served as Chief Information Officer for Williams Telecommunications. Admiral Paulsen has served as a director of Umbanet, Inc. since 2002. Since 2000, Admiral Paulsen has served on the Board of Governors of the Institute of Knowledge Management, George Washington University. Since 1994, he has served as the Chairman of the Advisory Board and President Emeritus of the Center for Advanced Technologies (CAT) and a Managing Partner on the National Knowledge and Intellectual Property Management Taskforce, a not-for-profit company headquartered in Dallas, Texas, and is a member of the Board of Governors for the Japanese American National Museum, Los Angeles, California.

Claude Charles has served as a director since April of 2000. Mr. Charles has served as President of Azur Capital Limited since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings. Prior to 1996, Mr. Charles has also served as a director and in senior executive positions at SG Warburg and Co. Ltd., Peregrine Investment Holdings, Trident International Finance Ltd., and Dow Banking Corporation. Mr. Charles holds a B.S. in economics from the Wharton School at the University of Pennsylvania and a M.S. in international finance from Columbia University.

Paul Cronson has served as a director since July of 2003. Mr. Cronson is Managing Director of Larkspur Capital Corporation, which he co-founded in 1992. Larkspur is a broker dealer that is a member of FINRA and advises companies seeking private equity or debt. Mr. Cronson's career in finance began in 1979 at Laidlaw, Adams Peck where he worked in asset management and corporate finance. From 1983 to 1985, Mr. Cronson worked with Samuel Montagu Co., Inc. in London, where he marketed eurobond issuers and structured transactions. Subsequently from 1985 to 1987, he was employed by Chase Investment Bank Ltd., where he structured international debt securities and he developed "synthetic asset" products using derivatives. Returning to the U.S., he joined Peter Sharp Co., where he managed a real estate portfolio, structured financings and assisted with capital market investments until 1992. Mr. Cronson received his BA from Columbia College in 1979, and his MBA from Columbia College in 1982. He is on the Board of the Evelyn Sharp Foundation in New York, a private foundation supporting various not for profit endeavors.

Irwin Engelman has served as a director since May of 2005. He is currently a consultant to various industrial companies and is a director of Sanford C. Bernstein Mutual Funds, a publicly-traded company, and chairman of its audit committee. From November 1999 until April 2002, he served as Executive Vice President and Chief Financial Officer of YouthStream Media Networks, Inc., a media and retailing company serving high school and college markets. From 1992 until April 1999, he served as Executive Vice President and Chief Financial Officer of MacAndrews and Forbes Holdings, Inc., a privately-held financial holding company. From November 1998 until April 1999, he also served as Vice Chairman, Chief Administrative Officer and a director of Revlon, Inc., a publicly-traded consumer products company. From 1978 until 1992, he served as an executive officer of various public companies including International Specialty Products, Inc. (a subsidiary of GAF Holdings Inc.), CitiTrust Bancorporation, General Foods Corporation and The Singer Company. Mr. Engelman received a BBA in Accounting from Baruch College in 1955 and a Juris Doctorate from Brooklyn Law School in 1961. He was admitted practice law in the State of New York in 1962. In addition, he was licensed as a CPA in the State of New Jersey in 1966.

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

General Stephen M. Seay was elected to the Board of Directors in January 2006. In his 33-year Army career, General Seay held a wide variety of command and staff positions, most importantly as a soldier's soldier volunteering for deployment on Operation Iraqi Freedom, 2004-2005.  Simultaneously, he was Commanding General, Joint Contracting Command-Iraq, Head of Contracting Authority, Operation Iraqi Freedom and Program Executive Officer for Simulation, Training and Instrumentation.  He previously served as Program Manager for a joint automation system, headed the Joint Target Oversight Council and was Commanding General, Simulation, Training and Instrumentation Command (STRICOM), Army Materiel Command.  Earlier, as a Field Artillery officer, he commanded at all levels, rising to corps artillery commander. He served as Chief of Staff , United States Army, Europe (Forward) and National Security Element, Taszar , Hungary, during Operation Joint Endeavor.  He held resource management, operations research, and acquisition positions during three tours on Department of the Army staff.  General Seay holds a Bachelor of Science degree from the University of New Hampshire and a Master of Science degree from North Carolina State University .

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of eMagin common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

General Information Concerning the Board of Directors

The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. As of December 31, 2008, Irwin Engelman is the only Class A Director, and will hold office until the next Annual Meeting of our stockholders. Paul Cronson, Admiral Thomas Paulsen, and General Stephen Seay are Class B directors who will hold office until the next Annual Meeting. Claude Charles and Dr. Jacob Goldman are Class C directors who will hold office until the next Annual Meeting.  There was no Annual Meeting held during 2008.   In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

Our Board of Directors held 19 meetings during 2008. Our independent directors met in executive session on a periodic basis in connection with regular meetings, as well as in their capacity as members of our Audit Committee and Compensation Committee.

Compensation of Directors

Non-management directors receive options under the 2003 and 2008 Stock Option Plans. Under these Plans, a grant of options to purchase 15,000 shares of common stock will automatically be granted on the date a director is first elected or re-elected, or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become exercisable in four equal installments commencing on the date of grant and annually thereafter. For calendar years 2007 and 2008, Directors received an annual cash retainer of $10,000 and an annual stock retainer of 25,000 options, fully vested, at market price on the date of issuance Directors are also granted options based on committee assignments consisting of options to purchase 5,000 shares per year for members of the Compensation committee, 10,000 shares for the governance committee and 15,000 shares for the audit committee. Each committee chair will receive 5,000 additional shares. In 2008 and 2009 the chairs of the Audit and the Governance and Nominating committees receive additional 10,000 options.  In addition, each non-management director receives $1,000 for each in-person Board meeting, and $500 for each teleconference meeting or Committee meeting. Directors are eligible for reimbursement for ordinary expenses incurred in connection with attendance at such meetings.

Admiral Thomas Paulsen was not an independent director during the period January through May 2008 when he was acting Interim CEO and President.  As of June 1, 2008, Admiral Paulsen was an independent director.  No change occurred in Admiral Paulsen’s compensation as a director of the Company as a result of his accepting this temporary position.

The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Audit Committee has adopted an Audit Charter, which is posted on our website at http://www.emagin.com/investors.  The Audit Committee is composed of three Directors, Claude Charles, Irwin Engelman, and General Stephen Seay. The Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent. The Board has determined that Mr. Engelman is an “audit committee financial expert” as defined by the SEC. During 2008, the Audit Committee held 4 meetings via teleconference.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is presently composed of three Directors, Jack Goldman, Thomas Paulsen, and Stephen Seay, each of whom the Board has determined to be independent and none of whom has been an employee of the Company, except as noted above. During 2008, the Compensation Committee held 5 meetings in person or through a conference call.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance and ethics policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our website at http://www.emagin.com/investors.   The Governance and Nominating Committee is composed of Jack Goldman and Thomas Paulsen, each of whom the Board has determined to be independent, except as noted above. During 2008, the Governance and Nominating Committee held 2 meetings in person or through a conference call.

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

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to eMagin Corporation, c/o Corporate Secretary, 10500 NE 8th St., Bellevue, WA 98004, or emailing to sjones@emagin.com    At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2008 compensation program and related decisions.

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

Compensation for the Chairman

From January through May 2008, Admiral Paulsen served as Interim Chief Executive Officer. Admiral Paulsen receives an annual stipend of $60,000 for serving as Non-Executive Chairman of the Board, an annual cash retainer of $10,000 for serving as a director, and meetings fees. No change occurred in Admiral Paulsen’s compensation as a result of his accepting the temporary position of Interim Chief Executive Officer and President.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2008, 2007 and 2006 exceeded $100,000.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards		Option awards	Non-equity incentive plan compen-sation	Change in pension value and non qualified deferred compensation	All Other Compensation		Total
Name and principal position	Year	($)	($)	($)		($), (a)	($)	($)	($)		($)

Andrew G. Sculley,	2008	161,923	-	-		287,150	-	-	-		449,073
President and Chief	2007	-	-	-	-	-	-	-	-	-	-
Executive Officer (1)	2006	-	-	-	-	-	-	-	-	-	-

K.C. Park, Interim	2008	105,817	60,000	-	(7)	42,371	-	-	75,000	(8)	283,188
President and Chief	2007	313,462	-	40,000	(9)	-	-	-	-		353,462
Executive Officer (2)	2006	200,000	-	-		-	-	-	-		200,000

Gary Jones, President	2008	-	-	-	-	-	-	-	-	-	-
and Chief Executive	2007	102,060	-	430,000	(10)	-	-	-	51,638	(11)	583,698
Officer (3)	2006	368,170	-	-		-	-	-	127,928	(12)	496,098

Paul Campbell, Interim	2008	203,539	-	-		-	-	-	-		203,539
Chief Financial Officer	2007	-	-	-		-	-	-	-		-
(4)	2006	-	-	-		-	-	-	-		-

Michael D. Fowler,	2008	84,808	-	-		-	-	-	-		84,808
Interim Chief Financial	2007	-	-	-		-	-	-	-		-
Officer (5)	2006	-	-	-		-	-	-	-		-

John D. Atherly, Chief	2008	44,628	-	-		-	-	-	-		44,628
Financial Officer (6)	2007	243,000	-	-		-	-	-	-		243,000
	2006	242,308	-	-		-	-	-	-		242,308

Susan Jones, Executive Vice President, Chief	2008	329,916	-	-		-	-	-	189,325	(13)	519,241
Business Officer, and	2007	278,888	-	-		-	-	-	175,184	(13)	454,072
Secretary	2006	289,163	-	-		-	-	-	81,379	(13)	370,542

(1) Mr. Sculley has been serving as our President and Chief Executive Officer as of June 1, 2008.
(2) Dr. Park was appointed Interim President and Chief Executive Officer in January 2007 and resigned his post in January 2008.  Prior to January 2007, Dr. Park served as Executive Vice President of International Operations.  Dr. Park provided consulting services from February 1, 2008 through August 1, 2008.

(3) Mr. Jones resigned as President and Chief Executive Officer in January 2007.
(4) Mr. Campbell has been serving as our Interim Chief Financial Officer as of April 15, 2008.
(5) Mr. Fowler resigned as Interim Chief Financial Officer as of April 14, 2008.
(6) Mr. Atherly resigned as Chief Financial Officer in January 2008.
(7) This amount represents options issued pursuant to Mr. Park’s consulting agreement.
(8) This amount represent consulting fees paid pursuant to Mr. Park’s consulting agreement.
(9) This amount represents a retention bonus in the form of a stock grant that was issued to the named executive officer.
(10) This amount represents a payment in the form of a stock grant pursuant to Mr. Jones' severance agreement.  Previously granted options that remained unexercised were also forfeited pursuant to the severance agreement.

(11) This amount represents legal and accounting fee reimbursement for the benefit of the named executive officer.
(12) This amount represents relocation expense reimbursement for the benefit of the named executive officer.
(13) This amount represents deferred dollar amount earned in sales incentive compensation by the named executive officer.
Column note:
(a) The amounts in this column represent the fair value of option awards to the named executive officer as computed on the date of the option grants using the Black-Scholes option-pricing model.

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2008 as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Total Grant Date Fair Value ($)
Andrew G. Sculley	June 2, 2008 (1)	500,000	0.81	287,150
K.C. Park	May 1, 2008 (2)	70,453	0.97	24,461
K.C. Park	August 1, 2008 (2)	37,500	0.68	17,910

(1)  1/3 of the grant is exercisable immediately; 1/3 of the grant is exercisable on the first anniversary and the remaining 1/3 is exercisable on the second anniversary.
(2)  The grant is exercisable immediately.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2008, and each person who served as an executive officer of eMagin Corporation as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards						Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options		Options exercise price	Option expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercis- able	(#	), (a)	($)	Date	(#	)	($)	(#	)	($)
Andrew G. Sculley, President and Chief Executive Officer (1)	166,667	333,333	500,000		0.81	June 2, 2015	-		-	-		-
K.C. Park, Interim President and Chief Executive Officer (2)	70,453	-	70,453		0.97	May 1, 2018	-		-	-		-
	37,500	-	37,500		0.68	August 1, 2018	-		-	-		-

Susan Jones, Executive Vice President, Chief Business Officer, and Secretary	48,750	-	48,750		2.60	May 17, 2009	-		-	-		-
	16,770	-	16,770		2.60	January 11, 2010
	9,685	-	9,685		2.60	January 11, 2010
	16,250	-	16,250		2.60	March 17, 2010
	11,700	-	11,700		2.60	November 30, 2012
	11,932	-	11,932		2.60	April 24, 2013
	7,159	-	7,159		2.60	August 30, 2013
	7,159	-	7,159		2.60	December 1, 2013

(1) Mr. Sculley is the President and Chief Executive Officer as of June 1, 2008.
(2) Dr. Park was appointed Interim President and Chief Executive Officer in January 2007 and resigned his post in January 2008. The options were granted pursuant to his consulting agreement.
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

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2008.

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2008 as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Total Grant Date Fair Value ($)
Andrew G. Sculley	June 2, 2008 (1)	500,000	0.81	287,150
K.C. Park	May 1, 2008 (2)	70,453	0.97	24,461
K.C. Park	August 1, 2008 (2)	37,500	0.68	17,910

(1)  1/3 of the grant vests immediately; 1/3 of the grant vests on the first anniversary and the remaining 1/3 vests on the second anniversary.
(2)  The grant vests immediately.

Pension Benefits

eMagin does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

eMagin does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

Effective January 1, 2006, the Company entered into a revised executive employment agreement with Susan K. Jones, Chief Marketing and Strategy Officer. The agreement was effective for an initial term of three years. The agreement provides for an annual salary, benefits made available by the Company to its employees and eligibility for an incentive bonus pursuant to one or more incentive compensation plans established by the Company from time to time. The Company may terminate the employment of Ms. Jones at any time with or without notice and with or without cause (as such term is defined in the agreements). If Ms. Jones’ employment is terminated without cause, or if Ms. Jones resigns with good reason (as such term is defined in the agreements), or Ms. Jones’ position is terminated or significantly changed as result of change of control (as such term is defined in the agreements), Ms. Jones shall be entitled to receive salary until the end of the agreement’s full term or twelve months, whichever is greater, payment for accrued vacation, and bonuses which would have been accrued during the term of the agreement. If Ms. Jones voluntarily terminates employment with the Company, other than for good reason or is terminated with cause (as such term is defined in the agreement), she shall cease to accrue salary, vacation, benefits, and other compensation on the date of the voluntary or with cause termination. The Executive Employment Agreement includes other conventional terms and also contains invention assignment, non-competition, non-solicitation and non-disclosure provisions.  On April 17, 2006, the parties entered into amendments to the employment agreements pursuant to which the parties clarified that the Company has agreed to pay for health benefits equivalent to medical and dental benefits provided during Ms. Jones’ full time employment until the end of the agreement’s full term or twenty-four (24) months, whichever is greater.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provides for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, provision for payment in the event Ms. Jones voluntarily terminates her employment, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company recorded severance expense of $60,000.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for the term, February 1 through August 1, 2008.  Dr. Park was paid a sum of $75.000.  In addition to the compensation, Dr. Park received non-qualified stock options to acquire 56,250 shares of common stock which are fully vested and exercisable on the dates of the grant.   On May 1, 2008, Dr. Park received non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and are fully vested.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Effective December 27, 2007, Michael D. Fowler became the Company’s Interim Chief Financial Officer. Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company.

Effective April 15, 2008, Mr. Paul Campbell is serving as the Company’s Interim Chief Financial Officer pursuant to an agreement between the Company and Tatum, LLC, dated April 2, 2008 (the “Tatum Agreement”).  Pursuant to the Tatum Agreement, for a minimum term of three months, Mr. Campbell will be paid a salary of $24,500 per month and the Company will also pay Tatum, LLC a fee of $10,500 per month plus $300 per business day.  Either party may terminate the Tatum Agreement by providing the other with at least 30 days notice.

Effective June 1, 2008, Andrew G. Sculley became the Company’s Chief Executive Officer, President and Director pursuant to an employment agreement dated May 13, 2008. Pursuant to the agreement, Mr. Sculley will be paid a salary of $300,000, per annum, increasing to $310,000, per annum, after six months and to $320,000, per annum, at the end of the first year.  Mr. Sculley was granted 500,000 qualified stock options.  The options vest as follows:  166,667 shares vest immediately, 166,667 vests on the first anniversary date, and 166,666 vests on the second anniversary date.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to one year of salary.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits our principal executive officers would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 31, 2008, the last business day of the fiscal year:

Name	Voluntary Resignation w/o Good Reason		Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause	Involuntary Termination with a Change in Control
Andrew Sculley
Cash severance	$—		$310,000	(1)	$310,000	(1)	$—	$310,000	(1)
Vesting of stock options	$—		$—	(2)	$—	(2)	$—	$—	(2)

Susan Jones
Cash severance	$157,500	(1)	$472,500	(1)	$472,500	(1)	$—	$472,500	(1)
Post-termination health and welfare	$—		$10,820	(3)	$10,820	(3)	$—	$10,820	(3)
Vesting of stock options	$—		$—	(4)	$—	(4)	$—	$—	(4)

(1) This amount reflects the lump sum that is payable within thirty days of the triggering event to the named executive.  All calculations were made as of December 31, 2008 using then current salary figures for the named executive.
(2) This amount reflects the value of the stock options awards that were unvested as of December 31, 2008 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event.
(3) This amount reflects the COBRA payments for health and dental benefits that eMagin would make on behalf of the named executive.
(4)  This amount would reflect the value of the stock option awards that were unvested as of December 31, 2008 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event.  As of December 31, 2008, all stock options were fully vested.

Director Compensation Arrangements

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2008.  The table includes only directors that were not employees of eMagin Corporation.  Any director who was also an executive officer is included in the Summary Compensation Table.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash($)	Stock awards ($)	Option awards($)	Non-equity incentive plan compensation($)	Change in pension value and nonqualified deferred compensation earnings($)	All other compensation ($)	Total($)
Claude Charles	20,500	-	39,035	-	-	-	59,535
Paul Cronson	18,500	-	24,263	-	-	-	42,763
Irwin Engelman	21,000	-	39,035	-	-	-	60,035
Jack Goldman	22,500	-	39,035	-	-	-	61,535
Thomas Paulsen	84,000	-	34,111	-	-	-	118,111
Stephen Seay	19,500	-	34,111	-	-	-	53,611

The following table sets forth information with respect to the outstanding equity awards of our directors as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards						Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options		Options exercise price	Option expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#	), (a)	($)	Date	(#	)	($)	(#	)	($)
Claude Charles	1,000	-	1,000		3.50	January 2, 2010	-		-	-		-
	975	-	975		2.60	July 2, 2010	-		-	-		-
	650	-	650		2.60	September 2, 2010	-		-	-		-
	3,250	-	3,250		2.60	April 5, 2011	-		-	-		-
	1,950	-	1,950		2.60	June 15, 2014	-		-	-		-
	975	-	975		2.60	September 30, 2015	-		-	-		-
	3,900	-	3,900		2.60	December 31, 2015	-		-	-		-
	12,700	-	12,700		1.51	November 23, 2017	-		-	-		-
	25,000	-	25,000		1.44	December 3, 2017	-		-	-		-
	25,000	-	25,000		1.35	January 2, 2018	-		-	-		-
	30,000	-	30,000		0.70	July 24, 2018	-		-	-		-

Paul Cronson	4,875	-	4,875		2.60	July 2, 2010	-		-	-		-
	1,625	-	1,625		2.60	June 15, 2014	-		-	-		-
	3,900	-	3,900		2.60	December 31, 2015	-		-	-		-
	10,400	-	10,400		1.51	November 23, 2017	-		-	-		-
	25,000	-	25,000		1.44	December 3, 2017	-		-	-		-
	25,000	-	25,000		1.35	January 2, 2018	-		-	-		-

Irwin Engelman	3,900	-	3,900		2.60	October 3, 2012	-		-	-		-
	975	-	975		2.60	September 30, 2015	-		-	-		-
	163	-	163		2.60	October 3, 2015	-		-	-		-
	5,038	-	5,038		1.51	November 23, 2017	-		-	-		-
	25,000	-	25,000		1.44	December 3, 2017	-		-	-		-
	25,000	-	25,000		1.35	January 2, 2018	-		-	-		-
	30,000	-	30,000		0.70	July 24, 2018	-		-	-		-

Jacob Goldman	650	-	650		2.60	July 2, 2010	-		-	-		-
	3,900	-	3,900		2.60	September 2, 2010	-		-	-		-
	2,113	-	2,113		2.60	June 15, 2014	-		-	-		-
	650	-	650		2.60	September 30, 2015	-		-	-		-
	488	-	488		2.60	October 3, 2015	-		-	-		-
	3,900	-	3,900		2.60	December 31, 2015	-		-	-		-
	12,026	-	12,026		1.51	November 23, 2017	-		-	-		-
	25,000	-	25,000		1.44	December 3, 2017	-		-	-		-
	25,000	-	25,000		1.35	January 2, 2018	-		-	-		-
	30,000	-	30,000		0.70	July 24, 2018	-		-	-		-

Thomas Paulsen	3,900	-	3,900		2.60	July 30, 2010	-		-	-		-
	1,300	-	1,300		2.60	June 15, 2014	-		-	-		-
	1,625	-	1,625		2.60	September 30, 2015	-		-	-		-
	3,250	-	3,250		2.60	October 3, 2015	-		-	-		-
	813	-	813		2.60	December 31, 2015	-		-	-		-
	11,213	-	11,213		1.51	November 23, 2017	-		-	-		-
	25,000	-	25,000		1.44	December 3, 2017	-		-	-		-
	25,000	-	25,000		1.35	January 2, 2018	-		-	-		-
	20,000	-	20,000		0.70	July 24, 2018	-		-	-		-

Stephen Seay	3,900	-	3,900		2.60	February 14, 2016	-		-	-		-
	3,900	-	3,900		1.51	November 23, 2017	-		-	-		-
	25,000	-	25,000		1.44	December 3, 2017	-		-	-		-
	25,000	-	25,000		1.35	January 2, 2018	-		-	-		-
	20,000	-	20,000		0.70	July 24, 2018	-		-	-		-

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of eMagin during years ending December 31, 2006, 2007 and 2008, except as noted below.  In addition, during the most recent fiscal year, no eMagin executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.   On January 31, 2008, Dr. K.C. Park resigned as our Interim Chief Executive Officer and President and Thomas Paulsen, a director and Chairman of both the Board of Directors and the Compensation Committee, assumed that role on an interim basis until June 1, 2008 when Andrew G. Sculley, Jr. joined the Company as Chief Executive Officer and President.  No change in Admiral Paulsen’s compensation occurred as a result of his accepting the temporary position of Interim Chief Executive Officer and President.

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
Jacob Goldman
Stephen Seay

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of February 28, 2009, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Moriah Capital L.P. (1)	2,017,500	5.4%
Stillwater LLC (2)	13,137,958	35.1%
Alexandra Global Master Fund Ltd (3)	3,074,932	8.2%
Ginola Limited (4)	5,079,856	13.6%
Susan K Jones (5)	683,465	1.8%
Rainbow Gate Corporation (6)	1,951,037	5.2%
Kettle Hill (7)	731,318	2.0%
Paul Cronson (8)	568,682	1.5%
Claude Charles (9)	105,400	*
Jack Goldman (10)	103,727	*
Thomas Paulsen (11)	92,101	*
Irwin Engelman(12)	90,076	*
Stephen Seay(13)	77,800	*
Andrew G. Sculley (14)	166,667	*
All executive officers and directors as a group (consisting of 8 individuals) (15)	1,887,918	4.3%

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or preferred shares exercisable or convertible within 60 days of February 28, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 37,468,025 shares: 15,921,113 shares of common stock outstanding on February 28, 2009 and 21,546,912 shares issuable upon the exercise of options, warrants exercisable, and preferred shares convertible on or within 60 days of February 28, 2009, as described below.
(1) This figure represents (i) 647,500 shares owned by Moriah Capital, L.P and (ii) warrants held by Moriah Capital L.P. to purchase 1,370,000 shares.  Alexandre Speaker and Greg Zilberstein exercise the shared voting power with respect to the shares.

(2) This figure represents: (i) 2,969,819 shares owned by Stillwater LLC, which includes 276,084 shares owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; (ii) warrants held by Stillwater LLC to purchase 3,853,472 shares, which includes warrants to purchase 737,620 shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; and (iii) 6,314,667 shares of common stock underlying convertible preferred shares which includes 937,333 shares of common stock underlying convertible preferred shares held by Rainbow Gate Corporation, which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Stillwater LLC as sole member, and Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation as investment manager; therefore Stillwater LLC is deemed to beneficially own the shares held by Rainbow Gate as “beneficially owned” but Stillwater LLC disclaims beneficial ownership of such shares.
(3) This figure represents:  (1) 56,750 shares owned by Alexandra Global Master Fund; (ii) and warrants held to purchase 3,018,182 shares. Alexandra Investment Management, LLC, a Delaware limited liability company (“AIM”), serves as investment adviser to Alexandra Global Master Fund Ltd., a British Virgin Islands company (“Alexandra”).  By reason of such relationship, AIM may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra. AIM disclaims beneficial ownership of such shares of common stock. Mr. Mikhail A. Filimonov (“Filimonov”) is the Chairman, Chief Executive Officer, Chief Investment Officer and a managing member of AIM.  By reason of such relationships, Filimonov may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra.  Filimonov disclaims beneficial ownership of such shares of common stock.
(4) This figure represents: (i) 1,257,629 shares owned by Ginola Limited, which include 276,084 shares held indirectly by Rainbow Gate Corporation; 65,080 shares owned by Mount Union Corp.; 57,372 shares owned by Chelsea Trust Company Limited, as trustee; and 284,736 shares owned by Crestflower Corporation (Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation; Mount Union Corp.; and Chelsea Trust Company Limited, as trustee); and (ii) warrants held by Ginola Limited to purchase 1,814,227 common shares, which includes warrants to purchase 737,620 shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation, warrants to purchase 32,540 shares owned by Mount Union Corp., 27,273 shares of common stock issuable upon exercise of a common stock purchase warrant held indirectly by Chelsea Trust Company Limited, as trustee, and 120,193 shares of common stock issuable upon exercise of common stock purchase warrant held by Crestflower Corporation (Ginola Limited disclaims beneficial ownership of the shares owned by Crestflower Corporation, Mount Union Corp. and Chelsea Trust Company Limited, as trustee); and (iii) 2,008,000 shares of common stock underlying convertible preferred shares, which includes 937,333 shares of common stock underlying convertible preferred shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation. Stillwater LLC and Ginola Limited are beneficially owned by separate individuals and therefore do not exert voting control over one another. However, Stillwater LLC does include the shares held by Rainbow Gate as “beneficially owned” since the sole member of Stillwater LLC is investment manager and sole director of Rainbow Gate Corporation and exerts voting control over such shares but Stillwater LLC disclaims beneficial ownership of such shares. Jonathan White, Steven Meiklejohn, and Joerg Fischer exercise the shared voting power with respect to the shares held in the name of Mount Union Corp.. Stuart Baker, Joerg Fischer, Charles Lubar, Christopher Mitchell, Leslie Schreyer and Jonathan White exercise the shared voting power with respect to the shares held in the name of Chelsea Trust Company Limited.  Jonathan White, Joerg Fischer and Steven Meiklejohn exercise the shared voting power with respect to the shares held in the name of Crestflower Corporation.  Jonathan White, Joerg Fischer and Steven Meiklejohn are the directors of Ginola Limited and exercise the shared voting power with respect to the shares held in the name of Ginola Limited.
(5) This figure represents shares owned by Gary Jones and Susan Jones who are married to each other, including (i) 395,268 shares owned by Gary Jones and 158,792 shares owned by Susan Jones; and (ii) 129,405 shares of common stock issuable upon exercise of stock options held by Susan Jones.
(6) This figure represents (1) 276,084 shares owned by Rainbow Gate Corporation; (ii) warrants held by to purchase 737,620 shares; and (iii) 937,333 shares of common stock underlying convertible preferred shares. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation but disclaims beneficial ownership of such shares.
(7) This figure represents (i) 490,932 shares of common stock owned by Kettle Hill of which 110,577 shares held by Kettle Hill Partners, LP, 207,278 shares held by Kettle Hill Partners II, LP, and 173,077 shares held by Kettle Hill Offshore, Ltd. and (ii) warrants held by Kettle Hill to purchase 240,386 common shares which includes warrants to purchase 55,289 shares held by Kettle Hill Partners, LP, warrants to purchase 98,558 shares held by Kettle Hill Partners II, LP, and warrants to purchase 86,539 shares held by Kettle Hill Offshore, Ltd.  Kettle Hill Capital Management, LLC acts as investment manager for Kettle Hill Partners, LP, Kettle Hill Partners II LP, and Kettle Hill Offshore, Ltd.  Andrew Kurita exercises the voting power with respect to the shares.
(8) This figure represents 22,198 shares owned by Mr. Cronson, 208,235 shares underlying warrants, 70,800 shares underlying options, and 266,666 shares of common stock underlying convertible preferred shares held directly and indirectly by Paul Cronson. This includes (i) 12,097 common stock shares and 4,286 shares underlying warrants held indirectly by a family member of Paul Cronson; (ii) 4,366 shares underlying warrants held indirectly by Larkspur Corporation of which he is the Managing Director and (iii) 3,783 shares of common stock, 186,666 shares underlying warrants and 266,666 shares of common stock underlying convertible preferred shares held indirectly by Navacorp III, LLC. Mr. Paul Cronson exercises the sole voting power with respect to the shares held in the name of Larkspur Corporation, and Paul Cronson exercises the sole voting power with respect to the shares held in the name of Navacorp III, LLC.
(9) This figure represents shares underlying options.
(10) This figure represents shares underlying options.
(11) This figure represents shares underlying options.
(12) This figure represents shares underlying options.
(13) This figure represents shares underlying options.
(14) This figure represents shares underlying options.
(15) This figure represents:  (i) 577,041 shares; (ii) warrants held to purchase 208,235 shares; (iii) 266,666 shares of common stock underlying convertible preferred shares; and (iv) 835,976 shares of common stock issuable upon exercise of stock options.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As previously reported on a Form 8-K that was filed with the Securities and Exchange Commission on December 23, 2008, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on December 18, 2008 between the Company and  Stillwater LLC ("Stillwater"), on December 22, 2008 (the “Closing”), the Company sold Stillwater for an aggregate purchase price of $4,033,000 an aggregate of 4,033 shares of its Series B Convertible Preferred Stock (the “Preferred Stock”), which have a stated value of $1,000 per share, a conversion price of $0.75 per share and have the rights and preferences set forth in the Certificate of Designations of Series B Convertible Preferred Stock filed with the Secretary of State for the State of Delaware on December 19, 2008 (the “Certificate of Designations”), and warrants to purchase 1,875,467 shares of common stock at $1.03 per share (the “Warrants”).  The Warrants terminate on December 22, 2013. Stillwater beneficially owns 35.1% of the Company’s common stock.

Pursuant to the terms of the Securities Purchase Agreement, the Company used the proceeds from the sale of the Preferred Stock exclusively to repay $4,033,000 of its Amended and Restated 8% Senior Secured Convertible Notes (the “Notes”) which matured on December 22, 2008.

Pursuant to the Securities Purchase Agreement, the members of the Company’s board of directors, and certain executive officers executed lockup agreements pursuant to which, subject to the terms of the lockup agreement, they are restricted from selling the Company’s stock that they beneficially own for 180 days from the Closing.

On December 22, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Holders”) of its outstanding Notes, (i) Navacorp III LLC whose managing member, Paul Cronson, is a member of its board of directors; (ii) Ginola Limited who beneficially owns 13.6% of the shares of common stock; and (iii) Rainbow Gate Corporation who beneficially owns 5.2% of common stock. Pursuant to the Exchange Agreement, on December 22, 2008, the Holders exchanged $1,700,000 of their outstanding Notes and accrued and unpaid interest thereon and received 1,706 shares of the Preferred Stock (the amount of the outstanding principal and accrued and unpaid interest due on the Notes exchanged divided by $1,000).

The Company also entered into a Registration Rights Agreement with Stillwater to register for resale the shares of the common stock issuable upon conversion of the Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants.  Subject to the terms of the Registration Rights Agreement, the Company is required to file a registration statement (the “Registration Statement”) on Form S-1 with the Securities and Exchange Commission (the “SEC”) within 30 days following the date that it is permitted to file a registration statement by (i) the rules and regulations of the Securities and Exchange Commission and (ii) the agreements set forth on Schedule B to the Registration Rights Agreement, which as of December 18, 2008 prohibits the Company from filing the initial Registration Statement until certain other registration statements are filed. After filing the Registration Statement, the Company is to cause such Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) as promptly as possible after the filing thereof, but in no event later than 90 days after the filing date (or no later than 120 days after the filing date in the event of SEC “full review” of the Registration Statement). The Holders of Notes that exchanged their Notes pursuant to the Exchange Agreement, (i.e., Rainbow Gate Corporation, Ginola Limited and Navacorp III LLC), received the same registration rights as Stillwater.

On April 2, 2008, the Company completed a private placement of its common stock with several institutional investors for gross proceeds of $1,650,000.  The transaction involved the sale of 1,586,539 shares of common stock at $1.04 per share, or the 5-day average closing price of the Company’s common stock on the trading days immediately preceding the closing date.  The Company also issued to the investors 793,273 warrants to buy our common stock at a price of $1.30 per share.  Pursuant to the transaction, the Company filed a registration statement for the shares issued as well as shares underlying the warrants on April 29, 2008.  Stillwater (as defined above) and Ginola Limited participated in the private placement.  Stillwater and Ginola Limited are beneficial owners of more than 5% of the Company’s common stock.  As a result of later transactions in 2008, the exercise price of the warrants was reduced from $1.30 to $1.13 per share.

As a result of the 2008 equity and debt transactions, the exercise price of all Series F warrants was ultimately reduced from $8.60 to $2.50 per share.

Director Independence

Board of Directors has determined that Messrs. Thomas Paulsen, Claude Charles, Jacob Goldman, Irwin Engelman, and Stephen Seay are each independent directors as of December 31, 2008.  Thomas Paulsen was not an independent director during the period January through May 2008 when he was acting Interim CEO and President.  As of June 1, 2008, Thomas Paulsen is an independent director.

The Board of Directors has established a compensation committee which is currently comprised of Thomas Paulsen, Jacob Goldman, and Stephen Seay each of whom is independent as of December 31, 2008.  Thomas Paulsen was not an independent director during the period January through May 2008 when he was acting Interim CEO and President.  As of June 1, 2008, Thomas Paulsen is an independent director.

The Board of Directors has established a corporate governance and nominating committee, which is comprised of Thomas Paulsen and Jacob Goldman, each of whom is independent as of December 31, 2008. Thomas Paulsen was not an independent director during the period January through May 2008 when he was acting Interim CEO and President.  As of June 1, 2008, Thomas Paulsen is an independent director.

The  Board  of  Directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Claude Charles, Irwin Engelman, and Stephen Seay. The members of the Audit Committee are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Eisner LLP has served as eMagin’s independent auditors for the years ended December 31, 2008 and 2007.  For the year ended December 31, 2008, the fees for audit services totaled approximately $361 thousand which included approximately $251 thousand associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q and approximately $110 thousand associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2007, the fees for audit services totaled approximately $342 thousand which included approximately $259 thousand associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $83 thousand associated with the Company’s statutory and regulatory filings.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2008 and 2007.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2008, 2007, and 2006.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 77 to 81 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2009.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2009, on behalf of the registrant and in the capacities Indicated.

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
Brig. Gen. Stephen Seay

eMAGIN CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Beginning Balance	Charged to Expenses	Amounts Written Off	Ending Balance
		(In thousands)

December 31, 2008	$(358)	$509	$10	$(857)
December 31, 2007	$(443)	$—	$85	$(358)
December 31, 2006	$(487)	$—	$44	$(443)

eMAGIN CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 99.2 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).
3.2	Amended Articles of Incorporation (incorporated by reference to exhibit A to the Registrant's Definitive Proxy Statement filed on June 13, 2003).
3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).
3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).
4.1	Form of Warrant dated as of April 25, 2003 (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2003).
4.2	Form of Series A Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).
4.3	Form of Series B Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 9, 2004).
4.4	Form of Series C Common Stock Purchase Warrant dated as of January 9, 2004 (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 9, 2004).
4.5	Form of Series D Warrant (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K filed on March 4, 2004).
4.6	Form of Series E Warrant (incorporated by reference to exhibit 4.2 to the Registrant's current report on Form 8-K filed on March 4, 2004).
4.7	Form of Series F Warrant (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 26, 2004).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.3 to the Registrant’s current report on Form 8-K filed October 21, 2005).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K filed on August 26, 2008).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 23, 2008).
10.1	2000 Stock Option Plan (incorporated by reference to Annex A to exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*
10.2	Form of Agreement for Stock Option Grant pursuant to 2003 Stock Option Plan (incorporated by reference to exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*
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

10.7
Amendment Number 2  to the Lease between International Business Machines Corporation and FED Corporation dated January 29,  001 (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended  December 31, 2000 filed on March 30, 2001).

10.8
Amendment Number 3 to Lease between International Business Machines Corporation and FED Corporation dated May 28, 2002 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.9
Amendment Number 4 to Lease between International Business Machines Corporation and FED Corporation dated December 14, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.10
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

10.12
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

10.14
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

10.17
Lease between  International  Business  Machines  Corporation  and FED Corporation  dated May 28,  1999,  as filed in the  Registrant's  Form 10-K/A for the year ended December 31, 2000 (incorporated by reference to the Form 10-K filed on March 30, 2001).

10.18
Amendment  Number  2  to  the  Lease  between  International  Business Machines  Corporation and FED  Corporation  dated January 29, 2001, as  filed in the Registrant's  Form 10-K/A for the year ended December 31, 2000 (incorporated by reference to the Form 10-K filed on March 30, 2001).

10.19
Secured Note Purchase  Agreement entered into as of November 27, 2001, by and among eMagin  Corporation and certain  investors named therein, as  filed  in the  Registrant's  Form  8-K  dated  December  18,  2001(incorporated by reference to Form *-K filed December 18, 2001).

10.20	2004 Non-Employee Compensation Plan, filed July 7, 2004, as filed in the Registrant’s Form S-8, incorporated herein by reference.*
10.21
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

10.23
Placement Agency Agreement dated as of October 21, 2004 by and among eMagin and W.R. Hambrecht & Co., LLC, filed October 26, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.24	Agreement, dated as of June 29, 2004, by and between eMagin and Larkspur Capital Corporation, filed October 26, 2004, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.25	Sublease Agreement dated as of July 14, 2005 by and between eMagin and Cap Gemini U.S., LLC, filed August 2, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.26	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*
10.27	Amended and Restated 2004 Non-Employee Compensation Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*
10.28	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*
10.29
Securities Purchase Agreement dated as of October 20, 2005, by and among eMagin and the purchasers listed on the signature pages thereto, filed October 31, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.30
Registration Rights Agreement dated as of October 20, 2005, by and among eMagin and the purchasers listed on the signature pages thereto, filed October 31, 2005, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.31	Employment Agreement effective as of January 1, 2006 by and between eMagin and Gary Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.32	Employment Agreement effective as of January 1, 2006 by and between eMagin and Susan Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.33	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Gary Jones.
10.34	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Susan Jones.
10.35
Form of Note Purchase Agreement dated July 21, 2006, by and among the Company and the investors named on the signature pages thereto 2006  (incorporated by reference to the Company’s  Form S-1A as filed November 12, 2008).

10.36	Form of 6% Senior Secured Convertible Note Due 2007-2008 of the Company dated July 21, 2006, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.37	Form of Common Stock Purchase Warrant of the Company dated July 21, 2006, filed July 25, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.38
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

10.41	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference. *
10.42
Executive Separation and Consulting Agreement dated as of January 11, 2007 by and between eMagin Corporation and Gary W. Jones, filed January 19, 2007, as filed in the Registrant's Form 8-K/A incorporated herein by reference.

10.43	Letter Agreement dated as of February 12, 2007 by and between eMagin Corporation and Dr. K.C. Park, filed February 16, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.44
Allonge to the 6% Senior Secured Convertible Notes Due 2007-2008 of eMagin Corporation dated as of March 9, 2007, filed March 13, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.45
First Amendment to Note Purchase Agreement as of March 28, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 incorporated herein by reference.

10.46
Note Purchase Agreement as of April 9, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.47	Amendment Agreement, dated as of July 23, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.48	Form of Amended and Restated 8% Senior Secured Convertible Note due 2008, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.49	Form of Amended and Restated Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.50	Form of Amendment No. 1 to Patent and Security Agreement, , filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.51	Form of Amendment No. 1 to Pledge and Security Agreement, filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.52	Form of Lockbox Agreement, filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.53	6% Senior Secured Convertible Note, dated April 9, 2007, by and between the Company and Stillwater LLC, incorporated by reference to the Company’s Form 8-K as filed on April 26, 2007.
10.54	Common Stock Purchase Warrant, dated April 9, 2007, by and between the Company and Stillwater LLC, incorporated by reference to the Company’s Form 8-K as filed on April 26, 2007.
10.55	Employment Agreement between the Company and Tatum, LLC, dated December 26, 2007, incorporated by reference to the Company’s Form 8-K as filed on January 3, 2008.
10.56	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K/A as filed on February 8, 2008.
10.57
Amendment No. 1 to Loan and Security Agreement, dated as of January 30, 2008, to the Loan and Security Agreement, dated August 7, 2007, incorporated by reference to the Company’s Form 8-K/A as filed February 8, 2008.

10.58	Warrant Issuance Agreement, dated January 30, 2008, incorporated by reference to the Company’s Form 8-K/A as filed February 8, 2008.
10.59	Form of Note Purchase Agreement dated July 21, 2006, by and between the Company and Stillwater LLC, (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).
10.60	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K, as filed on March 31, 2008.

10.61
Amendment No. 2 to Loan and Security Agreement, dated as of March 25, 2008 to the Loan and Security Agreement, dated August 7, 2007, as amended on January 30, 2008, incorporated by reference to the Company’s Form 8-K, as filed March 31, 2008.

10.62	Amendment No. 1 to Warrant Issuance Agreement, dated as of March 25, 2008, as amended on January 30, 2008, incorporated by reference to the Company’s Form 8-K, as filed March 31, 2008.
10.63	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K, as filed on April 4, 2008.
10.64
Securities Purchase Agreement, dated as of April 2, 2008, incorporated by reference to the Company’s Form 8-K, as filed April 4, 2008 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.65	Registration Rights Agreement, dated as of April 2, 2008, incorporated by reference to the Company’s Form 8-K, as filed April 4, 2008.
10.66	Agreement between the Company and Tatum, LLC, incorporated by reference to the Company’s Form 8-K, filed April 18, 2008
10.67	Employment Agreement effective as of June 1, 2008 by and between eMagin and Andrew Sculley, incorporated by reference to the Company’s Form 8-K/A as filed August 19, 2008.
10.68	Form of Amended and Restated Secured Revolving Loan Note (incorporated by reference to exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 26, 2008).
10.69
Amendment No. 3 to Loan and Security Agreement, dated as of August 20, 2008 to the Loan and Security Agreement, dated August 7, 2007, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.

10.70	Warrant Issuance Agreement No. 2, dated August 20, 2008, incorporated by reference to the Company’s Form 8-K as filed August 26, 2008.
10.71	Amended and restated Securities Issuance Agreement, dated as of August 20, 2008, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.
10.72	Amendment, dated August 20, 2008, to Registration Rights Agreement, dated as of August 7, 2007, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.
10.73	Loan and Security Agreement between Moriah Capital, L.P. and eMagin Corporation, dated as of August 7, 2007, (incorporated by reference to the Company’s Form S-1A as filed February 17, 2009).**
10.74	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.75	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.76	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.77	Amendment No. 2 to the Employment Agreement between eMagin Corporation and Susan Jones (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** The confidential portions of the exhibit has been omitted and filed separately with the Securities and Exchange Commission