Form 10-Q
period 2009-03-31
EMAGIN CORP
filed 2009-05-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐              Accelerated filer ☐             Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The number of shares of common stock outstanding as of April 30, 2009 was 16,192,135.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2009

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$2,329	$2,404
Investments – held to maturity	97	97
Accounts receivable, net	2,950	3,643
Inventory	2,214	2,374
Prepaid expenses and other current assets	1,233	796
Total current assets	8,823	9,314
Equipment, furniture and leasehold improvements, net	391	381
Intangible assets, net	46	47
Deferred financing costs, net	212	362
Total assets	$9,472	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$569	$1,026
Accrued compensation	631	837
Other accrued expenses	1,152	804
Advance payments	649	694
Deferred revenue	120	164
Debt	682	1,691
Other current liabilities	917	798
Total current liabilities	4,720	6,014

Commitments and contingencies

Redeemable common stock: 522,500 redeemable shares	429	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:	—	—
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 15,429,863 shares as of March 31, 2009 and 15,213,959 as of December 31, 2008, net of redeemable common stock	15	15
Additional paid-in capital	205,086	204,818
Accumulated deficit	(200,778)	(201,172)
Total shareholders’ equity	4,323	3,661
Total liabilities and shareholders’ equity	$9,472	$10,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue:
Product revenue	$4,356	$2,462
Contract revenue	788	203
Total revenue, net	5,144	2,665

Cost of goods sold:
Product revenue	2,257	2,181
Contract revenue	428	132
Total cost of goods sold	2,685	2,313
Gross profit	2,459	352

Operating expenses:
Research and development	362	674
Selling, general and administrative	1,529	1,807
Total operating expenses	1,891	2,481
Income (loss) from operations	568	(2,129)

Other income (expense):
Interest expense, net	(175)	(631)
Other income, net	1	86
Total other expense	(174)	(545)
Provision for income taxes	—	—
Net income (loss)	$394	$(2,674)

Income (loss) per share, basic	$0.02	$(0.21)
Income (loss) per share, diluted	$0.02	$(0.21)

Weighted average number of shares outstanding:
Basic	15,860,517	12,620,900
Diluted	23,899,255	12,620,900

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Issuance of common stock for services	—	—	216	—	115	—	115
Stock-based compensation	—	—	—	—	153	—	153
Net income	—	—	—	—	—	394	394
Balance, March 31, 2009	6	$—	15,430	$15	$205,086	$(200,778)	$4,323

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months Ended
	March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$394	$(2,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23	68
Amortization of deferred financing and waiver fees	150	448
Reduction of provision for sales returns and doubtful accounts	(114)	(47)
Stock-based compensation	153	356
Issuance of common stock for services	76	—
Amortization of discount on notes payable	—	25
Changes in operating assets and liabilities:
Accounts receivable	807	329
Inventory	160	(11)
Prepaid expenses and other current assets	(398)	426
Deferred revenue	(44)	(79)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(359))	830
Other current liabilities	119	(244)
Net cash provided by (used in) operating activities	967	(573)
Cash flows from investing activities:
Purchase of equipment	(33)	(231)
Net cash used in investing activities	(33)	(231)
Cash flows from financing activities:
Proceeds from line of credit	—	700
Payments related to deferred financing costs	—	(9)
Payments of debt	(1,009)	(256)
Net cash (used in) provided by financing activities	(1,009)	435
Net decrease in cash and cash equivalents	(75)	(369)
Cash and cash equivalents, beginning of period	2,404	713
Cash and cash equivalents, end of period	$2,329	$344

Cash paid for interest	$38	$158
Cash paid for taxes	$21	$10

Common stock issued for services charged to prepaid expenses	$39	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1:  Description of the Business and Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures, and markets OLED (organic light emitting diode) on silicon microdisplays, virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Revenue and Cost Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.  The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.  The Company defers revenue recognition on products sold directly to the consumer with a maximum thirty day right of return.  Revenue is recognized upon the expiration of the right of return.

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

Note 2:  Recently Issued Accounting Pronouncements

 In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock " ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption.  The adoption of EITF 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The Company believes the adoption of this Staff Position will not have a material impact on our condensed consolidated financial statements.

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

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the trade accounts receivable are past due, historical experience, the customer's current ability to pay its obligations, and the condition of the general economy and the industry as a whole.   The Company will record a specific reserve for individual accounts when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position.  If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.

Receivables consisted of the following (in thousands):

	March 31, 2009 (unaudited)	December 31, 2008
Accounts receivable	$3,692	$4,500
Less allowance for doubtful accounts	(742)	(857)
Net receivables	$2,950	$3,643

Note 4:  Net Income (Loss) per Common Share

In accordance with SFAS No. 128, net income (loss) per common share amounts ("basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluding any potential dilution.  Net income (loss) per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, convertible preferred stock and redeemable stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:

Net income (loss)	$394	$(2,674)

Denominator:

Weighted average shares outstanding for basic earning per share	15,860,517	12,620,900
Effective of dilutive shares:
Dilution from stock options and warrants	120,540	—
Redeemable stock	266,198	—
Convertible preferred stock	7,652,000	—
Dilutive potential common shares	8,038,738	—
Weighted –average shares outstanding for diluted earnings per share	23,899,255	12,620,900

For the three months ended March 31, 2009 and 2008, the Company has excluded options, warrants, convertible notes outstanding, and convertible preferred stock to acquire 20,427,204 and 10,359,106 shares of our common stock, respectively, since their effect would be anti-dilutive.

The Company excludes options and warrants with exercise prices that are greater than the average market price from the calculation of diluted EPS whose effect would be anti-dilutive.  For the three months ended March 31, 2009, the Company excluded 12,775,204 options and warrants from its diluted EPS calculation as their effect would be anti-dilutive.

The Company issued 522,500 shares of common stock which are redeemable.  As all of the 522,500 shares are “in the money”, 266,198 incremental shares are included as dilutive shares.

The convertible preferred stock is convertible at the option of the holders into common stock.  The convertible preferred stock does not pay interest or dividends.  The convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

Note 5:  Inventory

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
The components of inventories are as follows (in thousands):

	March 31, 2009 (unaudited)	December 31, 2008
Raw materials	$1,085	$1,109
Work in process	163	280
Finished goods	966	985
Total inventory	$2,214	$2,374

Note 6:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2009 (unaudited)	December 31, 2008
Vendor prepayments	$466	$180
Other prepaid expenses *	767	383
Other assets	—	233
Total prepaid expenses and other current assets	$1,233	$796
*No individual amounts greater than 5% of current assets.

Note 7:  Debt

Debt is as follows (in thousands):

	March 31, 2009 (unaudited)	December 31, 2008
Line of credit, net of deferred debt issuance costs	$632	$1,631
Other debt	50	60
Total debt, net	$682	$1,691

The total debt will mature on or before December 31, 2009.  In the three months ended March 31, 2009, approximately $150 thousand of deferred debt issuance costs were amortized to interest expense.  For the three months ended March 31, 2009, interest expense includes interest paid or accrued of $25 thousand on outstanding debt.

The Company renewed its loan agreement with Moriah Capital, L.P. in August 2008 and the maturity date on its line of credit is August 7, 2009.  As of March 31, 2009, the Company was in compliance with the financial covenants of the loan agreement.

Note 8:  Stock-based Compensation

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$24	$52
Research and development	58	82
Selling, general and administrative	71	222
Total stock compensation expense	$153	$356

At March 31, 2009, total unrecognized compensation costs related to stock options was approximately $0.5 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.2 years.

The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) consensus Issue 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,”  which requires using a fair value options pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest and services are rendered.

During the three month period ended March 31, 2009, there were no stock options granted to employees and directors.  During the three month period ended March 31, 2008, the Company granted 160,000 stock options to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

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

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  As of March 31, 2009, no options were granted from this plan.

A summary of the Company’s stock option activity for the three months ended March 31, 2009 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,615,673	$1.63
Options granted	—
Options exercised	—
Options forfeited	(290)	2.60
Options cancelled	—
Outstanding at March 31, 2009	1,615,383	$1.63	6.18	$2,640
Vested or expected to vest at March 31, 2009 (1)	1,569,799	$1.50	6.18	$2,376
Exercisable at March 31, 2009	1,159,546	$1.80	6.34	$—
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.97	759,553	7.14	$0.80	406,620	$0.79
$1.00 - $1.44	388,577	8.46	1.38	358,397	1.41
$2.60 - $2.70	430,053	2.74	2.61	362,059	2.61
$3.50 - $5.80	8,000	3.31	5.51	8,000	5.51
$6.60 - $22.50	29,200	2.32	10.91	24,500	10.90
	1,615,383	6.18	$1.63	1,159,546	$1.80

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 8,000 options in-the-money at March 31, 2009.   The Company’s closing stock price was $0.67 as of March 31, 2009. The Company issues new shares of common stock upon exercise of stock options.

Note 9:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

The Company has designated 10,000 shares of the Company’s preferred stock as Preferred Stock – Series B at a stated value of $1,000 per share.  The Preferred Stock – Series B is convertible into common stock at a conversion price of $0.75 per share.  The Preferred Stock – Series B does not pay interest.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. Each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.  As of March 31, 2009, there were 5,739 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three months ended March 31, 2009 and 2008, there were no stock options or warrants exercised.

For the three months ended March 31, 2009, the Company issued approximately 216,000 shares of common stock for payment of approximately $115 thousand for services rendered and to be rendered in the future.  For the three months ended March 31, 2008, the Company did not issue any shares of common stock for payment of services rendered or to be rendered in the future.  The Company recorded the fair value of the services rendered and to be rendered in the future in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2009.

Note 10:  Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

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

Effective January 1, 2009, the Company royalty payments are back to 100%.  The minimum royalty payment of $125 thousand was paid in January 2009.

Royalty expense was approximately $308 thousand and $168 thousand, respectively, for the three months ended March 31, 2009 and 2008.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases expiring through 2009.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for office space in Bellevue, Washington which will expire August 31, 2009.  The Company is currently reviewing potential office spaces for lease.  The Company is currently in negotiations to extend the lease on its space in Hopewell Junction, New York which expires May 31, 2009.  Rent expense was approximately $332 thousand for the three months ended March 31, 2009 and 2008.

Note 12:  Legal Proceedings

 A former employee (“Plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 (Case No. 07-CV-8827 (KMK).  The plaintiff sought unspecified compensatory damages, punitive damages and attorneys’ fees.   The Company and the plaintiff have settled this action in April 2009.  This settlement did not have a material effect on the Company’s results from operations.

Note 13:  Subsequent Events

On May 8, 2009 (the “Effective Date”), the Company and Paul Campbell entered in an Employment Agreement (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Campbell, who is currently serving as the Company’s interim Chief Financial Officer, will serve as the Company’s Chief Financial Officer, Senior Vice President and Treasurer.  The Employment Agreement terminates 36 months from the Effective Date.  Pursuant to the Employment Agreement, Mr. Campbell’s salary is $282,000 per annum.  The Company’s board may also award a bonus to Mr. Campbell.  Pursuant to the Employment Agreement, the Company shall issue Mr. Campbell options to purchase up to 340,000 shares of the Company’s common stock, which are exercisable at $1.09 per share, the market price on the date of grant.  The options vest as follows:  one third of the options vest as of the Effective Date, one third of the options vest on the first anniversary of the Employment Agreement and one third of the options vest on the second anniversary of the Employment Agreement.

In connection with the employment of Paul Campbell, the Company is entering into an agreement with Tatum LLC (“Tatum”).  Pursuant to the agreement with Tatum, the Company will pay Tatum a signing fee of $97,700 and shall pay Tatum $1,000 per month for as long as Mr. Campbell is employed by eMagin.  In addition, the Company will grant Tatum 60,000 options with the same vesting and exercise price as Mr. Campbell's and will pay Tatum 15% of any cash bonus that is paid to Mr. Campbell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

We hold a license from Eastman Kodak for use of their OLED related technology and we have developed a strong portfolio of our own patents, manufacturing know-how and technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology and intellectual property portfolio gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are the only company to demonstrate publicly and market full-color small molecule OLED-on-silicon microdisplays.

Company History

As of January 1, 2003, we were no longer classified as a development stage company. We transitioned to manufacturing our product and have significantly increased our marketing, sales, and research and development efforts, and expanded our operating infrastructure. Currently, most of our operating expenses are labor related and semi-fixed. If we are unable to generate significant revenues, our net losses in any given period could be greater than expected.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of March 31, 2009, the number of shares of common stock available for issuance was 300,000.  As of March 31, 2009, the plan had not been implemented.

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

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the three months ended March 31, 2009, there were 215,904 shares of common stock issued to consultants.  As of March 31, 2009, no options were granted from this plan.

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004),   Share-Based Payment  , (SFAS 123(R)). Under SFAS 123(R), the fair value of stock awards is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 9 to the condensed consolidated financial statements – Stock Compensation for a further discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenues

Revenues for the three months ended March 31, 2009 were approximately $5.1 million, as compared to approximately $2.7 million for the three months ended March 31, 2008, an increase of approximately 93%.  For the three months ended March 31, 2009, product revenue increased approximately $1.9 million or 77% as compared to the three months ended March 31, 2008.  The increase was due to higher customer demand for the Company’s OLED displays in the first quarter of 2009 as compared to the first quarter of 2008 when the Company experienced a shortage of displays for sale as a result of a temporary production issue. For the three months ended March 31, 2009, contract revenue increased approximately $0.6 million or 288% as compared to the first quarter of 2008.  The projects in the first quarter of 2009 were larger projects and in the middle of their project life as compared to the first quarter of 2008 where the projects were smaller and either in the beginning or completion stage resulting in lower revenues.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production of our products. Cost of goods sold for the three months ended March 31, 2009 was approximately $2.7 million as compared to approximately $2.3 million for the three months ended March 31, 2008, an increase of approximately $0.4 million.

Cost of goods sold as a percentage of revenues improved from 87% for the three months ended March 31, 2008 to 52% for the three months ended March 31, 2009. Cost of goods is comprised primarily of material and labor cost. The labor portion of cost of goods is mostly fixed. Increased display production output volume and improved manufacturing yield resulted in a lower cost of goods sold percentage.

 The gross profit was approximately $2.5 million for the three months ended March 31, 2009 as compared to approximately $0.4 million for the three months ended March 31, 2008.  The gross margin was 48% for the year ended March 31, 2009 as compared to the gross margin of 13% for the year ended March 31, 2008.  The gross margin improvement was attributed primarily to improved manufacturing yield and the increased volume of microdisplays produced.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three months ended March 31, 2009 were approximately $0.4 million as compared to $0.7 million for the three months ended March 31, 2008, a decrease of approximately $0.3 million.  The decrease was due to the streamlining of the research and development effort in the subsystems area which resulted in expense reductions and to the allocation of research and development expenses related to contracts to cost of goods sold.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2009 were approximately $1.5 million as compared to approximately $1.8 million for the three months ended March 31, 2008.  The decrease of approximately $0.3 for the three months ended March 31, 2009 was primarily related to a reduction of professional fees, personnel costs, and other cost reductions.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three months ended March 31, 2009, interest expense was approximately $175 thousand as compared to $631 thousand for the three months ended March 31, 2008.   For the three months ended March 31, 2009, the interest expense associated with debt was $25 thousand and the amortization of the deferred costs associated with the debt was $150 thousand.  The breakdown of the interest expense for the three month period in 2008 is as follows:  interest expense associated with debt of approximately $158 thousand; the amortization of the deferred costs and waiver fees associated with the debt of approximately $448 thousand; and the amortization of the debt discount associated with the debt of approximately $25 thousand.   The decrease in interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily a result of the Company carrying a lower balance on its line of credit, the repayment and conversion of its 8% Senior Secured Convertible Notes in December 2008, and lower deferred debt issuance costs.

Other income for the three months ended March 31, 2009 was approximately $1 thousand as compared to $86 thousand for the three months ended March 31, 2008.  The other income for the three months ended March 31, 2009 was interest income of approximately $1 thousand and the other income for the three months ended March 31, 2008 was interest income of approximately $2 thousand and $84 thousand was income from a gain on the license of intangible assets.  See Note 12:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $2.4 million of cash and investments as compared to $2.5 million as of December 31, 2008.  The change in cash and investments was primarily due to cash provided by operations of approximately $1.0 million offset by cash used for financing and investing activities of approximately $1.1 million.

Cash flow provided by operating activities during the three months ended March 31, 2009 was approximately $1.0 million, attributable to our net income of approximately $0.4 million, non-cash expenses of $0.3 million and approximately $0.3 million from the change in operating assets and liabilities.  Cash flow used in operating activities during the three months ended March 31, 2008 was approximately $0.6 million attributable to our net loss of $2.7 million offset by non-cash expenses of $0.9 million and working capital items of $1.2 million.

Cash used in investing activities during the three months ended March 31, 2009 and 2008 was approximately $33 thousand and $231 thousand, respectively, to purchase of equipment.

Cash used by financing activities during the three months ended March 31, 2009 was approximately $1.0 million to pay down the line of credit.  Cash provided by financing activities during the three months ended March 31, 2008 was approximately $0.4 million and was comprised of approximately $0.7 million from the line of credit and offset by payments on debt of $0.3 million.

As we have reported, our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  In addition, in August 2009, we will be obligated to repay any outstanding amounts on our line of credit if we are unable to renew or find a suitable alternative line of credit.  As of March 31, 2009, we have drawn approximately $632 thousand of the $3 million available on the line.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps discretionary capital spending.  If unanticipated events arise during the next twelve months and we require additional funding and we are unable to obtain sufficient funds we may further reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were two general categories of material weaknesses in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses (described below) in our internal control over financial reporting existed as of March 31, 2009, management has concluded that our internal control over financial reporting was not effective as of March 31, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of March 31, 2009 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the lack of controls or ineffectively designed controls other than information technology controls and (2) the failure in design and operating effectiveness of information technology controls over financial reporting,  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

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

(b)  Changes in Internal Controls.  During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 A former employee (“Plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 (Case No. 07-CV-8827 (KMK).  The plaintiff sought unspecified compensatory damages, punitive damages and attorneys’ fees.   The Company and the plaintiff have settled this action. This settlement did not and will not have a material effect on the Company's results of operations.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes from the risk factors during the three months ended March 31, 2009.

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
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2009.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer