Form 10-Q
period 2009-06-30
EMAGIN CORP
filed 2009-08-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of shares of common stock outstanding as of July 31, 2009 was 16,192,135.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2009

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,894	$2,404
Investments – held to maturity	97	97
Accounts receivable, net	2,919	3,643
Inventory	2,561	2,374
Prepaid expenses and other current assets	837	796
Total current assets	9,308	9,314
Equipment, furniture and leasehold improvements, net	819	381
Intangible assets, net	45	47
Deferred financing costs, net	61	362
Total assets	$10,233	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$468	$1,026
Accrued compensation	865	837
Other accrued expenses	688	804
Advance payments	266	694
Deferred revenue	132	164
Debt	232	1,691
Other current liabilities	955	798
Total current liabilities	3,606	6,014

Commitments and contingencies

Redeemable common stock: 522,500 redeemable shares	429	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:	—	—
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 15,669,635 shares as of June 30, 2009 and 15,213,959 as of December 31, 2008, net of redeemable common stock	16	15
Additional paid-in capital	205,621	204,818
Accumulated deficit	(199,439)	(201,172)
Total shareholders’ equity	6,198	3,661
Total liabilities and shareholders’ equity	$10,233	$10,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:

Product revenue	$4,944	$4,496	$9,300	$6,958
Contract revenue	908	1,123	1,696	1,326

Total revenue, net	5,852	5,619	10,996	8,284

Cost of goods sold:

Product revenue	1,565	2,437	3,822	4,618
Contract revenue	488	559	916	691

Total cost of goods sold	2,053	2,996	4,738	5,309

Gross profit	3,799	2,623	6,258	2,975

Operating expenses:

Research and development	392	634	754	1,308
Selling, general and administrative	1,941	1,697	3,470	3,504
Total operating expenses	2,333	2,331	4,224	4,812

Income (loss) from operations	1,466	292	2,034	(1,837)

Other income (expense):

Interest expense	(166)	(537)	(341)	(1,168)
Other income, net	39	123	40	209
Total other income (expense)	(127)	(414)	(301)	(959)

Net income (loss)	$1,339	$(122)	$1,733	$(2,796)

Income (loss) per share, basic	$0.08	$(0.01)	$0.11	$(0.21)
Income (loss) per share, diluted	$0.05	$(0.01)	$0.07	$(0.21)

Weighted average number of shares outstanding:

Basic	16,186,482	14,320,570	16,024,400	13,470,735
Diluted	24,606,945	14,320,570	24,326,249	13,470,735

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Issuance of common stock for services	—	—	456	1	258	—	259
Stock-based compensation	—	—	—	—	545	—	545
Net income	—	—	—	—	—	1,733	1,733
Balance, June 30, 2009	6	$—	15,670	$16	$205,621	$(199,439)	$6,198

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months Ended
	June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,733	$(2,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46	129
Amortization of deferred financing and waiver fees	301	821
(Reduction of) increase in provision for sales returns and doubtful accounts	(452)	146
Stock-based compensation	545	607
Amortization of common stock issued for services	126	88
Amortization of discount on notes payable	—	25

Changes in operating assets and liabilities:
Accounts receivable	1,175	(1,364)
Inventory	(186)	89
Prepaid expenses and other current assets	92	214
Deferred revenue	(32)	(99)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(1,074)	539
Other current liabilities	120	(424)
Net cash provided by (used in) operating activities	2,394	(2,025)
Cash flows from investing activities:
Purchase of equipment	(482)	(236)
Net cash used in investing activities	(482)	(236)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	1,580
Proceeds from debt	—	1,700
Payments related to deferred financing costs	—	(9)
Payments of debt and capital leases	(1,422)	(685)
Net cash (used in) provided by financing activities	(1,422)	2,586
Net increase in cash and cash equivalents	490	325
Cash and cash equivalents beginning of period	2,404	713
Cash and cash equivalents end of period	$2,894	$1,038

Cash paid for interest	$54	$314
Cash paid for taxes	$35	$21
Common stock issued for services charged to prepaid expenses	$133	$202

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Note 2:  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the requirements of the adoption of SFAS 168.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“SFAS 107-1 & APB 28-1”) which require disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The adoption of SFAS 107-1 & APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Receivables consisted of the following (in thousands):

	June 30, 2009 (unaudited)	December 31, 2008
Accounts receivable	$3,324	$4,500
Less allowance for doubtful accounts	(405)	(857)
Net receivables	$2,919	$3,643

Note 4:  Net Income (Loss) per Common Share

In accordance with SFAS No. 128, net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluding any potential dilution.  Net income (loss) per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, convertible preferred stock and redeemable stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:

Net income (loss)	$1,339	$(122)	$1,733	$(2,796)

Denominator:

Weighted average shares outstanding for basic earning per share	16,186,482	14,320,570	16,024,400	13,470,735
Effective of dilutive shares:
Dilution from stock options and warrants	736,812	—	560,246	—
Redeemable stock	31,651	—	89,603	—
Convertible preferred stock	7,652,000	—	7,652,000	—
Dilutive potential common shares	8,420,463	—	8,301,849	—
Weighted average shares outstanding for diluted earnings per share	24,606,945	14,320,570	24,326,249	13,470,735

For the three and six months ended June 30, 2009, there were stock options, warrants and convertible notes outstanding to acquire 12,352,344 and 13,225,037 shares, respectively, of the Company common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.  The Company also excluded 360,000 redeemable shares as their effect would be anti-dilutive.  The convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

For the six months ended June 30, 2008, there were stock options, warrants and convertible notes outstanding to acquire 19,838,984 of the Company’s common stock which were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

Note 5:  Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	June 30, 2009 (unaudited)	December 31, 2008
Raw materials	$962	$1,109
Work in process	322	280
Finished goods	1,277	985
Total inventory	$2,561	$2,374

Note 6:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):
	June 30, 2009 (unaudited)	December 31, 2008
Vendor prepayments	$196	$180
Other prepaid expenses *	503	383
Other assets	138	233
Total prepaid expenses and other current assets	$837	$796
*No individual amounts greater than 5% of current assets.

Note 7:  Debt

Debt, all of which is current, is as follows (in thousands):
	June 30,
	2009 (unaudited)	December 31, 2008

Line of credit	$232	$1,631
Other debt	—	60
Total debt	$232	$1,691

The Company’s line of credit with Moriah Capital, L.P. (“Moriah”) matured on August 7, 2009 and the Company repaid a total of approximately $232 thousand in principal and interest due on the line of credit.  The Company will not be renewing its loan agreement with Moriah.  See Note 14:  Subsequent Events for information regarding the Company’s line of credit.  As of June 30, 2009, the Company was in compliance with the financial covenants of the loan agreement.

In the three and six months ended June 30, 2009, approximately $151 thousand and $301 thousand, respectively, of deferred debt issuance costs were amortized to interest expense.  For the three and six months ended June 30, 2009, interest expense includes interest paid or accrued of approximately $15 thousand and $40 thousand, respectively, on outstanding debt.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$62	$23	$86	$75
Research and development	68	52	126	134
Selling, general and administrative	262	176	333	398
Total stock compensation expense	$392	$251	$545	$607

At June 30, 2009, total unrecognized non-cash compensation cost related to stock options was approximately $489 thousand, net of forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.5 years.

The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which requires using a fair value options pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest and services are rendered.  There were 60,000 options granted to consultants for the three and six months ended June 30, 2009.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 1.44% to 1.64%; expected volatility – 83.6% to 84.1%; and expected term – 3 years.

There were 807,241 options granted to employees and directors during the three and six months ended June 30, 2009 and 588,000 and 748,000 options granted to employees and directors during the three and six months ended June 30, 2008. The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended June 30,
	2009	2008

Dividend yield	0%	0%
Risk free interest rates	1.46 to 2.15%	2.46 to 3.28%
Expected volatility	79.4 to 87.0%	89.6 to 92.3%
Expected term (in years)	3.5 to 5	5

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

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares. As of June 30, 2009, 867,241 options were granted from this plan with a fair value of approximately $507 thousand and 455,676 shares were issued with a fair value of approximately $259 thousand. At June 30, 2009, there were 677,083 shares available for grant.

A summary of the Company’s stock option activity for the six months ended June 30, 2009 is presented in the following tables:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,615,673	$1.63
Options granted	867,241	0.97
Options exercised	—
Options forfeited	(71,598)	2.60
Options cancelled	—
Outstanding at June 30, 2009	2,411,316	$1.36	6.08	$327,027
Vested or expected to vest at June 30, 2009 (1)	2,342,242	$1.31	1.54	$253,125
Exercisable at June 30, 2009	1,720,569	$1.43	6.49	$253,125

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	1,226,793	6.81	$0.83	894,407	$0.81
$1.00 - $1.44	788,577	6.51	1.23	495,270	1.32
$2.60 - $2.70	358,746	3.00	2.62	298,392	2.61
$3.50 - $5.80	8,000	3.06	5.51	8,000	5.51
$6.60 - $22.50	29,200	2.07	10.91	24,500	10.90
	2,411,316	6.08	$1.36	1,720,569	$1.43

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 1,260,093 options in-the-money at June 30, 2009.   The Company’s closing stock price was $1.09 as of June 30, 2009. The Company issues new shares of common stock upon exercise of stock options.

Note 9:  Shareholders’ Equity

Preferred Stock

The Company has designated 10,000 shares of the Company’s preferred stock as Preferred Stock – Series B at a stated value of $1,000 per share.  The Preferred Stock – Series B is convertible into common stock at a conversion price of $0.75 per share.  The Preferred Stock – Series B does not pay interest.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. Each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.  As of June 30, 2009, there were 5,739 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three and six months ended June 30, 2009 and 2008, there were no stock options or warrants exercised.

For the three and six months ended June 30, 2009, the Company issued approximately 240,000 and 456,000 shares of common stock, respectively, for payment of approximately $144 thousand and $259 thousand, respectively, for services rendered and to be rendered in the future.  For the three and six months ended June 30, 2008, the Company issued approximately 182,000 shares of common stock for payment of approximately $202 thousand for services rendered and to be rendered in the future.  The Company recorded the fair value of the services rendered and to be rendered in the future in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009.

Note 10:  Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under the existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment is delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $170 thousand and $254 thousand for the three and six months ended June 30, 2008, respectively, as income from the license of intangible assets and included this amount as other income in the condensed consolidated statements of operations. Royalty expense (including amounts imputed – see above) was approximately $341 thousand and $509 thousand, respectively, for the three and six months ended June 30, 2008.

Effective January 1, 2009, the royalty payments are to be calculated at 100%.  The minimum annual royalty payment of $125 thousand was paid in January 2009.

In late 2008, the Company began evaluating the status of its manufacturing process and the use of the IP associated with its license agreement.  After this analysis and after making a few changes to its manufacturing process, the Company determined it was no longer using the IP covered under the license agreement.  The associated royalty liability has been reduced to royalties on inventory produced prior to the manufacturing process changes.  The Company is in discussions with the licensor regarding its position on the license agreement and the final outcome of these discussions is yet to be determined.  Until a final outcome is reached, the Company will continue to recognize the reduced royalty liability as stated above.  For the six months ended June 30, 2009, the Company estimated the range of the potential royalty is between $227 thousand and $660 thousand.  For the six months ended June 30, 2009, the Company recorded $227 thousand as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheet as the Company believes that no amount within the range of the potential royalty liability is a better estimate than any other amount.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  In May 2009, the Company renewed its lease with IBM until May 31, 2014 with the option of extending the lease for five years.  The Company’s present lease in Bellevue, Washington expires August 31, 2009.  The Company signed a lease agreement for 5,100 square feet of office space effective September 1, 2009 through August 31, 2014 which will reduce the Company’s monthly rent by approximately $30 thousand. Rent expense was approximately $342 thousand and $674 thousand, respectively, for the three and six months ended June 30, 2009 and $332 thousand and $664 thousand, respectively, for the three and six months ended June 30, 2008.

Note 12:  Legal Proceedings

A former employee (“Plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 (Case No. 07-CV-8827 (KMK).  The plaintiff sought unspecified compensatory damages, punitive damages and attorneys’ fees.   The Company and the plaintiff settled this action in April 2009.  This settlement did not have a material effect on the Company’s results of operations.

Note 13:  Employment Agreements

On May 8, 2009,  the Company signed a three year executive employment agreement with Paul Campbell to serve as the Company’s Chief Financial Officer, Senior Vice President and Treasurer.  Mr. Campbell has been serving as the Company’s interim Chief Financial Officer since April 15, 2008.  Pursuant to the employment agreement, Mr. Campbell is paid an annual salary of $282,000 and was granted options to purchase 340,000 shares of the Company’s common stock which are exercisable at $1.09 per share, the market price on the date of the grant.  The options vest as follows:  one third of the options vest immediately and one third will vest annually on the subsequent two anniversary dates.

If Mr. Campbell voluntarily terminates his employment with the Company, other than for Good Reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Campbell’s employment with or without cause.  If the Company terminates without cause, Mr. Campbell will be entitled to, at the Company’s sole discretion, either (i) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination, or (ii) a lump-sum payment of his salary for such 12 month period, based on his monthly rate of base salary at the date of such termination. Mr. Campbell shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the employment agreement, but not been paid. Any non-vested options will vest immediately.

In connection with the employment of Paul Campbell, the Company entered into an agreement with Tatum LLC (“Tatum”).  Pursuant to the agreement with Tatum, the Company paid Tatum a signing fee of $98,700 and shall pay Tatum $1,000 per month for as long as Mr. Campbell is employed by eMagin.  In addition, the Company granted Tatum 60,000 options with the same vesting and exercise price as Mr. Campbell's and will pay Tatum 15% of any cash bonus that is paid to Mr. Campbell.

Note 14:  Subsequent Events

In preparing the Company’s financial statements, the Company evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

The Company did not seek to renew its loan agreement with Moriah, which expired on August 7, 2009.  On August 7, 2009, the Company repaid a total of approximately $232 thousand in principal and interest due on the line of credit.  Moriah elected not to exercise its 2007 and 2008 put options as a result the put options expired on August 7, 2009.  As a result of the termination of the line of credit, Moriah’s security interest in the Company’s assets was terminated.

The Company is presently negotiating a new line of credit with a lending institution.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are stated at cost which approximates fair value due to the short-term nature of these instruments.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of June 30, 2009, the number of shares of common stock available for issuance was 300,000. As of  June 30, 2009, no shares have been issued from this plan.

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

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the three and six months ended June 30, 2009, there were 239,772 and 455,676 shares of common stock, respectively, issued to consultants. In addition, there were 867,241 options granted from the plan for the three and six months ended June 30, 2009.

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment, (SFAS 123(R)). Under SFAS 123(R), the fair value of stock awards is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 8 of the Condensed Consolidated Financial Statements – Stock Compensation for a further discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

SUBSEQUENT EVENTS

The Company did not seek to renew its loan agreement with Moriah which expired on August 7, 2009.  On August 7, 2009, the Company repaid a total of approximately $232 thousand in principal and interest due on the line of credit.  Moriah elected not to exercise its 2007 and 2008 put options as a result the put options expired on August 7, 2009.  As a result of the termination of the line of credit, Moriah’s security interest in the Company’s assets was terminated.

The Company is presently negotiating a new line of credit with a lending institution.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

Revenues

Revenues for the three and six months ended June 30, 2009 were approximately $5.9 million and $11.0 million, respectively, as compared to approximately $5.6 million and $8.3 million for the three and six months ended June 30, 2008, respectively, an increase of approximately 4% and 33%, respectively.  Higher revenue for the three and six month periods was due to increased customer demand and availability of finished displays as a result of increased production volume and improved yields.

For the three and six months ended June 30, 2009, product revenue increased approximately $0.5 million and $2.3 million, respectively, as compared to the three and six months ended June 30, 2008.  The increase was due to higher customer demand for the Company’s OLED displays in the first six months of 2009 as compared to the first six months of 2008. For the three months ended June 30, 2009, contract revenue decreased approximately $0.2 million as compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 increased approximately $0.4 million as compared to the six months ended June 30, 2008 as a result of fluctuations in contract activity.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and six months ended June 30, 2009 were approximately $2.1 million and $4.7 million as compared to approximately $3.0 million and $5.3 million for the three and six months ended June 30, 2008.  There was a decrease of approximately $0.9 million and $0.6 million for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

Cost of goods sold as a percentage of revenues improved from 53% for the three months ended June 30, 2008 to 35% for the three months ended June 30, 2009. Cost of goods sold as a percentage of revenues improved from 64% for the six months ended June 30, 2008 to 43% for the six months ended June 30, 2009. Cost of goods is comprised primarily of material and labor cost. The labor portion of cost of goods is mostly fixed. Improved manufacturing yield, increased production output, and lower royalty expense resulted in a lower cost of goods sold percentage.

The following table outlines product, contract and total gross profit and related gross margins for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Product revenue gross profit	$3,379	$2,058	$5,478	$2,340
Product revenue gross margin	68%	46%	59%	34%
Contract revenue gross profit	$420	$565	$780	$635
Contract revenue gross margin	46%	50%	46%	48%
Total gross profit	$3,799	$2,623	$6,258	$2,975
Total gross margin	65%	47%	57%	36%

The gross profit for the three and six months ended June 30, 2009 was approximately $3.8 million and $6.3 million as compared to approximately $2.6 million and $3.0 million for the three and six months ended June 30, 2008, an increase of $1.2 million and $3.3 million, respectively.  Gross margin was 65% for the three months ended June 30, 2009 up from 47% for the three months ended June 30, 2008.  Gross margin was 57% for the six months ended June 30, 2009 up from 36% for the six months ended June 30, 2008.  The increase was mainly attributed to the fuller utilization of our fixed production overhead due to improved yields, increased display production output, and a reduction in royalty expense.  See Note 11 of the Condensed Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty payments.

The product gross profit for the three and six months ended June 30, 2009 was approximately $3.4 million and $5.5 million as compared to approximately $2.1 million and $2.3 million for the three and six months ended June 30, 2008, an increase of $1.3 million and $3.1 million, respectively.  Product gross margin was 68% for the three months ended June 30, 2009 up from 46% for the three months ended June 30, 2008.  Product gross margin was 59% for the six months ended June 30, 2009 up from 34% for the six months ended June 30, 2008.  The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields, increased display production output, and a reduction in royalty expense. See Note 11 of the Condensed Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty payments.

The contract gross profit for the three and six months ended June 30, 2009 was approximately $0.4 million and $0.8 million as compared to approximately $0.6 million for the three and six months ended June 30, 2008, a decrease of $0.1 million and an increase of $0.1 million, respectively.  Contract gross margin was 46% for the three months ended June 30, 2009 down from 50% for the three months ended June 30, 2008.  Contract gross margin was 46% for the six months ended June 30, 2009 down from 48% for the six months ended June 30, 2008.  The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with the external third party costs having a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and six months ended June 30, 2009 were approximately $0.4 million and $0.8 million, respectively, as compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2008, a decrease of approximately $0.2 million and $0.5 million, respectively.  The decrease was due to the allocation of research and development resources and expenses related to contracts to cost of goods sold and a streamlining of the research and development effort in the subsystems area which resulted in expense reductions.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries, fees for professional services including legal fees, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2009 were approximately $2.0 million and $3.5 million, respectively, as compared to approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2008, an increase of $0.3 million for the three months and no change for the six months.  The increase of $0.3 million for the three months ended June 30, 2009 is primarily related to an increase of personnel costs partially offset by a reduction in professional services.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three and six months ended June 30, 2009, interest expense was approximately $166 thousand and $341 thousand, respectively,  as compared to $537 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2008.   For the three and six months ended June 30, 2009, the interest expense associated with debt was $15 thousand and $40, respectively, and the amortization of the deferred costs associated with the debt was $151 thousand and $301 thousand, respectively.  The breakdown of the interest expense for the three and six month period in 2008 is as follows:  interest expense associated with debt of approximately $164 thousand and $323 thousand, respectively; the amortization of the deferred costs and waiver fees associated with the debt of approximately $373 thousand and $821 thousand, respectively; and the amortization of the debt discount associated with the debt of approximately $0 and 25 thousand, respectively.   The decrease in interest expense for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily a result of the Company carrying a lower balance on its line of credit, the repayment and conversion of its 8% Senior Secured Convertible Notes in December 2008, and lower deferred debt issuance costs.

Other income for the three and six months ended June 30, 2009 was approximately $39 thousand and $40 thousand, respectively, as compared to $123 thousand and $209 thousand, respectively, for the three and six months ended June 30, 2008.  The other income for the three and six months ended June 30, 2009 was interest income of approximately $1 thousand and $2 thousand, respectively, and $38 thousand for a settlement of a liability and the other income for the three and six months ended June 30, 2008 was interest income of approximately $2 thousand and $4 thousand, respectively, and $121 thousand and $205, respectively, was income from a gain on the license of intangible assets.  See Note 11:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $2.9 million of cash and investments as compared to $2.4 million as of December 31, 2008.  The change in cash and investments was primarily due to cash provided by operations of approximately $2.4 million offset by cash used for financing and investing activities of approximately $1.9 million.

Cash flow provided by operating activities during the six months ended June 30, 2009 was approximately $2.4 million, attributable to our net income of approximately $1.7 million, non-cash expenses of $0.6 million and approximately $0.2 million from the change in operating assets and liabilities. Cash flow used in operating activities during the six months ended June 30, 2008 was approximately $2.0 million primarily attributable to our net loss of $2.8 million and an increase in accounts receivable of $1.4 million offset by non-cash expenses of $1.8 million.

Cash used in investing activities during the six months ended June 30, 2009 and 2008 was approximately $482 thousand and $236 thousand, respectively, used for equipment purchases.

Cash used in financing activities during the six months ended June 30, 2009 was approximately $1.4 million to pay down the line of credit.  Cash provided by financing activities during the six months ended June 30, 2008 was approximately $2.6 million and was comprised of approximately $1.6 million from the sale of common stock, $1.7 million from the line of credit, and offset by payments on debt of $0.7 million.

As we have reported, our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps for discretionary capital spending.  If unanticipated events arise during the next twelve months, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may further reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were two general categories of material weaknesses (described below) in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2009, management has concluded that our internal control over financial reporting was not effective as of June 30, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of June 30, 2009 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the lack of controls or ineffectively designed controls other than information technology controls and (2) the failure in design and operating effectiveness of information technology controls over financial reporting,  Management and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.  We are taking appropriate and reasonable steps to make the necessary improvements to remediate deficiencies.

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

(b)
Changes in Internal Controls.  During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

A former employee (“Plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 (Case No. 07-CV-8827 (KMK).  The plaintiff sought unspecified compensatory damages, punitive damages and attorneys’ fees.   The Company and the plaintiff have settled this action.  This settlement did not and will not have a material effect on the Company’s results of operations.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes from the risk factors during the three and six months ended June 30, 2009.

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

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2009.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer