Form 10-Q
period 2009-09-30
EMAGIN CORP
filed 2009-11-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-15751

eMAGIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-1764501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3006 Northup Way, Suite 103, Bellevue, Washington 98004
(Address of principal executive offices)

(425) 284-5200
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

The number of shares of common stock outstanding as of October 31, 2009 was 16,961,902.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2009

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,709	$2,404
Investments – held to maturity	97	97
Accounts receivable, net	4,111	3,643
Inventory	2,065	2,374
Prepaid expenses and other current assets	885	796
Total current assets	10,867	9,314
Equipment, furniture and leasehold improvements, net	811	381
Intangible assets, net	44	47
Other assets	92	—
Deferred financing costs, net	—	362
Total assets	$11,814	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$728	$1,026
Accrued compensation	807	837
Other accrued expenses	985	804
Advance payments	116	694
Deferred revenue	220	164
Debt	—	1,691
Other current liabilities	715	798
Total current liabilities	3,571	6,014

Commitments and contingencies

Redeemable common stock: 522,500 redeemable shares as of December 31, 2008	—	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:	—	—
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued and outstanding at September 30, 2009 and December 31, 2008.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 16,961,902 shares as of September 30, 2009 and 15,213,959 as of
December 31, 2008, net of redeemable common stock	17	15
Additional paid-in capital	206,475	204,818
Accumulated deficit	(198,249)	(201,172)
Total shareholders’ equity	8,243	3,661
Total liabilities and shareholders’ equity	$11,814	$10,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:

Product	$5,260	$4,181	$14,560	$11,139
Contract	847	1,004	2,543	2,330

Total revenue, net	6,107	5,185	17,103	13,469

Cost of goods sold:

Product	1,996	2,412	5,817	7,030
Contract	611	389	1,528	1,080

Total cost of goods sold	2,607	2,801	7,345	8,110

Gross profit	3,500	2,384	9,758	5,359

Operating expenses:

Research and development	463	306	1,376	1,614
Selling, general and administrative	1,772	1,293	5,083	4,797
Total operating expenses	2,235	1,599	6,459	6,411

Income (loss) from operations	1,265	785	3,299	(1,052)

Other income (expense):

Interest expense	(76)	(508)	(417)	(1,677)
Other income, net	1	84	41	294
Total other income (expense)	(75)	(424)	(376)	(1,383)

Net income (loss)	$1,190	$361	$2,923	$(2,435)

Income (loss) per share, basic	$0.07	$0.02	$0.18	$(0.18)
Income (loss) per share, diluted	$0.04	$0.02	$0.12	$(0.18)

Weighted average number of shares outstanding:

Basic	16,513,101	14,617,235	16,133,646	13,854,860
Diluted	26,592,267	23,430,416	24,471,486	13,854,860

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Issuance of common stock for services	—	—	499	—	304	—	304
Expiration of put options	—	—	522	1	428	—	429
Exercise of common stock warrants	—	—	727	1	(1)	—	—
Stock-based compensation	—	—	—	—	926	—	926
Net income	—	—	—	—	—	2,923	2,923
Balance, September 30, 2009 (unaudited)	6	$—	16,962	$17	$206,475	$(198,249)	$8,243

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,923	$(2,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65	183
Amortization of deferred financing and waiver fees	362	1,152
(Reduction of) increase in provision for sales returns and doubtful accounts	(423)	241
Stock-based compensation	926	845
Amortization of common stock issued for services	178	88
Amortization of discount on notes payable	—	25

Changes in operating assets and liabilities:
Accounts receivable	(45)	(1,860)
Inventory	309	(163)
Prepaid expenses and other current assets	(54)	254
Deferred revenue	56	(54)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(725)	94
Other current liabilities	(121)	(277)
Net cash provided by (used in) operating activities	3,451	(1,908)
Cash flows from investing activities:
Purchase of equipment	(492)	(236)
Net cash used in investing activities	(492)	(236)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	1,580
Proceeds from debt	—	1,934
Payments related to deferred financing costs	—	(117)
Payments of debt and capital leases	(1,654)	(694)
Net cash (used in) provided by financing activities	(1,654)	2,703
Net increase in cash and cash equivalents	1,305	559
Cash and cash equivalents beginning of period	2,404	713
Cash and cash equivalents end of period	$3,709	$1,272

Cash paid for interest	$67	$524
Cash paid for taxes	$46	$31
Common stock issued for services charged to prepaid expenses	$126	$202

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain operating expense amounts have been reclassified from Selling, General, and Administrative to Research and Development in order to conform with prior year’s presentation.

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

Note 2:  Recently Issued Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) except for additional authoritative rules and interpretive releases issued by the SEC. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc.  Authoritative standards included in the Codification are designated by their ASC topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number.  Beginning with the interim report for this third quarter, the Company adopted the Codification and it had no effect on its financial position, results of operations, or cash flows.

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

Receivables consisted of the following (in thousands):

	September 30, 2009 (unaudited)	December 31, 2008
Accounts receivable	$4,545	$4,500
Less allowance for doubtful accounts	(434)	(857)
Net receivables	$4,111	$3,643

Note 4:  Net Income (Loss) per Common Share

The net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluding any potential dilution.  Net income (loss) per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, convertible preferred stock and redeemable stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:

Net income (loss)	$1,190	$361	$2,923	$(2,435)
Adjustment for interest expense on convertible notes, net of taxes	—	121	—	—
	$1,190	$482	$2,923	$(2,435)

Denominator:

Weighted average shares outstanding for basic earnings per share	16,513,101	14,617,235	16,133,646	13,854,860
Effective of dilutive shares:
Dilution from stock options and warrants	2,427,166	365,216	685,840	—
Redeemable stock	—	117,277	—	—
Convertible notes	—	8,330,688	—	—
Convertible preferred stock	7,652,000	—	7,652,000	—
Dilutive potential common shares	10,079,166	8,813,181	8,337,840	—
Weighted average shares outstanding for diluted earnings per share	26,592,267	23,430,416	24,471,486	13,854,860

For the three and nine months ended September 30, 2009, there were stock options and warrants outstanding to acquire 3,498,592 and 10,226,638 shares, respectively, of the Company common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.   The convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

For the three and nine months ended September 30, 2008, there were stock options, warrants and convertible notes outstanding to acquire 10,901,343 and  20,376,584 shares, respectively, of the Company’s common stock which were excluded from the computation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, the Company also excluded 360,000 and 522,500 redeemable shares, respectively as their effect would be anti-dilutive.  The convertible notes are included in the calculation of diluted earnings per share as all shares are assumed converted.

Note 5:  Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method.  The Company reviews the value of its inventory and reduces the inventory value to its net realizable value based upon current market prices and contracts for future sales. The components of inventories are as follows (in thousands):

	September 30, 2009 (unaudited)	December 31, 2008
Raw materials	$824	$1,109
Work in process	324	280
Finished goods	917	985
Total inventory	$2,065	$2,374

Note 6:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):
	September 30, 2009 (unaudited)	December 31, 2008
Vendor prepayments	$418	$180
Other prepaid expenses *	467	383
Other assets	—	233
Total prepaid expenses and other current assets	$885	$796
*No individual amounts greater than 5% of current assets.

Note 7:  Debt

Debt, all of which is current, is as follows (in thousands):
	September 30,
	2009 (unaudited)	December 31, 2008

Line of credit	$—	$1,631
Other debt	—	60
Total debt	$—	$1,691

The Company’s line of credit with Moriah Capital, L.P. (“Moriah”) matured on August 7, 2009 and the Company repaid a total of approximately $232 thousand in principal due on the line of credit.  The Company did not renew its loan agreement with Moriah.

The Company entered into an agreement effective as of September 1, 2009 (the “Agreement”), with Access Business Finance, LLC (“Access”) pursuant to which it may borrow an amount not to exceed $3,000,000.  The Agreement provides that from time to time the Company may request advances in an amount equal to the lesser of (i) Borrowing Base less the Availability Reserves and (ii) the Maximum Amount as defined in the Agreement.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25%.  The term of the Agreement is for one year and will automatically renew for successive one year terms unless, at least 60 days’ prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The Company’s obligations under the Agreement are secured by its assets.   As of September 30, 2009, the Company had not borrowed on its line of credit.  The Company paid $25,000 in annual loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of September 30, 2009, $2,000 had been amortized to interest expense.

In the three and nine months ended September 30, 2009, approximately $61 thousand and $362 thousand, respectively, of deferred debt issuance costs were amortized to interest expense.  For the three and nine months ended September 30, 2009, interest expense includes interest paid or accrued of approximately $15 thousand and $55 thousand, respectively, on outstanding debt.

Note 8:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.   Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the expense categories for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$25	$31	$111	$106
Research and development	39	58	165	192
Selling, general and administrative	317	149	650	547
Total stock compensation expense	$381	$238	$926	$845

At September 30, 2009, total unrecognized non-cash compensation cost related to stock options was approximately $415 thousand, net of forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.2 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.  For the nine months ended September 30, 2009, there were 60,000 options granted to consultants.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 1.44% to 1.64%; expected volatility – 71.4% to 84.1%; and expected term – 3 years.

There were 411,600 and 1,278,841 options granted to employees and directors during the three and nine months ended September 30, 2009 and 171,000 and 919,253 options granted to employees and directors during the three and nine months ended September 30, 2008. The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended September 30,
	2009	2008

Dividend yield	0%	0%
Risk free interest rates	2.02 to 2.51%	2.46 to 3.37%
Expected volatility	80.3 to 86.4%	88.4 to 92.3%
Expected term (in years)	4.0 to 5.5	5

The Company has not declared or paid any dividends and do not currently expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares. As of September 30, 2009, 1,278,841 options were granted from this plan with a fair value of approximately $814 thousand and 498,533 shares were issued with a fair value of approximately $304 thousand. At September 30, 2009, there were 222,626 shares available for grant.

A summary of the Company’s stock option activity for the nine months ended September 30, 2009 is presented in the following tables:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,615,673	$1.63
Options granted	1,278,841	1.03
Options exercised	—
Options forfeited	(71,598)	2.60
Options cancelled	—
Outstanding at September 30, 2009	2,822,916	$1.33	6.37	$1,549,944
Vested or expected to vest at September 30, 2009 (1)	2,740,781	$1.29	6.37	$1,068,090
Exercisable at September 30, 2009	2,001,564	$1.39	6.71	$1,068,090

The Company’s stock option activity for the nine months ended September 30, 2009 (continued):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	1,226,793	6.56	$0.83	895,127	$0.81
$1.00 - $1.44	1,200,177	7.40	1.20	773,390	1.24
$2.60 - $2.70	358,746	2.75	2.62	298,847	2.61
$3.50 - $22.50	37,200	2.03	9.75	34,200	9.54
	2,822,916	6.37	$1.33	2,001,564	$1.39

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 2,417,970 options in-the-money at September 30, 2009.   The Company’s closing stock price was $1.65 as of September 30, 2009. The Company issues new shares of common stock upon exercise of stock options.

Note 9:  Shareholders’ Equity

Preferred Stock

The Company has designated 10,000 shares of the Company’s preferred stock as Preferred Stock – Series B at a stated value of $1,000 per share.  The Preferred Stock – Series B is convertible into common stock at a conversion price of $0.75 per share.  The Preferred Stock – Series B does not pay interest.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. Each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.  As of September 30, 2009, there were 5,739 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three and nine months ended September 30, 2009 and 2008, there were no stock options exercised.  For the three and nine months ended September 30, 2009, there were 2.9 million warrants exercised on a cashless basis resulting in 727 thousand shares of common stock issued. No warrants were exercised for the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, the Company issued 42,857 and 498,533 shares of common stock, respectively, for payment of approximately $45 thousand and $304 thousand, respectively, for services rendered and to be rendered in the future.  For the three and nine months ended September 30, 2008, the Company issued 629,400 and 811,400 shares of common stock, respectively, for payment of approximately $441 thousand and $643 thousand, respectively, for services rendered and to be rendered in the future.  The Company recorded the fair value of the services rendered and to be rendered in the future in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

At December 31, 2008, the 522,500 shares underlying the 2007 and 2008 put options (“put options”) granted to Moriah were presented on the balance sheet as redeemable common stock in the amount of $429,000 which represented the amount for which the shares may be redeemed at the option of Moriah.   On August 7, 2009, the put options expired when Moriah elected not to exercise its put options.  At September 30, 2009, the 522,500 shares were classified as permanent equity on the balance sheet.

Note 10:  Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that the change occurs.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.

The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as general and administrative expense.

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

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin has assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under the existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment was delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $142 thousand and $396 thousand for the three and nine months ended September 30, 2008, respectively, as income from the license of intangible assets and included this amount as other income in the condensed consolidated statements of operations. Royalty expense (including amounts imputed – see above) was approximately $284 thousand and $792 thousand, respectively, for the three and nine months ended September 30, 2008.

Effective January 1, 2009, the royalty payments are to be calculated at 100%.  The minimum annual royalty payment of $125 thousand was paid in January 2009.

In late 2008, the Company began evaluating the status of its manufacturing process and the use of the IP associated with its license agreement.  After this analysis and after making a few changes to its manufacturing process, the Company determined it was no longer using the IP covered under the license agreement.  As such, future royalty payments will be limited to the minimum royalty payment amount of $125,000 plus any residual royalties on sales of product produced prior to the manufacturing process change if such amount exceeds the minimum royalty payment. The associated royalty liability has been reduced to royalties on inventory produced prior to the manufacturing process changes.  The Company is in discussions with the licensor regarding its position on the license agreement and the final outcome of these discussions is yet to be determined. As of September 30, 2009, the Company’s believes that the total royalty owed is $250 thousand which is based on applying the royalty formula to only the sold displays produced prior to the manufacturing process changes.  Until a final outcome is reached, the Company will continue to recognize the reduced royalty liability as stated above.  For the nine months ended September 30, 2009, the Company estimated that the royalty would be approximately $1.0 million if the Company applied the royalty formula to all sold displays produced without consideration of the change in the manufacturing process.   For the nine months ended September 30, 2009, the Company recorded $250 thousand as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheet as the Company believes that is the amount due under the agreement.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.  In May 2009, the Company renewed its lease with IBM until May 31, 2014 with the option of extending the lease for five years.  The Company’s prior lease in Bellevue, Washington expired August 31, 2009.  The Company signed a lease agreement for 5,100 square feet of office space effective September 1, 2009 through August 31, 2014 which will reduce the Company’s monthly rent by approximately $26 thousand. Rent expense was approximately $336 thousand and $1.1 million, respectively, for the three and nine months ended September 30, 2009 and $332 thousand and $996 thousand, respectively, for the three and nine months ended September 30, 2008.

Note 12:  Subsequent Events

In preparing the Company’s financial statements, the Company evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of September 30, 2009, the number of shares of common stock available for issuance was 300,000. As of September 30, 2009, no shares have been issued from this plan.

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

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the three and nine months ended September 30, 2009, there were 42,857 and 498,533 shares of common stock, respectively, issued to consultants. In addition, there were 411,600 and 1,278,841 options granted from the plan for the three and nine months ended September 30, 2009.

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors by estimating the fair value of stock awards at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 8 of the Condensed Consolidated Financial Statements – Stock Compensation for a further discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues

Revenues for the three and nine months ended September 30, 2009 were approximately $6.1 million and $17.1 million, respectively, as compared to approximately $5.2 million and $13.5 million for the three and nine months ended September 30, 2008, respectively, an increase of approximately 18% and 27%, respectively.  Higher revenue for the three and nine month periods was due to increased customer demand and product availability.

For the three and nine months ended September 30, 2009, product revenue increased approximately $1.1 million and $3.4 million, respectively, as compared to the three and nine months ended September 30, 2008.  The increase was due to higher customer demand and increased product availability for our OLED displays in the first nine months of 2009 as compared to the first nine months of 2008. For the three months ended September 30, 2009, contract revenue decreased approximately $0.2 million as compared to the three months ended September 30, 2008 and for the nine months ended September 30, 2009 increased approximately $0.2 million as compared to the nine months ended September 30, 2008.  The change in revenue is a result of fluctuations in contract activity.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the three and nine months ended September 30, 2009 were approximately $2.6 million and $7.3 million as compared to approximately $2.8 million and $8.1 million for the three and nine months ended September 30, 2008, a decrease of approximately $0.2 million and $0.8 million, respectively.  Cost of goods sold as a percentage of revenues improved from 54% for the three months ended September 30, 2008 to 43% for the three months ended September 30, 2009. Cost of goods sold as a percentage of revenues improved from 60% for the nine months ended September 30, 2008 to 43% for the nine months ended September 30, 2009. Cost of goods is comprised primarily of material and labor cost. The labor portion of cost of goods is mostly fixed. Improved manufacturing yield, lower royalty expense and lower warranty expense resulted in a lower cost of goods sold percentage.

The following table outlines product, contract and total gross profit and related gross margins for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Product revenue gross profit	$3,264	$1,769	$8,743	$4,109
Product revenue gross margin	62%	42%	60%	37%
Contract revenue gross profit	$236	$615	$1,015	$1,250
Contract revenue gross margin	28%	61%	40%	54%
Total gross profit	$3,500	$2,384	$9,758	$5,359
Total gross margin	57%	46%	57%	40%

The gross profit for the three and nine months ended September 30, 2009 was approximately $3.5 million and $9.8 million as compared to approximately $2.4 million and $5.4 million for the three and nine months ended September 30, 2008, an increase of $1.1 million and $4.4 million, respectively.  Gross margin was 57% for the three months ended September 30, 2009 up from 46% for the three months ended September 30, 2008.  Gross margin was 57% for the nine months ended September 30, 2009 up from 40% for the nine months ended September 30, 2008.  The increase was mainly attributed to the fuller utilization of our fixed production overhead due to improved yields and a reduction in royalty and warranty expenses.  See Note 11 of the Condensed Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty payments.

The product gross profit for the three and nine months ended September 30, 2009 was approximately $3.3 million and $8.7 million as compared to approximately $1.8 million and $4.1 million for the three and nine months ended September 30, 2008, an increase of $1.5 million and $4.6 million, respectively.  Product gross margin was 62% for the three months ended September 30, 2009 up from 42% for the three months ended September 30, 2008.  Product gross margin was 60% for the nine months ended September 30, 2009 up from 37% for the nine months ended September 30, 2008.  The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields and a reduction in royalty and warranty expenses. See Note 11 of the Condensed Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty payments.

The contract gross profit for the three and nine months ended September 30, 2009 was approximately $0.2 million and $1.0 million as compared to approximately $0.6 million and $1.3 million for the three and nine months ended September 30, 2008, a decrease of $0.4 million and $0.3 million, respectively.  Contract gross margin was 28% for the three months ended September 30, 2009 down from 61% for the three months ended September 30, 2008.  Contract gross margin was 40% for the nine months ended September 30, 2009 down from 54% for the nine months ended September 30, 2008.  The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and nine months ended September 30, 2009 were approximately $0.5 million and $1.4 million, respectively, as compared to $0.3 million and $1.6 million for the three and nine months ended September 30, 2008, an increase of approximately $0.2 million and a decrease of approximately $0.2 million, respectively.  The increase of $0.2 million was primarily due to the lower allocation of research and development resources and expenses related to contracts to cost of goods sold offset by the reduction in expense due to the streamlining of the research and development effort in the subsystems area.  The decrease of $0.2 million was primarily related to the reduction in expense due to the streamlining of the research and development effort in the subsystems area.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries, fees for professional services including legal fees, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2009 were approximately $1.8 million and $5.1 million, respectively, as compared to approximately $1.3 million and $4.8 million for the three and nine months ended September 30, 2008, an increase of approximately $0.5 million and $0.3 million, respectively.  The increase of $0.5 million for the three months is primarily related to an increase of personnel costs, non-cash compensation, and professional services.  The increase of $0.3 million for the nine months is primarily related to an increase in personnel costs, non-cash compensation, and tradeshow costs, offset by a decrease in reserve for allowance for bad debts.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three and nine months ended September 30, 2009, interest expense was approximately $76 thousand and $417 thousand, respectively, as compared to $508 thousand and $1.7 million, respectively, for the three and nine months ended September 30, 2008.   For the three and nine months ended September 30, 2009, the interest expense associated with debt was $7 thousand and $48, respectively, loan fees associated with the new line of credit was $7 thousand, and the amortization of the deferred costs associated with the debt was $62 thousand and $362 thousand, respectively.  The breakdown of the interest expense for the three and nine month period in 2008 was as follows:  interest expense associated with debt of approximately $177 thousand and $501 thousand, respectively; the amortization of the deferred costs and waiver fees associated with the debt of approximately $331 thousand and $1.2 million, respectively; and the amortization of the debt discount associated with the debt of approximately $0 and $25 thousand, respectively.   The decrease in interest expense for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was primarily a result of carrying a lower balance on our line of credit, the repayment and conversion of the 8% Senior Secured Convertible Notes in December 2008, and lower deferred debt issuance costs.

Other income for the three and nine months ended September 30, 2009 was approximately $1 thousand and $41 thousand, respectively, as compared to $84 thousand and $294 thousand, respectively, for the three and nine months ended September 30, 2008.  The other income for the three and nine months ended September 30, 2009 was interest income of approximately $1 thousand and $3 thousand, respectively, and for a settlement of a liability, $0 and $38 thousand, respectively. Other income for the three and nine months ended September 30, 2008 was interest income of approximately $2 thousand and $6 thousand, respectively; $142 thousand and $396 thousand, respectively, was income from a gain on the license of intangible assets; $0 and $18 thousand, respectively, of income from equipment salvage; and is offset by approximately $60 thousand and $126 thousand, respectively, of expense from registration payment arrangements.    See Note 11:  Commitments and Contingencies – Royalty Payments for additional information.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $3.7 million of cash and cash equivalents as compared to $2.4 million as of December 31, 2008.  The change in cash and investments was primarily due to cash provided by operations of approximately $3.5 million offset by cash used for financing and investing activities of approximately $2.2 million.

Cash flow provided by operating activities during the nine months ended September 30, 2009 was approximately $3.5 million, attributable to our net income of approximately $2.9 million, non-cash expenses of $1.1 million offset by approximately $0.6 million from the change in operating assets and liabilities. Cash flow used in operating activities during the nine months ended September 30, 2008 was approximately $1.9 million primarily attributable to our net loss of $2.4 million and an increase in accounts receivable of $1.9 million offset by non-cash expenses of $2.5 million.

Cash used in investing activities during the nine months ended September 30, 2009 and 2008 was approximately $492 thousand and $236 thousand, respectively, used for equipment purchases.

Cash used in financing activities during the nine months ended September 30, 2009 was approximately $1.7 million to pay down the line of credit.  Cash provided by financing activities during the nine months ended September 30, 2008 was approximately $2.7 million and was comprised of approximately $1.6 million from the sale of common stock, $1.8 million from the line of credit, and offset by payments on debt of $0.7 million.

As we have reported, our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We anticipate that our cash needs to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps for discretionary capital spending.  If unanticipated events arise during the next twelve months, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may further reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

 Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were two general categories of material weaknesses (described below) in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2009, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we have identified in our Form 10-K for the year ended December 31, 2008 include:

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

There has been an ongoing focus on the remediation activities to address the material weakness in disclosure and financial reporting controls.  We have formalized and documented our review process, have better defined policies and procedures, and established additional controls where necessary.   During our third quarter, we tested our controls that were in place through June 30, 2009 and we had made significant improvement with fewer deficiencies. As part of the assessment, we are and will continue to conduct testing and evaluation of the controls implemented as part of the remediation plan to ascertain that they operate effectively.  We anticipate that these remediation actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures and represent ongoing improvement measures. While we have taken steps to remediate the material weaknesses, these steps may not be adequate to fully do so, and additional measures may be required.

(b)  Changes in Internal Controls.  During the quarter ended September 30, 2009, other than the remediation activities noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes from the risk factors during the three and nine months ended September 30, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12 th day of November 2009.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer