Form 10-K
period 2009-12-31
EMAGIN CORP
filed 2010-03-25
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐            Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☑

As of June 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $1.09 was approximately $12.1 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of February 28, 2010 was 17,073,558.

DOCUMENTS INCORPORATED BY REFERENCE – None

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1. BUSINESS

Introduction

eMagin Corporation (“eMagin, “we,” “our,” or “us,”) is a leader in OLED (organic light emitting diode) technology. We design, develop, manufacture, and market OLED on silicon microdisplays, virtual imaging products which utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer (“OEM”) customers to develop and market improved or new electronic products especially those that are mobile and highly portable. We believe that virtual imaging will become an important way for increasingly mobile people to have quick access to high resolution data, work, and experience new more immersive forms of communications and entertainment.

We believe our OLED microdisplays offer a number of significant advantages over other microdisplay options for near-to-eye applications including greatly increased power efficiency, less weight, and wider viewing angles. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay, resulting in compact, high resolution, power efficient systems. We have developed our own intellectual property and accumulated over 6 years of manufacturing know-how to create high performance OLED microdisplays.

As the first to exploit OLED technology for microdisplays, we believe that we enjoy a significant advantage in the commercialization of microdisplays for virtual imaging. We believe we are currently the only company to sell active matrix small molecule OLED-on-silicon microdisplays.

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

We have developed numerous and significant enhancements to OLED technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, top-emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices emit full visible spectrum light that is isolated with color filters to create full color images. Our microdisplays have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours, in certain applications. New materials and device improvements, such as our recently developed OLED-XL ™ technology, offer potential for even better performance for brightness, efficiency, and lifespan. In addition to our active matrix OLED technology, we have developed compact optic and lens enhancements which, when coupled with the microdisplay, provide the high quality large screen appearance that we believe a large proportion of the marketplace demands.

We believe that our AMOLED technology provides significant advantages over other microdisplay technologies in our targeted microdisplay markets. We believe these key advantages include:

•	Low power consumption for improved battery life and longer system life;
•	High-speed performance resulting in clear video images;
•	Wide angle light emission resulting in large apparent screen size;
•	Wide operating temperature range;
•	Good environmental stability (vibration and humidity);
•	Low manufacturing cost; and
•	Low cost system solutions.

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

Our Market Opportunities

The growth potential of our selected target market segments have been investigated using information gathered from key industry market research firms and resources, including Consumer Electronics Association, DisplaySearch, Mobile Display Report, Frost and Sullivan, McLaughlin Group, Nikkei, VisionGain and others. Such data was obtained using published reports and data obtained at industry symposia. We have also relied substantially on market projections obtained privately from industry leaders, industry analysts, and current and potential customers.

Most markets involve near-eye imaging applications for products such as viewfinders for digital cameras, or for head-wearable displays. These near-to-eye viewing products have been recently characterized by the McLaughlin Consulting Group as the Personal Viewer Market. The McLaughlin Group forecasts the total Personal Viewer Market to reach as much as 16.0 million units and $5.7 billion in revenue by 2012.

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

Military/First Responder

Properly implemented, we believe that head-mounted systems incorporating our microdisplays increases effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness to be used in daylight, yet controllable for nighttime light security. As a COTS (commercial off the shelf) component, OLED microdisplays intrinsically demonstrate performance characteristics important to military and other demanding commercial and industrial applications, including high contrast, wide dimming range, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments, and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. Most importantly, our OLED's very low power consumption reduces battery weight and increases allowed mission length. The OLED's inherent wide temperature range is especially of interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions. Our SXGA OLED-XL™ microdisplay provides power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant-on capabilities at low temperatures.

Our products’ military applications primarily fall into three broad areas: (1) helmet-mounted displays for situational awareness and data, (2) night vision/thermal imaging goggles and viewers, and (3) training and simulation devices. Similar systems are of interest for other military applications as well as for demanding operations such as urban security, homeland defense, fire and rescue.

Situational Awareness. Situational awareness products include head mounted displays which are used to display mapping, logistics and status and handheld imagers for border patrol and training. In certain situations these products are combined with a weapon system in order to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have already been commercially implemented into a number of military situational awareness programs including: US Army Land Warrior Program, U.S. Army Mounted Warrior Program, US Army Remote Viewer Program, FELIN Fantassin à Equipements et Liaisons Intégrés Program (French Infantryman with Networked Equipment), and Israeli Advanced Integrated Soldier System, among others. OEM products include Intevac Vision Systems’ I-Port™ EX3, I-Port™', Night-Port™,  and Binocular 50™.

Night Vision/Thermal Imaging. Night Vision Goggles allow the user to see in low light conditions. The most modern versions usually include two different technologies: infrared/thermal, and image intensification. Third and fourth generation military devices usually use some combination of the two modes. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat-related problems. Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.  Our OLED microdisplays are typically targeted to uncooled systems, as opposed to systems that require external cooling in order to increase their sensitivity.  Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly in these small hand-held non-cooled systems. Fielded products incorporating eMagin OLED microdisplays include Northrop Grumman’s Lightweight Laser Designator Rangefinders (LLDR), Thales SOPHIE™ handheld thermal imagers, and Thales MINIE™, LUCIE™, and MONIE™ night vision goggles.

Training and Simulation. Our OLED microdisplays and our Z800 3DVisor have been acquired by OEMs for use with their simulation and training products.  The Z800’s capability to integrate 360 degree head tracking and stereo vision, as well as its wide field of view are attractive attributes for any simulation or virtual reality system. Examples of commercialized training and simulation products include: Cubic CombatRedi™ tactical man-worn system with wireless communication, Drive Square’s portable in-vehicle simulator, NVIS’ Virtual Binocular SV™ and Monoscope SV™, Quantum 3D ExpeditionDI™, Rockwell Collins’ SimEye SX45™ and SimEye SX60™, and Sensics’ xSight.™

Military Market Size. The McLaughlin Group reports that in 2012 sales of thermal weapons sights are forecast to reach $525M and sales of enhanced night vision systems are projected to reach $1.75B, propelled by both higher volumes and higher prices for added capabilities of color, higher resolution, and digital connectivity. Sales of helmet-mounted personal viewers for situational awareness are forecast to reach $330M in 2012, with growth resulting from higher definition and color displays, Our displays have already been commercialized or prototyped for situational awareness and night vision/thermal imaging applications by military systems integrators including Elbit, Insight Technologies, Intevac Vision Systems, Nivisys, Oasys Technology, Qioptiq, Rockwell Collins, Saab, Sagem, and Thales, among many others. Night Vision Equipment Corporation's HelmetIR-50™, a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Similar systems are of interest for other military applications as well as for related operations such as urban security, fire and rescue.

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

Our Products

Our commercial microdisplay products based on our SVGA series OLED microdisplays, first introduced in 2001, have received award recognition including: SID Display of the Year and  Electronic Products Magazine  Product of the Year. In 2008 we introduced engineering samples of our SXGA OLED microdisplays. We are in the process of completing development of the SVGA 3DS (SVGA 3D shrink, a smaller format SVGA display with a new cell architecture with embedded features). We expect to begin selling significant quantities of the SXGA product in 2010.  In 2006 we introduced our OLED-XL technology, which provides longer luminance half life and enhanced efficiency for all of our microdisplay product lines. These OLED and OLED-XL products are being applied or considered for near-eye and headset applications in products to be manufactured by OEM customers for a wide variety of military, medical, industrial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs and offer design of customized displays with resolutions or features to meet special customer requirements.

SVGA+ OLED Microdisplay Series (Super Video Graphics Array of 800x600 plus 52 added columns of data).  Our 0.62 inch diagonal SVGA+ OLED microdisplays have a resolution of 852x600 triad pixels (1.53 million picture elements). The product was dubbed "SVGA+" because it has 52 more display columns than a standard SVGA display, permitting users to run either (1) standard SVGA (800 x 600 pixels) to interface to the analog output of many portable computers or (2) 852 x 480, using all the data available from a DVD player in a 16:9 wide screen entertainment format. The display also has an internal NTSC monochrome video decoder for low power night vision systems. SVGA+ Rev3 OLED-XL microdisplay, the most power efficient OLED solution for near-eye personal viewer applications, uses less than 115 mW power in monochrome, such as for thermal imaging applications, and lower than 175 mW at 400 cd/m2 (60Hz video at 70 cd/m2) for full color video. This new microdisplay has simpler calibration over temperature and is ideal for demanding binocular luminance and color matching. It also shares all the functional and design characteristics of eMagin's original SVGA OLEDs, responding instantly at temperatures as low as -40 degrees C.

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

SXGA OLED-XL (Super eXtended Graphics Array, 1280 x 1024). Our SXGA OLED microdisplay with 0.77 inch diagonal active area provides 3,932,160 sub-pixels in an active area that is only .15 inches larger than our SVGA+ microdisplay. The 1280 x 1024 triad pixel array comprises triads of vertical sub-pixels stacked side by side to make up each 12 x 12mm color pixel. The SXGA OLED-XL microdisplay offers both analog and digital signal processing, requiring less than 200mW under typical operation. The new SXGA microdisplays provide versatility and flexibility for OEM developers though a FPGA driver design available on a separate, lower power driver board, or as source code for integration into end product electronics for maximum power efficiency. The supported video formats are SXGA, 720p, DVGA (through 1280 x 960 pixel doubling), and both frame sequential and field sequential stereovision. Additional enhancements include increased pixel uniformity, improved color gamut, on-chip temperature sensor and compensation, and compatibility with both analog RGB and digital video signals. On-board circuitry ensures consistent color and brightness over a wide range of operating temperatures.

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

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government. The revenue that we recognize from these contracts represents reimbursement by various U.S. Government entities. Our recent contracts have been awarded for development of power efficient microdisplay for US Army Night Vision and development of ultra-high resolution display for US Army telemedicine. Our government contracts require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.

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

We market our products in North America, Asia, and Europe directly from our sales office located in our Bellevue, Washington facility. We also have distributors in China and Korea. We sell the Z800 3DVisor to individual buyers, OEM systems and equipment customers, through distributors, and through our e-commerce website, www.3dvisor.com. The contents of our e-commerce website are not part of this Report.

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

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2009, 57% of our net revenue was to firms based in the United States and 43% was to international firms as compared to 61% domestic revenue and 39% international revenue during 2008.  In 2009, we had 10 customers that accounted for more than 56% of our total revenue as compared to 10 customers that accounted for more than 63% of our total revenue in 2008.  In 2009, we had 1 customer that accounted for more than 10% of our total revenue as compared to 2008 when we had 2 customers that each accounted for more than 10% of our total revenue.

 Backlog

As of February 28, 2010, we had a backlog of approximately $6.8 million for purchases through December 2010. This backlog primarily consists of non-binding purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development.

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

Manufacturing Facilities

We are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 37,000 square feet of space which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room space, assembly space and administrative offices.

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

Currently, in the high resolution microdisplay market, we face competition from liquid crystal microdisplay manufacturers, such as those sold by Kopin Corporation. We are not aware of any current manufacturers of high resolution OLED microdisplays that compete with our microdisplay products.

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

To our knowledge, the only other companies that have publicly stated plans to commercially develop OLED microdisplays for near-eye applications are MicroEmissive Displays (MED) in Britain and MicroOLED in France. Though MED had raised substantial funds and created a new production facility, the company ceased business operations in 2008. We believe that one or more companies in Asia are investigating production of OLED microdisplays. We may also compete with potential licensees of Universal Display Corporation, Global OLED Technology LLC, or Cambridge Display Technology, among others, each of which potentially can license OLED technology portfolios. If other new OLED-based companies enter our markets with directly relevant display designs and without manufacturing and reliability issues, we will face competition, though we believe that our progress to date in this area gives us a substantial head start.

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

Employees

As of February 28, 2010, we had a total of 64 full time and part time staff. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our website address is www.emagin.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and all amendments to such reports filed under the Securities and Exchange Act after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, eMagin Corporation, 3006 Northup Way, Suite 103, Bellevue, WA 98004.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

We have had losses in the past and may incur losses in the future.

Our accumulated deficit is approximately $197 million as of December 31, 2009.  We have achieved profitability on a full year basis in 2009. We can give no assurances that we will continue to be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

We may not be able to execute our business plan due to a lack of cash from operations.

Prior to April 2008, we had not produced positive cash flows from operations. However, we have generated positive cash flows the past 7 quarters. We anticipate that our cash from operations will be sufficient to meet our requirements over the next twelve months.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we may have to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that if additional financing is necessary, that it will be available, or if available, will be on acceptable terms.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-efficient manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Some or all of those technologies or products may not successfully make the transition from the research and development lab. Even when we successfully complete a research and development effort with respect to a particular product or technology, it may fail to gain market acceptance.  The successful development and introduction of these products depends on a number of factors, including the following:

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of February 28, 2010, we have outstanding common shares of 17,073,558 plus (i) options to purchase 2,798,711 shares, (ii) warrants to purchase 8,990,102 shares and (iii) convertible preferred stock to purchase 7,652,000 shares of common stock.

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

Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community.  Smaller reporting companies are subject to the audit of internal controls for the first time in fiscal years that end on or after June 15, 2010.  As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the near future, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our stock.

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

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from $0.35 to $1.95 and decreased to a low of $0.35 on March 2, 2009. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 5,100 square feet.  The lease expires in 2014.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 37,000 square feet from IBM.  The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and administrative functions. The lease expires in 2014.  We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces under acceptable terms. See Note 12 to the Consolidated Financial Statements for more information about lease commitments.

ITEM 3. LEGAL PROCEEDINGS

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 ( Case No. 07-CV-8827 (KMK) .  The plaintiff seeks unspecified compensatory damages, punitive damages and attorneys’ fees.  On November 26, 2007, the Company served and filed its Answer, in which it denied the material allegations of the Complaint and asserted numerous affirmative defenses.  The Company and the plaintiff settled this action in May 2009.  The settlement did not have a material effect on the Company’s results of operations.

On December 6, 2005, New York State Urban Development Corporation commenced action against eMagin in the Supreme Court of the State of New York, County of New York, asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.  On July 13, 2006, eMagin agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of the $150,000 grant. The settlement required that repayments be made on a monthly basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.  As of December 31, 2009, the settlement was paid and $37,800 was forgiven as a result of timely payments and was recorded in other income on the Company’s consolidated statements of operations.

On March 17, 2010, Gary Jones, a former executive at the Company filed a complaint for damages in the Superior Court of the State of Washington for King County (the "Complaint") against the Company and the Company's Chief Financial Officer. The Complaint alleges unspecified damages for failure to pay contractual payments and wages under Washington law and includes, among other claims, breach of contract, breach of the duty of good faith and fair dealing, promissory estoppel and misrepresentation. The Company denies the allegations raised in the Complaint and intends to vigorously defend itself.  There can be no assurance of the outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "EMAN".  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2008		2009
	High	Low	High	Low

First quarter	$1.47	$0.88	$0.85	$0.32
Second quarter	$1.05	$0.63	$1.40	$0.60
Third quarter	$0.83	$0.52	$2.08	$0.97
Fourth quarter	$0.75	$0.21	$2.00	$1.38

As of February 28, 2010, there were 504 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

None.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2009:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders – 2003 Stock Option Plan	1,251,882	$1.00	53,006
Equity compensation plans not approved by security holders – 2008 Incentive Stock Plan	1,565,692	$1.47	222,626

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2009, 2008, and 2007 and the balance sheet data at December 31, 2009 and 2008 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The consolidated statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue	$23,822	$18,739	$17,554	$8,169	$3,745
Cost of goods sold	10,175	10,673	12,628	11,359	10,219
Gross profit (loss)	13,647	8,066	4,926	(3,190)	(6,474)
Operating expenses:
Research and development	1,996	2,081	2,949	4,406	4,020
Selling, general and administrative	6,900	6,254	6,591	8,860	6,316
Total operating expenses	8,896	8,335	9,540	13,266	10,336
Income (loss) from operations	4,751	(269)	(4,614)	(16,456)	(16,810)
Other (expense) income, net	(399)	(1,590)	(13,874)	1,190	282
Net income (loss) prior to income tax provision	4,352	(1,859)	(18,488)	(15,266)	(16,528)
Net income (loss)	$4,262	$(1,859)	$(18,488)	$(15,266)	$(16,528)

Income (loss) per share, basic	$0.26	$(0.13)	$(1.59)	$(1.52)	$(1.94)
Income (loss) per share, diluted	$0.17	$(0.13)	$(1.59)	$(1.52)	$(1.94)

Shares used in calculation of income (loss) per share:
Basic	16,344	14,175	11,633	10,058	8,541
Diluted	25,503	14,175	11,633	10,058	8,541

Consolidated Balance Sheet Data:

	December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$5,295	$2,404	$713	$1,415	$6,727
Working capital (deficit)	$8,615	$3,300	$(4,708)	$(305)	$8,868
Total assets	$13,980	$10,104	$6,648	$7,005	$14,142
Long-term obligations	$—	$—	$60	$2,229	$56
Total shareholders’ equity (capital deficit)	$9,771	$3,661	$(4,170)	$(1,164)	$10,401

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

Since our inception in 1996 through 2004, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. federal government. We have devoted significant resources to the development and commercial launch of our products. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. From inception to December 31, 2009, we have recognized an aggregate of approximately $74.2 million from sales of our products. As of February 28, 2010, we have a backlog of approximately $6.8 million in products ordered for delivery through December 31, 2010 compared to a backlog of $7.4 million in products ordered for delivery through December 31, 2009. This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, entertainment headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped a limited number of our Z800 3DVisor personal display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay.

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

Product Warranty

We offer a one-year product replacement warranty. In general, our standard policy is to repair or replace the defective products. We accrue for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2009, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2009, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  In 2009, no options were issued from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   As of December 31, 2009, there were 498,533 shares of common stock issued to consultants and there were 1,278,841 options granted from this plan.

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

	As a Percentage of Total Revenue Year Ended December 31,
	2009	2008	2007
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	43	57	72
Gross profit	57	43	28
Operating expenses:
Research and development	8	11	17
Selling, general and administrative	29	33	38
Total operating expenses	37	44	55
Income (loss) from operations	20	(1)	(27)
Other expense	(2)	(9)	(78)
Income (loss) before provision for income taxes	18	(10)	(105)
Provision for income taxes	—	—	—
Net income (loss)	18%	(10)%	(105)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues increased by approximately $5.1 million to a total of approximately $23.8 million for the year ended December 31, 2009 from approximately $18.7 million for the year ended December 31, 2008, representing an increase of 27%. The increase in revenue was due to increased customer demand.

For the year ended December 31, 2009, product revenue increased approximately $4.0 million as compared to the year ended December 31, 2008.  The 26% increase was due to higher customer demand and product availability for our OLED displays and z800s.  For the year ended December 31, 2009, contract revenue increased 34% or approximately $1.0 million as compared to the year ended December 31, 2008. The increase was a result of an increase in the research and development projects in 2009 as compared to 2008.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the year ended December 31, 2009 were approximately $10.2 million as compared to approximately $10.7 million for the year ended December 31, 2008, a decrease of approximately $0.5 million.  Cost of goods sold as a percentage of revenues improved to 43% for the year ended December 31, 2009 from 57% for the year ended December 31, 2008. Cost of goods is comprised primarily of material and labor cost with the labor portion of cost of goods mostly fixed. Improved manufacturing yield and lower royalty expense resulted in a lower cost of goods sold.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2009 and 2008 (dollars in thousands):

	For the Year ended December 31,
	2009	2008

Product revenue gross profit	$11,910	$6,644
Product revenue gross margin	60%	42%
Contract revenue gross profit	$1,737	$1,422
Contract revenue gross margin	43%	47%
Total gross profit	$13,647	$8,066
Total gross margin	57%	43%

The gross profit for the year ended December 31, 2009 was approximately $13.6 million as compared to approximately $8.1 million for the year ended December 31, 2008, an increase of $5.6 million.  Gross margin was 57% for the year ended December 31, 2009 up from 43% for the year ended December 31, 2008.   The increase was mainly attributable to our increase in product gross margin of 18% offset by a reduction in the contract gross margin of 4%.

The product gross profit for the year ended December 31, 2009 was approximately $11.9 million as compared to approximately $6.6 million for the year ended December 31, 2008, an increase of $5.3 million.  Product gross margin was 60% for the year ended December 31, 2009 up from 42% for the year ended December 31, 2008.   The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields and a reduction in royalty expense. See Note 12 of the Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty expense.

The contract gross profit for the year ended December 31, 2009 was approximately $1.7 million as compared to approximately $1.4 million for the year ended December 31, 2008, an increase of $0.3 million.  Contract gross margin was 43% for the year ended December 31, 2009 down from 47% for the year ended December 31, 2008.  The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2009 were relatively unchanged at approximately $2.0 million as compared to approximately $2.1 million for the year ended December 31, 2008, a decrease of approximately $0.1 million.  The decrease was primarily due to an increase in the allocation of research and development resources and expenses related to contracts to cost of goods sold and a reduction of expense due to the streamlining of the research and development effort in the subsystems area offset by an increase in internal product development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries, fees for professional services including legal fees, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2009 were approximately $6.9 million as compared to approximately $6.3 million for the year ended December 31, 2008, an increase of approximately $0.6 million.   The increase is primarily related to an increase in personnel costs, shareholder related costs, professional fees and tradeshow costs offset by a decrease in reserve for allowance for bad debts and rent expense.

Other (Expense) Income

Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the year ended December 31, 2009, interest expense was approximately $466 thousand as compared to approximately $2.0 million, respectively, for the year ended December 31, 2008.   For the year ended December 31, 2009, the interest expense associated with debt was approximately $63 thousand, loan fees associated with the new line of credit was approximately $13 thousand, interest on liquidated damages of approximately $28 thousand and the amortization of the deferred costs associated with the debt was approximately $362 thousand.  Interest expense for the year ended December 31, 2008 was comprised of interest associated with debt of approximately $0.7 million; the amortization of the deferred costs associated with debt of approximately $1.3 million; the amortization of the debt discount associated with debt of approximately $25 thousand; and other expenses of approximately $2 thousand. The decrease in interest expense was primarily a result of carrying a lower balance on our line of credit, the repayment and conversion of the 8% Senior Secured Convertible Notes in December 2008, and lower amortization of deferred debt issuance costs.

Other income for the year ended December 31, 2009 was approximately $67 thousand as compared to approximately $400 thousand for the year ended December 31, 2008.  The other income for the year ended December 31, 2009 was interest income of approximately $6 thousand; approximately $4 thousand of miscellaneous income; and approximately $57 thousand for a settlement of a liability.  Other income for the year ended December 31, 2008 was interest income of approximately $11 thousand; approximately $18 thousand of income from equipment salvage; gain on the license of intangibles of approximately $557 thousand (see Note 12 of the Consolidated Financial Statements - Commitments and Contingencies); and offset by approximately $186 thousand of liquidated damages expense related to registration payment arrangements.

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

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2008 and 2007 (dollars in thousands):

	For the Year ended December 31,
	2008	2007

Product revenue gross profit	$6,644	$4,280
Product revenue gross margin	42%	26%
Contract revenue gross profit	$1,422	$646
Contract revenue gross margin	47%	47%
Total gross profit	$8,066	$4,926
Total gross margin	43%	28%

The gross profit was approximately $8.1 million for the year ended December 31, 2008 and the gross profit was approximately $4.9 million for the year ended December 31, 2007.  The gross margin was 43% for the year ended December 31, 2008 up from 28% for the year ended December 31, 2007.  The gross margin improvement was attributed primarily to improved manufacturing yield.

The product gross profit for the year ended December 31, 2008 was approximately $6.6 million as compared to approximately $4.3 million for the year ended December 31, 2008, an increase of $2.3 million.  Product gross margin was 42% for the year ended December 31, 2008 up from 26% for the year ended December 31, 2007.   The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields and the 2007 inventory write-off related to a non-recurring production issue.

The contract gross profit for the year ended December 31, 2008 was approximately $1.4 million as compared to approximately $0.6 million for the year ended December 31, 2007, an increase of $0.8 million.  Contract gross margin was 47% for each of the years ended December 31, 2008 and 2007.

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

Other income for the year ended December 31, 2008 was approximately $400 thousand which consisted of interest income of approximately $11 thousand;  approximately $18 thousand of income from equipment salvage; gain on the license of intangibles of $557 thousand; and offset by approximately $186 thousand of liquidated damages expense related to registration payment arrangements as compared to approximately $815 thousand for the year ended December 31, 2007 which consisted of interest income of approximately $43 thousand, a gain on the license of intangible assets of $869 thousand, offset by a write-off of a miscellaneous receivable of $103 thousand, and other income of $7 thousand.  See Note 12 to the Consolidated Financial Statements - Commitments and Contingencies.

Liquidity and Capital Resources

As of December 31, 2009, we had approximately $5.3 million of cash as compared to approximately $2.4 million as of December 31, 2008.  The increase of approximately $2.9 million was due to cash provided by operations of approximately $5.3 million offset by cash used for financing and investing activities of approximately $2.4 million.

For the year ended December 31, 2009, net cash provided by operating activities was approximately $5.3 million, attributable to our net income of approximately $4.3 million, non-cash expenses of $1.5 million offset by approximately $0.5 million from the change in operating assets and liabilities.   Net cash provided by operating activities for the year ended December 31, 2008 was approximately $138 thousand, attributable to improved net loss of approximately $1.9 million, approximately $1.1 million from the change in operating assets and liabilities and offset by non cash expenses of approximately $3.0 million.

For the year ended December 31, 2009, net cash used in investing activities was approximately $721 thousand primarily related to the purchase of equipment.  Net cash used in investing activities for the year ended December 31, 2008 was approximately $311 thousand primarily related to the purchase of equipment.

Net cash used by financing activities for the year ended December 31, 2009 was approximately $1.7 million primarily to pay down the line of credit.  Net cash provided by financing activities during the year ended December 31, 2008 was approximately $1.9 million and was comprised of approximately $5.5 million from proceeds of sale of common and preferred stock, net of issuance costs and approximately $1.9 million from proceeds from the line of credit offset by the payments of long-term debt of approximately $5.5 million.

As we have reported, our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We anticipate that our cash needs to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps for discretionary capital spending.  If unanticipated events arise during the next twelve months, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2009 (in thousands):

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$4,913	$1,094	$2,276	$1,543
Line of credit	40	40	—	—
Purchase obligations (a)	3,066	3,066	—	—

Total	$8,019	$4,200	$2,276	$1,543

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

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows for each of the years in the three-year period ended December 31, 2009.  Our audits also included the financial statement schedule - Valuation and Qualifying Accounts - listed in the index at item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Eisner LLP
Eisner LLP

New York, New York
March 24, 2010

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,295	$2,404
Investments – held to maturity	100	97
Accounts receivable, net	4,563	3,643
Inventory	2,179	2,374
Prepaid expenses and other current assets	687	796
Total current assets	12,824	9,314
Equipment, furniture and leasehold improvements, net	1,021	381
Intangible assets, net	43	47
Other assets	92	—
Deferred financing costs, net	—	362
Total assets	$13,980	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,122	$1,026
Accrued compensation	956	837
Other accrued expenses	791	804
Advance payments	211	694
Deferred revenue	238	164
Current portion of debt	—	1,691
Other current liabilities	891	798
Total current liabilities	4,209	6,014

Commitments and contingencies (Note 12)

Redeemable common stock: 522,500 shares redeemable as of December 31, 2008	—	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 16,967,244 shares in 2009 and 15,213,959 shares, net of redeemable common stock, in 2008	17	15
Additional paid in capital	206,664	204,818
Accumulated deficit	(196,910)	(201,172)
Total shareholders’ equity	9,771	3,661
Total liabilities and shareholders’ equity	$13,980	$10,104

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenue:
Product	$19,775	$15,730	$16,169
Contract	4,047	3,009	1,385
Total revenue, net	23,822	18,739	17,554
Cost of goods sold:
Product	7,865	9,086	11,889
Contract	2,310	1,587	739
Cost of goods sold	10,175	10,673	12,628
Gross profit	13,647	8,066	4,926
Operating expenses:
Research and development	1,996	2,081	2,949
Selling, general and administrative	6,900	6,254	6,591
Total operating expenses	8,896	8,335	9,540
Income (loss) from operations	4,751	(269)	(4,614)
Other income (expense):
Interest expense	(466)	(1,990)	(3,087)
Loss on extinguishment of debt	—	—	(10,749)
(Loss) gain on warrant derivative liability	—	—	(853)
Other income, net	67	400	815
Total other expense, net	(399)	(1,590)	(13,874)
Income (loss) before provision for income taxes	4,352	(1,859)	$(18,488)
Provision for income taxes	90	—	—
Net income (loss)	$4,262	$(1,859)	$(18,488)

Income (loss) per common share, basic	$0.26	$(0.13)	$(1.59)
Income (loss) per common share, diluted	$0.17	$(0.13)	$(1.59)

Weighted average number of shares outstanding:
Basic	16,344	14,175	11,633
Diluted	25,503	14,175	11,633

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Capital Deficit)
Balance, December 31, 2006	—	$—	10,341	$10	179,651	$(180,825)	$(1,164)

Debt conversion	—	—	797	1	310	—	311
Issuance of common stock for services	—	—	1,310	1	1,129	—	1,130
Exercise of common stock warrants	—	—	10	—	3	—	3
Stock-based compensation	—	—	—	—	1,652	—	1,652
Expiration of derivative liability- warrants	—	—	—	—	2,653	—	2,653
Beneficial conversion premium	—	—	—	—	5,078	—	5,078
Fair value of warrants issued	—	—	—	—	4,655	—	4,655
Net loss	—	—	—	—		(18,488)	(18,488)
Balance, December 31, 2007	—	$—	12,458	$12	$195,131	$(199,313)	$(4,170)

Sale of preferred stock, net of issuance costs	4	—	—	—	3,933	—	3,933
Sale of common stock, net of issuance costs	—	—	1,587	2	1,578	—	1,580
Debt conversion	2	—	718	1	1,956	—	1,957
Issuance of common stock for services	—	—	326	—	303	—	303
Stock-based compensation	—	—	—	—	928	—	928
Put option waiver	—	—	125		150	—	150
Fair value of warrants issued	—	—	—	—	883	—	883
Deemed dividend, put option	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(1,859)	(1,859)
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Issuance of common stock for services	—	—	499	—	304	—	304
Expiration of put options	—	—	522	1	428	—	429
Exercise of common stock warrants	—	—	727	1	(1)	—	—
Exercise of common stock options	—	—	5	—	5	—	5
Stock-based compensation	—	—	—	—	1,110	—	1,110
Net income	—	—	—	—	—	4,262	4,262
Balance, December 31, 2009	6	$—	16,967	$17	$206,664	$(196,910)	$9,771

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands except share data)
Cash flows from operating activities:
Net income (loss)	$4,262	$(1,859)	$(18,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82	223	392
Amortization of deferred financing and waiver fees	362	1,295	418
(Reduction) increase of provision for sales returns and doubtful accounts	(273)	499	(79)
Stock based compensation	1,110	928	1,652
Amortization of common stock issued for services	233	95	1,130
Amortization of discount on notes payable	—	25	1,925
Loss on warrant derivative liability	—	—	853
Loss on extinguishment of debt	—	—	10,749
Gain on settlement	(38)	—	—
Write-off of miscellaneous receivable	—	—	103
Changes in operating assets and liabilities:
Accounts receivable	(647)	(1,759)	(1,390)
Inventory	195	(559)	670
Prepaid expenses and other current assets	5	399	1
Advance payments	(483)	659	(409)
Deferred revenue	74	(15)	53
Accounts payable, accrued compensation, and accrued expenses	285	429	(381)
Other current liabilities	93	(222)	858
Net cash provided by (used in) operating activities	5,260	138	(1,943)
Cash flows from investing activities:
Purchase of equipment	(718)	(308)	(16)
Proceeds from maturity of (purchase of) investments – held to maturity	(3)	(3)	77
Net cash (used in) provided by investing activities	(721)	(311)	61
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—	3,933	—
Proceeds from sale of common stock, net of issuance costs	—	1,580	—
Proceeds from exercise of stock options and warrants	5	—	3
Borrowings from line of credit	—	1,934	1,108
Proceeds from long-term debt	—	—	500
Payments related to deferred financing costs	—	(117)	(368)
Payments of debt and capitalized lease obligations	(1,653)	(5,466)	(63)
Net cash (used in) provided by financing activities	(1,648)	1,864	1,180
Net increase (decrease) in cash and cash equivalents	2,891	1,691	(702)
Cash and cash equivalents, beginning of year	2,404	713	1,415
Cash and cash equivalents, end of year	$5,295	$2,404	$713

Cash paid for interest	$107	$702	$426
Cash paid for taxes	$138	$44	$78
Supplemental non-cash transactions:
Issuance of common stock for services charged to prepaid expenses	$304	$202	$—
Issuance of 726,910 shares of common stock for cashless exercise of 2.9 million warrants	$—	$—	$—
Conversion of debt to common stock	$—	$251	$311
Conversion of debt to convertible preferred stock – series B	$—	$1,706	$—
Issuance of 485,000 and 162,500 shares of common stock for deferred financing costs in 2008 and 2007, respectively.	$—	$340	$195
Issuance of 1,120,000 shares of common stock underlying warrants for deferred financing costs in 2008.	$—	$715	$—

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - NATURE OF BUSINESS

eMagin Corporation and its wholly owned subsidiary (the “Company”) designs,  develops, manufactures, and markets OLED on silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

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

Revenue and cost recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.   Product revenue is generally recognized when products are shipped to customers, net of allowances for anticipated returns.  The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.  The Company defers revenue recognition on products sold directly to the consumer with a maximum thirty day right of return.  Revenue is recognized upon the expiration of the right of return.

The Company also earns revenues from certain R&D activities (contract revenues) under both firm fixed-price contracts and cost-type contracts, including some cost-plus-fee contracts.  Revenues relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis).  Revenues on cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

Shipping and handling fees and costs

Shipping and handling fees billed to customers are netted against the shipping and handling costs which are recorded as cost of sales.

Product warranty

The Company offers a one-year product replacement warranty. In general, the standard policy is to repair or replace the defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods.

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

Accounts receivable

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are payable in U.S. dollars, are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Any account outstanding longer than the contractual payment terms is considered past due.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects an estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on a variety of factors, including the length of time receivables are past due, historical experience, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole.  The Company will record a specific reserve for individual accounts when the Company becomes aware of a customer's inability to meet its financial obligations, deterioration in the customer's operating results or financial position, or deterioration in the customer’s credit history. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.

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

Intangible assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method.  Total intangible amortization expense was approximately $4 thousand for each of the years ended December 31, 2009, 2008, and 2007, respectively.  The accumulated amortization as of December 31, 2009 was $22 thousand.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred.  Advertising expense was $0 for each of the years ended December 31, 2009 and 2008, and $10 thousand for the year ended December 31, 2007.

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

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Net income (loss) per common share

The net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluding any potential dilution.  Net income (loss) per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, and convertible preferred stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	For the Years Ended
	2009	2008	2007
Numerator:
Net income (loss)	$4,262	$(1,859)	$(18,488)

Denominator:
Weighted average shares outstanding for basic earnings per share	16,343,650	14,175,220	11,633,367
Effective of dilutive shares:
Dilution from stock options and warrants	1,507,550	—	—
Convertible preferred stock	7,652,000	—	—
Dilutive potential common shares	9,159,550	—	—
Weighted average shares outstanding for diluted earnings per share	25,503,200	14,175,220	11,633,367

For the year ended December 31, 2009, there were stock options and warrants outstanding to acquire 4,113,592 shares of the Company common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.   The convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

The years ended December 31, 2008 and 2007 do not include options, warrants, convertible notes, redeemable stock, and convertible preferred stock to purchase common equivalent shares of 22,069,412 and 17,728,020, respectively, as their effect would be antidilutive.

Comprehensive income (loss)

Companies are required to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2009, 2008, and 2007. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

Stock-based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.  Compensation cost recognized for the years ended December 31, 2009, 2008, and 2007 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the estimated grant-date fair value estimated and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the estimated grant-date fair value.  The compensation cost was recognized using the straight-line attribution method.

Fair value of financial instruments

At December 31, 2009, the Company's cash, cash equivalents, accounts receivable, short-term investments and accounts payable are shown at cost which approximates fair value due to the short-term nature of these instruments.

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

Note 3- RECENTLY ISSUED ACCOUNTING STANDARDS

 In March 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The new accounting guidance is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB provided accounting guidance that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption.  The adoption of accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB amended the guidance and removed the contradictions between the requirements of U.S. generally accepted accounting principles U.S. GAAP (“GAAP”)  and the Securities Exchange Commission (“SEC”) filing rules.  As a result public companies will no longer have to disclose the date of evaluation of subsequent events in both issued and revised financial statements.

In July 2009, the FASB Accounting Standards Codification (“Codification: or “ASC”) became the single source of authoritative nongovernmental GAAP except for additional authoritative rules and interpretive releases issued by the SEC. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc.  Authoritative standards included in the Codification are designated by their ASC topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number.  Beginning with the interim report for the third quarter of 2009, the Company adopted the Codification and it had no effect on its financial position, results of operations, or cash flows.

Note 4- RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2009	2008
Trade receivables	$5,147	$4,500
Less allowance for doubtful accounts	(584)	(857)
Net receivables	$4,563	$3,643

Note 5 - INVENTORY

The components of inventory were as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$806	$1,109
Work in process	709	280
Finished goods	664	985
Total inventory	$2,179	$2,374

Note 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Vendor prepayments	$266	$180
Other prepaid expenses*	421	383
Other current assets*	—	233
Total prepaid expenses and other current assets	$687	$796
*No individual amounts greater than 5% of current assets.

Note 7 – EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2009	2008
Computer hardware and software	$1,046	$1,039
Lab and factory equipment	4,323	3,612
Furniture, fixtures, and office equipment	306	306
Assets under capital leases	66	66
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	6,214	5,496
Less: accumulated depreciation	(5,193)	(5,115)
Equipment, furniture and leasehold improvements, net	$1,021	$381

Depreciation expense was $78 thousand, $219 thousand, and $388 thousand for the years ended December 31, 2009, 2008, and 2007, respectively.  Assets under capital leases are fully amortized.

Note 8 - DEBT

Debt is as follows (in thousands):

	December 31,
	2009	2008
Current portion of debt:
Other debt	$—	$60
Line of credit	—	1,631
Total debt, net	$—	$1,691

For the years ended December 31, 2009 and 2008, approximately $0.4 million and $1.3 million, respectively, of deferred debt issuance costs and waiver fees were amortized to interest expense. For the years ended December 31, 2009 and 2008, interest expense, includes interest paid or accrued, of approximately $76 thousand and $667 thousand, respectively, on outstanding debt.

Line of Credit

2009

At December 31, 2009, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The renewal date is September 1, 2010 and the fees for renewing the credit facility are $25,000.  The Company’s obligations under the agreement are secured by its assets.   The Company paid $25,000 in loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of December 31, 2009, the Company had not borrowed on its line of credit.

Prior to Access, the Company had a line of credit with Moriah Capital, L. P. (“Moriah”) which matured on August 7, 2009 and was not renewed.

2008

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

The Company and Moriah entered into Amendment No. 3 to the Loan and Security Agreement dated August 20, 2008 (the “Amendment No. 3”).  Pursuant to Amendment No. 3, the Company issued Moriah an Amended and Restated Revolving Loan Note (the “Amended Note”) and the maturity date was extended to August 7, 2009. The Company paid Moriah $85 thousand in servicing fees which were amortized to interest expense over the life of the agreement.

Pursuant to Amendment No. 3, the following changes were made to the Loan:  the maximum amount the Company can borrow was increased to $3 million; the borrowing base calculation was modified to increase eligible foreign accounts receivable to 80% and increased the eligible inventory to the lesser of 70% or $800 thousand; and financial covenants were added.

The Company issued Moriah a warrant, which terminates on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  The Company determined the fair value of the warrants to be approximately $154 thousand which was recorded as a deferred debt issuance cost. The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 3.16%; expected volatility of 87.7%; and expected contractual term of 5 years.  The deferred debt issuance costs were amortized to interest expense over the life of the loan.

Pursuant to Amendment No. 3, the Company and Moriah, also, entered into an Amended and Restated Securities Issuance Agreement.  The Company issued 485,000 shares of unregistered common stock valued at approximately $340 thousand which was recorded as a deferred debt issuance cost and was amortized to interest expense over the life of the agreement. In addition, the holders of the Amended 8% Notes and the investors in the Purchase Agreement (See Note 10 – Shareholders’ Equity) consented to the Amended Note and received a total of 144,000 shares of unregistered common stock valued at approximately $101 thousand which was recorded as waiver fees and expensed to interest expense.

Pursuant to Amendment No. 3, the Company and Moriah entered into an Amendment to Registration Rights Agreement (the “Amended Registration Rights Agreement”).   The Company agreed to use its best efforts to file a registration statement to register the 485,000 shares of the Company’s common stock issued pursuant to the Amended and Restated Securities Issuance Agreement and the shares of common stock issuable upon exercise of the Warrant, provided that the Company is permitted to do so under applicable securities rules and regulations and after certain other registration statements that the Company was obligated to file on behalf of selling shareholders have been  declared effective.

8% Amended Senior Secured Convertible Notes

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

The Company determined the change in the present value of the expected cash flows between the Amended Notes and the Original Notes issued July 21, 2006 was greater than 10%; therefore (a) for financial reporting purposes, the modifications to the Original Notes issued July 21, 2006 were treated as an extinguishment of debt and (b) on July 23, 2007, the Company recorded a loss on extinguishment of debt of approximately $10.7 million reflecting the difference between (i) the recorded amount of debt, net of related discounts, of approximately $4.8 million and (ii) the fair value of the new debt instrument of approximately $10.7, which was determined by multiplying the number of convertible shares underlying the note by the closing market price of the common stock on July 23, 2007 plus the change in the fair value of the warrants on July 23, 2007, the date of the modification, of approximately $4.7 million, which was considered a fee paid by the debtor to the creditor.  The Company has also recorded a beneficial conversion charge of approximately $5.1 million on the Amended Notes, which was calculated by multiplying the intrinsic value of the common stock by the underlying convertible shares, adjusting the Amended Notes to their face value of approximately $5.8 million.  The Original Note issued on March 28, 2007 and amended on July 23, 2007 was not treated as an extinguishment but a modification.

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

Note 9 - INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	For the years ended December 31,
	2009	2008	2007
Domestic	$4,352	$(1,859)	$(18,488)
Total	$4,352	$(1,859)	$(18,488)

The federal income tax provision (benefit) is summarized as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Current:
Federal	$90	$-	$-
Total current tax expense	90	-	-
Deferred:
Federal	-	-	-
Total deferred tax expense	-	-	-
Total tax expense	$90	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the years ended December 31,
	2009	2008	2007
Deferred tax assets:
Federal and state net operating loss carryforwards	$39,391	$40,964	$42,266
Research and development tax credit carryforwards	1,440	1,454	1,397
Stock based compensation	1,240	879	609
Depreciation and amortization	385	466	552
Other provisions and expenses not currently deductible	988	851	585
Total deferred tax assets	$43,444	$44,614	$45,409
Deferred tax liabilities:
Prepaid expenses	$(197)	$-	$-
Total deferred tax liabilities	$(197)	$-	$-
Less valuation allowance	$(43,247)	$(44,614)	$(45,409
Net deferred taxes	$0	$0	$0

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

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period.  Because of the Company’s history of operating losses, management does not believe that realization of the deferred tax assets arising from the above-mentioned future tax benefits is more likely than not and, accordingly, has provided a valuation allowance.

As of December 31, 2009, 2008 and 2007, the Company has net deferred tax assets of approximately of $43.2, $44.6, and $45.4 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The valuation allowance decreased by $1.4 million during 2009, $795 thousand during 2008 and increased by $3.3 million during 2007.

During the year ended December 31, 2009, the Company utilized approximately $4.8 million of its prior years’ net operating loss carryforward.  The current tax provision of $90 thousand represents alternative minimum tax.  As of December 31, 2009, eMagin has federal and state net operating loss carryforwards of approximately $116 million and $2 million, respectively. The federal research and development tax credit carryforwards are approximately $1.5 million. The net operating losses and tax credit carryforwards will be available to offset future taxable income, if any, through December 2029. The utilization of net operating losses is subject to a limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. The Company has done analysis regarding prior year ownership changes, and it has been determined that the Section 382 limitation on the utilization of net operating losses will currently not materially affect the Company's ability to utilize its net operating losses.

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2009	2008	2007
U.S. Federal income tax benefit at federal statutory rate	34%	34%	34%
Change in valuation allowance	(31)%	43%	(18)%
Change in effective state tax rate	(1)%	(75)%	—
Loss on extinguishment of debt	—	—	(20)%
Other, net	—%	(2)%	4%
Effective tax rate	2%	0%	0%

The Company did not have unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company did not have any unrecognized tax benefits at December 31, 2009, December 31, 2008 or December 31, 2007. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York.  Due to the Company's operating losses, all tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

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

On December 22, 2008, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued an aggregate of 4,033 shares of its Preferred Stock – Series B for an aggregate price of approximately $4.03 million and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The warrants expire on December 22, 2013.  The net proceeds received after expenses were approximately $3.93 million.   The fair value of the warrants was recorded as equity and there was no impact on the consolidated financial position of the results of operations.   In addition, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Holders”) of its outstanding Amended Notes.  Pursuant to the Exchange Agreement, the Holders exchanged $1.7 million of their outstanding Amended Notes and unpaid interest of $6 thousand, and received 1,706 shares of the Preferred Stock – Series B.   There was no gain or loss on the extinguishment of debt.

As of December 31, 2009, there were 5,739 shares of Preferred Stock – Series B issued and outstanding.

Preferred Stock – Series A Senior Secured Convertible Preferred Stock (“the Preferred Stock – Series A”)

The Company designated but did not issue 3,198 shares of the Company’s preferred stock as Series A Senior Secured Convertible Preferred Stock (“the Preferred Stock - Series A”) at a stated value of $1,000 per share.  The Preferred Stock - Series A was entitled to cumulative dividends which accrued at a rate of 8% per annum, payable on December 21, 2008.  Each share of the Preferred Stock -  Series A had voting rights equal to (1)  in any case in which the Preferred Stock -  Series A voted together with the Company's Common Stock or any other class or series of stock of the Company, the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock -  Series A at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock -  Series A) and (2) in any case not covered by the immediately preceding clause one vote per share of Preferred Stock -  Series A.  Preferred Stock - Series A had a mandatory redemption at December 21, 2008.  As of December 31, 2009, there were no shares issued or outstanding.

Common Stock

2009

For the year ended December 31, 2009, the Company received approximately $5 thousand for options exercised and there were 2.9 million warrants exercised on a cashless basis resulting in 726,910 shares of common stock issued.

For the year ended December 31, 2009, the Company also issued approximately 498,513 shares of common stock for payment of approximately $304 thousand for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2009.

At December 31, 2008, the 522,500 shares underlying the 2007 and 2008 put options (“put options”) granted to Moriah were presented on the balance sheet as redeemable common stock in the amount of $429 thousand which represented the amount for which the shares may be redeemed at the option of Moriah.   On August 7, 2009, the put options expired when Moriah elected not to exercise its put options.  The 522,500 shares are classified as permanent equity on the December 31, 2009 balance sheet.

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

The Company entered into a Registration Rights Agreement to register for resale of the shares of the Company’s common stock issuable upon conversion of the Preferred Stock sold in the offering and the shares of Common Stock issuable upon exercise of the warrants.  Subject to the terms of the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) within 30 days following the date that the Company is permitted to file a registration statement by (i) the rules and regulations of the SEC and (ii) the agreements set forth on Schedule B to the Registration Rights Agreement, which as of December 31, 2009 prohibit the Company from filing the initial Registration Statement until certain other registration statements are filed. After filing the Registration Statement, the Company is to cause such Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) as promptly as possible but in no event later than 90 days after the filing date (or no later than 120 days after the filing date in the event of SEC “full review” of the Registration Statement). The Holders that exchanged their Notes pursuant to the Exchange Agreement received the same registration rights.

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

In addition, the Company and Moriah entered into an Amended and Restated Securities Issuance agreement (the “Amended and Restated Securities Issuance Agreement”) on August 20, 2008. On August 7, 2007, in connection with the Securities Issuance Agreement, (the “Original Securities Issuance Agreement”), the Company issued Moriah 162,500 shares of the Company’s common stock (the “2007 Shares”). With respect to the Amended and Restated Securities Issuance Agreement, Moriah agreed to waive the Company’s obligation to buy back the 2007 Shares with respect to 125,000 of such shares with a redemption amount of $150,000 and to extend the Company’s obligation to buy back 37,500 of such 2007 Shares for an additional 12 month period. The Company issued Moriah 485,000 shares of its Common Stock of which 125,000 shares were issued as additional consideration for the extension of the loan and security agreement and 360,000 shares were issued in lieu of the issuance to Moriah of the Contingent Issued Shares (as described in the Original Securities Issuance Agreement). Additionally, Moriah had a put option pursuant to which Moriah could sell to the Company 162,500 shares of its common stock for $195,000, pro-rated for any portion thereof, relating to the remaining 37,500 shares subject to the 2007 Put Option and the 125,000 shares issued to extend the loan and security agreement, the Put Waiver shares.  In conjunction with the issuance of the 360,000 shares, the Company granted Moriah a put option pursuant to which such shares could be put to the Company for $234,000 (the “2008 Put Option”).  On August 7, 2009, the put options expired when Moriah elected not to exercise its put options.

At December 31, 2008, the shares underlying the put options were presented as redeemable common stock and presented separately from permanent equity. At December 31, 2008, an aggregate of 522,500 shares related to the 2007 and 2008 put options were presented on the balance sheet as redeemable common stock in the amount of $429,000, representing the amount for which the shares may have been redeemed at the option of the holders at such date.  As a result of the expiration of the put options in August 2009, the 522,500 shares were classified as permanent equity on the December 31, 2009 balance sheet.

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

A registration rights agreement was entered into on April 2, 2008 in connection with the private placement which required the Company to file a registration statement for the resale of the common stock and the shares underlying the warrants within 45 days of the signing of the agreement.  The Company was to use its best efforts to have the registration statement declared effective within 90 days of the signing of the agreement or if a SEC review occurs, 120 days.  In addition, the Company was to use its best efforts to maintain the effectiveness of the registration statement until all common stock has been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

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

The Company filed the registration statement within the 45 day period however the Company was notified that the registration statement was under review by the SEC.  The amended registration statement was not filed by August 2, 2008 which was the 120th day from the signing of the purchase agreement and therefore the registration statement is not effective. As of December 31, 2009, the registration statement is not effective.

The Company accounted for the registration payment arrangement under guidance that requires the contingent obligation to make future payments be recognized and measured using a reasonable estimate.  The Company estimated $399 thousand to be the maximum potential damages that the Company may be required to pay the investors if the registration statement is not effective within three years of the signing of the agreement. The Company estimated $186 thousand to be a reasonable estimate of the potential damages that may be due to the investors as the securities are subject to the provisions of Rule 144.  As a result, the Company recorded a liability of $186 thousand in the consolidated balance sheets and the associated expense in other income (expense) in the consolidated statements of operations for the year ended December 31, 2008.

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

For the year ended December 31, 2008, there were no stock options and warrants exercised.  For the year ended December 31, 2008, the Company also issued approximately 326,000 shares of common stock for payment of approximately $303 thousand for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2008.

2007

On August 16, 2007, an investor elected to convert approximately $58 thousand of the Amended Note. The investor received 76,923 shares of Common Stock at the conversion price of $0.75.

On August 7, 2007, the Company entered into a loan agreement with Moriah Capital, L.P. (“Moriah) and established a revolving line of credit (the “Loan”) of $2.5 million.  As part of the transaction, the Company issued 162,500 shares of unregistered common stock valued at $195 thousand, recognized as deferred financing costs, and paid a servicing fee of $82,500 to Moriah which was amortized to interest expense over the life of the agreement.  For the year ended December 31, 2007, approximately $116 thousand was amortized to interest expense.  In conjunction with entering into this loan and issuing unregistered common stock, the Company granted Moriah registration rights.  The Loan was convertible into shares of the Company’s common stock pursuant to the terms of the Loan Conversion agreement.  The Loan matured on August 8, 2008 however the Company extended the line of credit an additional year.  On January 30, 2008 and March 25, 2008, the loan agreement was amended.

A registration rights agreement was entered into in connection with the Loan which required the Company to file a registration statement for the resale of the common stock issued.  The Company must use its best efforts to have the registration statement declared effective by the end of a specified grace period and also maintain the effectiveness of the registration statement until all shares of common stock have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

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

The Company had recorded the fair value of the warrants associated with the Note as a liability as the warrant agreement required a potential net-cash settlement in the first year of the warrant agreement if the registration statement is not effective. The liability was adjusted to fair value at each reporting period.  As of July 23, 2007, the potential net-cash settlement had expired.  As a result, the fair value of the warrant liability on July 23, 2007, approximately $2.7 million, was reversed.  For the year ended December 31, 2007, the Company recorded losses of approximately $0.8 million from the change in the fair value of the warrant derivative liability. The change in the fair value of the warrant liability was recorded in the Consolidated Statements of Operations as other income (expense).

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

For the year ended December 31, 2007, there were no stock options exercised and the Company received approximately $3 thousand in proceeds for warrants exercised. For the year ended December 31, 2007, the Company also issued approximately 1.3 million shares of common stock for payment of approximately $1.1 million for services rendered and to be rendered in the future. In addition, the Company issued 162,500 shares of common stock subject to a put option for payment of approximately $0.2 million for services rendered.  As such, the Company recorded the fair value of the services in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2007.

 Note 11 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2009, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2009, the plan had not been implemented.

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

In 2003, the Company established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 920,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 200,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding.  The shareholders approved an amendment to the 2003 Plan to provide grants of shares of common stock in addition to options to purchase shares of common stock. In 2009, no options were issued from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  As of December 31, 2009, there were 498,533 shares of common stock issued to consultants and there were 1,278,841 options granted from this plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Balances at December 31, 2006	1,065,745	$2.94

Options granted	228,577	1.41
Options exercised	—	—
Options forfeited	(203,943)	2.90
Options cancelled	(196,056)	2.67
Balances at December 31, 2007	894,323	$2.62
Options granted	927,253	0.89
Options exercised	—	—
Options forfeited	(205,903)	2.29
Options cancelled	—	—
Balances at December 31, 2008	1,615,673	$1.63
Options granted	1,278,840	1.03
Options exercised	(5,342)	0.98
Options forfeited	(71,597)	2.60
Options cancelled	—	$—
Balances at December 31, 2009	2,817,574	$1.33	6.12	$2,101,989
Vested or expected to vest at December 31, 2009(1)	2,769,913	$1.26	6.61	$1,533,506
Exercisable at December 31, 2009	2,136,697	$1.40	6.61	$1,533,506

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2009, there were 275,632 shares available for grant under the 2008, 2003 and 2000 Plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2009 for the options that were in-the-money.  As of December 31, 2009 there were 2,421,628 options that were in-the-money.   The Company’s closing stock price was $1.88 as of December 31, 2009. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	1,221,451	6.32	$0.83	891,385	$0.81
$1.00 - $1.80	1,200,177	7.14	1.20	893,390	1.24
$2.60 - $2.70	358,746	2.49	2.62	316,222	2.61
$3.50 - $22.50	37,200	1.78	9.75	35,700	9.65
	2,817,574	6.12	$1.33	2,136,697	$1.40

On July 21, 2006, certain employees and Directors of the Company agreed to cancel approximately 467,000 shares underlying existing stock options in return for the re-pricing of approximately 869,000 existing options at $2.60 per share having a weighted average original exercise price of $11.97.  Option grants that have not been re-priced remain unchanged.  The unvested options which were re-priced continue to vest on original vesting schedules, but in no event vest prior to January 19, 2007.  Previously vested options which were re-priced were fully vested on January 19, 2007.  Re-priced grants will be forfeited if the individual leaves voluntarily.  The Company has accounted for the re-pricing and cancellation transactions as a modification.

Stock based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.   Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of stock-based compensation to expense categories for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the years ended December 31,
	2009	2008	2007
Cost of revenue	$134	$134	$215
Research and development	201	237	357
Selling, general, and administrative	775	557	1,080
Total stock compensation expense	$1,110	$928	$1,652

At December 31, 2009, total unrecognized compensation costs related to stock options was approximately $0.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.1 years.  The total fair value of the shares that vested in 2009 was $0.8 million.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.  For the twelve months ended December 31, 2009, there were 60,000 options granted to consultants.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 1.44% to 1.70%; expected volatility – 68.4% to 84.1%; and expected term – 3 years.

In determining the fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007, the following key assumptions were used in the Black-Scholes option pricing model:

	For the years ended December 31,
	2009	2008	2007

Dividend yield	0%	0%	0%
Risk free interest rates	1.44 – 2.51%	1.71% - 3.37%	3.28% - 4.23%
Expected volatility	68% - 86%	87% -92%	105% -106%
Expected term ( in years)	3-5.5 years	5 years	5 years

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

Warrants

At December 31, 2009, there are 9,267,821 warrants to purchase shares of common stock outstanding and exercisable at exercise prices ranging from $0.48 to $10.00 and expiration dates ranging from April 25, 2010 to December 22, 2013.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2005	2,619,725	$10.20
Warrants granted	1,805,037	3.49
Warrants exercised	—	—
Warrants expired	(876,588)	6.90
Balances at December 31, 2006	3,548,174	$7.05
Warrants granted	4,831,859	0.88
Warrants exercised	(9,524)	0.35
Warrants expired	(30,000)	4.26
Balances at December 31, 2007	8,340,509	$2.65
Warrants granted	4,038,740	1.22
Warrants exercised	—	—
Warrants expired	(100,009)	27.60
Balances at December 31, 2008	12,279,239	$1.88
Warrants granted	—	—
Warrants exercised	(2,900,000)	1.03
Warrants expired	(111,418)	1.28
Balances at December 31, 2009	9,267,821	$2.16

Note 12 - COMMITMENTS AND CONTINGENCIES

Royalties

The Company signed a license agreement on March 29, 1999 with Eastman Kodak (“Kodak’), under which it is obligated to make royalty payments. Under this agreement, the Company must pay to Kodak a minimum royalty plus a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment was delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $556 thousand and $868 thousand for the years ended December 31, 2008 and 2007, respectively, as income from the license of intangible assets and included this amount in other income on the Consolidated Statements of Operations.  For the years ended December 31, 2008 and 2007, royalty expense of approximately $1.1 million and $1.2 million, respectively, was included in cost of goods sold.  As of January 1, 2009, the royalty payments reverted to 100%.  The minimum annual royalty payment for 2009 of $125 thousand was paid in January 2009.

In late 2008, the Company began evaluating the status of its manufacturing process and the use of the IP associated with its license agreement.  After this analysis and after making a few changes to its manufacturing process, the Company determined it was no longer using the IP covered under the license agreement.  The associated royalty liability has been reduced by the Company to royalties on inventory produced prior to the manufacturing process changes.   For the twelve months ended December 31, 2009, the Company recorded approximately $272 thousand as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheet as the Company believes this is the amount due under the agreement which is based on applying the royalty formula to only the sold displays produced prior to the manufacturing process changes.

As the Company has determined it is no longer using the IP covered under the license agreement in its manufacturing process, the Company believes that it is no longer required to pay the minimum annual royalty payment of $125,000 and as such has not paid or accrued this amount in 2010.   However, the Company has approximately $109 thousand of inventory manufactured using the Kodak IP which if sold would result in royalty due of approximately $27 thousand.  Going forward, the Company will continue to recognize the reduced royalty liability on sales of product produced prior to the manufacturing process change.  There can be no assurance that the licensor will not challenge the Company’s position.

The Company was notified Kodak sold substantially all rights and obligations under the Company’s license agreement to Global OLED Technology, owned by LG Electronics, as of December 30, 2009.

Operating leases

The Company leases office facilities and office, lab and factory equipment under operating leases.   The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014.

eMagin corporate headquarters are located in Bellevue Washington. eMagin leases approximately 5,100 square feet.   The lease expires in August 31, 2014.

The future minimum lease payments through 2014 are $4.9 million. Rent expense was approximately $1.3 million for each of the years ended December 31, 2009, 2008, and 2007, respectively.

The following is a schedule of future minimum lease payments under long-term operating leases (in thousands):

Year Ending December 31,
2010	$1,094
2011	1,119
2012	1,157
2013	1,197
2014	346

Net minimum lease payments	$4,913

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2009, 2008, and 2007.

Legal proceedings

A former employee (“plaintiff”) of the Company commenced legal action in the United States District Court for the Southern District of New York, on or about October 12, 2007, alleging that the plaintiff was subject to gender based discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964 ( Case No. 07-CV-8827 (KMK) .  The plaintiff sought unspecified compensatory damages, punitive damages and attorneys’ fees.  The Company and the plaintiff settled this action in May 2009.  The settlement did not have a material effect on the Company’s results of operations.

On December 6, 2005, New York State Urban Development Corporation commenced action against eMagin in the Supreme Court of the State of New York, County of New York asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.  On July 13, 2006, eMagin agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of the $150,000 grant. The settlement required that repayments be made on a monthly basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.  As of December 31, 2009, the settlement was paid and $37,800 was forgiven as a result of timely payments and was recorded in other income on the Company’s consolidated statements of operations.

Note 13 – RELATED PARTY TRANSACTIONS

2009

None.

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

2007

On July 23, 2007, the Company entered into Agreements with the note holders and issued 8% Amended Senior Secured Convertible Notes (“Amended Notes”) to the note holders in the principal amount equal to the principal amount outstanding as of July 23, 2007. The due date for the principal payment was extended to December 21, 2008 and the interest rate increased to 8%. The Amended Notes were convertible into 8,407,612 shares of the Company’s common stock. The conversion price for approximately $5.77 million of principal was revised from $2.60 to $.75 per share and the conversion price of $.35 per share for $250 thousand of principal was unchanged. $3.0 million of the Notes were convertible into 3,010 shares of the Company’s newly formed Series A Convertible Preferred Stock (the “Preferred”) at a conversion price of $1 thousand per share. The Preferred was convertible into common stock at the same price allowable by the Amended Notes, subject to adjustment as provided for in the Certificate of Designations. The Amended Notes adjusted the exercise price from $3.60 to $1.03 per share for 1,553,468 warrants and required the issuance of 3,831,859 warrants exercisable at $1.03 per share pursuant to which the note holders may acquire common stock until July 21, 2011.

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

On March 28, 2007, the Company entered into an amendment to the Stillwater Agreement, originally dated July 21, 2006. On April 9, 2007, the sale of the Stillwater Note and Warrant was complete and the Company issued a 6% Senior Secured Convertible Note in the principal amount of $500 thousand and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.48. On July 23, 2007, Stillwater elected to convert $250 thousand of the principal amount of the Note and approximately $2 thousand of accrued and unpaid interest. Stillwater received 720,476 shares of Common Stock at the conversion price of $0.35.  The remaining 50% was amended to an 8% Amended Senior Secured Convertible Note on July 23, 2007.

A family member of an outside director of eMagin was the holder of a Series A warrant to purchase an aggregate of 4,286 shares of common stock. As a result of the Stillwater transaction, the exercise price of all Series A warrants was reduced from $5.50 to $0.35 per share.

Note 14 – SEPARATION AND EMPLOYMENT AGREEMENTS

2009

On May 8, 2009, the Company signed a three year executive employment agreement with Paul Campbell to serve as the Company’s Chief Financial Officer, Senior Vice President and Treasurer.  Mr. Campbell had been serving as the Company’s Interim Chief Financial Officer since April 15, 2008.  Pursuant to the employment agreement, Mr. Campbell is paid an annual salary of $282 thousand and was granted options to purchase 340,000 shares of the Company’s common stock which are exercisable at $1.09 per share, the market price on the date of the grant.  The options vest as follows:  one third of the options vest immediately and one third will vest annually on the subsequent two anniversary dates.   If Mr. Campbell voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Campbell’s employment with or without cause.  If the Company terminates without cause, Mr. Campbell will be entitled to one year of salary.

In connection with the employment of Paul Campbell, the Company entered into an agreement with Tatum LLC (“Tatum”).  Pursuant to the agreement with Tatum, the Company paid Tatum a signing fee of approximately $99 thousand and shall pay Tatum $1 thousand per month for as long as Mr. Campbell is employed by eMagin.  In addition, the Company granted Tatum 60,000 options with the same vesting and exercise price as Mr. Campbell's and will pay Tatum 15% of any cash bonus that is paid to Mr. Campbell.

2008

Effective June 1, 2008, Andrew G. Sculley became the Company’s Chief Executive Officer, President and Director pursuant to a three year employment agreement dated May 13, 2008. Pursuant to the agreement, Mr. Sculley will be paid a salary of $300 thousand, per annum, increasing to $310 thousand, per annum, after six months and to $320 thousand, per annum, at the end of the first year.  Mr. Sculley was granted 500,000 qualified stock options which are exercisable at $0.81 per share, the market price on the date of the grant.   The options vest as follows:  166,667 shares vest immediately, 166,667 vests on the first anniversary date, and 166,666 vests on the second anniversary date.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to one year of salary.

Effective April 15, 2008, Mr. Paul Campbell began serving as the Company’s Interim Chief Financial Officer pursuant to an agreement between the Company and Tatum, LLC, dated April 2, 2008 (the “Tatum Agreement”).  Pursuant to the Tatum Agreement, for a minimum term of three months, Mr. Campbell will be paid a salary of $24.5 thousand per month and the Company will also pay Tatum a fee of $10.5 thousand per month plus $300 per business day.  The Tatum Agreement was modified in January 2009 to exclude the $300 per business day. Either party may terminate the Tatum Agreement by providing the other with at least 30 days notice.

Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company. Michael D. Fowler became the Company’s Interim Chief Financial Officer effective December 27, 2007.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company recorded severance expense of $60 thousand.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for the term, February 1 through August 1, 2008.  Dr. Park was paid a sum of $75 thousand.  In addition to the compensation, Dr. Park received non-qualified stock options to acquire 56,250 shares of common stock which are fully vested and exercisable on the dates of the grant.   On May 1, 2008, Dr. Park received non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and are fully vested.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provides for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement. See Note 16- Subsequent Events for additional disclosure.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Note 15 - CONCENTRATIONS

The Company had one customer that accounted for approximately 12% of its total revenue in 2009 and two customers that each accounted for 11% of its total revenue in 2008.

For the year ended December 31, 2009, approximately 57% of the Company’s net revenues were derived from customers in the United States and approximately 43% of the Company’s net revenues were derived from international customers.  For the year ended December 31, 2008, approximately 61% of the company’s net revenues were derived from customers in the United States and approximately 39% of the Company’s net revenues were derived from international customers.   For the year ended December 31, 2007, approximately 51% of the company’s net revenues were derived from customers in the United States and approximately 49% of the Company’s net revenues were derived from international customers.

At December 31, 2009, there were ten customers who comprised 71% of the outstanding accounts receivable and at December 31, 2008, there were five customers who comprised 60% of the outstanding accounts receivable.   The Company had one customer that accounted for 12% and two customers that accounted for 11% of its outstanding accounts receivable in 2009.

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 16 - SUBSEQUENT EVENTS

On March 3, 2010, the Company and Susan Jones signed an agreement that extends the termination date of the employment agreement (as amended) between the Company and Ms. Jones until the sooner to occur of April 30, 2010, the date on which a new employment agreement is executed or when negotiation of a new employment agreement has ceased.

On March 17, 2010, Gary Jones, a former executive at the Company filed a complaint for damages in the Superior Court of the State of Washington for King County (the "Complaint") against the Company and the Company's Chief Financial Officer. The Complaint alleges unspecified damages for failure to pay contractual payments and wages under Washington law and includes, among other claims, breach of contract, breach of the duty of good faith and fair dealing, promissory estoppel and misrepresentation. The Company denies the allegations raised in the Complaint and intends to vigorously defend itself.  There can be no assurance of the outcome of this matter.

Note 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2009 and 2008 are as follows (in thousands except per share data):

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$5,144	$5,852	$6,107	$6,719
Gross margin	$2,459	$3,799	$3,500	$3,889
Net income before provision for income tax	$394	$1,339	$1,190	$1,429
Net income	$394	$1,339	$1,190	$1,339
Net income per share – basic	$0.02	$0.08	$0.07	$0.08
Net income per share – diluted	$0.02	$0.05	$0.04	$0.05
Weighted average number of shares outstanding – basic	15,860	16,186	16,513	16,965
Weighted average number of shares outstanding –diluted	23,899	24,607	26,592	28,605

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,665	$5,619	$5,185	$5,270
Gross margin	$352	$2,623	$2,384	$2,707
Net income (loss) before provision for income tax	$(2,674)	$(122)	$361	$576
Net (loss) income	$(2,674)	$(122)	$361	$576
Net (loss) income per share – basic	$(0.21)	$(0.01)	$0.02	$0.04
Net (loss) income per share – diluted	$(0.21)	$(0.01)	$0.02	$0.03
Weighted average number of shares outstanding – basic	12,621	14,321	14,617	15,113
Weighted average number of shares outstanding –diluted	12,621	14,321	23,430	23,907

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for eMagin.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  Management has determined that, as of the December 31, 2009 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management believes, based on this evaluation, that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Management’s Assessment

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

(c) Changes in Internal Control over Financial Reporting

For the year ended December 31, 2008, we had identified in our Form 10-K the following material weaknesses:

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

In 2009, we focused on remediation activities to address the material weakness in disclosure and financial reporting controls.  We conducted testing and evaluation of the controls implemented as part of the remediation plan to ascertain that they were operating effectively.  In the last two quarters of 2009, there has been substantial improvement in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The substantial improvement is a result of the following measures that are now in place:

•	Hired more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.
•	Implemented control procedures within the month and quarter end close processes including documentation of procedures and processes completed and approved by management.
•	Reassigned and altered functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.
•	Updated the Company’s policies and procedures along with control matrices and implemented testing procedures to ensure ongoing compliance.
•
Added additional information technology staffing and implemented information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

The changes we made to remedy the prior year’s material weakness described above were the only changes in our internal control over financial reporting during the last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Audit Committee has taken an active role in reviewing and discussing the internal controls with our registered public accounting firm and financial management.  Our management and the audit committee will continue to actively monitor the effectiveness of the internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and executive officers as of February 28, 2010:

Name	Age	Position
Andrew G. Sculley	58	Chief Executive Officer, President, and Director
Paul Campbell (4)	54	Chief Financial Officer
Susan K. Jones	58	Chief Business Officer, Secretary
Adm. Thomas Paulsen (Ret.) (2)(3*)	73	Chairman of the Board, Director
Claude Charles (1)(2)(3)(5)	72	Director
Paul Cronson	53	Director
Irwin Engelman (1*)	75	Director
Jacob Goldman (2*)(3)	88	Director
Brig. Gen. Stephen Seay (U.S. Army, Ret.) (1)(3)	63	Director

(1)	Audit Committee
(2)	Governance & Nominating Committee
(3)	Compensation Committee
(4)	On May 8, 2009, Paul Campbell became the Chief Financial Officer of the Company
(5)	As of September 1, 2009, Claude Charles is a member of the Governance & Nominating and the Compensation Committees.
* Committee Chair

Andrew G. Sculley became the Company’s Chief Executive Officer and President on June 1, 2008 and was appointed to the Board of Directors on November 2, 2009. Mr. Sculley served as the General Manager of Kodak’s OLED systems Business Unit and Vice President of Kodak’s Display Business from 2004 to 2008. From 2003 to 2006, he served on the Board of Directors of SK Display, a joint venture between Sanyo and Kodak. From 1996 to 2001 Mr. Sculley served as the Manager of Operations, CFO and member of the Board of Directors of Kodak Japan Ltd., where he managed Distribution, Information Technologies, Legal, Purchasing and Finance. Previously, he held positions in strategic planning and finance in Eastman Kodak Company.  Mr. Sculley holds an MBA from Carnegie-Mellon University and an MS in physics from Cornell University. He attended Harvard University’s International Senior Management Program while an executive at Kodak.

Paul Campbell became the Company’s Chief Financial Officer as of May 8, 2009.  Prior to this date, Paul Campbell had served as the Company’s Interim Chief Financial Officer since April 15, 2008. Mr. Campbell is a partner with Tatum, LLC (“Tatum”), an executive services firm, since November 2007. Mr. Campbell served as the Chief Financial Officer of four public companies, including Checkers Drive-In Restaurants, Inc, which until 2006 was traded on the Nasdaq and as Chief Financial Officer of Famous Dave’s of America, Inc., a publicly held company currently trading on the Nasdaq.  Mr. Campbell also served as Chief Financial Officer of Sonus Corporation, a medical device retailer, and of Organic To Go, Inc., an emerging publicly-held food company, from May 2007 through October 2007.  From 2001 through April 2007, Mr. Campbell owned and operated Campbell Capital, LLC, a consulting and investment firm in Seattle, Washington providing strategic planning and financing services to small businesses. Mr. Campbell received his Masters of Business Administration from Pepperdine University and his Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara.

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

Claude Charles has served as a director since April of 2000. During 2005 and 2006, Mr. Charles was lead independent non-executive director on the Board of Pacific Internet Inc, Singapore. Mr. Charles has served as President of Azur Capital Limited since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings. Prior to 1996, Mr. Charles has also served as a director and in senior executive positions at SG Warburg and Co. Ltd., Peregrine Investment Holdings, Trident International Finance Ltd., and Dow Banking Corporation. Mr. Charles holds a B.S. in economics from the Wharton School at the University of Pennsylvania and a M.S. in international finance from Columbia University.

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

General Stephen M. Seay (U.S. Army, Ret.) has served as a director since January 2006. General Seay founded Seay Business Solutions, LLC, Florida veteran owned small business, in 2006, is an Associate in The Spectrum Group, Alexandria, Virginia and CMA & Associates, Virginia Beach, Virginia.  He serves on the Board of Directors and as Treasurer for Kid’s House of Seminole County, Florida (children’s advocacy), Orlando Science Center, Orlando, Florida (STEM) and on the Board of Advisors, ADS Tactical Corporation, Virginia Beach, Virginia (force provider).  He held a wide variety of command and staff positions during his thirty-three year Army career, culminating as the Program Executive Officer, Simulation, Training and Instrumentation (PEO STRI) from 2000-2005 and concurrently as Commanding General, Joint Contracting Command-Iraq/Head of Contracting Authority, Operation Iraqi Freedom, Iraq, 2004-2005.  General Seay performs corporate and independent director responsibilities as a member of audit, compensation, finance and executive committees; as a corporate line of business, provides expertise in high technology operational modeling, simulation, education and training, command and control, cyber operations, strategic planning, resource management/allocation, operations research and system life cycle planning, programming, execution, and sustainment.  He assists companies in forming partnerships.  General Seay holds a Bachelor of Science degree from the University of New Hampshire and a Master of Science degree from the North Carolina State University.  TS/SCI Clearance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of eMagin common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

General Information Concerning the Board of Directors

The Board of Directors of eMagin is classified into three classes: Class A, Class B and Class C. As of December 31, 2009, Irwin Engelman and Andrew Sculley are Class A Directors, who will hold office until the next Annual Meeting of our stockholders (“Annual Meeting”). Paul Cronson, Admiral Thomas Paulsen, and General Stephen Seay are Class B directors who will hold office until the next Annual Meeting. Claude Charles and Dr. Jacob Goldman are Class C directors who will hold office until the next Annual Meeting.  There was no Annual Meeting held during 2009.   In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

Our Board of Directors held 9 meetings during 2009. Our independent directors met in executive session on a periodic basis in connection with regular meetings, as well as in their capacity as members of our Audit Committee and Compensation Committee.

Compensation of Directors

Non-management directors receive options under the 2003 Stock Option Plan and 2008 Incentive Stock Plan. Under these Plans, a grant of options to purchase 15,000 shares of common stock will automatically be granted on the date a director is first elected or re-elected, or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become fully vested at the end of the year granted. For the 2009 calendar year, Directors received an annual cash retainer of $10,000 and an annual stock retainer of 25,000 options, fully vested, at market price on the date of issuance.   Directors are also granted options based on committee assignments consisting of options to purchase 10,000 shares per year for members of the Compensation committee, 10,000 shares for the Governance and Nominating committee and 15,000 shares for the Audit committee. Each committee chair will receive 5,000 additional shares which vest at the end of the year granted. In 2009, the chairs of the Audit and the Governance and Nominating committees received an additional 5,000 options.  In 2009, the Non-executive Chairman received 100,000 shares for the years 2008 and 2009 which vested upon grant date.  In 2009, the Directors received a special grant of 25,000 shares vested at grant date for services rendered in the years 2007 through 2009 and Jack Goldman and Claude Charles received a special grant of 25,000 shares which also vested at grant date. In addition, each non-management director receives $1,000 for each in-person Board meeting, and $500 for each teleconference meeting or Committee meeting. Directors are eligible for reimbursement for ordinary expenses incurred in connection with attendance at such meetings.

In 2010, the changes to the Directors’ Compensation are as follows:  the annual stock option grant will be 50,000 shares and there will be no stock option grant related to the individual committee participation; the Board meeting fees will increase to $1,250 for in-person and $750 for teleconference; there will be an additional per meeting fee to the Audit committee chair of $500 and the Governance and Nominating and Compensation chairs of $250, each; and the annual option grant of 50,000 shares to the Non-executive Chairman will vest at the end of the grant year.

Audit Committee. The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Audit Committee has adopted an Audit Charter, which is posted on our website at http://www.emagin.com/investors.  The Audit Committee is composed of three Directors, Claude Charles, Irwin Engelman, and General Stephen Seay. The Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent. The Board has determined that Mr. Engelman is an “audit committee financial expert” as defined by the SEC. During 2009, the Audit Committee held 6 meetings in person or through a conference call.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee is presently composed of four Directors, Jack Goldman, Thomas Paulsen, Claude Charles and Stephen Seay, each of whom the Board has determined to be independent and none of whom has been an employee of the Company. During 2009, the Compensation Committee held 5 meetings in person or through a conference call.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance and ethics policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our website at http://www.emagin.com/investors.   The Governance and Nominating Committee is composed of Jack Goldman, Claude Charles and Thomas Paulsen, each of whom the Board has determined to be independent. During 2009, the Governance and Nominating Committee held 4 meetings in person or through a conference call.

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

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to eMagin Corporation, c/o Corporate Secretary, 3006 Northup Way, Suite 103, Bellevue, WA 98004, or emailing to sjones@emagin.com. At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2009 compensation program and related decisions.

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

Compensation for the Chairman

For 2009, Admiral Paulsen received an annual stipend of $60,000 for serving as Non-Executive Chairman of the Board, an annual cash retainer of $10,000 for serving as a director, and meetings fees.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2009, 2008 and 2007 exceeded $100,000.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards		Option awards	Non-equity incentive plan compens- ation	Change in pension value and non qualified deferred compensation	All Other Compensation		Total
Name and principal position	Year	($)	($)	($)		($), (a)	($)	($)	($)		($)
Andrew G. Sculley, President and Chief Executive Officer (1)
	2009	317,115	-	-		-	-	-	-		317,115
	2008	161,923	-	-		287,150	-	-	-		449,073
	2007	-	-	-		-	-	-	-		-

K.C. Park, Interim President and Chief Executive Officer (2)	2009	-	-	-		-	-	-	-	-	-
	2008	105,817	60,000	-	(7)	42,371	-	-	75,000	(8)	283,188
	2007	313,462	-	40,000	(9)	-	-	-	-		353,462

Gary Jones, President and Chief Executive Officer (3)	2009	-	-	-		-	-	-	-		-
	2008	-	-	-		-	-	-	-		-
	2007	102,060	-	430,000	(10)	-	-	-	51,638	(11)	583,698

Paul Campbell, Chief Financial Officer (4)	2009	287,331	-	-		222,326	-	-	-		509,657
	2008	203,539	-	-		-	-	-	-		203,539
	2007	-	-	-		-	-	-	-		-

Michael D. Fowler, Interim Chief Financial Officer (5)	2009	-	-	-		-	-	-	-		-
	2008	84,808	-	-		-	-	-	-		84,808
	2007	-	-	-		-	-	-	-		-

John D. Atherly, Chief Financial Officer (6)	2009	-	-	-		-	-	-	-		-
	2008	44,628	-	-		-	-	-	-		44,628
	2007	243,000	-	-		-	-	-	-		243,000

Susan Jones, Executive Vice President, Chief Business Officer, and Secretary	2009	316,212	-	-		-	-	-	238,220	(13)	554,432
	2008	329,916	-	-		-	-	-	189,325	(13)	519,241
	2007	278,888	-	-		-	-	-	175,184	(13)	454,072

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

(3) Mr. Jones resigned as President and Chief Executive Officer in January 2007.
(4) Mr. Campbell has been serving as our Chief Financial Officer as of May 8, 2009. Prior to this date, he had served as our Interim Chief Financial Officer since April 15, 2008.
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
(13) This amount represents sales incentive compensation earned by the named executive officer.
Column note:
(a) The amounts in this column represent the fair value of option awards to the named executive officer as computed on the date of the option grants using the Black-Scholes option-pricing model.

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2009 as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Total Grant Date Fair Value ($)
Paul Campbell	May 8, 2009(1)	340,000	1.09	222,326

(1)  1/3 of the grant is exercisable immediately; 1/3 of the grant is exercisable on the first anniversary and the remaining 1/3 is exercisable on the second anniversary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2009, and each person who served as an executive officer of eMagin Corporation as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option Awards						Stock Awards
Name and principal position	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options		Options exercise price	Option expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable	(#), (a)		($)		(#)	($)	(#)	($)
Andrew G. Sculley, President and Chief Executive Officer	333,333	166,667	500,000		0.81	June 2, 2015	-	-	-	-

Paul Campbell, Chief Financial Officer (1)	113,333	226,667	340,000		1.09	May 8, 2014	-	-	-	-

Susan Jones, Executive Vice President, Chief Business Officer, and Secretary	16,770	-	16,770	(a)	2.60	January 11, 2010	-	-	-	-
	9,685	-	9,685	(a)	2.60	January 11, 2010	-	-	-	-
	16,250	-	16,250	(a)	2.60	March 17, 2010	-	-	-	-
	11,700	-	11,700	(a)	2.60	November 30, 2012	-	-	-	-
	11,932	-	11,932	(a)	2.60	April 24, 2013	-	-	-	-
	7,159	-	7,159	(a)	2.60	August 30, 2013	-	-	-	-
	7,159	-	7,159	(a)	2.60	December 1, 2013	-	-	-	-

(1) Mr. Campbell has been serving as our Chief Financial Officer as of May 8, 2009. Prior to this date, he served as our Interim Chief Financial Officer since April 15, 2008.
Column note:
On November 3, 2006, a reverse stock split, ratio of 1-for-10, became effective. All stock options presented reflect the stock split.
(a) The options were repriced.   On July 21, 2006, certain employees agreed to cancel a portion of their existing stock options in return for repricing the remaining stock options at $2.60 per share.  The repriced unvested options continued to vest on the original schedule.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2009.

Pension Benefits

eMagin does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

eMagin does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

2009

On May 8, 2009, the Company signed a three year executive employment agreement with Paul Campbell to serve as the Company’s Chief Financial Officer, Senior Vice President and Treasurer.  Mr. Campbell had been serving as the Company’s Interim Chief Financial Officer since April 15, 2008.  Pursuant to the employment agreement, Mr. Campbell is paid an annual salary of $282,000 and was granted options to purchase 340,000 shares of the Company’s common stock which are exercisable at $1.09 per share, the market price on the date of the grant.  The options vest as follows:  one third of the options vest immediately and one third will vest annually on the subsequent two anniversary dates. .   If Mr. Campbell voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Campbell’s employment with or without cause.  If the Company terminates without cause, Mr. Campbell will be entitled to one year of salary.

2008

Effective June 1, 2008, Andrew G. Sculley became the Company’s Chief Executive Officer, President and Director pursuant to a three year employment agreement dated May 13, 2008. Pursuant to the agreement, Mr. Sculley will be paid a salary of $300,000, per annum, increasing to $310,000, per annum, after six months and to $320,000, per annum, at the end of the first year.  Mr. Sculley was granted 500,000 qualified stock options which are exercisable at $0.81 per share, the market price on the date of the grant.  The options vest as follows:  166,667 shares vest immediately, 166,667 vests on the first anniversary date, and 166,666 vests on the second anniversary date.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to one year of salary.

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

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provides for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement.  On March 3, 2010, the Company and Susan Jones signed an agreement that extends the termination date of the employment agreement (as amended) between the Company and Ms. Jones until the sooner to occur of April 30, 2010, the date on which a new employment agreement is executed or when negotiation of a new employment agreement has ceased.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits our principal executive officers would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 31, 2009, the last business day of the fiscal year:

Name	Voluntary Resignation w/o Good Reason		Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause	Involuntary Termination with a Change in Control

Andrew Sculley
Cash severance	$—		$320,000	(1)	$320,000	(1)	$—	$320,000	(1)
Vesting of stock options	$—		$178,333	(2)	$178,333	(2)	$—	$178,333	(2)
Paul Campbell

Cash severance	$—		$282,000	(1)	$282,000	(1)	$—	$282,000	(1)
Vesting of stock options			$179,067	(2)	$179,067	(2)	$—	$179,067	(2)
Susan Jones

Cash severance	$359,074	(3)	$875,648	(4)	$875,648	(4)	$—	$875,648	(4)
Post-termination health and welfare	$—		$12,036	(5)	$12,036	(5)	$—	$12,036	(5)
Vesting of stock options	$—		$—	(6)	$—	(6)	$—	$—	(6)

(1)
This amount reflects the sum that is payable at the discretion of the Company either (i) as a lump sum or (ii) in twelve monthly payments to the named executive upon the triggering event. All calculations were made as of December 31, 2009 using then current salary figures for the named executive.

(2)
This amount reflects the value of the stock options awards that were unvested as of December 31, 2009 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event.  The closing market share price for the Company’s common stock was $1.88 at December 31, 2009.

(3)
This amount is comprised of salary that is payable at the discretion of the Company either (i) as a lump sum or (ii) in six monthly payments to the named executive upon the triggering event and incentive compensation that accrues through the end of the third sequential quarter after the triggering event and payable on a quarterly basis to the named executive.  All calculations were made as of December 31, 2009 using then current salary figures for the named executive.

(4)
This amount is comprised of salary that is payable at the discretion of the Company either (i) as a lump sum or (ii) in eighteen monthly payments to the named executive upon the triggering event and incentive compensation that accrues for eighteen months following the triggering event and payable on a quarterly basis to the named executive.  All calculations were made as of December 31, 2009 using then current salary figures for the named executive.

(5)	This amount reflects the COBRA payments for health and dental benefits that eMagin would make on behalf of the named executive.
(6)
This amount would reflect the value of the stock option awards that were unvested as of December 31, 2009 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event.  As of December 31, 2009, all stock options were fully vested.

Director Compensation Arrangements

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2009.  The table includes only directors that were not employees of eMagin Corporation.  Any director who was also an executive officer is included in the Summary Compensation Table.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash($)	Stock awards ($)	Option awards($)	Non-equity incentive plan compensation($)	Change in pension value and nonqualified deferred compensation earnings($)	All other compensation ($)	Total($)
Claude Charles	26,500	-	63,541	-	-	-	90,041
Paul Cronson	15,500	-	32,264	-	-	-	47,764
Irwin Engelman	19,500	-	52,264	-	-	-	71,764
Jack Goldman	23,000	-	75,541	-	-	-	98,541
Thomas Paulsen	88,000	-	97,264	-	-	-	185,264
Stephen Seay	22,500	-	57,264	-	-	-	79,764

The following table sets forth information with respect to the outstanding equity awards of our directors as of December 31, 2009:
OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#), (a)	($)	Date	(#)	($)	(#)	($)
Claude Charles	1,000	-	1,000	3.50	January 2, 2010	-	-	-	-
	975	-	975	2.60	July 2, 2010	-	-	-	-
	650	-	650	2.60	September 2, 2010	-	-	-	-
	3,250	-	3,250	2.60	April 5, 2011	-	-	-	-
	1,950	-	1,950	2.60	June 15, 2014	-	-	-	-
	975	-	975	2.60	September 30, 2015	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	12,700	-	12,700	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	30,000	-	30,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	52,500	-	52,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-

Paul Cronson	4,875	-	4,875	2.60	July 2, 2010	-	-	-	-
	1,625	-	1,625	2.60	June 15, 2014	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	10,400	-	10,400	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	12,500	-	12,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-

Irwin Engelman	3,900	-	3,900	2.60	October 3, 2012	-	-	-	-
	975	-	975	2.60	September 30, 2015	-	-	-	-
	163	-	163	2.60	October 3, 2015	-	-	-	-
	5,038	-	5,038	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	30,000	-	30,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	37,500	-	37,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-

Jacob Goldman	650	-	650	2.60	July 2, 2010	-	-	-	-
	3,900	-	3,900	2.60	September 2, 2010	-	-	-	-
	2,113	-	2,113	2.60	June 15, 2014	-	-	-	-
	650	-	650	2.60	September 30, 2015	-	-	-	-
	488	-	488	2.60	October 3, 2015	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	12,026	-	12,026	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	30,000	-	30,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	67,500	-	67,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-

Thomas Paulsen	3,900	-	3,900	2.60	July 30, 2010	-	-	-	-
	1,300	-	1,300	2.60	June 15, 2014	-	-	-	-
	1,625	-	1,625	2.60	September 30, 2015	-	-	-	-
	3,250	-	3,250	2.60	October 3, 2015	-	-	-	-
	813	-	813	2.60	December 31, 2015	-	-	-	-
	11,213	-	11,213	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	20,000	-	20,000	0.70	July 24, 2018	-	-	-	-
	112,500	-	112,500	0.70	April 1, 2019	-	-	-	-
	37,500	-	37,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-

Stephen Seay	3,900	-	3,900	2.60	February 14, 2016	-	-	-	-
	3,900	-	3,900	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	20,000	-	20,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	37,500	-	37,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of eMagin during years ending December 31, 2007, 2008 and 2009, except as noted below.  In addition, during the most recent fiscal year, no eMagin executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.   On January 31, 2008, Dr. K.C. Park resigned as our Interim Chief Executive Officer and President and Thomas Paulsen, a director and Chairman of both the Board of Directors and the Compensation Committee, assumed that role on an interim basis until June 1, 2008 when Andrew G. Sculley, Jr. joined the Company as Chief Executive Officer and President.  No change in Admiral Paulsen’s compensation occurred as a result of his accepting the temporary position of Interim Chief Executive Officer and President.

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
Claude Charles

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of February 28, 2010, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Stillwater LLC (1)	13,137,958	36.0%
Ginola Limited (2)	5,079,856	13.9%
Rainbow Gate Corporation (3)	1,951,037	5.3%
Susan K Jones (4)	608,260	1.7%
Paul Cronson (5)	610,031	1.7%
Andrew G. Sculley (6)	333,334	*
Jack Goldman (7)	208,727	*
Thomas Paulsen (8)	267,101	*
Claude Charles (9)	194,400	*
Irwin Engelman (10)	165,076	*
Stephen Seay (11)	152,800	*
Paul Campbell (12)	113,333	*
All executive officers and directors as a group (consisting of 9 individuals) (13)	2,653,062	7.3%

*Less than 1% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or preferred shares exercisable or convertible within 60 days of February 28, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 36,514,371 shares: 17,073,558 shares of common stock outstanding on February 28, 2010 and 19,440,813 shares issuable upon the exercise of options, warrants exercisable, and preferred shares convertible on or within 60 days of February 28, 2010, as described below.

(1) This figure represents: (i) 2,969,819 shares of common stock owned by Stillwater LLC, which includes 276,084 shares of common stock owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; (ii) warrants held by Stillwater LLC to purchase 3,853,472 shares of common stock, which includes warrants to purchase 737,620 shares of common stock held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; and (iii) 6,314,667 shares of common stock underlying convertible preferred shares which includes 937,333 shares of common stock underlying convertible preferred shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Stillwater LLC as sole member, and Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation as investment manager; therefore Stillwater LLC is deemed to beneficially own the shares held by Rainbow Gate as “beneficially owned” but Stillwater LLC disclaims beneficial ownership of such shares.

(2) This figure represents: (i) 1,257,629 shares of common stock owned by Ginola Limited, which include: 276,084 shares of common stock held indirectly by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation; 65,080 shares of common stock owned by Mount Union Corp.; 57,372 shares of common stock owned by Chelsea Trust Company Limited, as trustee (Ginola Limited disclaims beneficial ownership of the shares owned by Mount Union Corp. and Chelsea Trust Company Limited, as trustee); and 284,736 shares of common stock owned by Crestflower Corporation, in which the sole shareholder of Crestflower Corporation is Ginola Limited; and (ii) warrants held by Ginola Limited to purchase 1,814,227 shares of common stock, which include: warrants to purchase 737,620 shares of common stock held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation; warrants to purchase 32,540 shares of common stock owned by Mount Union Corp.; warrants to purchase 27,273 shares of common stock held indirectly by Chelsea Trust Company Limited, as trustee (Ginola Limited disclaims beneficial ownership of the shares owned by Mount Union Corp. and Chelsea Trust Company Limited, as trustee); and warrants to purchase 120,193 shares of common stock held by Crestflower Corporation, in which the sole shareholder of  Crestflower Corporation is Ginola Limited; and (iii) 2,008,000 shares of common stock underlying convertible preferred shares, which includes 937,333 shares of common stock underlying convertible preferred shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation. Stillwater LLC and Ginola Limited are beneficially owned by separate individuals and therefore do not exert voting control over one another. However, Stillwater LLC does include the shares held by Rainbow Gate as “beneficially owned” since the sole member of Stillwater LLC is investment manager and sole director of Rainbow Gate Corporation and exerts voting control over such shares but Stillwater LLC disclaims beneficial ownership of such shares. Jonathan White, Steven Meiklejohn, and Joerg Fischer exercise the shared voting power with respect to the shares held in the name of Mount Union Corp. Stuart Baker, Joerg Fischer, Charles Lubar, Christopher Mitchell, Leslie Schreyer and Jonathan White exercise the shared voting power with respect to the shares held in the name of Chelsea Trust Company Limited.  Jonathan White, Joerg Fischer and Steven Meiklejohn exercise the shared voting power with respect to the shares held in the name of Crestflower Corporation.  Jonathan White, Joerg Fischer, John Crellin and Steven Meiklejohn are the directors of Ginola Limited and exercise the shared voting power with respect to the shares held in the name of Ginola Limited.

(3) This figure represents (1) 276,084 shares of common stock owned by Rainbow Gate Corporation; (ii) warrants to purchase 737,620 shares of common stock; and (iii) 937,333 shares of common stock underlying convertible preferred shares. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation but disclaims beneficial ownership of such shares.

(4) This figure represents shares owned by Ms. Jones and Gary Jones who are married to each other, including (i) 395,268 shares owned by Gary Jones and 158,792 shares owned by Ms. Jones; and (ii) 54,200 shares of common stock issuable upon exercise of stock options held by Ms. Jones.

 (5) This figure represents 22,981 shares of common stock owned by Mr. Cronson, 199,583 shares of common stock underlying warrants, 120,800 shares of common stock underlying options, and 266,667 shares of common stock underlying convertible preferred shares held directly and indirectly by Paul Cronson. This includes (i) 12,097 shares of common stock held indirectly by a family member of Paul Cronson; and (ii) 3,783 shares of common stock, 186,666 shares of common stock underlying warrants and 266,667 shares of common stock underlying convertible preferred shares held indirectly by Navacorp III, LLC. Mr. Cronson exercises the sole voting power with respect to the shares held in the name of Navacorp III, LLC.

(6) This figure represents shares underlying options.

(7) This figure represents shares underlying options.

(8) This figure represents shares underlying options.

(9) This figure represents shares underlying options.

(10) This figure represents shares underlying options.

(11) This figure represents shares underlying options.

(12) This figure represents shares underlying options.

(13) This figure represents:  (i) 577,041 shares; (ii) warrants held to purchase 199,583 shares; (iii) 266,667 shares of common stock underlying convertible preferred shares; and (iv) 1,609,771 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Board of Directors has determined that Messrs. Thomas Paulsen, Claude Charles, Jacob Goldman, Irwin Engelman, and Stephen Seay are each independent directors as of December 31, 2009.  The Board of Directors has established a compensation committee which is currently comprised of Thomas Paulsen, Jacob Goldman, Claude Charles and Stephen Seay each of whom is independent as of December 31, 2009.   The Board of Directors has established a corporate governance and nominating committee, which is comprised of Thomas Paulsen, Claude Charles and Jacob Goldman, each of whom is independent as of December 31, 2009. The  Board  of  Directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Claude Charles, Irwin Engelman, and Stephen Seay. The members of the Audit Committee are independent as of December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Eisner LLP has served as eMagin’s independent auditors for the years ended December 31, 2009 and 2008.  For the year ended December 31, 2009, the fees for audit services totaled approximately $434 thousand which included approximately $355 thousand associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q and approximately $79 thousand associated with the Company’s statutory and regulatory filings. For the year ended December 31, 2008, the fees for audit services totaled approximately $361 thousand which included approximately $251 thousand associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q and approximately $110 thousand associated with the Company’s statutory and regulatory filings.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2009 and 2008.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2009, 2008, and 2007.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 72 to 76 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2010.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 25, 2010, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Principal Financial and Accounting Officer)

/s/ Adm. Thomas Paulsen	Chairman of the Board, Director
Adm. Thomas Paulsen

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Irwin Engelman	Director
Irwin Engelman

/s/ Dr. Jacob E. Goldman	Director
Dr. Jacob E. Goldman

/s/ Brig. Gen. Stephen Seay	Director
Brig. Gen. Stephen Seay

eMAGIN CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Beginning Balance	Charged to Expenses	Amounts Written Off	Ending Balance
		(In thousands)

December 31, 2009	$(857)	$105	$378	$(584)
December 31, 2008	$(358)	$509	$10	$(857)
December 31, 2007	$(443)	$—	$85	$(358)

eMAGIN CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

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

10.70	Warrant Issuance Agreement No. 2, dated August 20, 2008, incorporated by reference to the Company’s Form 8-K as filed August 26, 2008.
10.71	Amended and restated Securities Issuance Agreement, dated as of August 20, 2008, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.
10.72	Amendment, dated August 20, 2008, to Registration Rights Agreement, dated as of August 7, 2007, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.
10.73	Loan and Security Agreement between Moriah Capital, L.P. and eMagin Corporation, dated as of August 7, 2007, (incorporated by reference to the Company’s Form S-1A as filed February 17, 2009).**
10.74	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.75	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.76	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.77	Amendment No. 2 to the Employment Agreement between eMagin Corporation and Susan Jones.
10.78
Executive Employment Agreement, dated as of May 8, 2009, by and between the Company and Paul Campbell (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 14, 2009).

10.79
Amendment Number 6 to the lease between International Business Machines Corporation and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.80	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).
10.81	Loan and Security Agreement between the Company and Access Business Finance, LLC( incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).
10.82	Temporary Extension of Amended and Restated Employment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 10, 2010).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** The confidential portions of the exhibit has been omitted and filed separately with the Securities and Exchange Commission