Form 10-Q
period 2010-03-31
EMAGIN CORP
filed 2010-05-18
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

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

The number of shares of common stock outstanding as of April 30, 2010 was 19,668,835.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2010

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$5,998	$5,295
Investments – held to maturity	100	100
Accounts receivable, net	4,360	4,563
Inventory	2,193	2,179
Prepaid expenses and other current assets	740	687
Total current assets	13,391	12,824
Equipment, furniture and leasehold improvements, net	1,769	1,021
Intangible assets, net	42	43
Other assets	92	92
Total assets	$15,294	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$764	$1,122
Accrued compensation	1,254	956
Other accrued expenses	815	791
Advance payments	153	211
Deferred revenue	366	238
Other current liabilities	858	891
Total current liabilities	4,210	4,209

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 17,301,852 shares as of March 31, 2010 and 16,967,244 as of December 31, 2009	17	17
Additional paid-in capital	207,097	206,664
Accumulated deficit	(196,030)	(196,910)
Total shareholders’ equity	11,084	9,771
Total liabilities and shareholders’ equity	$15,294	$13,980

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue:
Product revenue	$4,486	$4,356
Contract revenue	1,441	788
Total revenue, net	5,927	5,144

Cost of goods sold:
Product revenue	1,845	2,257
Contract revenue	764	428
Total cost of goods sold	2,609	2,685
Gross profit	3,318	2,459

Operating expenses:
Research and development	734	362
Selling, general and administrative	1,682	1,529
Total operating expenses	2,416	1,891
Income from operations	902	568

Other income (expense):
Interest expense, net	(28)	(175)
Other income, net	7	1
Total other expense, net	(21)	(174)
Income before provision for income taxes	881	394
Provision for income taxes	1	—
Net income	$880	$394

Income per common share, basic	$0.05	$0.02
Income per common share, diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	17,109,706	15,860,517
Diluted	29,553,301	23,899,255

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2009	6	$—	16,967	$17	$206,664	$(196,910)	$9,771

Cashless exercise of common stock warrants			335	—	—		—
Stock-based compensation					433		433
Net income						880	880
Balance, March 31, 2010	6	$—	17,302	$17	$207,097	$(196,030)	$11,084

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$880	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	23
Amortization of deferred financing and waiver fees	—	150
Reduction of provision for sales returns and doubtful accounts	(161)	(114)
Stock-based compensation	433	153
Amortization of common stock issued for services	1	76
Changes in operating assets and liabilities:
Accounts receivable	303	807
Inventory	(14)	160
Prepaid expenses and other current assets	(53)	(398)
Deferred revenue	128	(44)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(94)	(359)
Other current liabilities	27	119
Net cash provided by operating activities	1,466	967
Cash flows from investing activities:
Purchase of equipment	(763)	(33)
Net cash used in investing activities	(763)	(33)
Cash flows from financing activities:
Payments of debt	—	(1,009)
Net cash used in financing activities	—	(1,009	) )
Net increase (decrease) in cash and cash equivalents	703	(75)
Cash and cash equivalents, beginning of period	5,295	2,404
Cash and cash equivalents, end of period	$5,998	$2,329

Cash paid for interest	$15	$38
Cash paid for taxes	$115	$21

Common stock issued for services charged to prepaid expenses	$—	$39
Issuance of 334,608 shares of common stock for cashless exercise of 669,717 warrants in 2010	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Product warranty

The Company offers a one-year product replacement warranty. In general, the standard policy is to repair or replace the defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenue may be required in future periods.

Research and Development Costs

Research and development costs are expensed as incurred.

Note 2:  Recently Issued Accounting Pronouncements

In April 2010, the FASB amended the authoritative guidance on the milestone method of revenue recognition.  The amendment defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. This new guidance permits prospective adoption for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is evaluating the impact the adoption of this update will have on its condensed consolidated financial statements.

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

Receivables consisted of the following (in thousands):

	March 31, 2010 (unaudited)	December 31, 2009
Accounts receivable	$4,844	$5,147
Less allowance for doubtful accounts	(484)	(584)
Net receivables	$4,360	$4,563

Note 4:  Net Income per Common Share

The net income per common share ("basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding and excluding any potential dilution.  Net income per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, convertible preferred stock and redeemable stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:

Net income	$880	$394

Denominator:

Weighted average shares outstanding for basic earnings per share	17,109,706	15,860,517
Effective of dilutive shares:
Dilution from stock options and warrants	4,791,595	120,540
Redeemable stock	—	266,198
Convertible preferred stock	7,652,000	7,652,000
Dilutive potential common shares	12,443,595	8,038,738
Weighted –average shares outstanding for diluted earnings per share	29,553,301	23,899,255

For the three months ended March 31, 2010 and 2009, the Company has excluded stock options and warrants to acquire 503,221 and 20,427,204 shares, respectively, of our common stock since their effect would be anti-dilutive.  For the three months ended March 31, 2010 and 2009, the convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

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
The components of inventories are as follows (in thousands):

	March 31, 2010 (unaudited)	December 31, 2009
Raw materials	$746	$806
Work in process	256	709
Finished goods	1,191	664
Total inventory	$2,193	$2,179

Note 6:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2010 (unaudited)	December 31, 2009
Vendor prepayments	$256	$266
Other prepaid expenses *	483	421
Other assets	1	—
Total prepaid expenses and other current assets	$740	$687
*No individual amounts greater than 5% of current assets.

Note 7:  Debt

At March 31, 2010, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The renewal date is September 1, 2010 and the fees for renewing the credit facility are $25,000.  The Company’s obligations under the agreement are secured by its assets.    As of March 31, 2010, the Company had not borrowed on its line of credit.

Note 8:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$97	$24
Research and development	102	58
Selling, general and administrative	234	71
Total stock compensation expense	$433	$153

At March 31, 2010, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.9 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.   There were no options granted to consultants in the three months ended March 31, 2010.  In May 2009, there were 60,000 options granted to consultants, of which the unvested options were remeasured to the current fair market value at March 31, 2010.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 1.44% to 1.60%; expected volatility – 73.7% to 83.6-%; and expected term – 3 years.

During the three month period ended March 31, 2010, there were 448,185 stock options granted to employees.  During the three month period ended March 31, 2009, there were no stock options granted to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

For the Three Months Ended March 31, 2010
Dividend yield	0%
Risk free interest rates	1.34 – 2.07%
Expected volatility	80.6 – 86.9%
Expected term (in years)	3.5-4

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

For the three months ended March 31, 2010, 10,500 options were granted to employees from the 2008 Plan with a fair value of approximately $12 thousand and 437,685 options were granted to employees from the 2003 Plan with a fair value of approximately $500 thousand.  The weighted average fair value per share for options granted in the first quarter of 2010 was $1.16.

A summary of the Company’s stock option activity for the three months ended March 31, 2010 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,817,574	$1.33
Options granted	448,185	1.95
Options exercised	—
Options forfeited	—
Options cancelled	(52,113)	2.62
Outstanding at March 31, 2010	3,213,646	$1.40	6.11	$7,818,813
Vested or expected to vest at March 31, 2010 (1)	3,150,652	$1.37	6.11	$5,604,831
Exercisable at March 31, 2010	2,313,721	$1.43	6.54	$5,604,831
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	1,221,451	6.07	$0.83	893,385	$0.81
$1.00 - $1.51	1,191,177	6.92	1.20	893,390	1.24
$1.80 - $1.94	452,635	6.83	1.94	216,568	1.94
$2.60 - $2.70	312,183	2.63	2.62	275,678	2.61
$5.80 - $22.50	36,200	1.58	9.92	34,700	9.82
	3,213,646	6.11	$1.40	2,313,721	$1.43

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 3,177,446 options in-the-money at March 31, 2010.   The Company’s closing stock price was $3.76 as of March 31, 2010. The Company issues new shares of common stock upon exercise of stock options.

Note 9:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

The Company has designated 10,000 shares of the Company’s preferred stock as Series B Convertible Preferred Stock (“the Preferred -Series B”) at a stated value of $1,000 per share.  The Preferred Stock – Series B is convertible into common stock at a conversion price of $0.75 per share.  The Preferred Stock – Series B does not pay interest.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. Each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.  As of March 31, 2010, there were 5,739 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three months ended March 31, 2010 and 2009, there were no stock options exercised.  For the three months ended March 31, 2010, there were 669,717 warrants exercised on a cashless basis resulting in 334,608 shares of common stock issued. For the three months ended March 31, 2009, there were no warrants exercised.

For the three months ended March 31, 2010, no shares of common stock were issued for payment for services rendered and to be rendered in the future.  For the three months ended March 31, 2009, the Company issued approximately 216,000 shares of common stock for payment of approximately $115 thousand for services to be rendered and rendered in the future.  The Company recorded the fair value of the services rendered and to be rendered in the future in prepaid expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009.

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

Note 11:  Commitments and Contingencies

Royalty Payments

The Company signed a license agreement on March 29, 1999 with Eastman Kodak (“Kodak’), under which it is obligated to make royalty payments. Under this agreement, the Company must pay to Kodak a minimum royalty plus a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.  The Company was notified that Kodak sold substantially all rights and obligations under the Company’s license agreement to Global OLED Technology, owned by LG Electronics, as of December 30, 2009.

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

As of March 31, 2010, the Company had approximately $108 thousand of inventory manufactured using the IP which if sold would result in royalty due of approximately $23 thousand.  For the three months ended March 31, 2010, the Company recorded approximately $6 thousand as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheet as the Company believes this is the amount due under the agreement which is based on applying the royalty formula to only the sold displays produced prior to the manufacturing process changes.  Royalty expense was approximately $308 thousand for the three months ended March 31, 2009.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 5,100 square feet.   The lease expires on August 31, 2014.  For the three months ended March 31, 2010 and 2009, rent expense was approximately $283 thousand and $332 thousand, respectively.

Note 12:  Legal Proceedings

On March 17, 2010, Gary Jones, a former executive at the Company, filed a complaint for damages in the Superior Court of the State of Washington for King County (the "Complaint") against the Company and the Company's Chief Financial Officer. The Complaint alleges unspecified damages for failure to pay contractual payments and wages under Washington law and includes, among other claims, breach of contract, breach of the duty of good faith and fair dealing, promissory estoppel and misrepresentation. The Company denies the allegations raised in the Complaint and intends to vigorously defend itself.  There can be no assurance of the outcome of this matter.

Note 13:  Subsequent Events

Pursuant to the Employment Agreement between the Company and Susan Jones (as previously amended and extended), the term of Ms. Jones’ contract with the Company ended May 12, 2010 and her employment with the Company ceased at that time. Under the terms of the Employment Agreement between Susan Jones and the Company, Susan Jones could be entitled to payment of eighteen months salary totaling approximately $473 thousand and incentive payments of 1% of revenue paid quarterly for a period of 18 months. The Company and Ms. Jones are negotiating the terms of a settlement  agreement which may provide for payments to be made to her although no assurance can be given that any agreement will be reached.

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

Product Warranty

We offer a one-year product replacement warranty. In general, our standard policy is to repair or replace the defective products. We accrue for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenue may be required in future periods.

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

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of March 31, 2010, the number of shares of common stock available for issuance was 300,000.  As of March 31, 2010, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  For the three months ended March 31, 2010, there were 437,685 options granted from this plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the three months ended March 31, 2010, there were 10,500 options were granted from this plan.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenues

Revenues for the three months ended March 31, 2010 were approximately $5.9 million, as compared to approximately $5.1 million for the three months ended March 31, 2009, an increase of approximately 15%.  Higher revenue for the three month period was due primarily to an increase in contract revenue.

For the three months ended March 31, 2010, product revenue increased approximately $130 thousand or 3% as compared to the three months ended March 31, 2009.  The slight increase was driven by the mix of products sold in the first quarter of 2010 as compared to the first quarter of 2009.  For the three months ended March 31, 2010, contract revenue increased approximately $0.7 million or 83% as compared to the first quarter of 2009 which was a result of an increase in the number of active projects in the first quarter of 2010 as compared to the first quarter of 2009.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performing on contracts.  Cost of goods sold for the three months ended March 31, 2010 was approximately $2.6 million as compared to approximately $2.7 million for the three months ended March 31, 2009, a decrease of approximately $0.1 million.  Cost of goods sold as a percentage of revenues was 44% for the three months ended March 31, 2010 as compared to 52% for the three months ended March 31, 2009.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009
	(unaudited)
Product revenue gross profit	$2,641	$2,099
Product revenue gross margin	59%	48%
Contract revenue gross profit	$677	$360
Contract revenue gross margin	47%	46%
Total gross profit	$3,318	$2,459
Total gross margin	56%	48%

The gross profit for the three months ended March 31, 2010 was approximately $3.3 million as compared to approximately $2.5 million for the three months ended March 31, 2009, an increase of $0.8 million.  Gross margin was 56% for the three months ended March 31, 2010 up from 48% for the three months ended March 31, 2009.

The product gross profit for the three months ended March 31, 2010 was approximately $2.6 million as compared to approximately $2.1 million for the three months ended March 31, 2009, an increase of $0.5 million.  Product gross margin was 59% for the three months ended March 31, 2010 up from 48% for the three months ended March 31, 2009.   The gross margin was favorably impacted by an increase in the headset inventory as of March 31, 2010 and a reduction in royalty expense in the first quarter of 2010 and offset by an increase in personnel expenses, including stock-based compensation.

The contract gross profit for the three months ended March 31, 2010 was approximately $0.7 million as compared to approximately $0.4 million for the three months ended March 31, 2009, an increase of $0.3 million.  Contract gross margin was 47% for the three months ended March 31, 2010 up slightly from 46% for the three months ended March 31, 2009.   The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three months ended March 31, 2010 were approximately $0.7 million as compared to $0.4 million for the three months ended March 31, 2009, an increase of approximately $0.3 million.  The increase was primarily related to an increase in internal research and development on new products of approximately $0.25 million and an increase in personnel expenses, including stock-based compensation, of $0.05 million.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2010 were approximately $1.7 million as compared to approximately $1.5 million for the three months ended March 31, 2009.  The increase of approximately $0.2 for the three months ended March 31, 2010 was primarily related to an increase in personnel costs, professional fees and offset by a reduction of rent expense.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three months ended March 31, 2010, interest expense was approximately $28 thousand as compared to $175 thousand for the three months ended March 31, 2009.   For the three months ended March 31, 2010, the interest expense associated with debt was $21 thousand and the accrued interest on liquidated damages was $7 thousand.  The breakdown of the interest expense for the three month period in 2009 is as follows:  interest expense associated with debt of approximately $25 thousand and the amortization of the deferred costs associated with the debt of approximately $150 thousand.   The decrease in interest expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily a result of the Company not having any outstanding debt.

Other income for the three months ended March 31, 2010 was approximately $7 thousand for the three months ended March 31, 2010 as compared to $1 thousand for the three months ended March 31, 2009.  The other income for the three months ended March 31, 2010 was interest income of approximately $1 thousand and $6 thousand from equipment salvage.  The other income for the three months ended March 31, 2009 was interest income of approximately $1 thousand.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $6.0 million of cash as compared to $5.3 million as of December 31, 2009.  The change in cash of $0.7 million was primarily due to cash provided by operations of approximately $1.5 million offset by cash used for investing activities of approximately $0.8 million.

Cash flow provided by operating activities during the three months ended March 31, 2010 was approximately $1.5 million, attributable to our net income of approximately $0.9 million, non-cash expenses of $0.3 million and approximately $0.3 million from the change in operating assets and liabilities.  Cash flow provided by operating activities during the three months ended March 31, 2009 was approximately $1.0 million attributable to our net income of approximately $0.4 million, non-cash expenses of $0.3 million and approximately $0.3 million from the change in operating assets and liabilities.

Cash used in investing activities during the three months ended March 31, 2010 and 2009 was approximately $763 thousand and $33 thousand, respectively, to purchase equipment.

There was no cash used by financing activities during the three months ended March 31, 2010.  Cash used by financing activities during the three months ended March 31, 2009 was approximately $1.0 million to pay down the line of credit.

Our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps discretionary capital spending.  If unanticipated events arise during the next twelve months, we may need additional funds.  If additional funds are required and if we are unable to obtain sufficient funds we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Limitations on the Effectiveness of Internal Controls.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the three months ended March 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to various cashless warrant exercises, the Company issued 334,608 shares of common stock.

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
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of May 2010.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer