Form 10-Q
period 2010-06-30
EMAGIN CORP
filed 2010-08-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

The number of shares of common stock outstanding as of July 31, 2010 was 19,837,762.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2010

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$4,904	$5,295
Short-term investments – held to maturity	2,600	100
Accounts receivable, net	5,105	4,563
Inventory	1,545	2,179
Prepaid expenses and other current assets	516	687
Total current assets	14,670	12,824
Long-term investments – held to maturity	1,000	—
Equipment, furniture and leasehold improvements, net	1,997	1,021
Intangible assets, net	41	43
Other assets	92	92
Total assets	$17,800	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,446	$1,122
Accrued compensation	1,518	956
Other accrued expenses	905	791
Advance payments	187	211
Deferred revenue	117	238
Other current liabilities	688	891
Total current liabilities	4,861	4,209

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000 at June 30, 2010) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of June 30, 2010 and 5,739 as of December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 19,837,762 shares as of June 30, 2010 and 16,967,244 as of December 31, 2009	20	17
Additional paid-in capital	208,037	206,664
Accumulated deficit	(195,118)	(196,910)
Total shareholders’ equity	12,939	9,771
Total liabilities and shareholders’ equity	$17,800	$13,980

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:

Product revenue	$6,404	$4,944	$10,890	$9,300
Contract revenue	1,908	908	3,349	1,696

Total revenue, net	8,312	5,852	14,239	10,996

Cost of goods sold:

Product revenue	2,640	1,565	4,485	3,822
Contract revenue	933	488	1,697	916

Total cost of goods sold	3,573	2,053	6,182	4,738

Gross profit	4,739	3,799	8,057	6,258

Operating expenses:

Research and development	643	392	1,377	754
Selling, general and administrative	3,137	1,941	4,819	3,470
Total operating expenses	3,780	2,333	6,196	4,224

Income from operations	959	1,466	1,861	2,034

Other income (expense):
Interest expense	(30)	(166)	(58)	(341)
Other income, net	1	39	8	40
Total other expense, net	(29)	(127)	(50)	(301)
Income before provision for income taxes	930	1,339	1,811	1,733
Provision for income taxes	18	—	19	—

Net income	$912	$1,339	$1,792	$1,733

Income per share, basic	$0.05	$0.08	$0.10	$0.11
Income per share, diluted	$0.03	$0.05	$0.06	$0.07

Weighted average number of shares outstanding:

Basic	19,338,241	16,186,482	18,230,129	16,024,400
Diluted	31,873,91075	24,606,945	30,147,491	24,326,249

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except for share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	5,739	$—	16,967,244	$17	$206,664	$(196,910)	$9,771

Cashless exercise of common stock warrants			2,601,591	2	(2)		—
Conversion of Series B Preferred Stock to common stock	(60)	—	80,000	—	—		—
Issuance of common stock for services			15,363	—	55		55
Exercise of common stock warrants			100,000	1	249		250
Exercise of common stock options			73,564	—	121		121
Stock-based compensation					950		950
Net income						1,792	1,792
Balance, June 30, 2010	5,679	$—	19,837,762	$20	$208,037	$(195,118)	$12,939

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$1,792	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	46
Amortization of deferred financing and waiver fees	—	301
(Reduction of) provision for sales returns and doubtful accounts	(260)	(452)
Stock-based compensation	950	545
Amortization of common stock issued for services	63	126
Changes in operating assets and liabilities:
Accounts receivable	(342)	1,175
Inventory	634	(186)
Prepaid expenses and other current assets	163	92
Deferred revenue	(121)	(32)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	976	(1,074)
Other current liabilities	(143)	120
Net cash provided by operating activities	3,747	2,394
Cash flows from investing activities:
Purchase of equipment	(1,009)	(482)
Purchase of investments – held to maturity	(3,500)	—
Net cash used in investing activities	(4,509)	(482)
Cash flows from financing activities:
Payments of debt	—	(1,422)
Proceeds from exercise of stock options and warrants	371	—
Net cash provided by (used in) financing activities	371	(1,422)
Net (decrease) increase in cash and cash equivalents	(391)	490
Cash and cash equivalents, beginning of period	5,295	2,404
Cash and cash equivalents, end of period	$4,904	$2,894

Cash paid for interest	$25	$54
Cash paid for taxes	$102	$35

Supplemental information of non-cash operating and financing activities:
Common stock issued for services charged to prepaid expenses	$—	$133
Issuance of 2,601,591 shares of common stock for cashless exercise of 3,778,811 warrants in 2010	$—	$—
Conversion of 60 shares of Series B Convertible Preferred Stock for 80,000 shares of common stock in 2010	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The Company also earns revenues from certain R&D activities (contract revenues) under both firm fixed-price contracts and cost-type contracts. Revenues relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis).  Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

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

Note 2:  Recently Issued Accounting Pronouncements

In April 2010, the FASB amended the authoritative guidance on the milestone method of revenue recognition.  The amendment defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. This new guidance permits prospective adoption for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  As the Company plans to implement the guidance prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which are accounted for under the milestone method.

Note 3:  Fair Value Measurement

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.
Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3 – valuations derived from valuation techniques in which one or more significant inputs are not readily observable.

As of June 30, 2010, the certificates of deposits comprising short-term and long-term investments-held to maturity of $3.6 million are classified as Level 1.

Note 4:  Receivables

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

Receivables consisted of the following (in thousands):

	June 30, 2010 (unaudited)	December 31, 2009
Accounts receivable	$5,489	$5,147
Less allowance for doubtful accounts	(384)	(584)
Net receivables	$5,105	$4,563

Note 5:  Net Income per Common Share

The net income per common share ("basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding and excluding any potential dilution.  Net income per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, convertible preferred stock and redeemable stock.

Note 5:  Net Income per Common Share (continued)

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:

Net income (loss)	$912	$1,339	$1,792	$1,733

Denominator:

Weighted average shares outstanding for basic earnings per share	19,338,241	16,186,482	18,230,129	16,024,400
Effective of dilutive shares:
Dilution from stock options and warrants	4,963,669	736,812	4,345,362	560,246
Redeemable stock	—	31,651	—	89,603
Convertible preferred stock	7,572,000	7,652,000	7,572,000	7,652,000
Dilutive potential common shares	12,535,669	8,420,463	11,917,362	8,301,849
Weighted average shares outstanding for diluted earnings per share	31,873,910	24,606,945	30,147,491	24,326,249

For the three and six months ended June 30, 2010, the Company has excluded stock options and warrants to acquire 1,036,971 and 1,256,317 shares, respectively, of the Company’s common stock since their effect would be anti-dilutive.  For the three and six months ended June 30, 2010 and 2009, the convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.   For the three and six months ended June 30, 2009, the Company has excluded stock options and warrants to acquire 12,352,344 and 13,225,037 shares, respectively, of the Company’s common stock since their effect would be anti-dilutive.   For the three and six months ended June 30, 2009, the Company also excluded 360,000 redeemable shares as their effect would be anti-dilutive.

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

The components of inventories are as follows (in thousands):
	June 30, 2010 (unaudited)	December 31, 2009
Raw materials	$836	$806
Work in process	395	709
Finished goods	314	664
Total inventory	$1,545	$2,179

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):
	June 30, 2010 (unaudited)	December 31, 2009
Vendor prepayments	$114	$266
Other prepaid expenses *	402	421
Total prepaid expenses and other current assets	$516	$687
*No individual amounts greater than 5% of current assets.

Note 8:  Debt

At June 30, 2010, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The renewal date is September 1, 2010 and the fees for renewing the credit facility are $25,000.  The Company’s obligations under the agreement are secured by its assets.    As of June 30, 2010, the Company had not borrowed on its line of credit.

Note 9:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$30	$62	$127	$86
Research and development	26	68	128	126
Selling, general and administrative	461	262	695	333
Total stock compensation expense	$517	$392	$950	$545

At June 30, 2010, total unrecognized compensation costs related to stock options was approximately $0.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.3 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.   There were no options granted to consultants in the three and six months ended June 30, 2010.  In May 2009, there were 60,000 options granted to consultants, of which the unvested options were remeasured to the current fair market value at June 30, 2010.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 1.0% to 1.44%; expected volatility – 73.4% to 83.6%; and expected term – 3 years.

During the three and six month periods ended June 30, 2010, there were 168,700 and 616,885 stock options, respectively, granted to employees and directors.  During the six month period ended June 30, 2009, there were 807,241 stock options granted to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:
	For the Six Months Ended June 30,
	2010	2009
Dividend yield	0%	0%
Risk free interest rates	1.34 to 2.57%	1.46 to 2.15%
Expected volatility	80.6 to 86.9%	79.4 to 87.0%
Expected term (in years)	3.5 to 5	3.5 to 5

Note 9:  Stock-based Compensation (continued)

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

For the six month period ended June 30, 2010, 10,500 options were granted to employees from the 2008 Plan with a fair value of approximately $12 thousand and 606,385 options were granted to employees and directors from the 2003 Plan with a fair value of approximately $925 thousand.  The weighted average fair value per share for options granted in the first six months of 2010 was $1.53.

A summary of the Company’s stock option activity for the six months ended June 30, 2010 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,817,574	$1.33
Options granted	616,885	2.42
Options exercised	(73,564)	1.65
Options forfeited	—
Options cancelled	(58,119)	2.85
Outstanding at June 30, 2010	3,302,776	$1.50	6.12	$7,256,175
Vested or expected to vest at June 30, 2010 (1)	3,270,743	$1.60	6.12	$6,379,851
Exercisable at June 30, 2010	2,845,178	$1.46	6.24	$6,379,851
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	1,180,949	5.89	$0.82	1,166,244	$0.82
$1.00 - $1.51	1,189,337	6.67	1.20	1,029,528	1.22
$1.80 - $1.94	448,988	6.58	1.94	214,744	1.94
$2.60 - $3.92	450,502	5.13	3.02	403,162	3.01
$5.80 - $22.50	33,000	1.46	10.20	31,500	10.11
	3,302,776	6.12	$1.50	2,845,178	$1.46

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 3,111,075 options in-the-money at June 30, 2010.   The Company’s closing stock price was $3.63 as of June 30, 2010. The Company issues new shares of common stock upon exercise of stock options.

Note 10:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

The Company has designated 10,000 shares of the Company’s preferred stock as Series B Convertible Preferred Stock (“the Preferred -Series B”) at a stated value of $1,000 per share.  The Preferred Stock – Series B is convertible into common stock at a conversion price of $0.75 per share.  The Preferred Stock – Series B does not pay interest.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declares a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. Each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.

For the three and six months ended June 30, 2010, there were 60 shares of Preferred Stock  - Series B that were converted into 80,000 shares of common stock.  As of June 30, 2010, there were 5,679 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three and six months ended June 30, 2010, the Company received approximately $121 thousand for 73,564 stock options exercised.  For the three and six months ended June 30, 2009, there were no stock options exercised.  For the three and six months ended June 30, 2010, there were 3,778,811 warrants exercised on a cashless basis resulting in 2,601,591 shares of common stock issued. For the three and six months ended June 30, 2010, the Company received approximately $250 thousand for 100,000 warrants exercised.  For the three and six months ended June 30, 2009, there were no warrants exercised.

For the three and six months ended June 30, 2010, 15,363 shares of common stock were issued for payment of $55 thousand for services rendered.  For the three and six months ended June 30, 2009, the Company issued approximately 240,000 and 456,000 shares of common stock, respectively, for payment of approximately $144 thousand and $259 thousand, respectively, for services rendered and to be rendered in the future.  The Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010.

Note 11:  Income Taxes

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

Note 12:  Commitments and Contingencies

Royalty Payments

The Company signed a license agreement on March 29, 1999 with Eastman Kodak (“Kodak’), under which it was obligated to make royalty payments. Under this agreement, the Company must pay to Kodak a minimum royalty plus a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.  The Company was notified that Kodak sold substantially all rights and obligations under the Company’s license agreement to Global OLED Technology, owned by LG Electronics, as of December 30, 2009.

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

Note 12:  Commitments and Contingencies (continued)

As of June 30, 2010, the Company had approximately $43 thousand of inventory manufactured using the IP which if sold would result in royalty due of approximately $13 thousand.  For the three and six months ended June 30, 2010, the Company recorded approximately $3 thousand and $9 thousand, respectively, as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheets as the Company believes this is the amount due under the agreement which is based on applying the royalty formula to only the sold displays produced prior to the manufacturing process changes.  Royalty expense was approximately $227 thousand for the six months ended June 30, 2009.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 5,100 square feet.   The lease expires on August 31, 2014.  Rent expense was approximately $283 thousand and $567 thousand, respectively, for the three and six months ended June 30, 2010 and $342 thousand and $674 thousand, respectively, for the three and six months ended June 30, 2009.

Note 13:  Legal Proceedings

On March 17, 2010, Gary Jones, a former executive at the Company, filed a complaint for damages in the Superior Court of the State of Washington for King County (the "Complaint") against the Company and the Company's Chief Financial Officer. The Complaint alleges unspecified damages for failure to pay contractual payments and wages under Washington law (“the Washington Wage Claim”) and includes, among other claims, breach of contract, breach of the duty of good faith and fair dealing, promissory estoppel and misrepresentation.

On May 21, 2010, the court granted eMagin's motion to dismiss regarding the claim for misrepresentation and the Washington Wage Claim.  The Chief Financial Officer's motion to dismiss was also granted relating to the following claims against him: the Washington Wage Claims, breach of contract, breach of promises of specific treatment in specific circumstances, breach of the duty of good faith and fair dealing, and promissory estoppel.  With respect to the undismissed claims, the litigation is ongoing. The Company denies the allegations raised in the Complaint and intends to vigorously defend itself.  There can be no assurance of the outcome of this matter.

Note 14:  Employment Agreements

Pursuant to the Employment Agreement between the Company and Susan Jones (as previously amended and extended, the “Employment Agreement”), the term of Ms. Jones’ contract with the Company ended May 12, 2010 and her employment with the Company ceased at that time. Under the terms of the Employment Agreement between Susan Jones and the Company, Ms. Jones was entitled to a payment of eighteen months salary totaling approximately $473 thousand which payment was made as of June 30, 2010, incentive payments of 1% of revenue paid quarterly for a period of eighteen months, continuation of health insurance for twenty four months and a moving allowance for personal effects of $7.5 thousand. In addition, 12,696 unvested options immediately vested and became exercisable upon termination.  As a result, the Company took a one time non-cash compensation charge of $28 thousand.

The Company accounted for the incentive payments under guidance that benefits provided in accordance with an agreement be recorded as a liability when it is probable that the employee is entitled to the benefits and the amount can be reasonably estimated.  The Company estimated that $440 thousand is a reasonable estimate of the eighteen months of incentive payments and approximately $21 thousand is a reasonable estimate for the continuation of health insurance for twenty four months.  The Company recorded a liability of approximately $469 thousand which included the incentive payments, health insurance coverage, and the moving allowance in the condensed consolidated balance sheets and the associated expense as a sales, general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2010.

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

Revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

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

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  In addition, the long-term investments are stated at cost which approximates fair value.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of June 30, 2010, the number of shares of common stock available for issuance was 300,000.  As of June 30, 2010, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  For the three and six months ended June 30, 2010, there were 168,700 and 606,385 options, respectively, granted from this plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the six months ended June 30, 2010, 10,500 options were granted from this plan.

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors by estimating the fair value of stock awards at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 9 of the Condensed Consolidated Financial Statements – Stock Compensation for a further discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009

Revenues

Revenues for the three and six months ended June 30, 2010 were approximately $8.3 million and $14.2 million, respectively, as compared to approximately $5.9 million and $11.0 million, respectively  for the three and six months ended June 30, 2009, an increase of approximately 41% and 29%, respectively.

For the three and six months ended June 30, 2010, product revenue increased approximately $1.4 million  or 30% and $1.6 million or 17%, respectively, as compared to the three and six months ended June 30, 2009 which was primarily a result of an increase in customer demand for our OLED microdisplays.   For the three and six months ended June 30, 2010, contract revenue increased approximately $1.0 million or 110% and $1.6 million or 97%, respectively. as compared to the three and six months ended June 30, 2009 which was a result of an increase in the number of active projects in the first six months of  2010 as compared to the first half of 2009.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performing on contracts.  Cost of goods sold for the three and six months ended June 30, 2010 was approximately $3.6 million and $6.2 million, respectively, as compared to approximately $2.1 million and $4.7 million for the three and six months ended June 30, 2009, an increase of approximately $1.5 million for both the three and six months ended June 30, 2010.

Cost of goods sold as a percentage of revenues was 43% for the three months ended June 30, 2010 as compared to 35% for the three months ended June 30, 2009.  Cost of goods sold as a percentage of revenues remained flat at 43% for the six months ended June 30, 2010 and 2009.

The following table outlines product, contract and total gross profit and related gross margins for both the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Product revenue gross profit	$3,764	$3,379	$6,405	$5,478
Product revenue gross margin	59%	68%	59%	59%
Contract revenue gross profit	$975	$420	$1,652	$780
Contract revenue gross margin	51%	46%	49%	46%
Total gross profit	$4,739	$3,799	$8,057	$6,258
Total gross margin	57%	65%	57%	57%

The gross profit for the three and six months ended June 30, 2010 was approximately $4.7 million and $8.1 million as compared to approximately $3.8 million and $6.3 million for the three and six months ended June 30, 2009, an increase of $0.9 million and $1.8 million, respectively.  Gross margin was 57 % for the three months ended June 2010 down from 65% for the three months ended June 30, 2009.  Gross margin was 57% for both the six months ended June 30, 2010 and 2009.

The product gross profit for the three and six months ended June 30, 2010 was approximately $3.8 million and $6.4 million as compared to approximately $3.4 million and $5.5 million for the three and six months ended June 30, 2009, an increase of $0.4 million and $0.9 million, respectively.  Product gross margin was 59% for the three months ended June 30, 2010 down from 68% for the three months ended June 30, 2009.   The decrease in the gross margin percentage was a result of the mix of products produced; lower yields associated with newly developed display products; and the effect of production line setup changes.    Product gross margin was unchanged at 59% for the six months ended June 30, 2010 and 2009.

The contract gross profit for the three and six months ended June 30, 2010 was approximately $1.0 million and $1.7 million as compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2009, an increase of $0.6 million and $0.9 million, respectively.  Contract gross margin was 51% for the three months ended June 30, 2010 up from 46% for the three months ended June 30, 2009.  Contract gross margin was 49% for the six months ended June 30, 2010 up from 46% for the six months ended June 30, 2009.    The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three and six months ended June 30, 2010 were approximately $0.6 million and $1.4 million as compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2009, an increase of approximately $0.2 million and $0.6 million, respectively.  The increase for the three months ended June 30, 2010 was primarily related to an increase in internal research and development on new products of approximately $0.2 million.  The increase for the six months ended June 30, 2010 was primarily related to an increase in internal research and development of $0.4 million and personnel expense of $0.09 million.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries, including severance, and fees for professional services, legal fees in connection with litigation, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2010 were approximately $3.1 million and $4.8 million as compared to approximately $1.9 million and $3.5 million for the three and six months ended June 30, 2009.  The increase of approximately $1.2 million for the three months ended June 30, 2010 was primarily related to severance expense of $1.0 million, personnel costs including non-cash compensation of $0.1 million, and legal fees of $0.2 million offset by a decrease in rent expense of $0.1 million and allowance for bad debts of $0.1 million.  The increase of approximately $1.3 million for the six months ended June 30, 2010 was primarily related to severance expense of $1.0 million, personnel costs including non-cash compensation of $0.4 million, and legal fees of $0.3 million offset by a decrease in rent expense of $0.2 million.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three and six months ended June 30, 2010, interest expense was approximately $30 thousand and $58 thousand, respectively, as compared to approximately $166 thousand and $341 thousand, respectively, for the three and six months ended June 30, 2009.   For the three and six months ended June 30, 2010, the majority of the interest expense was associated with debt.   The breakdown of the interest expense for the three and six month period in 2009 is as follows: interest expense associated with debt of approximately $15 thousand and $40 thousand, respectively, and the amortization of the deferred costs associated with the debt was $151 thousand and $301 thousand, respectively.   The decrease in interest expense for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 was primarily a result of the Company not having any outstanding debt.

Other income for the three and six months ended June 30, 2010 was approximately $1 thousand and $8 thousand as compared to $39 thousand and $40 thousand for the three and six months ended June 30, 2009.  The other income for the three and six months ended June 30, 2010 was interest income of approximately $1 thousand and $2 thousand, respectively, and $0 and $6 thousand, respectively,  from equipment salvage.  The other income for the three and six months ended June 30, 2009 was interest income of approximately $1 thousand and $2 thousand, respectively, and $38 thousand, respectively, for a settlement of a liability.

Net Income

Net income totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2010 as compared to $1.3 million and $1.7 million for the three and six months ended June 30, 2009.  Net income for the three and six months ended June 30, 2010 would have been $1.9 million and $2.8 million, respectively, excluding the $1.0 million one time severance charge.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $4.9 million of cash as compared to $5.3 million as of December 31, 2009.  The change in cash of $0.4 million was primarily due to cash provided by operations of approximately $3.7 million and financing activities of approximately $0.4 million offset by cash used for investing activities of approximately $4.5 million of which $3.5 million was invested in certificate of deposits (“CDs”) which are classified as investments-held to maturity and $1.0 million in equipment.

Cash flow provided by operating activities during the six months ended June 30, 2010 was approximately $3.7 million, attributable to our net income of approximately $1.8 million, non-cash expenses of $0.8 million and approximately $1.1 million from the change in operating assets and liabilities.  Cash flow provided by operating activities during the six months ended June 30, 2009 was approximately $2.4 million, attributable to our net income of approximately $1.7 million, non-cash expenses of $0.6 million and approximately $0.1 million from the change in operating assets and liabilities.

Cash used in investing activities during the six months ended June 30, 2010 was approximately $4.5 million to purchase equipment of $1.0 million and purchase CDs of $3.5 million. Cash used in investing activities during the six months ended June 30, 2009 was approximately $0.5 million to purchase equipment.

Cash provided by financing activities during the six months ended June 30, 2010 was approximately $0.4 million from the exercise of stock options and warrants.  Cash used by financing activities during the six months ended June 30, 2009 was approximately $1.4 million to pay down the line of credit.

Our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We believe our current liquidity position, where we have approximately $8.5 million of cash, cash equivalents, and investments – held to maturity on hand as of June 30, 2010, together with the prospects for continued generation of cash from operations are adequate for our business needs over the next twelve months. We anticipate that we will not require additional funds over the next twelve months other than perhaps discretionary capital spending.  If unanticipated events arise during the next twelve months, we may need additional funds.  If additional funds are required and if we are unable to obtain sufficient funds we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

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

(c) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 17, 2010, Gary Jones, a former executive at the Company filed a complaint for damages in the Superior Court of the State of Washington for King County (the "Complaint") against the Company and the Company's Chief Financial Officer. The Complaint alleges unspecified damages for failure to pay contractual payments and wages under Washington law (“the Washington Wage Claim”) and includes, among other claims, breach of contract, breach of the duty of good faith and fair dealing, promissory estoppel and misrepresentation.

On May 21, 2010, the court granted eMagin's motion to dismiss regarding the claim for misrepresentation and the Washington Wage Claim.  The Chief Financial Officer's motion to dismiss was also granted relating to the following claims against him: the Washington Wage Claims, breach of contract, breach of promises of specific treatment in specific circumstances, breach of the duty of good faith and fair dealing, and promissory estoppel.  With respect to the undismissed claims, the litigation is ongoing. The Company denies the allegations raised in the Complaint and intends to vigorously defend itself.  There can be no assurance of the outcome of this matter.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the six months ended June 30, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to various cashless warrant exercises, the Company issued 2,601,591 shares of common stock in the six months ended June 30, 2010. In addition, the Company received proceeds of $250 thousand from a warrant exercise and issued 100,000 shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

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
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2010.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer