Form 10-Q
period 2010-09-30
EMAGIN CORP
filed 2010-11-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

The number of shares of common stock outstanding as of October 31, 2010 was 20,310,569.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2010

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010 (unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$6,714	$5,295
Short-term investments – held to maturity	2,600	100
Accounts receivable, net	5,231	4,563
Inventory	1,671	2,179
Prepaid expenses and other current assets	599	687
Total current assets	16,815	12,824
Long-term investments – held to maturity	1,000	—
Equipment, furniture and leasehold improvements, net	3,232	1,021
Intangible assets, net	41	43
Other assets	92	92
Total assets	$21,180	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$988	$1,122
Accrued compensation	1,807	956
Other accrued expenses	977	791
Advance payments	125	211
Deferred revenue	154	238
Other current liabilities	734	891
Total current liabilities	4,785	4,209

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000 at September 30, 2010) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of September 30, 2010 and 5,739 as of December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 19,938,992 shares as of September 30, 2010 and 16,967,244 as of December 31, 2009	20	17
Additional paid-in capital	208,665	206,664
Accumulated deficit	(192,290)	(196,910)
Total shareholders’ equity	16,395	9,771
Total liabilities and shareholders’ equity	$21,180	$13,980

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:

Product revenue	$6,936	$5,260	$17,826	$14,560
Contract revenue	1,320	847	4,669	2,543

Total revenue, net	8,256	6,107	22,495	17,103

Cost of goods sold:

Product revenue	2,105	1,996	6,590	5,817
Contract revenue	683	611	2,380	1,528

Total cost of goods sold	2,788	2,607	8,970	7,345

Gross profit	5,468	3,500	13,525	9,758

Operating expenses:

Research and development	511	463	1,888	1,376
Selling, general and administrative	2,054	1,772	6,873	5,083
Total operating expenses	2,565	2,235	8,761	6,459

Income from operations	2,903	1,265	4,764	3,299

Other income (expense):
Interest expense	(21)	(76)	(79)	(417)
Other income, net	2	1	10	41
Total other expense, net	(19)	(75)	(69)	(376)
Income before provision for income taxes	2,884	1,190	4,695	2,923
Provision for income taxes	56	—	75	—

Net income	$2,828	$1,190	$4,620	$2,923

Income per share, basic	$0.14	$0.07	$0.25	$0.18
Income per share, diluted	$0.09	$0.04	$0.15	$0.12

Weighted average number of shares outstanding:

Basic	19,883,029	16,513,101	18,781,185	16,133,646
Diluted	31,816,477	26,592,267	30,680,340	24,471,486

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except for share data)
(unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2009	5,739	$—	16,967,244	$17	$206,664	$(196,910)	$9,771

Cashless exercise of common stock warrants			2,601,591	2	(2)		—
Conversion of Series B Preferred Stock to common stock	(60)	—	80,000	—	—		—
Issuance of common stock for services			15,363	—	55		55
Exercise of common stock warrants			100,000	1	249		250
Exercise of common stock options			174,794	—	322		322
Stock-based compensation					1,377		1,377
Net income						4,620	4,620
Balance, September 30, 2010	5,679	$—	19,938,992	$20	$208,665	$(192,290)	$16,395

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$4,620	$2,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	65
Amortization of deferred financing and waiver fees	—	362
(Reduction of) provision for sales returns and doubtful accounts	(260)	(423)
Stock-based compensation	1,377	926
Amortization of common stock issued for services	61	178
Changes in operating assets and liabilities:
Accounts receivable	(468)	(45)
Inventory	508	309
Prepaid expenses and other current assets	72	(54)
Deferred revenue	(84)	56
Accounts payable, accrued compensation, other accrued expenses, and advance payments	827	(725)
Other current liabilities	(97)	(121)
Net cash provided by operating activities	6,608	3,451
Cash flows from investing activities:
Purchase of equipment	(2,261)	(492)
Purchase of investments – held to maturity	(3,500)	—
Net cash used in investing activities	(5,761)	(492)
Cash flows from financing activities:
Payments of debt	—	(1,654)
Proceeds from exercise of stock options and warrants	572	—
Net cash provided by (used in) financing activities	572	(1,654)
Net increase in cash and cash equivalents	1,419	1,305
Cash and cash equivalents, beginning of period	5,295	2,404
Cash and cash equivalents, end of period	$6,714	$3,709

Cash paid for interest	$76	$67
Cash paid for taxes	$125	$46

Supplemental information of non-cash operating and financing activities:
Common stock issued for services charged to prepaid expenses	$—	$126
Issuance of 2,601,591 shares of common stock for cashless exercise of 3,778,811 warrants in 2010	$—	$—
Conversion of 60 shares of Series B Convertible Preferred Stock into 80,000 shares of common stock in 2010	$—	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1:  Description of the Business and Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures, and markets OLED (organic light emitting diode) on silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Revenue and Cost Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.   Product revenue is generally recognized when products are shipped to customers. The Company defers revenue recognition on products sold directly to the consumer with a maximum thirty day right of return.  Revenue is recognized upon the expiration of the right of return.

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

As of September 30, 2010, the certificates of deposit comprising short-term and long-term investments – held to maturity of $3.6 million are classified as Level 1.

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

Receivables consisted of the following (in thousands):

	September 30, 2010 (unaudited)	December 31, 2009
Accounts receivable	$5,615	$5,147
Less allowance for doubtful accounts	(384)	(584)
Net receivables	$5,231	$4,563

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

Note 5:  Net Income per Common Share (continued)

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:

Net income	$2,828	$1,190	$4,620	$2,923

Denominator:

Weighted average shares outstanding for basic earnings per share	19,883,029	16,513,101	18,781,185	16,133,646
Effective of dilutive shares:
Dilution from stock options and warrants	4,361,448	2,427,166	4,327,155	685,840
Convertible preferred stock	7,572,000	7,652,000	7,572,000	7,652,000
Dilutive potential common shares	11,933,448	10,079,166	11,899,155	8,337,840
Weighted average shares outstanding for diluted earnings per share	31,816,477	26,592,267	30,680,340	24,471,486

For the three and nine months ended September 30, 2010, the Company has excluded stock options and warrants to acquire 1,271,817 and 1,282,817 shares, respectively, of the Company’s common stock since their effect would be anti-dilutive.  For the three and nine months ended September 30, 2010 and 2009, the convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.   For the three and nine months ended September 30, 2009, the Company has excluded stock options and warrants to acquire 3,498,592 and 10,226,638 shares, respectively, of the Company’s common stock since their effect would be anti-dilutive.

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

The components of inventories are as follows (in thousands):
	September 30, 2010 (unaudited)	December 31, 2009
Raw materials	$752	$806
Work in process	436	709
Finished goods	483	664
Total inventory	$1,671	$2,179

Note 7:  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):
	September 30, 2010 (unaudited)	December 31, 2009
Vendor prepayments	$32	$266
Other prepaid expenses *	567	421
Total prepaid expenses and other current assets	$599	$687
*No individual amounts greater than 5% of current assets.

Note 8:  Debt

Effective September 1, 2010, the Company renewed its credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The Company’s obligations under the agreement are secured by its assets.    The Company paid $30,000 in annual loan fees to Access which were charged to prepaid expenses and amortized over the one year term.  As of September 30, 2010, $2,500 had been amortized to interest expense.  As of September 30, 2010, the Company had not borrowed on its line of credit.

Note 9:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$28	$25	$155	$111
Research and development	23	39	151	165
Selling, general and administrative	376	317	1,071	650
Total stock compensation expense	$427	$381	$1,377	$926

At September 30, 2010, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.3 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.   There were no options granted to consultants in the three and nine months ended September 30, 2010.  For the nine months ended September 30, 2009, there were 60,000 options granted to consultants.   In May 2009, there were 60,000 options granted to consultants, of which the unvested options were remeasured to the current fair market value at September 30, 2010.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 0.64% to 1.70%; expected volatility – 68.4% to 84.1%; and expected term – 3 years.

During the three and nine month periods ended September 30, 2010, there were 236,200 and 853,085 stock options, respectively, granted to employees and directors.  During the nine month period ended September 30, 2009, there were 411,600 and 1,278,841 stock options granted to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended September 30,
	2010	2009
Dividend yield	0%	0%
Risk free interest rates	1.31 to 2.57%	2.02 to 2.51%
Expected volatility	80.6 to 86.9%	80.3 to 86.4%
Expected term (in years)	3.5 to 5.5	4.0 to 5.5

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

For the nine month period ended September 30, 2010, 10,500 options were granted to employees from the 2008 Plan with a fair value of approximately $12 thousand and 842,585 options were granted to employees and directors from the 2003 Plan with a fair value of approximately $1.4 million.  The weighted average fair value per share for options granted in the first nine months of 2010 was $1.67.

A summary of the Company’s stock option activity for the nine months ended September 30, 2010 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,817,574	$1.33
Options granted	853,085	2.59
Options exercised	(174,794)	1.84
Options forfeited	—
Options cancelled	(71,919)	3.11
Outstanding at September 30, 2010	3,432,946	$1.58	6.18	$5,806,112
Vested or expected to vest at September 30, 2010 (1)	3,388,476	$1.72	6.18	$5,149,400
Exercisable at September 30, 2010	2,917,243	$1.52	6.25	$5,149,400
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	1,160,340	5.67	$0.82	1,146,212	$0.82
$1.00 - $1.51	1,185,938	6.42	1.20	1,030,400	1.22
$1.80 - $1.94	411,341	6.32	1.94	194,519	1.94
$2.60 - $3.92	639,327	6.74	3.05	519,912	3.04
$5.80 - $22.50	27,000	1.51	11.00	26,200	10.97
	3,432,946	6.18	$1.58	2,917,243	$1.52

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 3,206,745 options in-the-money at September 30, 2010.   The Company’s closing stock price was $3.19 as of September 30, 2010. The Company issues new shares of common stock upon exercise of stock options.

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

For the nine months ended September, 2010, there were 60 shares of Preferred Stock  - Series B that were converted into 80,000 shares of common stock.  As of September 30, 2010, there were 5,679 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three months ended September 30, 2010, the Company received approximately $201 thousand for 101,230 stock options exercised and for the nine months ended September 30, 2010, $322 thousand for 174,794 stock options exercised.  For the three and nine months ended September 30, 2009, there were no stock options exercised.  For the three months ended September 30, 2010, there were no warrants exercised.  For the nine months ended September 30, 2010, there were 3,778,811 warrants exercised on a cashless basis resulting in 2,601,591 shares of common stock issued. For the nine months ended September 30, 2010, the Company received approximately $250 thousand for 100,000 warrants exercised.  For the three and nine months ended September 30, 2009, there were 2.9 million warrants exercised on a cashless basis resulting in 726,910 shares of common stock issued.

For the three months ended September 30, 2010, no shares of common stock were issued for payment of services rendered and for the nine months ended September 30, 2010, 15,363 shares of common stock were issued for payment of $55 thousand for services rendered.  For the three and nine months ended September 30, 2009, the Company issued approximately issued 42,857 and 498,533 shares of common stock, respectively, for payment of approximately $45 thousand and $304 thousand, respectively, for services rendered and to be rendered in the future.  The Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.

Note 11:  Income Taxes

The Company’s tax provision was $56,000 and $75,000, respectively, for the three and nine months ended September 30, 2010 which represents alternative minimum tax expense.

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that the change occurs.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.  Historically, the Company has incurred significant losses, however recently the Company has had a number of consecutive quarters of net income.  Notwithstanding this positive trend, management does not believe that it is more likely than not that the benefits of the net operating losses carryforwards and other deferred tax assets will be realized. Accordingly, the Company has recognized the benefits of the deferred tax assets only to the extent of current taxable income.

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

As of September 30, 2010, the Company had approximately $49 thousand of inventory manufactured using the IP which if sold would result in royalty due of approximately $13 thousand.  For the three and nine months ended September 30, 2010, the Company recorded approximately $1 thousand and $9 thousand, respectively, as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheets as the Company believes this is the amount due under the agreement which is based on applying the royalty formula to only the sold displays produced prior to the manufacturing process changes.  Royalty expense was approximately $250 thousand for the nine months ended September 30, 2009.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Bellevue, Washington.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 and contains an option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 5,100 square feet.   The lease expires on August 31, 2014.  Rent expense was approximately $283 thousand and $850 thousand, respectively, for the three and nine months ended September 30, 2010 and $336 thousand and $1.1 million, respectively, for the three and nine months ended September 30, 2009.

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

Note 14:  Employment Agreements

Pursuant to the Employment Agreement between the Company and Susan Jones (as previously amended and extended, the “Employment Agreement”), the term of Ms. Jones’ contract with the Company ended May 12, 2010 and her employment with the Company ceased at that time. Under the terms of the Employment Agreement between Susan Jones and the Company, Ms. Jones was entitled to a payment of eighteen months salary totaling approximately $473 thousand which payment was made as of June 30, 2010, incentive payments of 1% of revenue paid quarterly for a period of eighteen months, continuation of health insurance for twenty four months and a moving allowance for personal effects of $7.5 thousand. In addition, 12,696 unvested options immediately vested and became exercisable upon termination.  As a result, the Company took a one time non-cash compensation charge of $28 thousand in the second quarter of 2010.

The Company accounted for the incentive payments under guidance that benefits provided in accordance with an agreement be recorded as a liability when it is probable that the employee is entitled to the benefits and the amount can be reasonably estimated.  The Company estimated that $440 thousand is a reasonable estimate of the eighteen months of incentive payments and approximately $21 thousand is a reasonable estimate for the continuation of health insurance for twenty four months.  In the second quarter of 2010, the Company recorded a liability of approximately $469 thousand which included the incentive payments, health insurance coverage, and the moving allowance in the condensed consolidated balance sheets and the associated expense as a sales, general and administrative expense in the condensed consolidated statements of operations.  At September 30, 2010, the Company reviewed the estimates and assessed there was no material change.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of September 30, 2010, the number of shares of common stock available for issuance was 300,000.  As of September 30, 2010, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  For the three and nine months ended September 30, 2010, there were 236,200 and 842,585 options, respectively, granted from this plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the nine months ended September 30, 2010, 10,500 options were granted from this plan.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

Revenues for the three and nine months ended September 30, 2010 were approximately $8.3 million and $22.5 million, respectively, as compared to approximately $6.1 million and $17.1 million, respectively,  for the three and nine months ended September 30, 2009, an increase of approximately 36% and 32%, respectively.

For the three and nine months ended September 30, 2010, product revenue increased approximately $1.7 million or 32% and $3.3 million or 23%, respectively, as compared to the three and nine months ended September 30, 2009 which was primarily a result of an increase in customer demand for our OLED microdisplays.   For the three and nine months ended September 30, 2010, contract revenue increased approximately $0.5 million or 56% and $2.1 million or 84%, respectively, as compared to the three and nine months ended September 30, 2009 which was a result of an increase in the number of active projects in the first nine months of 2010 as compared to the first nine months of 2009.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performing on contracts.  Cost of goods sold for the three and nine months ended September 30, 2010 was approximately $2.8 million and $9.0 million, respectively, as compared to approximately $2.6 million and $7.3 million for the three and nine months ended September 30, 2009, an increase of approximately $0.2 million  and $1.7 million, respectively,  for the three and nine months ended September, 2010.

Cost of goods sold as a percentage of revenues was 34% and 40%, respectively, for the three and nine months ended September 30, 2010 as compared to 43% for both the three and nine months ended September 30, 2009.

The following table outlines product, contract and total gross profit and related gross margins for both the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Product revenue gross profit	$4,831	$3,264	$11,236	$8,743
Product revenue gross margin	70%	62%	63%	60%
Contract revenue gross profit	$637	$236	$2,289	$1,015
Contract revenue gross margin	48%	28%	49%	40%
Total gross profit	$5,468	$3,500	$13,525	$9,758
Total gross margin	66%	57%	60%	57%

The gross profit for the three and nine months ended September 30, 2010 was approximately $5.5 million and $13.5 million as compared to approximately $3.5 million and $9.8 million for the three and nine months ended September 30, 2009, an increase of $2.0 million and $3.7 million, respectively.  Gross margin was 66 % for the three months ended September 2010 up from 57% for the three months ended September 30, 2009.  Gross margin was 60 % for the nine months ended September 2010 up from 57% for the nine months ended September 30, 2009.

The product gross profit for the three and nine months ended September 30, 2010 was approximately $4.8 million and $11.2 million as compared to approximately $3.3 million and $8.7 million for the three and nine months ended September, 2009, an increase of $1.5 million and $2.5 million, respectively.  Product gross margin was 70% for the three months ended September 30, 2010 up from 62% for the three months ended September 30, 2009.  Product gross margin was 63% for the nine months ended September 30, 2010 up from 60% for the nine months ended September 30, 2009.  The increase in product gross profit and gross margin was due to higher sales volumes and improved product mix resulting in a higher average selling price in conjunction with lower display costs which were a result of the of increased production volume and improved manufacturing utilization.  The higher average selling price was a result of the mix of products sold which included custom displays with a higher sales price.

The contract gross profit for the three and nine months ended September 30, 2010 was approximately $0.6 million and $2.3 million as compared to $0.2 million and $1.0 million for the three and nine months ended September 30, 2009, an increase of $0.4 million and $1.3 million, respectively.  Contract gross margin was 48% for the three months ended September 30, 2010 up from 28% for the three months ended September 30, 2009.  Contract gross margin was 49% for the nine months ended September 30, 2010 up from 40% for the nine months ended September 30, 2009.    The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three months ended September 30, 2010 and 2009 were both approximately $0.5 million.  Research and development expenses for the nine months ended September 30, 2010 were approximately $1.9 million as compared to $1.4 million for the nine months ended September 30, 2009, an increase of approximately $0.5 million.  The increase for the nine months ended September 30, 2010 was primarily related to an increase in internal research and development of $0.4 million and personnel expense of $0.1 million.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries, including severance, and fees for professional services, legal fees in connection with litigation, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2010 were approximately $2.1 million and $6.9 million as compared to approximately $1.8 million and $5.1 million for the nine months ended September 30, 2009.  The increase of approximately $0.3 million for the three months ended September 30, 2010 was primarily related to increased personnel costs including non-cash compensation.  The increase of approximately $1.8 million for the nine months ended September 30, 2010 was primarily related to severance expense of $1.0 million, personnel costs including non-cash compensation of $0.8 million, and legal fees of $0.4 million offset by a decrease in professional services of $0.2 million and recruiting expenses of $0.2 million.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three and nine months ended September 30, 2010, interest expense was approximately $21 thousand and $79 thousand, respectively, as compared to approximately $76 thousand and $417 thousand, respectively, for the three and nine months ended September 30, 2009.   For the three and nine months ended September 30, 2010, the majority of the interest expense was associated with debt.   The breakdown of the interest expense for the three and nine month period in 2009 is as follows: interest expense associated with debt of approximately $7 thousand and $48 thousand, respectively, and the amortization of the deferred costs associated with the debt was $62 thousand and $362 thousand, respectively.   The decrease in interest expense for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was primarily a result of the Company not having any outstanding debt.

Other income for the three and nine months ended September 30, 2010 was approximately $2 thousand and $10 thousand as compared to $1 thousand and $41 thousand for the three and nine months ended September 30, 2009.  The other income for the three and nine months ended September 30, 2010 was interest income of approximately $2 thousand and $4 thousand, respectively, and $0 and $6 thousand, respectively,  from equipment salvage.  The other income for the three and nine months ended September 30, 2009 was interest income of approximately $1 thousand and $3 thousand, respectively, and $0 and $38 thousand, respectively, for a settlement of a liability.

Net Income

Net income totaled $2.8 million and $4.6 million, respectively, for the three and nine months ended September 30, 2010 as compared to $4.6 million and $2.9 million, respectively, for the three and nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 would have been $5.6 million excluding the $1.0 million one time severance charge.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $10.3 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”).  As of September 30, 2010, we had approximately $6.7 million of cash and cash equivalents as compared to $5.3 million as of December 31, 2009.  The change in cash of $1.4 million was primarily due to cash provided by operations of approximately $6.6 million and financing activities of approximately $0.6 million offset by cash used for investing activities of approximately $5.8 million.

Cash flow provided by operating activities during the nine months ended September 30, 2010 was approximately $6.6 million, attributable to our net income of approximately $4.6 million, non-cash expenses of $1.2 million and approximately $0.8 million from the change in operating assets and liabilities.  Cash flow provided by operating activities during the nine months ended September 30, 2009 was approximately $3.5 million, attributable to our net income of approximately $2.9 million, non-cash expenses of $1.1 million and approximately $0.6 million from the change in operating assets and liabilities.

Cash used in investing activities during the nine months ended September 30, 2010 was approximately $5.8 million to purchase equipment of $2.3 million and purchase certificates of deposit (“CDs”) of $3.5 million. Cash used in investing activities during the nine months ended September 30, 2009 was approximately $0.5 million to purchase equipment.

Cash provided by financing activities during the nine months ended September 30, 2010 was approximately $0.6 million from the exercise of stock options and warrants.  Cash used by financing activities during the nine months ended September 30, 2009 was approximately $1.7 million to pay down the line of credit.

Our business continues to experience revenue growth. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We believe our current liquidity position, where we have approximately $10.3 million of cash, cash equivalents, and investments – held to maturity on hand as of September 30, 2010, together with our available line of credit and the prospects for continued generation of cash from operations are adequate for our business needs over the next twelve months. We anticipate that we will not require additional funds over the next twelve months other than perhaps discretionary capital spending.  If unanticipated events arise during the next twelve months, we may need additional funds.  If additional funds are required and if we are unable to obtain sufficient funds we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

(c) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the nine months ended September 30, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to various cashless warrant exercises, the Company issued 2,601,591 shares of common stock in the nine months ended September 30, 2010. In addition, the Company received proceeds of $250 thousand from a warrant exercise and issued 100,000 shares of common stock in the nine months ended September 30, 2010. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

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
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2010.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer