Form 10-K
period 2010-12-31
EMAGIN CORP
filed 2011-03-16
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of  “large accelerated filer,” “accelerated filer and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐            Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☑

As of June 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE Amex of $3.63 was approximately $47.7 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of January 31, 2011 was 21,540,638.

DOCUMENTS INCORPORATED BY REFERENCE – None

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

ITEM 1. BUSINESS

Introduction

eMagin Corporation (“eMagin, “we,” “our,” or “us,”) is a leader in the manufacture of microdisplays using OLED (organic light emitting diode) technology. We design, develop, manufacture, and market OLED on silicon microdisplays, virtual imaging products which utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer (“OEM”) customers to develop and market improved or new electronic products, especially products that are mobile and highly portable. We believe that virtual imaging will become an important way for increasingly mobile people to have quick access to high resolution data, work, and experience new more immersive forms of communications and entertainment.

We believe our OLED microdisplays offer a number of significant advantages over other microdisplay options for near-to-eye applications including greatly increased power efficiency, less weight, and wider viewing angles. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay, resulting in compact, high resolution, power efficient systems. We have developed our own intellectual property and accumulated over 7 years of manufacturing know-how to create high performance OLED microdisplays.

As the first to exploit OLED technology for microdisplays, we believe that we enjoy a significant advantage in the commercialization of microdisplays for virtual imaging. We believe we are currently the only company to sell active matrix small molecule OLED-on-silicon microdisplays in production quantities.

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

We have developed numerous and significant enhancements to OLED microdisplay technology as well as key silicon circuit designs to effectively incorporate the OLED film on a silicon integrated circuit. For example, we have developed a unique, top-emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED devices emit full visible spectrum light that is isolated with color filters to create full color images. Our microdisplays have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours, in certain applications. New materials and device improvements, such as our recently developed OLED-XL ™ technology, offer the potential for even better performance for brightness, efficiency, and lifespan. In addition to our active matrix OLED technology, we have developed compact optic and lens enhancements which, when coupled with the microdisplay, provide the high quality large screen appearance that we believe a large proportion of the marketplace demands.

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

Our Market Opportunities

The growth potential of our selected target market segments has been investigated using information gathered from key industry market research firms and resources, including Consumer Electronics Association, DisplaySearch, Mobile Display Report, Frost and Sullivan, McLaughlin Group, Nikkei, VisionGain and others. Such data was obtained using published reports and data obtained at industry symposia. We have also relied substantially on market projections obtained privately from industry leaders, industry analysts, and current and potential customers.

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

Military/First Responder

Properly implemented, we believe that head-mounted systems incorporating our microdisplays increases the user’s effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness for use in daylight, yet controllable for nighttime light security. As a COTS (commercial off the shelf) component, OLED microdisplays intrinsically demonstrate performance characteristics important to military and other demanding commercial and industrial applications, including high contrast, wide dimming range, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments, and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. Most importantly, our OLED's very low power consumption reduces battery weight and increases allowed mission length. The OLED's inherent wide temperature tolerance range is especially of interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions. Our SXGA OLED-XL™ microdisplay provides power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant-on capabilities at low temperatures.

Our products’ military applications primarily fall into three broad areas: (1) helmet-mounted displays for situational awareness and data, (2) night vision/thermal imaging goggles and viewers, and (3) training and simulation devices. Similar systems are of interest for other military applications as well as for demanding operations such as urban security, homeland defense, fire and rescue.

Situational Awareness. Situational awareness products include head mounted displays which are used to display mapping, logistics and status and handheld imagers for border patrol and training. In certain situations these products are combined with a weapon system in order to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have already been commercially incorporated into a number of military situational awareness programs including: US Army Land Warrior Program, U.S. Army Mounted Warrior Program, US Army Remote Viewer Program, FELIN Fantassin à Equipements et Liaisons Intégrés Program (French Infantryman with Networked Equipment), and Israeli Advanced Integrated Soldier System, among others. OEM products include Intevac Vision Systems’ I-Port™ EX3, I-Port™, Night-Port™,  and Binocular 50™.

Night Vision/Thermal Imaging. Night vision goggles allow the user to see in low light conditions. The most modern versions usually include two different technologies: infrared/thermal, and image intensification. Third and fourth generation military devices usually use some combination of the two modes. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat-related problems. Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.  Our OLED microdisplays are typically targeted to uncooled systems, as opposed to systems that require external cooling in order to increase their sensitivity.  Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been the driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly in these small hand-held non-cooled systems. Fielded products incorporating eMagin OLED microdisplays include Northrop Grumman’s Lightweight Laser Designator Rangefinders (LLDR), Thales SOPHIE™ handheld thermal imagers, and Thales MINIE™, LUCIE™, and MONIE™ night vision goggles.

Training and Simulation. Our OLED microdisplays and our Z800 3DVisor have been acquired by OEMs for use with their simulation and training products.  The Z800’s capability to integrate 360 degree head tracking and stereo vision, as well as its wide field of view are attractive attributes for any simulation or virtual reality system. Examples of commercialized training and simulation products incorporating our products include: Cubic CombatRedi™ tactical man-worn system with wireless communication, Drive Square’s portable in-vehicle simulator, NVIS’ Virtual Binocular SV™ and Monoscope SV™, Quantum 3D ExpeditionDI™, Rockwell Collins’ SimEye SX45™ and SimEye SX60™, and Sensics’ xSight.™

Our displays have already been commercialized or prototyped for situational awareness and night vision/thermal imaging applications by military systems integrators including Elbit, Insight Technologies, Intevac Vision Systems, Nivisys, Oasys Technology, Qioptiq, Rockwell Collins, Saab, Sagem, and Thales, among many others. Night Vision Equipment Corporation's HelmetIR-50™, a lightweight, military helmet mounted thermal imager, which provides hands-free operation and allows viewers to see through total darkness, battlefield obscurants, and even foliage, is the first OLED-equipped product to be listed on the US Government's GSA schedule. Similar systems are of interest for other military applications as well as for related operations such as urban security, fire and rescue.

Commercial, Industrial, and Medical

We believe that a wide variety of commercial and industrial markets offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplaces. Some examples of potential microdisplay applications include: immediate access to inventory such as parts, tools and equipment availability; instant accessibility to maintenance or construction manuals; routine quality assurance inspection; endoscopic surgery; and real-time viewing of images and data for a variety of applications. As one potential example, a user wearing a HMD while using test equipment, such as oscilloscopes, can view technical data while simultaneously probing printed circuit boards. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by Liteye, FLIR Systems, NordicNeuroLab, VRmagic GmbH, Sensics, and Total Fire Group, among others.

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

Our Products

Our commercial microdisplay products based on our SVGA series OLED microdisplays, first introduced in 2001, have received award recognition including: SID Display of the Year and  Electronic Products Magazine  Product of the Year. In 2008 we introduced engineering samples of our SXGA OLED microdisplays. We began selling significant quantities of the SXGA product in 2010.  In 2006 we introduced our OLED-XL technology, which provides longer luminance half life and enhanced efficiency for all of our microdisplay product lines. These OLED and OLED-XL products are being applied or considered for near-eye and headset applications in products to be manufactured by OEM customers for a wide variety of military, medical, industrial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs and offer design of customized displays with resolutions or features to meet special customer requirements.

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

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government. The revenue that we recognize from these contracts represents reimbursement by various U.S. Government entities. In August 2008, we were awarded a contract for the development of power efficient microdisplays for US Army Night Vision. In October 2009, this agreement was renewed and we continue to provide research and development for these displays. In July 2007 we were awarded a contract for the development of an ultra-high resolution display for US Army Telemedicine. In May 2008 and September 2009, this agreement was renewed and we continue to provide research and development services for these displays.  Our government contracts require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.  Approximately 16% of 2010 revenue was related to research contracts funded by the U.S. Government as compared to 11% in 2009.

Our Strategy

Our strategy is to strengthen our leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our experience and expertise in active matrix OLED technology.  We aim to provide microdisplays and complementary accessories to enable OEM customers to develop and manufacture new and enhanced electronic products. Some key elements of our strategy to achieve these objectives include the following:

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

•
Build and maintain strong design capabilities. We employ in-house design capabilities supplemented by outsourced design services. Building and maintaining this capability will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills may also remain a part of our overall long term strategy.

•
Leverage strategic relationships. External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas and solutions. In addition, we participate in industry associations such as Society Information Display (“SID”), FlexTech Alliance (formerly known as United States Display Consortium), OLED Association, Consumer Electronics Association, and the Association of the United States Army, among others. Furthermore, we have established a CRADA (Cooperative Research and Development Agreement) with the US Army/RDECOM/NVESD as of August 2010 for the purpose of evaluating and characterizing new and existing AMOLED microdisplay configurations. This agreement expires in 2015.  We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our future research and development activities to satisfy our customers’ evolving requirements.

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

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2010, 66% of our net revenue was to firms based in the United States and 34% was to international firms as compared to 57% domestic revenue and 43% international revenue during 2009.  In 2010, we had 10 customers that accounted for more than 57% of our total revenue as compared to 10 customers that accounted for more than 56% of our total revenue in 2009.  In 2010 and 2009, we had 1 customer that accounted for more than 10% of our total revenue.  Approximately 43% of our 2010 revenue, we estimate, was derived through sales of defense or military related products as compared to 41% in 2009.

Backlog

As of January 31, 2011, we had a backlog of approximately $9.8 million for purchases through December 2011. This backlog primarily consists of non-binding purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development.

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

Manufacturing Facilities

Our manufacturing facilities are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, New York. We lease approximately 37,000 square feet of space which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room space, assembly space and administrative offices.

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

We also lease a facility in Bellevue, Washington where we house our Z800 3DVisor operations, finance function and business development activities. The facilities are well suited for designing and building limited volume prototypes and small quantities of industrial or government products.

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. Although, we currently have the equipment needed for profitable production in place, we added $2.3 million of equipment in 2010 and we plan to add $4.5 million equipment in 2011 to increase capacity and yield and to meet expected demand for our microdisplays.

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

Currently, in the high resolution microdisplay market, we face competition from liquid crystal microdisplay manufacturers, such as those sold by Kopin Corporation. We are not aware of any significant current manufacturers of high resolution OLED microdisplays that compete with our microdisplay products.  We are aware of two startups, located in France and China, which claim they can produce such displays.

To our knowledge, the only other companies that have publicly stated plans to commercially develop OLED microdisplays for near-eye applications are Yunnan North OLEiD Opto-Electronic Technology Co., Ltd. in China and MicroOLED in France. We believe that one or more companies in Asia are investigating production of OLED microdisplays. We may also compete with potential licensees of Universal Display Corporation, Global OLED Technology LLC, or Cambridge Display Technology, among others, each of which potentially can license OLED technology portfolios. If other new OLED-based companies enter our markets with directly relevant display designs and without manufacturing and reliability issues, we will face competition, though we believe that our progress to date in this area gives us a substantial head start.

In the future, we believe that our key competition will come from LCOS and small transmissive LCDs as well as OLED displays. While we believe that OLED technology has the capability to provide higher quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency advantages over either type of liquid crystal based microdisplays, there is no assurance that these benefits will be fully realized or that liquid crystal manufacturers will not suitably improve these parameters to reduce these potential advantages of OLEDs.

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

Employees

As of January 11, 2011, we had a total of 67 full time and part time staff.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our accumulated deficit is approximately $182 million as of December 31, 2010.  We achieved profitability on a full year basis beginning in 2009 and 2010. We can give no assurances that we will continue to be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

We may not be able to execute our business plan due to a lack of cash from operations.

Prior to April 2008, we had not produced positive cash flows from operations. However, we have generated positive cash flows the past 11 quarters. We anticipate that our cash from operations will be sufficient to meet our requirements over the next twelve months.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we may have to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that if additional financing is necessary, that it will be available, or if available, will be on acceptable terms.

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

RISKS RELATED TO MANUFACTURING

The manufacture of active matrix OLED microdisplays continues to evolve as better methods are discovered and employed and therefore we may encounter manufacturing issues or delays.

Ours is an evolving technology and we are pioneers in this active matrix OLED microdisplay manufacturing technique. As such, we cannot assure you that we will be able to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we cannot assure you that we will not experience manufacturing problems which could result in delays in delivery of orders or product introductions.

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

We depend on a number of sole source or limited source suppliers for certain raw materials, components, and services. These include circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support.  We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could be detrimental to operating results. We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we provide the design layouts to a sole semiconductor contract manufacturer who manufactures the integrated circuits on silicon wafers. Our inability to obtain sufficient quantities of components and other materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.  Generally, we do not have contracts or written agreements with our source suppliers.

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

The market for microdisplays is emerging. Our long-term success may depend on consumer acceptance of microdisplays as well as the success of the commercialization of the microdisplay market. As an OEM supplier, our customer's products must also be well accepted. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market.

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

We sell most of our microdisplays to OEMs who will incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products is significant, often with a duration of between one and three years. If our products fail to meet our OEM customers' cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products could adversely affect our business.

In order to increase or maintain our profit margins we may have to continuously develop new products, product enhancements and new technologies.

In some markets, prices of established products tend to decline over time. In order to increase or maintain our profit margins over the long term, we believe that we will need to continuously develop new products, product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, there can be no assurance that  these cost reduction plans will be successful, that we will have the resources to fund the expenditures necessary to implement certain cost-saving measures, or that our costs can be reduced as quickly as any reduction in unit prices. We may also attempt to offset the anticipated decrease in our average selling price by introducing new products with higher selling prices that may or may not offset price declines in more mature products.   If we fail to do so, our results of operations could be materially and adversely affected.

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

Changes in federal budget priorities could adversely affect our contract revenue. Historically, government agencies have funded a significant part of our research and development activities. Our funding has the risk of being redirected to other programs when the government changes budget priorities, such as in time of war or for other reasons. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition our government contracts generally permit the contracting authority to terminate the contract for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. We may be unable to incur sufficient allowable costs to generate the full estimated contract values. Furthermore, the research and development and product procurement contracts of the customers we supply may be similarly impacted. If the government funding is discontinued or reduced, our ability to develop or enhance products could be limited and our business results or operations and financial conditions could be adversely affected.

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

Some of our business is subject to U.S. government procurement laws and regulations.

We must comply with certain laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts, including the business that we do as a subcontractor. In complying with these laws and regulations, we may incur additional costs, and non-compliance may lead to the assessment of fines and penalties, including contractual damages, or the loss of business.

Our business is subject to export laws and regulations.

We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 2011, we have outstanding common shares of 21,540,638 plus (i) options to purchase 3,132,114 shares, (ii) warrants to purchase 2,305,514 shares and (iii) convertible preferred stock to purchase 7,572,000 shares of common stock.

Changes in internal controls or accounting guidance could cause volatility in our stock price.

Guidance regarding implementation and interpretation of the provisions of Section 404 of the Sarbanes-Oxley Act continues to be issued by the standards-setting community.  In July 2010, smaller reporting companies were granted permanent exemption from having to obtain an auditors’ report on management’s assertion of the effectiveness of its internal control over financial reporting.  However, in the future if we become an accelerated filer, we would be subject to an audit of our internal controls.   As a result of the ongoing interpretation of new guidance and the audit testing which may be required to be completed in the future, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our stock.

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

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from $1.73 to $6.00 and decreased to a low of $1.47 on February 4, 2010. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 6,300 square feet.  The lease expires in 2014.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 37,000 square feet from IBM.  The New York facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. The lease expires in 2014.  We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces or additional spaces as necessary under acceptable terms. See Note 12 to the Consolidated Financial Statements for more information about lease commitments.

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

On May 21, 2010, the court granted eMagin's motion to dismiss regarding the claim for misrepresentation and the Washington Wage Claim.  The Chief Financial Officer's motion to dismiss was also granted relating to the following claims against him: the Washington Wage Claims, breach of contract, breach of promises of specific treatment in specific circumstances, breach of the duty of good faith and fair dealing, and promissory estoppel.  With respect to the undismissed claims, the litigation is ongoing.  The Company denies the allegations raised in the Complaint.   In January 2011, the Company made a final settlement offer to Mr. Jones of $650 thousand. To date, such settlement offer has not been accepted and no final settlement or outcome of this matter has been reached.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2009 and until May 17, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol "EMAN".  As of May 18, 2010, our common stock trades on the NYSE Amex under the symbol "EMAN". The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2010		2009
	High	Low	High	Low

First quarter	$3.90	$1.47	$0.85	$0.32
Second quarter	$5.49	$2.88	$1.40	$0.60
Third quarter	$3.65	$1.91	$2.08	$0.97
Fourth quarter	$6.00	$3.00	$2.00	$1.38

As of January 31, 2011, there were 491 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

For the quarter ended December 31, 2010, pursuant to various cashless warrant exercises, we issued 916,519 shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders – 2003 Stock Option Plan	2,099,368	$2.00	1,401,254
Equity compensation plans not approved by security holders – 2008 Incentive Stock Plan	1,052,746	$1.03	207,263

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data at December 31, 2010 and 2009 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenue	$30,458	$23,822	$18,739	$17,554	$8,169
Cost of goods sold	12,018	10,175	10,673	12,628	11,359
Gross profit (loss)	18,440	13,647	8,066	4,926	(3,190)
Operating expenses:
Research and development	2,370	1,996	2,081	2,949	4,406
Selling, general and administrative	10,055	6,900	6,254	6,591	8,860
Total operating expenses	12,425	8,896	8,335	9,540	13,266
Income (loss) from operations	6,015	4,751	(269)	(4,614)	(16,456)
Other (expense) income, net	(99)	(399)	(1,590)	(13,874)	1,190
Net income (loss) prior to income tax provision	5,916	4,352	(1,859)	(18,488)	(15,266)
Income tax (benefit) expense	(8,931)	90	—	—	—
Net income (loss)	$14,847	$4,262	$(1,859)	$(18,488)	$(15,266)

Income (loss) per share, basic	$0.77	$0.26	$(0.13)	$(1.59)	$(1.52)
Income (loss) per share, diluted	$0.49	$0.17	$(0.13)	$(1.59)	$(1.52)

Shares used in calculation of income (loss) per share:
Basic	19,239,933	16,343,650	14,175,220	11,633,367	10,057,748
Diluted	30,422,133	25,503,200	14,175,220	11,633,367	10,057,748

Consolidated Balance Sheet Data:

	December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$7,796	$5,295	$2,404	$713	$1,415
Working capital (deficit)	$13,575	$8,615	$3,300	$(4,708)	$(305)
Total assets	$32,702	$13,980	$10,104	$6,648	$7,005
Long-term obligations	$—	$—	$—	$60	$2,229
Total shareholders’ equity (capital deficit)	$27,549	$9,771	$3,661	$(4,170)	$(1,164)

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. (See Part I, Item 1A, "Risk Factors "). Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

Since our inception in 1996 through 2004, we derived the majority of our revenues from fees paid to us under research and development contracts, primarily with the U.S. government. We have devoted significant resources to the development and commercial launch of our products including our Z800 gaming headset. We commenced limited initial sales of our SVGA+ microdisplay in May 2001 and commenced shipping samples of our SVGA-3D microdisplay in February 2002. From inception to December 31, 2010, we have recognized an aggregate of approximately $97.8 million from sales of our products. As of January 31, 2011, we had a backlog of approximately $9.8 million in products ordered for delivery through December 31, 2011.  At February 28, 2010, we had a backlog of $6.8 million in products ordered for delivery through December 31, 2010. This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, entertainment headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also shipped our Z800 3DVisor personal display systems. In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call Microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay.

We have developed a strong portfolio of our own patents, manufacturing know-how and technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology and intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are the only company to demonstrate publicly, market and produce in significant quantities full-color small molecule OLED-on-silicon microdisplays.

In 2010, we continued to advance our technology. We are making good progress toward developing a HD resolution display that is under 1 inch in diagonal for the U.S. Army Telemedicine and Technology Research Center (TATRC).  We are making great strides in OLED architectures that could double or triple OLED efficiency.  We continue to place our microdisplays with additional customers.  In 2010, we announced a $15 million notice of contract award from ITT, a new customer.

Company History

As of January 1, 2003, we were no longer classified as a development stage company. We transitioned to manufacturing our product and have significantly increased our marketing, sales, and research and development efforts, and expanded our operating infrastructure. Currently, most of our operating expenses are labor related and semi-fixed.  If we are unable to generate significant revenues, our net income in any given period could be less than expected.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock based compensation expense, deferred tax asset valuation allowances, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  In addition, the long-term investments are stated at cost which approximates fair value.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2010, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2010, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  In 2010, there were 939,085 options granted from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2008 Plan has an aggregate of 2,000,000 shares.  In 2010, there were no options granted from this plan.

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors by estimating the fair value of stock awards at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 11 of the Consolidated Financial Statements – Stock Compensation for a further discussion on stock-based compensation.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating our current tax expense together with assessing temporary differences resulting from the differing treatment of items for accounting and tax purposes.  These differences result in deferred tax assets and liabilities.  Operating losses and tax credits, to the extent not already utilized to offset taxable income also represent deferred tax assets.  We must assess the likelihood that any deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.   Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

From inception through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income to utilize them.  During the years ended December 31, 2010, 2009 and 2008, we utilized $6.3 million, $4.7 million, and $0 million, respectively, of historical net operating losses to offset taxable income in each of these periods.  At December 31, 2010, we had deferred tax assets, including net operating losses and tax credits that would offset $111 million of future taxable income. In the fourth quarter of 2010, we determined that it was more likely than not that we would generate future taxable income and, as a result, recorded a $9.1 million reduction of our deferred tax asset valuation allowance and corresponding income tax benefit.

In determining future taxable income, assumptions are made to forecast operating income, the reversal of temporary timing differences and the implementation of tax planning strategies.  Management uses significant judgment in the assumptions it uses to forecast future taxable income which are consistent with the forecasts used to manage the business.  Realization of the deferred tax asset is dependent upon future earnings which there is uncertainty as to the timing.  We will continue to monitor the realizability of the deferred tax asset.

As of December 31, 2010, the valuation allowance against the net deferred tax assets was $32.4 million.  The valuation allowance will be maintained until further sufficient positive evidence exists to support an additional reduction in the valuation allowance.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue Year Ended December 31,
	2010	2009	2008
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	39	43	57
Gross profit	61	57	43
Operating expenses:
Research and development	8	8	11
Selling, general and administrative	33	29	33
Total operating expenses	41	37	44
Income (loss) from operations	20	20	(1)
Other expense	—	(2)	(9)
Income (loss) before provision for income taxes	20	18	(10)
Income tax (benefit) expense	(29)	—	—
Net income (loss)	49%	18%	(10)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues increased by approximately $6.7 million to a total of approximately $30.5 million for the year ended December 31, 2010 from approximately $23.8 million for the year ended December 31, 2009, representing an increase of 28%. The increase in revenue was due to increased customer demand of our OLED displays and active research and development contracts.

For the year ended December 31, 2010, product revenue increased approximately $3.8 million as compared to the year ended December 31, 2009.  The 19% increase was due to higher customer demand along with a shift in the mix of products.  For the year ended December 31, 2010, contract revenue increased 70% or approximately $2.9 million as compared to the year ended December 31, 2009. The increase was a result of an increase in the number of active research and development projects in 2010 as compared to 2009.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance on contracts.  Cost of goods sold for the year ended December 31, 2010 were approximately $12.0 million as compared to approximately $10.2 million for the year ended December 31, 2009, an increase of approximately $1.8 million.  Cost of goods sold as a percentage of revenues improved to 39% for the year ended December 31, 2010 from 43% for the year ended December 31, 2009.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2010 and 2009 (dollars in thousands):

	For the Year ended December 31,
	2010	2009

Product revenue gross profit	$15,223	$11,910
Product revenue gross margin	65%	60%
Contract revenue gross profit	$3,217	$1,737
Contract revenue gross margin	47%	43%
Total gross profit	$18,440	$13,647
Total gross margin	61%	57%

The gross profit for the year ended December 31, 2010 was approximately $18.4 million as compared to approximately $13.6 million for the year ended December 31, 2009, an increase of $4.8 million.  Gross margin was 61% for the year ended December 31, 2010 up from 57% for the year ended December 31, 2009.   The increase was attributable to increases in product gross margin of 5% and the contract gross margin of 4%.

The product gross profit for the year ended December 31, 2010 was approximately $15.2 million as compared to approximately $11.9 million for the year ended December 31, 2009, an increase of $3.3 million.  Product gross margin was 65% for the year ended December 31, 2010 up from 60% for the year ended December 31, 2009.   The increase in product gross profit and gross margin was due to higher sales volumes and improved product mix resulting in a higher average selling price in conjunction with a reduction of the warranty accrual.  The higher average selling price was a result of the mix of products sold which included custom displays with a higher sales price.

The contract gross profit for the year ended December 31, 2010 was approximately $3.2 million as compared to approximately $1.7 million for the year ended December 31, 2009, an increase of $1.5 million.  Contract gross margin was 47% for the year ended December 31, 2010 up from 43% for the year ended December 31, 2009.  The contract gross margin is dependent upon the mix of internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2010 were approximately $2.4 million as compared to approximately $2.0 million for the year ended December 31, 2009, an increase of approximately $0.4 million.  The increase was primarily related to an increase in internal research and development of $0.3 million and personnel expense of $0.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries, fees for professional services including legal fees, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2010 were approximately $10.1 million as compared to approximately $6.9 million for the year ended December 31, 2009, an increase of approximately $3.2 million.   The increase is primarily related to severance expense of $1.1 million, personnel costs including non-cash compensation of $1.1 million, litigation settlement and legal fees of $1.5 million offset by a decrease in professional services of $0.1 million, accounting fees of $0.1 million and recruiting expenses of $0.2 million.

Other (Expense) Income

Other income (expense), net consists primarily of interest income earned on investments, interest expense and other costs related to the debt and miscellaneous income.

For the year ended December 31, 2010, interest expense was approximately $115 thousand as compared to approximately $466 thousand for the year ended December 31, 2009.   For the year ended December 31, 2010, the interest expense associated with debt was approximately $60 thousand, loan fees associated with the new line of credit was approximately $27 thousand, and interest on liquidated damages expense related to registration payment arrangements of approximately $28 thousand.  For the year ended December 31, 2009, the interest expense associated with debt was approximately $63 thousand, loan fees associated with the new line of credit were approximately $13 thousand, interest on liquidated damages expense related to registration payment arrangements was approximately $28 thousand and the amortization of the deferred costs associated with the debt was approximately $362 thousand. The decrease in interest expense was primarily a result of fully amortizing the deferred debt issuance costs in 2009.

Other income for the year ended December 31, 2010 was approximately $16 thousand as compared to approximately $67 thousand for the year ended December 31, 2009.  The other income for the year ended December 31, 2010 was interest income of approximately $10 thousand and $6 thousand from equipment salvage.  The other income for the year ended December 31, 2009 was interest income of approximately $6 thousand; approximately $4 thousand of miscellaneous income; and approximately $57 thousand for a settlement of a liability.

Income Tax (Benefit) Expense

For the year ended December 31, 2010, income tax benefit was approximately $8.9 million and for the year ended December 31, 2009, the income tax expense was $90 thousand.    For 2010, we incurred $0.13 million of income tax expense related to alternative minimum tax, which is not offset by operating loss carryforwards.  As a result of profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from a portion of our net operating loss carryforwards; therefore, we recorded a $9.1 million reduction of our deferred tax asset valuation allowance and corresponding income tax benefit.

Net Income

Net income totaled $14.8 million for the year ended December 31, 2010 as compared to $4.3 million for the year ended December 31, 2009.  Net income for the twelve months ended December 31, 2010 would have been $7.5 million excluding the one-time charges of a $1.1 million severance charge, $0.7 million litigation settlement offer, and the tax benefit of $9.1 million related to the reversal of valuation allowance.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs associated with production.  Cost of goods sold for the year ended December 31, 2009 was approximately $10.2 million as compared to approximately $10.7 million for the year ended December 31, 2008, a decrease of approximately $0.5 million.  Cost of goods sold as a percentage of revenues improved to 43% for the year ended December 31, 2009 from 57% for the year ended December 31, 2008. Cost of goods is comprised primarily of material and labor cost with the labor portion of cost of goods mostly fixed. Improved manufacturing yield and lower royalty expense resulted in a lower cost of goods sold.

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

The product gross profit for the year ended December 31, 2009 was approximately $11.9 million as compared to approximately $6.6 million for the year ended December 31, 2008, an increase of $5.3 million.  Product gross margin was 60% for the year ended December 31, 2009, up from 42% for the year ended December 31, 2008.   The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields and a reduction in royalty expense. See Note 12 of the Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty expense.

The contract gross profit for the year ended December 31, 2009 was approximately $1.7 million as compared to approximately $1.4 million for the year ended December 31, 2008, an increase of $0.3 million.  Contract gross margin was 43% for the year ended December 31, 2009, down from 47% for the year ended December 31, 2008.  The contract gross margin is dependent upon the mix of internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

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

For the year ended December 31, 2009, interest expense was approximately $466 thousand as compared to approximately $2.0 million for the year ended December 31, 2008.   For the year ended December 31, 2009, the interest expense associated with debt was approximately $63 thousand, loan fees associated with the new line of credit were approximately $13 thousand, interest on liquidated damages expense related to registration payment arrangements was approximately $28 thousand and the amortization of the deferred costs associated with the debt was approximately $362 thousand.  Interest expense for the year ended December 31, 2008 was comprised of interest associated with debt of approximately $0.7 million; the amortization of the deferred costs associated with debt of approximately $1.3 million; the amortization of the debt discount associated with debt of approximately $25 thousand; and other expenses of approximately $2 thousand. The decrease in interest expense was primarily a result of carrying a lower balance on our line of credit, the repayment and conversion of the 8% Senior Secured Convertible Notes in December 2008, and lower amortization of deferred debt issuance costs.

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

Income Tax Expense

For the year ended December 31, 2009, income tax expense was approximately $90 thousand.  We have net operating loss carryforwards to offset taxable income in 2009; however we are subject to alternative minimum tax (“AMT”).    For the year ended December 31, 2008, the income tax expense was $0 thousand as we had a net loss.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $12.4 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”).  As of December 31, 2010, we had approximately $7.8 million of cash and cash equivalents as compared to $5.3 million as of December 31, 2009.  The change in cash of $2.5 million was primarily due to cash provided by operations of approximately $8.3 million and financing activities of approximately $1.1 million offset by cash used for investing activities of approximately $6.9 million.

For the year ended December 31, 2010, operating activities provided $8.3 million in cash, which was attributable to our net income of approximately $14.8 million, approximately $0.8 million from the change in operating assets and liabilities offset by the net non-cash expenses of $7.3 million including $9.1 million of non-cash income related to reversal of a portion of a deferred tax valuation allowance. For the year ended December 31, 2009, net cash provided by operating activities was approximately $5.3 million, attributable to our net income of approximately $4.3 million, non-cash expenses of $1.5 million offset by approximately $0.5 million from the change in operating assets and liabilities.

For the year ended December 31, 2010, investing activities used approximately $6.9 million in cash, which was primarily the result of approximately $4.5 million in purchases of CDs and approximately $2.4 million for equipment purchases primarily for upgrading our production line.  For the year ended December 31, 2009, investing activities used approximately $0.7 million, which was primarily related to equipment purchases.

For the year ended December 31, 2010, financing activities provided approximately $1.1 million in cash which was the result of proceeds from the exercise of stock options and warrants. Net cash used by financing activities for the year ended December 31, 2009 was approximately $1.7 million primarily to pay down the line of credit.

Credit Facility

At December 31, 2010, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $5 thousand.  The credit facility will automatically renew on September 1, 2011 for a one year term unless written notice is provided.  We did not draw on our credit facility in 2010.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of December 31, 2010.

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

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2010 (in thousands):

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$3,830	$1,024	$2,348	$458
Line of credit	40	40	—	—
Purchase obligations (a)	5,304	5,304	—	—
Total	$9,174	$6,368	$2,348	$458

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors and Stockholders
eMagin Corporation

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows for each of the years in the three-year period ended December 31, 2010.  Our audits also included the financial statement schedule - Valuation and Qualifying Accounts - listed in the index at item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ EisnerAmper LLP
EisnerAmper LLP (formerly Eisner LLP)
New York, New York
March 15, 2011

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,796	$5,295
Investments – held to maturity	3,100	100
Accounts receivable, net	5,150	4,563
Inventory	1,905	2,179
Prepaid expenses and other current assets	777	687
Total current assets	18,728	12,824
Long-term investments – held to maturity	1,500	—
Equipment, furniture and leasehold improvements, net	3,287	1,021
Intangible assets, net	39	43
Other assets	92	92
Deferred tax asset	9,056	—
Total assets	$32,702	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100	$1,122
Accrued compensation	1,975	956
Other accrued expenses	1,781	791
Advance payments	101	211
Deferred revenue	26	238
Other current liabilities	170	891
Total current liabilities	5,153	4,209

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of December 31, 2010 and 5,739 issued and outstanding as of December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 21,210,445 shares as of December 31, 2010 and 16,967,244 shares as of December 31, 2009	21	17
Additional paid in capital	209,591	206,664
Accumulated deficit	(182,063)	(196,910)
Total shareholders’ equity	27,549	9,771
Total liabilities and shareholders’ equity	$32,702	$13,980

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenue:
Product	$23,596	$19,775	$15,730
Contract	6,862	4,047	3,009
Total revenue, net	30,458	23,822	18,739
Cost of goods sold:
Product	8,373	7,865	9,086
Contract	3,645	2,310	1,587
Cost of goods sold	12,018	10,175	10,673
Gross profit	18,440	13,647	8,066
Operating expenses:
Research and development	2,370	1,996	2,081
Selling, general and administrative	10,055	6,900	6,254
Total operating expenses	12,425	8,896	8,335
Income (loss) from operations	6,015	4,751	(269)
Other income (expense):
Interest expense	(115)	(466)	(1,990)
Other income, net	16	67	400
Total other expense, net	(99)	(399)	(1,590)
Income (loss) before provision for income taxes	5,916	4,352	(1,859)
Income tax (benefit) expense	(8,931)	90	—
Net income (loss)	$14,847	$4,262	$(1,859)

Income (loss) per common share, basic	$0.77	$0.26	$(0.13)
Income (loss) per common share, diluted	$0.49	$0.17	$(0.13)

Weighted average number of shares outstanding:
Basic	19,239,933	16,343,650	14,175,220
Diluted	30,422,133	25,503,200	14,175,220

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(In thousands, except for share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit)
Balance, December 31, 2007	—	$—	12,458,400	$12	$195,131	$(199,313)	$(4,170)
Sale of preferred stock, net of issuance costs	4,033	—	—	—	3,933	—	3,933
Sale of common stock, net of issuance costs	—	—	1,586,539	2	1,578	—	1,580
Debt conversion	1,706	—	717,620	1	1,956	—	1,957
Issuance of common stock for services	—	—	326,400	—	303	—	303
Stock-based compensation	—	—	—	—	928	—	928
Put option waiver	—	—	125,000		150	—	150
Fair value of warrants issued	—	—	—	—	883	—	883
Deemed dividend, put option	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(1,859)	(1,859)
Balance, December 31, 2008	5,739	$—	15,213,959	$15	$204,818	$(201,172)	$3,661
Issuance of common stock for services	—	—	498,533	—	304	—	304
Expiration of put options	—	—	522,500	1	428	—	429
Exercise of common stock warrants	—	—	726,910	1	(1)	—	—
Exercise of common stock options	—	—	5,342	—	5	—	5
Stock-based compensation	—	—	—	—	1,110	—	1,110
Net income	—	—	—	—	—	4,262	4,262
Balance, December 31, 2009	5,739	$—	16,967,244	$17	$206,664	$(196,910)	$9,771
Cashless exercise of common stock warrants	—	—	3,518,110	4	(4)	—	—
Conversion of Series B Preferred Stock to common stock	(60)	—	80,000	—	—	—	—
Issuance of common stock for services	—	—	15,363	—	55	—	55
Exercise of common stock warrants	—	—	100,000	—	250	—	250
Exercise of common stock options	—	—	529,728	—	805	—	805
Stock-based compensation	—	—	—	—	1,821	—	1,821
Net income	—	—	—	—	—	14,847	14,847
Balance, December 31, 2010	5,679	$—	21,210,445	$21	$209,591	$(182,063)	$27,549

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010		2009	2008
	(In thousands except share data)
Cash flows from operating activities:
Net income (loss)		$14,847	$4,262	$(1,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		86	82	223
Amortization of deferred financing and waiver fees		—	362	1,295
(Reduction of) provision for sales returns and doubtful accounts		(270)	(273)	499
Stock based compensation		1,821	1,110	928
Deferred tax benefit		(9,056)	—	—
Amortization of common stock issued for services		65	233	95
Amortization of discount on notes payable		—	—	25
Gain on settlement		—	(38)	—
Changes in operating assets and liabilities:
Accounts receivable		(377)	(647)	(1,759)
Inventory		274	195	(559)
Prepaid expenses and other current assets		(110)	5	399
Advance payments		(110)	(483)	659
Deferred revenue		(212)	74	(15)
Accounts payable, accrued compensation, and accrued expenses		1,998	285	429
Other current liabilities		(662)	93	(222)
Net cash provided by operating activities		8,294	5,260	138
Cash flows from investing activities:
Purchase of equipment		(2,348)	(718)	(308)
Purchase of investments – held to maturity		(4,500)	(3)	(3)
Net cash used in investing activities		(6,848)	(721)	(311)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs		—	—	3,933
Proceeds from sale of common stock, net of issuance costs		—	—	1,580
Proceeds from exercise of stock options and warrants		1,055	5	—
Borrowings from line of credit		—	—	1,934
Payments related to deferred financing costs		—	—	(117)
Payments of debt and capitalized lease obligations		—	(1,653)	(5,466)
Net cash provided by (used in) financing activities		1,055	(1,648)	1,864
Net increase in cash and cash equivalents		2,501	2,891	1,691
Cash and cash equivalents, beginning of year		5,295	2,404	713
Cash and cash equivalents, end of year		$7,796	$5,295	$2,404

Cash paid for interest		$91	$107	$702
Cash paid for taxes		$164	$138	$44
Supplemental non-cash transactions:
Issuance of common stock for services charged to prepaid expenses		$—	$304	$202
Issuance of 3,518,110 and 726,910 shares of common stock for cashless exercise of 5.1 million and 2.9 million warrants in 2010 and 2009, respectively.	$		$—	$—
Conversion of debt to common stock		$—	$—	$251
Conversion of debt to convertible preferred stock – series B		$—	$—	$1,706
Issuance of 485,000 shares of common stock for deferred financing costs in 2008		$—	$—	$340
Issuance of 1,120,000 shares of common stock underlying warrants for deferred financing costs in 2008.		$—	$—	$715

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

Use of estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, deferred tax asset valuation allowances, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Investments-held to maturity

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost on the accompanying balance sheet.

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

Intangible assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method.  Total intangible amortization expense was approximately $4 thousand for each of the years ended December 31, 2010, 2009 and 2008, respectively.  The accumulated amortization as of December 31, 2010 was $26 thousand.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred.  Advertising expense was $4 thousand for the year ended December 31, 2010 and $0 for each of the years ended December 31, 2009 and 2008.

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

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share data):

	For the Years Ended
	2010	2009	2008
Numerator:

Net income (loss)	$14,847	$4,262	(1,859)

Denominator:

Weighted average shares outstanding for basic earnings per share	19,239,933	16,343,650	14,175,220
Effective of dilutive shares:
Dilution from stock options and warrants	3,610,200	1,507,550	—
Convertible preferred stock	7,572,000	7,652,000	—
Dilutive potential common shares	11,182,200	9,159,550	—
Weighted average shares outstanding for diluted earnings per share	30,422,133	25,503,200	14,175,220

For the years ended December 31, 2010 and 2009, there were stock options and warrants outstanding to acquire 349,663 and 4,113,592 shares, respectively, of the Company common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.   The convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

The year ended December 31, 2008 did not include options, warrants, convertible notes, redeemable stock, and convertible preferred stock to purchase common equivalent shares of 22,069,412 as their effect would be antidilutive.

Comprehensive income (loss)

Companies are required to report as comprehensive income all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2010, 2009 and 2008. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

Stock-based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.  Compensation cost recognized for the years ended December 31, 2010, 2009 and 2008 includes a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the estimated grant-date fair value estimated and b) compensation cost for all share-based compensation granted beginning January 1, 2006, based on the estimated grant-date fair value.  The compensation cost was recognized using the straight-line attribution method.

Fair value of financial instruments

eMagin’s financial instruments consist principally of cash and cash equivalents, short and long-term investments – held to maturity, accounts receivable, and accounts payable.  Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. The fair value of financial instruments is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.
Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3 – valuations derived from valuation techniques in which one or more significant inputs are not readily observable.

The fair value of eMagin’s cash equivalents and short and long-term investments – held to maturity was determined based on “Level 1” inputs.

Concentration of credit risk

The majority of eMagin’s products are sold throughout North America, Asia, and Europe.  Sales to the Company’s recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid basis.  eMagin performs periodic credit evaluations on its recurring customers and generally does not require collateral.  An allowance for doubtful accounts is maintained for credit losses.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term and long-term investments.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  The short and long-term investments – held to maturity are federally insured. To date, the Company has not experienced any loss associated with this risk.

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

Note 4- RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2010	2009
Trade receivables	$5,524	$5,147
Less allowance for doubtful accounts	(374)	(584)
Net receivables	$5,150	$4,563

Note 5 - INVENTORY

The components of inventory were as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$748	$806
Work in process	681	709
Finished goods	476	664
Total inventory	$1,905	$2,179

Note 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2010	2009
Vendor prepayments	$83	$266
Other prepaid expenses*	694	421
Total prepaid expenses and other current assets	$777	$687
*No individual amounts greater than 5% of current assets.

Note 7 – EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2010	2009
Computer hardware and software	$1,063	$1,046
Lab and factory equipment	6,651	4,323
Furniture, fixtures, and office equipment	309	306
Assets under capital leases	66	66
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	8,562	6,214
Less: accumulated depreciation	(5,275)	(5,193)
Equipment, furniture and leasehold improvements, net	$3,287	$1,021

Depreciation expense was $82 thousand, $78 thousand, and $219 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.  Assets under capital leases are fully amortized.

Note 8 – DEBT

For the years ended December 31, 2010, 2009 and 2008, interest expense includes interest paid or accrued, of approximately $87 thousand, $76 thousand and $667 thousand, respectively, on outstanding debt. For the years ended December 31, 2009 and 2008, approximately $0.4 million and $1.3 million, respectively, of deferred debt issuance costs and waiver fees were amortized to interest expense.

Line of Credit

2010

At December 31, 2010, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms of the credit facility are unchanged from 2009.  The renewal date is September 1, 2011.  The Company paid $30,000 in loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of December 31, 2010, the Company had not borrowed on its line of credit.

2009

At December 31, 2009, the Company had available a credit facility with Access under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The renewal date is September 1, 2010.  The Company’s obligations under the agreement are secured by its assets.   The Company paid $25,000 in loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of December 31, 2009, the Company had not borrowed on its line of credit.

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

The Company issued Moriah a warrant, which expires on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  The Company determined the fair value of the warrants to be approximately $154 thousand which was recorded as a deferred debt issuance cost. The following assumptions were used to determine the fair value of the warrants:  dividend yield of 0%; risk free interest rates of 3.16%; expected volatility of 87.7%; and expected contractual term of 5 years.  The deferred debt issuance costs were amortized to interest expense over the life of the loan.

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

Note 9 - INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	For the years ended December 31,
	2010	2009	2008
Domestic	$5,916	$4,352	$(1,859)
Total	$5,916	$4,352	$(1,859)

The federal income tax (benefit) provision is summarized as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Current:
Federal	$125	$90	$-
Total current tax expense	125	90	-
Deferred:
Federal	(9,056)	-	-
Total deferred tax benefit	(9,056)	-	-
Total tax (benefit) expense	$(8,931)	$90	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):
	For the years ended December 31,
	2010	2009	2008
Deferred tax assets:
Federal and state net operating loss carryforwards	$37,160	$39,391	$40,964
Research and development tax credit carryforwards	1,589	1,440	1,454
Stock based compensation	1,378	1,240	879
Depreciation and amortization	223	385	466
Other provisions and expenses not currently deductible	1,019	988	851
Accrued severance	222	-	-
Total deferred tax assets	$41,591	$43,444	$44,614
Deferred tax liabilities:
Prepaid expenses	$(170)	$(197)	$-
Total deferred tax liabilities	$(170)	$(197)	$-
Less valuation allowance	$(32,365)	$(43,247)	$(44,614)
Net deferred tax asset	$9,056	$0	$0

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

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Through December 31, 2009, the Company’s net deferred tax assets were fully reserved due to uncertainty of realization through future earnings.  In 2010, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s cumulative taxable income over the past three years and expected profitability in 2011 through 2013 that certain of its deferred tax assets were more likely than not realizable through future earnings.   Accordingly, the Company reduced its valuation allowance by $9.1 million and recorded a corresponding tax benefit of $9.1 million.

As of December 31, 2010, 2009 and 2008, the Company has net deferred tax assets of approximately of $41.4, $43.2, and $44.6 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The valuation allowance decreased by $10.9, $1.4, and $0.8 million during the years 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, the Company utilized approximately $6.3 million of its prior years’ net operating loss carryforward.  The current tax provision of $125 thousand represents alternative minimum tax.  As of December 31, 2010, eMagin has federal and state net operating loss carryforwards of approximately $109 million and $2.2 million, respectively. The federal research and development tax credit carryforwards are approximately $1.6 million. The net operating losses and tax credit carryforwards will be available to offset future taxable income, if any, through December 2028. The utilization of net operating losses is subject to a limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. The Company has done an analysis regarding prior year ownership changes, and it has been determined that the Section 382 limitation on the utilization of net operating losses will currently not materially affect the Company's ability to utilize its net operating losses.

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2010	2009	2008
U.S. Federal income tax (benefit) at federal statutory rate	34%	34%	(34)%
Change in valuation allowance	(184)%	(31)%	(43)%
Change in effective state tax rate	—%	(1)%	75%
Other, net	(1)%	—%	2%
Effective tax rate	(151)%	2%	0%

The Company did not have unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company did not have any unrecognized tax benefits at December 31, 2010, December 31, 2009 or December 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, New York and Virginia.  Due to the Company's operating losses, all tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

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

On December 22, 2008, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued an aggregate of 4,033 shares of its Preferred Stock – Series B for an aggregate price of approximately $4.03 million and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The warrants expire on December 22, 2013.  The net proceeds received after expenses were approximately $3.93 million.   The fair value of the warrants was recorded as equity and there was no impact on the consolidated financial position or the results of operations.   In addition, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Holders”) of its outstanding Amended Notes.  Pursuant to the Exchange Agreement, the Holders exchanged $1.7 million of their outstanding Amended Notes and unpaid interest of $6 thousand, and received 1,706 shares of the Preferred Stock – Series B.   There was no gain or loss on the extinguishment of debt.

During the year ended December 31, 2010, 60 shares of Preferred Stock - Series B were converted into 80,000 shares of common stock.  As of December 31, 2010, 5,679 shares of Preferred Stock – Series B were issued and outstanding.

Common Stock

2010

During the year ended December 31, 2010, the Company received approximately $805 thousand for options exercised and $250 thousand for 100,000 warrants exercised.  There were 5,148,811 million warrants exercised on a cashless basis resulting in 3,518,110 shares of common stock issued.

During the year ended December 31, 2010, the Company also issued 15,363 shares of common stock for payment of approximately $55 thousand for services rendered.  As such, the Company recorded the fair value of the services in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2010.

2009

During the year ended December 31, 2009, the Company received approximately $5 thousand for options exercised and there were 2.9 million warrants exercised on a cashless basis resulting in 726,910 shares of common stock issued.

During the year ended December 31, 2009, the Company also issued 498,533 shares of common stock for payment of approximately $304 thousand for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2009.

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

The Company entered into a Registration Rights Agreement to register for resale of the shares of the Company’s common stock issuable upon conversion of the Preferred Stock sold in the offering and the shares of Common Stock issuable upon exercise of the warrants.  Subject to the terms of the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) within 30 days following the date that the Company is permitted to file a registration statement by (i) the rules and regulations of the SEC and (ii) the agreements set forth on Schedule B to the Registration Rights Agreement. After filing the Registration Statement, the Company is to cause such Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) as promptly as possible but in no event later than 90 days after the filing date (or no later than 120 days after the filing date in the event of SEC “full review” of the Registration Statement). The Holders that exchanged their Notes pursuant to the Exchange Agreement received the same registration rights.  The Registration Statement is effective as of December 31, 2010.

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

On August 20, 2008, the Company and Moriah Capital entered into Amendment No. 3 to the Loan and Security Agreement (“Amendment No. 3”) effective August 7, 2008. The Company issued Moriah a warrant, which expires on August 7, 2013, to purchase up to 370,000 shares of the Company’s common stock at an exercise price of $1.30 per share.

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

The Company filed the registration statement within the 45 day period however the Company was notified that the registration statement was under review by the SEC.  The amended registration statement was not filed by August 2, 2008 which was the 120th day from the signing of the purchase agreement and therefore the registration statement was not effective. As of December 31, 2010, the registration statement was not effective.

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

For the year ended December 31, 2008, there were no stock options and warrants exercised.  During the year ended December 31, 2008, the Company also issued approximately 326,000 shares of common stock for payment of approximately $303 thousand for services rendered and to be rendered in the future.  As such, the Company recorded the fair value of the services in prepaid expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2008.

 Note 11 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2010, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2010, the plan had not been implemented.

Incentive compensation plans

In 2003, the Company established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 920,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 200,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding.  The shareholders approved an amendment to the 2003 Plan to provide grants of shares of common stock in addition to options to purchase shares of common stock. In 2010, 939,085 options were issued from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  In 2010, there were 10,500 options issued from the 2008 Plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balances at December 31, 2007	894,323	$2.62
Options granted	927,253	0.89
Options exercised	—	—
Options forfeited	(205,903)	2.29
Options cancelled	—	—
Balances at December 31, 2008	1,615,673	$1.63
Options granted	1,278,840	1.03
Options exercised	(5,342)	0.98
Options forfeited	(71,597)	2.60
Options cancelled	—	—
Balances at December 31, 2009	2,817,574	$1.33
Options granted	949,585	2.85
Options exercised	(529,728)	1.52
Options forfeited	(67,904)	3.17
Options cancelled	(17,413)	1.90
Balances at December 31, 2010	3,152,114	$1.71	6.30	$13,643,323
Vested or expected to vest at December 31, 2010(1)	3,119,631	$1.79	6.30	$13,509,634
Exercisable at December 31, 2010	2,688,073	$1.69	6.51	$11,733,483

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2010, there were 1,608,517 shares available for grant under the 2008 and 2003 Plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2010 for the options that were in-the-money.  As of December 31, 2010 there were 3,132,113 options that were in-the-money.   The Company’s closing stock price was $6.00 as of December 31, 2010. The Company issues new shares of common stock upon exercise of stock options.  The intrinsic value of the 2010 options exercised was $1.5 million.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	999,059	5.60	$0.81	986,098	$0.81
$1.00 - $1.51	1,088,497	6.42	1.21	932,224	1.23
$1.80 - $1.94	377,936	6.12	1.94	174,564	1.94
$2.60 - $3.92	584,622	7.19	3.13	493,187	3.10
$5.80 - $22.50	102,000	7.60	7.04	102,000	7.04
	3,152,114	6.30	$1.71	2,688,073	$1.69

Stock based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.   Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of stock-based compensation to expense categories for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the years ended December 31,
	2010	2009	2008
Cost of revenue	$176	$134	$134
Research and development	172	201	237
Selling, general, and administrative	1,473	775	557
Total stock compensation expense	$1,821	$1,110	$928

At December 31, 2010, total unrecognized compensation costs related to stock options was approximately $0.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.2 years.  The total fair value of the shares that vested in 2010 was $1.5 million.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.  In May 2009, there were 60,000 options granted to consultants, of which the unvested options were remeasured to the current fair market value of $101 thousand at December 31, 2010.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 0.64% to 1.70%; expected volatility – 68% to 84%; and expected term – 3 years.

In determining the fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008, the following key assumptions were used in the Black-Scholes option pricing model:

	For the years ended December 31,
	2010	2009	2008

Dividend yield	0%	0%	0%
Risk free interest rates	1.14-2.57%	1.44 – 2.51%	1.71% - 3.37%
Expected volatility	81%-87%	68% - 86%	87% -92%
Expected term ( in years)	3.5-5.5 years	3-5.5 years	5 years

The weighted average fair value per share for options granted in 2010, 2009, and 2008 was $1.91, $0.64, and $0.61, respectively.  We have not declared or paid any dividends and do not currently expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that eMagin’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Warrants

At December 31, 2010, there are 2,657,629 warrants to purchase shares of common stock outstanding and exercisable at exercise prices ranging from $0.48 to $7.54 and expiration dates ranging from July 21, 2011 to December 22, 2013.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2006	3,548,174	$7.05
Warrants granted	4,831,859	0.88
Warrants exercised	(9,524)	0.35
Warrants expired	(30,000)	4.26
Balances at December 31, 2007	8,340,509	$2.65
Warrants granted	4,038,740	1.22
Warrants exercised	—	—
Warrants expired	(100,009)	27.60
Balances at December 31, 2008	12,279,240	$1.88
Warrants granted	—	—
Warrants exercised	(2,900,000)	1.03
Warrants expired	(111,418)	1.28
Balances at December 31, 2009	9,267,822	$2.16
Warrants granted	—	—
Warrants exercised	(5,248,811)	1.24
Warrants expired	(1,361,382)	8.17
Balances at December 31, 2010	2,657,629	$0.89

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

In late 2008, the Company began evaluating the status of its manufacturing process and the use of the IP associated with its license agreement.  After this analysis and after making a few changes to its manufacturing process, the Company determined it was no longer using the IP covered under the license agreement.  The associated royalty liability has been reduced by the Company to royalties on inventory produced prior to the manufacturing process changes.   For the twelve months ended December 31, 2010 and 2009, the Company recorded approximately $9 thousand and $272 thousand, respectively, as royalty expense in its consolidated statements of operations and the associated liability on its consolidated balance sheet as the Company believes this is the amount due under the agreement which is based on applying the royalty formula to only the sold displays produced prior to the manufacturing process changes.

Effective May 30, 2007, Kodak and eMagin entered into an intellectual property agreement where eMagin assigned Kodak the rights, title, and interest to a Company owned patent currently not being used by the Company and in consideration, Kodak waived the royalties due under existing licensing agreements for the first six months of 2007, and reduced the royalty payments by 50% for the second half of 2007 and for the entire calendar year of 2008. In addition, the minimum royalty payment was delayed until December 1st for the years 2007 and 2008.  The Company recorded approximately $556 thousand for the year ended December 31, 2008 as income from the license of intangible assets and included this amount in other income on the Consolidated Statements of Operations.  For the year ended December 31, 2008, royalty expense of approximately $1.1 million was included in cost of goods sold.  As of January 1, 2009, the royalty payments reverted to 100%.  The minimum annual royalty payment for 2009 of $125 thousand was paid in January 2009.

As the Company has determined it is no longer using the IP covered under the license agreement in its manufacturing process, the Company believes that it is no longer required to pay the minimum annual royalty payment of $125 thousand and as such has not paid or accrued this amount in 2010.   However, the Company has approximately $48 thousand of inventory manufactured using the Kodak IP which if sold would result in royalty due of approximately $12 thousand.  Going forward, the Company will continue to recognize the reduced royalty liability on sales of product produced prior to the manufacturing process change. There can be no assurance that the licensor will not challenge the Company’s position.

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

eMagin corporate headquarters are located in Bellevue Washington. eMagin leases approximately 6,300 square feet.   The lease expires August 31, 2014.

The future minimum lease payments through 2014 are $3.8 million. Rent expense was approximately $1.1 million for the year ended December 31, 2010 and $1.3 million for each of the years ended December 31, 2009 and 2008, respectively.

The following is a schedule of future minimum lease payments under long-term operating leases (in thousands):

Year Ending December 31,
2011	$1,024
2012	1,154
2013	1,194
2014	458
Net minimum lease payments	$3,830

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2010, 2009 and 2008.

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

On May 21, 2010, the court granted eMagin's motion to dismiss regarding the claim for misrepresentation and the Washington Wage Claim.  The Chief Financial Officer's motion to dismiss was also granted relating to the following claims against him: the Washington Wage Claims, breach of contract, breach of promises of specific treatment in specific circumstances, breach of the duty of good faith and fair dealing, and promissory estoppel.  With respect to the undismissed claims, the litigation is ongoing.  The Company denies the allegations raised in the Complaint.   In January 2011, the Company made a final settlement offer to Mr. Jones of $650 thousand.    As of December 31, 2010, the settlement offer was recorded as a liability on the Company’s Consolidated Balance Sheet and included in selling, general, and administrative expense on the Company’s Consolidated Statements of Operations. To date, the settlement offer has not been accepted and no final settlment or outcome of this matter has been reached.

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

On December 6, 2005, New York State Urban Development Corporation commenced action against eMagin in the Supreme Court of the State of New York, County of New York asserting breach of contract and seeking to recover a $150,000 grant which was made to eMagin based on goals set forth in the agreement for recruitment of employees.  On July 13, 2006, eMagin agreed to a settlement with the New York State Urban Development Corporation to repay $112,200 of the $150,000 grant. The settlement required that repayments be made on a monthly basis in the amount of $3,116.67 per month commencing August 1, 2006 and ending on July 1, 2009.  As of December 31, 2009, the settlement was paid in full and $37,800 was forgiven as a result of timely payments and was recorded in other income on the Company’s Consolidated Statements of Operations.

Note 13 – RELATED PARTY TRANSACTIONS

2010 and 2009

None.

2008

On December 22, 2008, the Company entered into a Securities Purchase Agreement with Stillwater LLC, a beneficial owner of more than 5% of the Company’s common stock, pursuant to which the Company sold and issued an aggregate of 4,033 shares of its Preferred Stock – Series B for an aggregate price of approximately $4.03 million and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The proceeds from the Securities Purchase Agreement were used to pay approximately $4.01 million of the outstanding principal of its Amended Notes and approximately $0.02 million of accrued interest.  One employee had an Amended Note of $10 thousand which was repaid. Alexandra Global Master Fund Ltd (“Alexandra”), a beneficial owner of more than 5% of the Company’s common stock, had its Amended Note of $3 million repaid.

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

Note 14 – SEPARATION AND EMPLOYMENT AGREEMENTS

2010

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

The Company accounted for the incentive payments under guidance that benefits provided in accordance with an agreement be recorded as a liability when it is probable that the employee is entitled to the benefits and the amount can be reasonably estimated.  At June 30, 2010, the Company estimated that $440 thousand was a reasonable estimate of the eighteen months of incentive payments and approximately $21 thousand was a reasonable estimate for the continuation of health insurance for twenty four months.  Thus, at that time the Company recorded a liability of approximately $469 thousand which included the incentive payments, health insurance coverage, and the moving allowance and the associated expense as a selling, general and administrative expense in the financial statements issued for the period ended June 30, 2010. At December 31, 2010, the Company reviewed the estimates and assessed the liability for the incentive payments and health insurance coverage, and recorded an additional liability of $175 thousand.   Total severance expense for 2010 was $1.1 million.

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

2008

Effective June 1, 2008, Andrew G. Sculley became the Company’s Chief Executive Officer, President and Director pursuant to a three year employment agreement dated May 13, 2008. Pursuant to the agreement, Mr. Sculley will be paid a salary of $300 thousand, per annum, increasing to $310 thousand, per annum, after six months and to $320 thousand, per annum, at the end of the first year.  Mr. Sculley was granted 500,000 qualified stock options which are exercisable at $0.81 per share, the market price on the date of the grant.   The options vested as follows:  166,667 shares vested immediately, 166,667 vested on the first anniversary date, and 166,666 vested on the second anniversary date.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to one year of salary.

Effective April 15, 2008, Mr. Paul Campbell began serving as the Company’s Interim Chief Financial Officer pursuant to an agreement between the Company and Tatum, LLC, dated April 2, 2008 (the “Tatum Agreement”).  Pursuant to the Tatum Agreement, for a minimum term of three months, Mr. Campbell was paid a salary of $24.5 thousand per month and the Company also paid Tatum a fee of $10.5 thousand per month plus $300 per business day.  The Tatum Agreement was modified in January 2009 to exclude the $300 per business day. Either party may terminate the Tatum Agreement by providing the other with at least 30 days notice.

Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company. Michael D. Fowler became the Company’s Interim Chief Financial Officer effective December 27, 2007.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company recorded severance expense of $60 thousand.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for the term, February 1 through August 1, 2008.  Dr. Park was paid a sum of $75 thousand.  In addition to the compensation, Dr. Park received non-qualified stock options to acquire 56,250 shares of common stock which were fully vested and exercisable on the dates of the grant.   On May 1, 2008, Dr. Park received non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and are fully vested.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provided for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Note 15 - CONCENTRATIONS

The Company had one customer that accounted for approximately 13% and 12% of its net revenue in 2010 and 2009, respectively. The Company had two customers that accounted for approximately 11% of its net revenue in 2008.

For the year ended December 31, 2010, approximately 66% of the company’s net revenues were derived from customers in the United States and approximately 34% of the Company’s net revenues were derived from international customers.   For the year ended December 31, 2009, approximately 57% of the Company’s net revenues were derived from customers in the United States and approximately 43% of the Company’s net revenues were derived from international customers.  For the year ended December 31, 2008, approximately 61% of the Company’s net revenues were derived from customers in the United States and approximately 39% of the Company’s net revenues were derived from international customers.

At December 31, 2010, there were ten customers who comprised 74% of the outstanding accounts receivable and at December 31, 2009, there were ten customers who comprised 71% of the outstanding accounts receivable.   The Company had three customers that each accounted for more than 10% of its outstanding accounts receivable in 2010 and 2009.

The following is a schedule of revenue by geographic location (in thousands):

	For the years ended December 31,
	2010	2009	2008
North America	$20,594	$13,738	$11,502
Europe	5,812	5,008	3,497
Asia	3,942	5,027	3,619
Other	110	49	121
Total	$30,458	$23,822	$18,739

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 16 - SUBSEQUENT EVENTS

On January 19, 2011, the Company and Susan R. Taylor executed an executive employment agreement (the "Employment Agreement"), pursuant to which Ms. Taylor will serve as the Company’s Corporate Secretary, Senior Vice President, and General Counsel. The term of the Employment Agreement commenced on February 1, 2011, for a period of thirty-six months, unless terminated sooner pursuant to the Employment Agreement.  Pursuant to the Employment Agreement, Ms. Taylor will be paid a base salary of $175,000.  Ms. Taylor will also be entitled to receive qualified stock options to purchase 225,000 shares of the Company’s Common Stock, which shall terminate on the earlier to occur of 5 years from their grant or upon the other applicable termination provisions contained in the option agreement to be entered into between the Company and Ms. Taylor. The exercise price of the options shall be the closing price of the Company’s Common Stock on the date of grant. The options shall vest as follows:   1/3 shall vest on the 1st annual anniversary of the Employment Agreement, 1/3 shall vest on the 2nd annual anniversary of the Employment Agreement and 1/3rd shall vest on the 3rd annual anniversary of the Employment Agreement.

If Ms. Taylor voluntarily terminates her employment with the Company, other than for Good Reason as defined in the Employment Agreement, she shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Ms. Taylor’s employment with or without cause.  If the Company terminates without cause after 120 days from the effective date, Ms. Taylor will be entitled to monthly salary payments for twelve (12) months, based on her monthly rate of base salary at the date of such termination, provided, however, in lieu of the aforementioned monthly payments the Company may in its sole discretion pay such payments in a lump-sum. Any non-vested options pursuant to the Employment Agreement shall vest immediately. Ms. Taylor shall also be entitled to receive (i) payment for accrued and unpaid vacation pay, and (ii) all bonuses that have accrued during the term of the Employment Agreement but not been paid.

On March 15, 2011, the Board of Directors appointed Jill J. Wittels to serve on its Board of Directors, starting on July 1, 2011. Dr. Wittels is 61 years old and is a Corporate Vice President of Business and Technology Strategy for L-3 Communications, an aerospace and defense company, which she joined in 2001. Dr. Wittels was not appointed to serve on any committees of the Board. Dr. Wittels served on the Company’s Board previously from June of 2003 to December of 2006. From 1979 to 2001 she held various positions with BAE Systems, most recently as Vice President and General Manager. Dr. Wittels holds a BS and a PhD in Physics, both from the Massachusetts Institute of Technology.

Note 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2010 and 2009 are as follows (in thousands except share data):

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$5,927	$8,312	$8,256	$7,963
Gross margin	$3,318	$4,739	$5,468	$4,915
Net income before provision for income tax	$881	$930	$2,884	$1,221
Net income	$880	$912	$2,828	$10,227	(1)
Net income per share – basic	$0.05	$0.05	$0.14	$0.50
Net income per share – diluted	$0.03	$0.03	$0.09	$0.32
Weighted average number of shares outstanding – basic	17,109,706	19,338,241	19,883,029	20,583,516
Weighted average number of shares outstanding –diluted	29,553,301	31,873,910	31,816,477	32,288,364

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$5,144	$5,852	$6,107	$6,719
Gross margin	$2,459	$3,799	$3,500	$3,889
Net income before provision for income tax	$394	$1,339	$1,190	$1,429
Net income	$394	$1,339	$1,190	$1,339
Net income per share – basic	$0.02	$0.08	$0.07	$0.08
Net income per share – diluted	$0.02	$0.05	$0.04	$0.05
Weighted average number of shares outstanding – basic	15,860,517	16,186,482	16,513,101	16,964,544
Weighted average number of shares outstanding –diluted	23,899,255	24,606,945	26,592,267	28,605,470

(1)	Included in net income for the three months ended December 31, 2010 is the tax benefit of $9.1 million related to the reversal of the deferred tax valuation allowance. See Note 9 – Income Taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2010.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  Management has determined that, as of the December 31, 2010 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

Management believes, based on this evaluation, that the Company’s internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and executive officers as of January 31, 2011:

Name	Age	Position
Andrew G. Sculley (4)	59	Chief Executive Officer, President, and Director
Paul Campbell (5)	55	Chief Financial Officer, Interim Secretary
Irwin Engelman (1*)(4)	76	Interim Chairman of the Board, Director
Claude Charles (1)(2*)(3)(4)	73	Director
Paul Cronson (2)(4)	53	Director
Dr. Leslie G. Polgar (3)(4)	67	Director
Brig. General Stephen Seay (U.S. Army Ret’d) (1)(2)(3*)(4)	64	Director

(1)	Audit Committee
(2)	Governance & Nominating Committee
(3)	Compensation Committee
(4)
At the Annual Meeting on November 18, 2010, Messieurs Sculley, Engelman, Charles, Cronson, and Seay were re-elected and Mr. Polgar was elected to the Board.  Messieurs Paulsen and Goldman did not stand for re-election.  On November 18, 2010, Mr. Engelman was appointed the Interim Chairman of the Board; Mr. Charles was appointed Committee Chair of the Governance and Nominating Committee: Mr. Cronson was appointed to the Governance & Nominating Committee; Mr. Polgar was appointed to the Compensation Committee; and Mr. Seay was appointed Committee Chair to the Compensation Committee.

(5)	Mr. Campbell was appointed Interim Secretary in September 2010.
* Committee Chair

Andrew G. Sculley became the Company’s Chief Executive Officer and President on June 1, 2008 and was appointed to the Board of Directors on November 2, 2009. Mr. Sculley served as the General Manager of Kodak’s OLED systems Business Unit and Vice President of Kodak’s Display Business from 2004 to 2008. From 2003 to 2006, he served on the Board of Directors of SK Display, a joint venture between Sanyo and Kodak. From 1996 to 2001 Mr. Sculley served as the Manager of Operations, CFO and member of the Board of Directors of Kodak Japan Ltd., where he managed Distribution, Information Technologies, Legal, Purchasing and Finance. Previously, he held positions in strategic planning and finance in Eastman Kodak Company.  Mr. Sculley holds an MBA from Carnegie-Mellon University and an MS in physics from Cornell University. He attended Harvard University’s International Senior Management Program while an executive at Kodak. Mr. Sculley’s experience as the Company’s Chief Executive Officer and technical and business management experience at Kodak’s Display Business, SK Display and Kodak Japan Ltd., led to the conclusion that Mr. Sculley should serve on the Board of Directors, given the Company’s business and structure.

Paul Campbell became the Company’s Chief Financial Officer as of May 8, 2009.  Prior to this date, Paul Campbell had served as the Company’s Interim Chief Financial Officer since April 15, 2008. Mr. Campbell is a partner with Tatum, LLC (“Tatum”), an executive services firm, since November 2007. Mr. Campbell served as the Chief Financial Officer of four public companies, including Checkers Drive-In Restaurants, Inc., which until 2006 was traded on the Nasdaq and Famous Dave’s of America, Inc., which is currently trading on the Nasdaq.  Mr. Campbell also served as Chief Financial Officer of Sonus Corporation, a medical device retailer, and of Organic To Go, Inc., an emerging publicly-held food company, from May 2007 through October 2007.  From 2001 through April 2007, Mr. Campbell owned and operated Campbell Capital, LLC, a consulting and investment firm in Seattle, Washington providing strategic planning and financing services to small businesses. Mr. Campbell received his Masters of Business Administration from Pepperdine University and his Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara.

Irwin Engelman has served as a director since May of 2005 and as Non-Executive Interim Chairman of the Board since November 2010. He is currently a consultant to various industrial companies and is a director of WellGen Corporation.  Until October 2010 he was on the board of Sanford C. Bernstein Mutual Funds, a publicly-traded company, where he also served as chairman of its audit committee. From November 1999 until April 2002, he served as Executive Vice President and Chief Financial Officer of YouthStream Media Networks, Inc., a media and retailing company serving high school and college markets. From 1992 until April 1999, he served as Executive Vice President and Chief Financial Officer of MacAndrews and Forbes Holdings, Inc., a privately-held financial holding company. From November 1998 until April 1999, he also served as Vice Chairman, Chief Administrative Officer and a director of Revlon, Inc., a publicly-traded consumer products company. From 1978 until 1992, he served as an executive officer of various public companies including International Specialty Products, Inc. (a subsidiary of GAF Holdings Inc.), CitiTrust Bancorporation, General Foods Corporation and The Singer Company. Mr. Engelman received a BBA in Accounting from Baruch College in 1955 and a Juris Doctorate from Brooklyn Law School in 1961. He was admitted to practice law in the State of New York in 1962. In addition, he was licensed as a CPA in the State of New Jersey in 1966. Mr. Engelman’s experience as a director of public companies, as well as accounting and financial experience and knowledge, led to the conclusion that Mr. Engelman should serve on the Board of Directors, given the Company’s business and structure.

Claude Charles has served as a director since April of 2000. During 2005 and 2006, Mr. Charles was lead independent non-executive director on the Board of Pacific Internet Inc., Singapore. Mr. Charles has served as President of Azur Capital Limited since 1999. From 1996 to 1998 Mr. Charles was Chairman of Equinox Group Holdings. Prior to 1996, Mr. Charles also served as a director and in senior executive positions at SG Warburg and Co. Ltd., Peregrine Investment Holdings, Trident International Finance Ltd., and Dow Banking Corporation. Mr. Charles holds a B.S. in economics from the Wharton School at the University of Pennsylvania and a M.S. in international finance from Columbia University. Mr. Charles’s business and financial knowledge and experience led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Paul Cronson has served as a director since July of 2003. Mr. Cronson is Managing Director of Larkspur Capital Corporation, which he co-founded in 1992. Larkspur is a broker dealer that is a member of FINRA and advises companies seeking private equity or debt financing. Mr. Cronson's career in finance began in 1979 at Laidlaw, Adams Peck where he worked in asset management and corporate finance. From 1983 to 1985, Mr. Cronson worked for Samuel Montagu Co., Inc. in London, where he marketed eurobond issuers and structured transactions. Subsequently from 1985 to 1987, he was employed by Chase Investment Bank Ltd., where he structured international debt securities and he developed "synthetic asset" products using derivatives. Returning to the U.S., he joined Peter Sharp Co., where he managed a real estate portfolio, structured financings and assisted with capital market investments until 1992. Mr. Cronson received his BA from Columbia College in 1979, and his MBA from Columbia College in 1982. He is on the Board of the Evelyn Sharp Foundation in New York, a private foundation supporting various not for profit endeavors. Mr. Cronson’s business management and financial experience and knowledge led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Dr. Leslie G. Polgar has served as a director since November of 2010.  Mr. Polgar has been founder and executive officer of Talpra Consulting, since 1994, where he serves as a consultant to investors and technology companies. From 2005 to 2007 Dr. Polgar was chief executive officer and a member of the board of directors of Forth Dimension Displays Ltd. in Dalgety Bay, Scotland. From 2000 to 2003, Dr. Polgar was the founder and president of Eastman Kodak’s Display Products, where he led the successful commercialization of the world’s first full color organic light emitting diode display (OLED).  Since 2008, Dr. Polgar has taught the capstone Entrepreneurship and Business Development course in the MBA program at St. Mary’s College of California. Dr. Polgar has been active as judge or mentor for the UC Berkeley’s Haas School of Business since 1999. Dr. Polgar’s board experience includes: Shotgun Players Theater Company (non-profit, US) and for-profits Interschola (US), Forth Dimension Displays (UK), SK Display (Japan), Bertram Labs/Chemetall GmbH (US-Germany), and Chemical Suppliers Inc. (US). Dr. Polgar earned an MBA (U. of Connecticut), a PhD and MS in physics (Carnegie Mellon University) and a BS in physics/math (U. of Michigan).  He was elected to Beta Gamma Sigma (business) and Sigma Xi (research) societies. Dr. Polgar’s scientific and technical knowledge and experience led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Brig. General Stephen Seay (U.S. Army, Ret.) has served as a director since January 2006. Brig. General Seay founded Seay Business Solutions, LLC, Florida veteran owned small business, in 2006.   Brig. General Seay provides expertise in high technology operational modeling, simulation, education and training, mission command, cyber operations, strategic planning, resource management/allocation, operations research and system life cycle planning, programming, execution, and sustainment.  He held a wide variety of command and staff positions during his thirty-three year Army career, culminating as the Commanding General, Joint Contracting Command-Iraq/Head of Contracting Authority, Operation Iraqi Freedom (2004-2005) and Program Executive Officer, Simulation, Training and Instrumentation (PEO STRI) from 2000-2005.  He performs corporate and independent director responsibilities as a member of audit, compensation, finance, governance and executive committees.  He is an Associate in The Spectrum Group, Alexandria, Virginia and CMA & Associates, Virginia Beach, Virginia.  He serves on the Board of Directors and as Treasurer for Kid’s House of Seminole County, Florida (children’s advocacy), Orlando Science Center, Orlando, Florida (STEM) and on the Board of Advisors, ADS Tactical Corporation, Virginia Beach, Virginia (force provider).  Brig. General Seay holds a Bachelor of Science degree from the University of New Hampshire and a Master of Science degree from the North Carolina State University.  Brig. General Seay’s Army operational experience and understanding of high technology devices, optics and digital displays, his business knowledge and experience in transitioning emerging technology into practical applications led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Directorships

Except as otherwise reported above, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of eMagin common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except as noted below:

Form 4s were filed late for Messieurs Sculley, Campbell, Engelman, Charles, Cronson, Goldman and Paulsen and Ms. Jones; a Form 3 was filed late for Mr. Polgar; and Mr. Goldman has not filed two Form 4s.

General Information Concerning the Board of Directors

We held our 2010 Annual Meeting on November 18, 2010.  Each director will hold office until the next Annual Meeting and until his successor is duly elected and qualified in the manner provided in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, or as otherwise provided by applicable law.

Our Board of Directors held 14 meetings during 2010. Our independent directors met in executive session on a periodic basis in connection with regular meetings, as well as in their capacity as members of our Audit Committee, Compensation Committee, and Governance and Nominating Committee.

Compensation of Directors

Non-management directors receive options under the 2003 Stock Option Plan. Under the Plan, a grant of options to purchase 15,000 shares of common stock will automatically be granted on the date a director is first elected or re-elected, or otherwise validly appointed to the Board with an exercise price per share equal to 100% of the market value of one share on the date of grant. Such options granted will expire ten years after the date of grant and will become fully vested at the end of the year granted.  The directors who were elected or re-elected at the November 18, 2010 Annual Meeting received a grant of options to purchase 15,000 shares of common stock.  For the 2010 calendar year, Directors received an annual cash retainer of $10,000 and an annual stock retainer of 50,000 options, fully vested, at market price on the date of issuance and the Non-executive Chairman received an additional 50,000 options which vested at the end of the grant year.   The 2010 Board meeting fees are as follows:  each non-management director received $1,250 for each in-person meeting and $750 for a teleconference; and additional per meeting fees to the Audit committee chair of $500 and the Governance and Nominating and Compensation chairs of $250 each.

Audit Committee. The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Charter, which is posted on our website at http://www.emagin.com/investors.  The Audit Committee is presently composed of three Directors, Claude Charles, Irwin Engelman, and Brig. General Stephen Seay. The Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent. The Board has determined that Mr. Engelman is an “audit committee financial expert” as defined by the SEC. During 2010, the Audit Committee held 4 meetings in person or through a conference call.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee also determines the Board of Directors’ compensation.  The Compensation Committee is presently composed of three Directors, Claude Charles, Leslie Polgar and Stephen Seay, each of whom the Board has determined to be independent and none of whom has been an employee of the Company. During 2010, the Compensation Committee held 5 meetings in person or through a conference call.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance and ethics policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our website at http://www.emagin.com/investors.   The Governance and Nominating Committee is presently composed of three Directors, Claude Charles, Paul Cronson and Stephen Seay, each of whom the Board has determined to be independent. During 2010, the Governance and Nominating Committee held 2 meetings in person or through a conference call.

Nomination of Directors

As provided in its charter, the Governance and Nominating Committee is responsible for identifying individuals qualified to become directors. The Governance and Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Governance and Nominating Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials.

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

•	whether the person would qualify as an “independent” director under the listing standards of the NYSE Amex;
•	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and
•	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to eMagin Corporation, c/o Corporate Secretary, 3006 Northup Way, Suite 103, Bellevue, WA 98004, or emailing to staylor@emagin.com.     At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2010 compensation program and related decisions.

Compensation Discussion and Analysis

The objectives of our compensation program are as follows:

•	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
•	Attract, hire and retain well-qualified executives.

The compensation level of our executives generally reflects their unique position and incentive to positively affect our future operating performance and shareholder value. Part of the compensation of our executives is from equity compensation, primarily through stock option grants. The stock option exercise price is generally the fair market value of the stock on the date of grant. Therefore, a gain is only recognized if the value of the stock increases, which promotes a long term alignment between the interests of the Company’s executives and its shareholders. For that reason, stock options are a component of 100% of our employees’ salary package.

Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs, as well as the Company’s performance. Executive compensation is paid or granted pursuant to each executive's compensation agreement. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions.

The Board of Directors has established a Compensation Committee, comprised exclusively of independent outside directors which approves all compensation and awards to executive management. The Compensation Committee includes members with executive level experience in other companies who bring a perspective of reasonableness to compensation matters with our Company. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

Generally on its own initiative, at least annually, the Compensation Committee reviews the performance of executives and establishes compensation levels based on the performance evaluation, historical compensation levels of the executives, levels of responsibility and contributions to the Company, and comparable broad-based position studies provided by independent sources.  With respect to equity compensation, the Compensation Committee approves all option grants, generally based on the recommendation of the president and chief executive officer and has delegated granting authority to the president and chief executive officer or, on occasion, his designee. Executives are eligible to receive bonus compensation at the discretion of the Compensation Committee, which is primarily based on the achievement of certain goals and objectives and the executive’s contributions to the Company. Executives also are entitled to participate in the same benefit plans that are available to other Company employees.

Compensation for the Chairman

For 2010, Mr. Engelman serving as the Non-Executive Interim Chairman of the Board as of November 18, 2010 received a stipend of $7,000, an annual retainer of $10,000 for serving as a director, and meetings fees.  For 2010, Admiral Paulsen who is no longer serving as the Non-Executive Chairman of the Board as of November 18, 2010 received a stipend of $53,000, an annual cash retainer of $10,000 for serving as a director, and meetings fees.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2010, 2009 and 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards		Option awards	Non-equity incentive plan compens- ation	Change in pension value and non-qualified deferred compensation	All Other Compensation		Total
Name and principal position	Year	($)	($)	($)		($), (a)	($)	($)	($)		($)
Andrew G. Sculley, President and Chief Executive Officer (1)
	2010	321,231	25,550	-		29,795	-	-	-		376,576
	2009	317,115	-	-		-	-	-	-		317,115
	2008	161,923	-	-		287,150	-	-	-		449,073

K.C. Park, Interim President and Chief Executive Officer (2)	2010	-	-	-		-	-	-	-	-	-
	2009	-	-	-		-	-	-	-	-	-
	2008	105,817	60,000	-	(7)	42,371	-	-	75,000	(8)	283,188

Paul Campbell, Chief Financial Officer (3)	2010	283,085	22,516	-		26,256	-	-	-		331,857
	2009	287,331	-	-		222,326	-	-	-		509,657
	2008	203,539	-	-		-	-	-	-		203,539

Michael D. Fowler, Interim Chief Financial Officer (4)	2010	-	-	-		-	-	-	-		-
	2009	-	-	-		-	-	-	-		-
	2008	84,808	-	-		-	-	-	-		84,808

John D. Atherly, Chief Financial Officer (5)	2010	-	-	-		-	-	-	-		-
	2009	-	-	-		-	-	-	-		-
	2008	44,628	-	-		-	-	-	-		44,628

Susan Jones, Executive Vice President, Chief Business Officer, and Secretary (6)	2010	184,389	-	-		47,613	-	-	776,728	(9)	1,008,730
	2009	316,212	-	-		-	-	-	238,220	(10)	554,432
	2008	329,916	-	-		-	-	-	189,325	(10)	519,241

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
(4) Mr. Fowler resigned as Interim Chief Financial Officer as of April 14, 2008.
(5) Mr. Atherly resigned as Chief Financial Officer in January 2008.
(6) Ms. Jones resigned as Executive Vice President, Chief Business Officer, and Secretary in May 2010.
(7) This amount represents options issued pursuant to Mr. Park’s consulting agreement.
(8) This amount represents consulting fees paid pursuant to Mr. Park’s consulting agreement.
(9) This amount represents a severance payment to Ms. Jones of $473 thousand and earned sales incentive compensation in the amount of $304 thousand by Ms. Jones.
(10) This amount represents sales incentive compensation earned by Ms. Jones.
Column note:
(a) The amounts in this column represent the fair value of option awards to the named executive officer as computed on the date of the option grants using the Black-Scholes option-pricing model.

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2010 as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Total Grant Date Fair Value ($)
Andrew G. Sculley	March 3, 2010 (1)	25,796	1.94	29,795
Paul Campbell	March 3, 2010 (1)	22,733	1.94	26,256
Susan Jones	March 3, 2010 (1)(2)	25,393	1.94	47,613

(1)	1/2 of the grant is exercisable immediately and the remaining 1/2 is exercisable on the first anniversary.
(2)	Ms. Jones resigned in May 2010 and all unvested options vested immediately.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2010, and each person who served as an executive officer of eMagin Corporation as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Andrew G. Sculley, President and Chief Executive Officer	409,800	-	409,800	0.81	June 2, 2015	-	-	-	-
	12,898	12,898	25,796	1.94	March 3, 2017	-	-	-	-
Paul Campbell, Chief Financial Officer
	136,667	113,333	250,000	1.09	May 8, 2014	-	-	-	-
	11,367	11,366	22,733	1.94	March 3, 2017	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth information regarding stock option exercises by our named executive officers for the year ended December 31, 2010 as follows:

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Andrew G. Sculley, President and Chief Executive Officer	90,200	390,130	-	-
Paul Campbell, Chief Financial Officer	90,000	322,029	-	-
Susan Jones, Executive Vice President, Chief Business Officer, and Secretary (1)	63,343	44,630	-	-
(1) Ms. Jones resigned as Executive Vice President, Chief Business Officer, and Secretary in May 2010.

Pension Benefits

eMagin does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

eMagin does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment and Separation Agreements

2010

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

2008

Effective June 1, 2008, Andrew G. Sculley became the Company’s Chief Executive Officer, President and Director pursuant to a three year employment agreement dated May 13, 2008. Pursuant to the agreement, Mr. Sculley will be paid a salary of $300,000, per annum, increasing to $310,000, per annum, after six months and to $320,000, per annum, at the end of the first year.  Mr. Sculley was granted 500,000 qualified stock options which are exercisable at $0.81 per share, the market price on the date of the grant.  The options vested as follows:  166,667 shares vested immediately, 166,667 vested on the first anniversary date, and 166,666 vested on the second anniversary date.   If Mr. Sculley voluntarily terminates his employment with the Company, other than for good reason as defined in the employment agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Sculley’s employment with or without cause.  If the Company terminates without cause, Mr. Sculley will be entitled to one year of salary.

Effective April 15, 2008, Mr. Paul Campbell began serving as the Company’s Interim Chief Financial Officer pursuant to an agreement between the Company and Tatum, LLC, dated April 2, 2008 (the “Tatum Agreement”).  Pursuant to the Tatum Agreement, for a minimum term of three months, Mr. Campbell was paid a salary of $24,500 per month and the Company paid Tatum a fee of $10,500 per month plus $300 per business day.  The Tatum Agreement was modified in January 2009 to exclude the $300 per business day. Either party may terminate the Tatum Agreement by providing the other with at least 30 days notice.

Effective April 14, 2008, Michael D. Fowler, the Company’s Interim Chief Financial Officer, resigned his position with the Company. There was no separation agreement executed between Mr. Fowler and the Company. Michael D. Fowler became the Company’s Interim Chief Financial Officer effective December 27, 2007.

Effective January 31, 2008, K.C. Park resigned as Interim Chief Executive Officer, President and Director.  Dr. Park and the Company entered into a Separation Agreement and General Release (“Separation Agreement”).  The Company recorded severance expense of $60,000.  Dr. Park and the Company also entered into a Consulting Agreement (“Agreement”) for the term, February 1 through August 1, 2008.  Dr. Park was paid a sum of $75,000.  In addition to the compensation, Dr. Park received non-qualified stock options to acquire 56,250 shares of common stock which were fully vested and exercisable on the dates of the grant.   On May 1, 2008, Dr. Park received non-qualified stock options to acquire 51,703 shares of common stock at the fair market value and are fully vested.

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provided for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement.  On March 3, 2010, the Company and Susan Jones signed an agreement that extended the termination date of the employment agreement (as amended) between the Company and Ms. Jones until the sooner to occur of April 30, 2010, the date on which a new employment agreement is executed or when negotiation of a new employment agreement has ceased.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits our principal executive officers would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 31, 2010, the last business day of the fiscal year:

Name	Voluntary Resignation w/o Good Reason	Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause	Involuntary Termination with a Change in Control
Andrew G. Sculley
Cash severance	$—	$320,000	(1)	$320,000	(1)	$—	$320,000	(1)
Vesting of stock options	$—	$52,366	(2)	$52,366	(2)	$—	$52,366	(2)
Paul Campbell

Cash severance	$—	$282,000	(1)	$282,000	(1)	$—	$282,000	(1)
Vesting of stock options	$-	$602,615	(2)	$602,615	(2)	$—	$602,615	(2)
(1) This amount reflects the sum that is payable at the discretion of the Company either (i) as a lump sum or (ii) in twelve monthly payments to the named executive upon the triggering event. All calculations were made as of December 31, 2010 using then current salary figures for the named executive.
(2) This amount reflects the value of the stock options awards that were unvested as of December 31, 2010 which would accelerate and vest under the terms of eMagin’s option plans following a triggering event.  The closing market share price for the Company’s common stock was $6.00 at December 31, 2010.

Director Compensation Arrangements

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2010.  The table includes only directors that were not employees of eMagin Corporation.  Any director who was also an executive officer is included in the Summary Compensation Table.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash($)	Stock awards ($)	Option awards($)	Non-equity incentive plan compensation($)	Change in pension value and nonqualified deferred compensation earnings($)	All other compensation ($)	Total($)
Claude Charles	32,500	-	170,950	-	-	-	203,450
Paul Cronson	22,750	-	170,950	-	-	-	193,700
Irwin Engelman	35,000	-	170,950	-	-	-	205,950
Jack Goldman (1)	28,750	-	113,200	-	-	-	141,950
Thomas Paulsen (1)	83,250	-	213,700	-	-	-	296,950
Leslie Polgar	1,500	-	57,750	-	-	-	59,250
Stephen Seay	28,750	-	170,950	-	-	-	199,700
(1)	As of November 18, 2010, Mr. Goldman and Mr. Paulsen were no longer directors.

The following table sets forth information with respect to the outstanding equity awards of our directors as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#), (a)	($)	Date	(#)	($)	(#)	($)
Claude Charles	3,250	-	3,250	2.60	April 5, 2011	-	-	-	-
	1,950	-	1,950	2.60	June 15, 2014	-	-	-	-
	975	-	975	2.60	September 30, 2015	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	12,700	-	12,700	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	30,000	-	30,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	52,500	-	52,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-
	25,000	-	25,000	3.69	April 15, 2020	-	-	-	-
	25,000	-	25,000	2.99	July 15, 2020	-	-	-	-
	15,000	-	15,000	5.62	November 18, 2020	-	-	-	-

Paul Cronson	1,625	-	1,625	2.60	June 15, 2014	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	10,400	-	10,400	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	25,000	-	25,000	1.18	July 1. 2019	-	-	-	-
	25,000	-	25,000	3.69	April 15, 2020	-	-	-	-
	25,000	-	25,000	2.99	July 15, 2020	-	-	-	-
	15,000	-	15,000	5.62	November 18, 2020	-	-	-	-

Irwin Engelman	3,900	-	3,900	2.60	October 3, 2012	-	-	-	-
	975	-	975	2.60	September 30, 2015	-	-	-	-
	163	-	163	2.60	October 3, 2015	-	-	-	-
	5,038	-	5,038	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	30,000	-	30,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	37,500	-	37,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-
	25,000	-	25,000	3.69	April 15, 2020	-	-	-	-
	25,000	-	25,000	2.99	July 15, 2020	-	-	-	-
	15,000	-	15,000	5.62	November 18, 2020	-	-	-	-

Jacob Goldman (1)	2,113	-	2,113	2.60	June 15, 2014	-	-	-	-
	650	-	650	2.60	September 30, 2015	-	-	-	-
	488	-	488	2.60	October 3, 2015	-	-	-	-
	3,900	-	3,900	2.60	December 31, 2015	-	-	-	-
	12,026	-	12,026	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	30,000	-	30,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	67,500	-	67,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-
	25,000	-	25,000	3.69	April 15, 2020	-	-	-	-
	25,000	-	25,000	2.99	July 15, 2020	-	-	-	-

Thomas Paulsen (1)	1,300	-	1,300	2.60	June 15, 2014	-	-	-	-
	1,625	-	1,625	2.60	September 30, 2015	-	-	-	-
	3,250	-	3,250	2.60	October 3, 2015	-	-	-	-
	813	-	813	2.60	December 31, 2015	-	-	-	-
	11,213	-	11,213	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	20,000	-	20,000	0.70	July 24, 2018	-	-	-	-
	112,500	-	112,500	0.70	April 1, 2019	-	-	-	-
	37,500	-	37,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-
	25,000	-	25,000	3.69	April 15, 2020	-	-	-	-
	75,000	-	75,000	2.99	July 15, 2020	-	-	-	-

Leslie Polgar	15,000	-	15,000	5.62	November 18, 2020	-	-	-	-

Stephen Seay	3,900	-	3,900	2.60	February 14, 2016	-	-	-	-
	3,900	-	3,900	1.51	November 23, 2017	-	-	-	-
	25,000	-	25,000	1.44	December 3, 2017	-	-	-	-
	25,000	-	25,000	1.35	January 2, 2018	-	-	-	-
	20,000	-	20,000	0.70	July 24, 2018	-	-	-	-
	12,500	-	12,500	0.70	April 1, 2019	-	-	-	-
	37,500	-	37,500	1.18	July 1, 2019	-	-	-	-
	25,000	-	25,000	1.05	July 13. 2019	-	-	-	-
	25,000	-	25,000	3.69	April 15, 2020	-	-	-	-
	25,000	-	25,000	2.99	July 15, 2020	-	-	-	-
	15,000	-	15,000	5.62	November 18, 2020	-	-	-	-
(1)	As of November 18, 2010, Mr. Goldman and Mr. Paulsen were no longer directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of eMagin during years ending December 31, 2008, 2009 and 2010, except as noted below.  In addition, during the most recent fiscal year, no eMagin executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.   On January 31, 2008, Dr. K.C. Park resigned as our Interim Chief Executive Officer and President and Thomas Paulsen, who was then director and Chairman of both the Board of Directors and the Compensation Committee, assumed that role on an interim basis until June 1, 2008 when Andrew G. Sculley, Jr. joined the Company as Chief Executive Officer and President.  No change in Admiral Paulsen’s compensation occurred as a result of his accepting the temporary position of Interim Chief Executive Officer and President.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in eMagin’s 10-K.  This report is provided by the following independent directors, who comprise the Committee:

Stephen Seay (Chairman)
Claude Charles
Dr. Leslie Polgar

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of eMagin's outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of January 31, 2010, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Stillwater LLC (1)	12,631,491	36.9%
Ginola Limited (2)	4,540,693	13.2%
Rainbow Gate Corporation (3)	1,720,658	5.0%
Paul Cronson (4)	589,739	1.7%
Andrew G. Sculley (5)	435,596	1.3%
Claude Charles (6)	282,775	*
Irwin Engelman (7)	255,076	*
Stephen Seay (8)	242,800	*
Paul Campbell (9)	159,400	*
Leslie Polgar (10)	40,000	*
All executive officers and directors as a group (consisting of 7 individuals) (11)	2,005,385	5.5%

*Less than 1% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or preferred shares exercisable or convertible within 60 days of January 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 34,296,643 shares: 21,540,638 shares of common stock outstanding on January 31, 2011 and 12,756,005 shares issuable upon the exercise of options, warrants exercisable and preferred shares convertible on or within 60 days of January 31, 2011, as described below.

(1) This figure represents: (i) 4,316,824 shares of common stock owned by Stillwater LLC, which includes 783,325 shares of common stock owned by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation; (ii) warrants held by Stillwater LLC to purchase 2,000,000 shares of common stock; and (iii) 6,314,667 shares of common stock underlying convertible preferred shares which includes 937,333 shares of common stock underlying convertible preferred shares held by Rainbow Gate Corporation, in which the sole member of Stillwater LLC is the investment manager of Rainbow Gate Corporation. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Stillwater LLC as sole member, and Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation as investment manager; therefore Stillwater LLC is deemed to beneficially own the shares held by Rainbow Gate as “beneficially owned” but Stillwater LLC disclaims beneficial ownership of such shares.

(2) This figure represents: (i) 4,540,693 shares of common stock owned by Ginola Limited, which include: 783,325  shares of common stock held indirectly by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation; 78,478 shares of common stock owned by Mount Union Corp.; 57,372 shares of common stock owned by Chelsea Trust Company Limited, as trustee (Ginola Limited disclaims beneficial ownership of the shares owned by Mount Union Corp. and Chelsea Trust Company Limited, as trustee); and 372,971 shares of common stock owned by Crestflower Corporation, in which the sole shareholder of Crestflower Corporation is Ginola Limited; and (ii) 2,008,000 shares of common stock underlying convertible preferred shares, which includes 937,333 shares of common stock underlying convertible preferred shares held by Rainbow Gate Corporation, in which the sole shareholder of Ginola Limited is also the sole shareholder of Rainbow Gate Corporation. Stillwater LLC and Ginola Limited are beneficially owned by separate individuals and therefore do not exert voting control over one another. However, Stillwater LLC does include the shares held by Rainbow Gate as “beneficially owned” since the sole member of Stillwater LLC is investment manager and sole director of Rainbow Gate Corporation and exerts voting control over such shares but Stillwater LLC disclaims beneficial ownership of such shares. Jonathan White, Steven Meiklejohn, and Joerg Fischer exercise the shared voting power with respect to the shares held in the name of Mount Union Corp. Stuart Baker, Joerg Fischer, Charles Lubar, Christopher Mitchell, Leslie Schreyer and Jonathan White exercise the shared voting power with respect to the shares held in the name of Chelsea Trust Company Limited.  Jonathan White, Joerg Fischer and Steven Meiklejohn exercise the shared voting power with respect to the shares held in the name of Crestflower Corporation.  Jonathan White, Joerg Fischer, John Crellin and Steven Meiklejohn are the directors of Ginola Limited and exercise the shared voting power with respect to the shares held in the name of Ginola Limited.

(3) This figure represents (1) 783,325 shares of common stock owned by Rainbow Gate Corporation; and (ii) 937,333 shares of common stock underlying convertible preferred shares. Mortimer D.A. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation but disclaims beneficial ownership of such shares.

(4) This figure represents 22,981 shares of common stock owned by Mr. Cronson, 186,666 shares of common stock underlying warrants, 193,425 shares of common stock underlying options, and 186,667 shares of common stock underlying convertible preferred shares held directly and indirectly by Paul Cronson. This includes (i) 12,097 shares of common stock held indirectly by a family member of Paul Cronson; and (ii) 3,783 shares of common stock, 186,666 shares of common stock underlying warrants and 186,667 shares of common stock underlying convertible preferred shares held indirectly by Navacorp III, LLC. Mr. Cronson exercises the sole voting power with respect to the shares held in the name of Navacorp III, LLC.

(5) This figure represents shares underlying options.

(6) This figure represents shares underlying options.

(7) This figure represents shares underlying options.

(8) This figure represents shares underlying options.

(9) This figure represents shares underlying options.

(10) This figure represents shares underlying options.

(11) This figure represents:  (i) 22,981 shares; (ii) warrants held to purchase 186,666 shares; (iii) 186,667 shares of common stock underlying convertible preferred shares; and (iv) 1,609,071 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Board of Directors has determined that Messrs. Claude Charles, Paul Cronson, Irwin Engelman, Leslie Polgar and Stephen Seay are each independent directors as of December 31, 2010 based on the definition of independence in the listing standards of the NYSE Corporate Governance Rules.   The Board of Directors has established a Compensation Committee which is currently comprised of Claude Charles, Leslie Polgar and Stephen Seay each of whom is independent as of December 31, 2010. The Board of Directors has established a Governance and Nominating Committee, which is comprised of Claude Charles, Paul Cronson, and Stephen Seay each of whom is independent as of December 31, 2010. The  Board  of  Directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Claude Charles, Irwin Engelman, and Stephen Seay. The members of the Audit Committee are independent as of December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

EisnerAmper LLP (formerly Eisner LLP) has served as eMagin’s independent auditors for the years ended December 31, 2010 and 2009.  For the years ended December 31, 2010 and 2009, the fees for audit services associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q totaled approximately $255 thousand  and $355 thousand, respectively.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the year ended December 31, 2010.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the year ended December 31, 2010.

All Other Fees

For the years ended December 31, 2010 and 2009, the fees for audit services related to the Company’s statutory and regulatory filings totaled approximately $50 thousand and $79 thousand, respectively, from its independent registered public accounting firm.

Pre-Approval Policies and Procedures

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2010 and 2009.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2010, 2009 and 2008.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 64 to 68 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2011.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 16, 2011, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Principal Financial and Accounting Officer)

/s/ Irwin Engelman	Interim Chairman of the Board, Director
Irwin Engelman

/s/ Claude Charles	Director
Claude Charles

Director
Paul Cronson

/s/ Dr. Leslie Polgar	Director
Dr. Leslie Polgar

/s/ Brig. Gen. Stephen Seay	Director
Brig. Gen. Stephen Seay

eMAGIN CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Beginning Balance	Charged to Expenses	Amounts Written Off	Ending Balance
		(In thousands)

December 31, 2010	$(584)	$(200)	$10	$(374)
December 31, 2009	$(857)	$105	$378	$(584)
December 31, 2008	$(358)	$509	$10	$(857)

eMAGIN CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

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

10.36	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference. *
10.37
Executive Separation and Consulting Agreement dated as of January 11, 2007 by and between eMagin Corporation and Gary W. Jones, filed January 19, 2007, as filed in the Registrant's Form 8-K/A incorporated herein by reference.

10.38	Letter Agreement dated as of February 12, 2007 by and between eMagin Corporation and Dr. K.C. Park, filed February 16, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference.
10.39
Allonge to the 6% Senior Secured Convertible Notes Due 2007-2008 of eMagin Corporation dated as of March 9, 2007, filed March 13, 2007, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.40
First Amendment to Note Purchase Agreement as of March 28, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 incorporated herein by reference.

10.41
Note Purchase Agreement as of April 9, 2007 by and between eMagin Corporation and Stillwater LLC, as filed in the Registrant's Form 8-K dated April 25, 2007 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.42	Amendment Agreement, dated as of July 23, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.43	Form of Amended and Restated 8% Senior Secured Convertible Note due 2008, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.44	Form of Amended and Restated Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.45	Form of Amendment No. 1 to Patent and Security Agreement, , filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.46	Form of Amendment No. 1 to Pledge and Security Agreement, filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.47	Form of Lockbox Agreement, filed July 25, 2007, incorporated by reference to the Company’s Form 8-K as filed on July 25, 2007.
10.48	6% Senior Secured Convertible Note, dated April 9, 2007, by and between the Company and Stillwater LLC, incorporated by reference to the Company’s Form 8-K as filed on April 26, 2007.
10.49	Common Stock Purchase Warrant, dated April 9, 2007, by and between the Company and Stillwater LLC, incorporated by reference to the Company’s Form 8-K as filed on April 26, 2007.
10.50	Employment Agreement between the Company and Tatum, LLC, dated December 26, 2007, incorporated by reference to the Company’s Form 8-K as filed on January 3, 2008.
10.51	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K/A as filed on February 8, 2008.
10.52
Amendment No. 1 to Loan and Security Agreement, dated as of January 30, 2008, to the Loan and Security Agreement, dated August 7, 2007, incorporated by reference to the Company’s Form 8-K/A as filed February 8, 2008.

10.53	Warrant Issuance Agreement, dated January 30, 2008, incorporated by reference to the Company’s Form 8-K/A as filed February 8, 2008.
10.54	Form of Note Purchase Agreement dated July 21, 2006, by and between the Company and Stillwater LLC, (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).
10.55	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K, as filed on March 31, 2008.
10.56
Amendment No. 2 to Loan and Security Agreement, dated as of March 25, 2008 to the Loan and Security Agreement, dated August 7, 2007, as amended on January 30, 2008, incorporated by reference to the Company’s Form 8-K, as filed March 31, 2008.

10.57	Amendment No. 1 to Warrant Issuance Agreement, dated as of March 25, 2008, as amended on January 30, 2008, incorporated by reference to the Company’s Form 8-K, as filed March 31, 2008.
10.58	Form of Common Stock Purchase Warrant, incorporated by reference to the Company’s Form 8-K, as filed on April 4, 2008.
10.59
Securities Purchase Agreement, dated as of April 2, 2008, incorporated by reference to the Company’s Form 8-K, as filed April 4, 2008 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.60	Registration Rights Agreement, dated as of April 2, 2008, incorporated by reference to the Company’s Form 8-K, as filed April 4, 2008.

10.61	Agreement between the Company and Tatum, LLC, incorporated by reference to the Company’s Form 8-K, filed April 18, 2008
10.62	Employment Agreement effective as of June 1, 2008 by and between eMagin and Andrew Sculley, incorporated by reference to the Company’s Form 8-K/A as filed August 19, 2008.
10.63	Form of Amended and Restated Secured Revolving Loan Note (incorporated by reference to exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 26, 2008).
10.64
Amendment No. 3 to Loan and Security Agreement, dated as of August 20, 2008 to the Loan and Security Agreement, dated August 7, 2007, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.

10.65	Warrant Issuance Agreement No. 2, dated August 20, 2008, incorporated by reference to the Company’s Form 8-K as filed August 26, 2008.
10.66	Amended and restated Securities Issuance Agreement, dated as of August 20, 2008, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.
10.67	Amendment, dated August 20, 2008, to Registration Rights Agreement, dated as of August 7, 2007, incorporated by reference to the Company’s Form 8-K, as filed August 26, 2008.
10.68	Loan and Security Agreement between Moriah Capital, L.P. and eMagin Corporation, dated as of August 7, 2007, (incorporated by reference to the Company’s Form S-1A as filed February 17, 2009).**
10.69	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.70	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.71	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).
10.72	Amendment No. 2 to the Employment Agreement between eMagin Corporation and Susan Jones.
10.73
Executive Employment Agreement, dated as of May 8, 2009, by and between the Company and Paul Campbell (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 14, 2009).

10.74
Amendment Number 6 to the lease between International Business Machines Corporation and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.75	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).
10.76	Loan and Security Agreement between the Company and Access Business Finance, LLC( incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).
10.77	Temporary Extension of Amended and Restated Employment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 10, 2010).
10.78	Temporary Extension of Amended and Restated Employment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 6, 2010).
10.79
Executive Employment Agreement, dated as of January 19, 2011, by and between the Company and Susan R. Taylor (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2011).

14.1	Code of Ethics (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** The confidential portions of the exhibit has been omitted and filed separately with the Securities and Exchange Commission