Form 10-Q
period 2011-03-31
EMAGIN CORP
filed 2011-05-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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

The number of shares of common stock outstanding as of April 30, 2011 was 21,686,196.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2011

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2011 (unaudited)	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$7,763	$7,796
Short-term investments – held to maturity	3,500	3,100
Accounts receivable, net	4,698	5,150
Inventory	2,149	1,905
Prepaid expenses and other current assets	704	777
Total current assets	18,814	18,728
Long-term investments – held to maturity	1,750	1,500
Equipment, furniture and leasehold improvements, net	3,538	3,287
Intangible assets, net	38	39
Other assets	92	92
Deferred tax asset	9,206	9,056
Total assets	$33,438	$32,702

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,324	$1,100
Accrued compensation	1,811	1,975
Other accrued expenses	1,638	1,781
Advance payments	239	101
Deferred revenue	24	26
Other current liabilities	175	170
Total current liabilities	5,211	5,153

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 21,616,708 shares as of March 31, 2011 and 21,210,445 as of December 31, 2010	22	21
Additional paid-in capital	210,550	209,591
Accumulated deficit	(182,345)	(182,063)
Total shareholders’ equity	28,227	27,549
Total liabilities and shareholders’ equity	$33,438	$32,702

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Product	$4,310	$4,486
Contract	1,131	1,441
Total revenue, net	5,441	5,927

Cost of goods sold:
Product	2,609	1,845
Contract	586	764
Total cost of goods sold	3,195	2,609
Gross profit	2,246	3,318

Operating expenses:
Research and development	532	734
Selling, general and administrative	2,141	1,682
Total operating expenses	2,673	2,416
(Loss) income from operations	(427)	902

Other income (expense):
Interest expense, net	(29)	(28)
Other income, net	16	7
Total other expense, net	(13)	(21)
(Loss) income before (benefit from) provision for income taxes	(440)	881
(Benefit from) provision for income taxes	(158)	1
Net (loss) income	$(282)	$880

(Loss) income per common share, basic	$(0.01)	$0.05
(Loss) income per common share, diluted	$(0.01)	$0.03

Weighted average number of common shares outstanding:
Basic	21,522,716	17,109,706
Diluted	21,522,716	29,553,301

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	5,679	$—	21,210,445	$21	$209,591	$(182,063)	$27,549

Cashless exercise of common stock warrants	—	—	310,897	—	—	—	—
Exercise of common stock warrants	—	—	72,116	1	81	—	82
Exercise of common stock options	—	—	23,250	—	22	—	22
Stock-based compensation	—	—	—	—	856	—	856
Net loss	—	—	—	—	—	(282)	(282)
Balance, March 31, 2011	5,679	$—	21,616,708	$22	$210,550	$(182,345)	$28,227

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(282)	$880
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34	16
Reduction of provision for sales returns and doubtful accounts	(204)	(161)
Deferred tax benefit	(150)	—
Stock-based compensation	856	433
Amortization of common stock issued for services	—	1
Changes in operating assets and liabilities:
Accounts receivable	656	303
Inventory	(244)	(14)
Prepaid expenses and other current assets	73	(53)
Deferred revenue	(2)	128
Accounts payable, accrued compensation, other accrued expenses, advance payments, and other current liabilities	60	(67)
Net cash provided by operating activities	797	1,466
Cash flows from investing activities:
Purchase of equipment	(284)	(763)
Purchase of investments – held to maturity	(650)	—
Net cash used in investing activities	(934)	(763)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	104	—
Net cash provided by financing activities	104	—
Net (decrease) increase in cash and cash equivalents	(33)	703
Cash and cash equivalents, beginning of period	7,796	5,295
Cash and cash equivalents, end of period	$7,763	$5,998

Cash paid for interest	$15	$15
Cash paid for taxes	$—	$115

Issuance of 310,897 and 334,608 shares of common stock for cashless exercise of 380,511 and 669,717 warrants in 2011 and 2010, respectively	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Product warranty

The Company offers a one-year product replacement warranty. In general, the standard policy is to repair or replace defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenue may be required in future periods.

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

Concentration of credit risk

eMagin’s products are sold mainly throughout North America, Asia, and Europe.  Sales to the Company’s recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid basis.  eMagin performs periodic credit evaluations on its recurring customers and generally does not require collateral.  An allowance for doubtful accounts is maintained for credit losses.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term and long-term investments.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  The Company has Certificates of Deposits (“CDs”), classified as short and long-term investments – held to maturity, which are federally insured. To date, the Company has not experienced any loss associated with this risk.

Note 2:  Recently Issued Accounting Pronouncements

During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited condensed consolidated financial statements.

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

As of March 31, 2011, the fair value of eMagin’s cash equivalents and short and long-term investments – held to maturity was determined based on “Level 1” inputs.

Note 4:  Receivables

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

Receivables consisted of the following (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Accounts receivable	$4,868	$5,524
Less allowance for doubtful accounts	(170)	(374)
Net receivables	$4,698	$5,150

Note 5:  Net (Loss) Income per Common Share

The net (loss) income per common share ("basic EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding and excluding any potential dilution.  Net (loss) income per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options, warrants, and convertible preferred stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:

Net (loss) income	$(282)	$880

Denominator:

Weighted average shares outstanding for basic earnings per share	21,522,716	17,109,706
Effective of dilutive shares:
Dilution from stock options and warrants	—	4,791,595
Convertible preferred stock	—	7,652,000
Dilutive potential common shares	—	12,443,595
Weighted –average shares outstanding for diluted earnings per share	21,522,716	29,553,301

For the three months ended March 31, 2011, the Company has excluded stock options, warrants and convertible preferred stock to acquire 14,195,375 shares of our common stock from the computation of diluted loss per share because their effect would be antidilutive.  For the three months ended March 31, 2010, the Company has excluded stock options and warrants to acquire 503,221 shares of our common stock as their effect would be antidilutive and the convertible preferred stock is included in the calculation of diluted earnings per share as all shares are assumed converted.

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

The components of inventories are as follows (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Raw materials	$1,177	$748
Work in process	599	681
Finished goods	373	476
Total inventory	$2,149	$1,905

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Vendor prepayments	$45	$83
Other prepaid expenses *	659	694
Total prepaid expenses and other current assets	$704	$777
*No individual amounts greater than 5% of current assets.

Note 8:  Debt

At March 31, 2011, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The renewal date is September 1, 2011.  The Company paid $30,000 in loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of March 31, 2011, $17,500 has been amortized to interest expense.  The Company’s obligations under the agreement are secured by its assets.    As of March 31, 2011, the Company had not borrowed on its line of credit.

 Note 9:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$25	$97
Research and development	19	102
Selling, general and administrative	812	234
Total stock compensation expense	$856	$433

At March 31, 2011, total unrecognized compensation costs related to stock options was approximately $4.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.8 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.   There were no options granted to consultants in the three months ended March 31, 2011.  In May 2009, there were 60,000 options granted to consultants, of which the unvested options were remeasured to the current fair market value at March 31, 2011.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:  dividend yield – 0%; risk free interest rates – 0.64% to 1.70%; expected volatility – 68.4 % to 84.1%; and expected term – 3 years.

During the three month period ended March 31, 2011, there were 1,294,177 stock options granted to employees and directors.  During the three month period ended March 31, 2010, there were 448,185 stock options granted to employees.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Risk free interest rates	1.04 to 2.37%	1.34 to 2.07%
Expected volatility	67.1 to 85.7%	80.6 to 86.9%
Expected term (in years)	3.5 to 5.5	3.5 to 4.0

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

For the three months ended March 31, 2011, 200,000 options were granted to employees from the 2008 Plan with a fair value of approximately $0.8 million and 1,094,177 options were granted to employees and directors from the 2003 Plan with a fair value of approximately $4.3 million.  The weighted average fair value per share for options granted in the first quarter of 2011 was $3.92.

A summary of the Company’s stock option activity for the three months ended March 31, 2011 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,152,114	$1.71
Options granted	1,294,177	7.51
Options exercised	(23,250)	0.95
Options forfeited	(130)	2.60
Options cancelled	(4,537)	1.38
Outstanding at March 31, 2011	4,418,374	$3.42	5.96	$17,182,953
Vested or expected to vest at March 31, 2011 (1)	4,332,600	$4.22	5.96	$16,151,976
Exercisable at March 31, 2011	2,988,823	$1.95	6.38	$15,694,652
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.34 - $0.98	979,058	5.31	$0.81	968,098	$0.81
$1.00 - $1.51	1,085,798	6.18	1.21	932,224	1.23
$1.80 - $1.94	376,099	5.87	1.94	368,899	1.94
$2.60 - $3.92	581,242	6.98	3.13	492,602	3.10
$5.62 - $22.50	1,396,177	5.84	7.48	227,000	7.29
	4,418,374	5.96	$3.42	2,988,823	$1.95

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 3,447,796 options in-the-money at March 31, 2011.   The Company’s closing stock price was $7.15 as of March 31, 2011. The Company issues new shares of common stock upon exercise of stock options.

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

The Preferred Stock –Series B votes with holders of Common Stock upon the election of directors and upon any other matter submitted to a vote of shareholders, except those matters required by law to be submitted to a vote of holders of Preferred Stock of the Company or Series B Convertible Preferred Stock voting separately as a class or series, and except as provided in the  Certificate of Designations of Series B Convertible Preferred Stock.  Fractional votes shall not, however, be permitted.  The holder of each share of Preferred Stock – Series B has voting rights equal to (i) the number of shares of Common Stock issuable upon conversion of such shares of Preferred Stock – Series B at such time (determined without regard to the shares of Common Stock so issuable upon such conversion in respect of accrued and unpaid dividends on such share of Preferred Stock) when the Preferred Stock – Series B votes together with the Company’s Common Stock or any other class or series of stock of the Company and (ii) one vote per share of Preferred Stock when such vote is not covered by the immediately preceding clause.  In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock.  The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.  As of March 31, 2011, there were 5,679 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three months ended March 31, 2011, the Company received approximately $22 thousand for 23,250 stock options exercised and for the three months ended March 31, 2010, there were no stock options exercised.  For the three months ended March 31, 2011, there were 380,511 warrants exercised on a cashless basis resulting in 310,897 shares of common stock issued.   For the three months ended March 31, 2010, there were 669,717 warrants exercised on a cashless basis resulting in 334,608 shares of common stock issued. In addition, the Company received proceeds of approximately $81 thousand from the exercise of warrants and issued 72,116 shares of common stock in the three months ended March 31, 2011 and no proceeds were received for warrant exercises in the three months ended March 31, 2010.

For the three months ended March 31, 2011 and 2010, no shares of common stock were issued for payment for services rendered and to be rendered in the future.

Note 11:  Income Taxes

For the three months ended March 31, 2011, the Company recorded a current income tax benefit of approximately $158 thousand based upon the projected effective income tax rate for the year, as the Company expects to have taxable income for the year ending December 31, 2011.  For the three months ended March 31, 2010, the Company recorded income tax expense of approximately $1,000.

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

In late 2008, the Company began evaluating the status of its manufacturing process and the use of the IP associated with its license agreement.  After this analysis and after making a few changes to its manufacturing process, the Company stopped using the IP covered under the license agreement by year end 2008.  The last royalty payment under the license agreement was made in November 2009.  The Company determined that it is no longer required to pay the minimum royalty payment of $125,000 and as such has not paid or accrued this amount in 2010 or to date in 2011.

In April 2011, the Company received a request for royalty payments from a representative of Global OLED Technology, LLC, the current owner of the old Kodak OLED patent portfolio. The Company has responded stating, that the licenses are no longer in force and that in any event, the request for royalties is untimely.

 Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington, and Santa Clara, California.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014. On April 14, 2011, the Company signed an eighteen month lease agreement for approximately 2,400 square feet of office space in Santa Clara, California effective May 1, 2011.    The Company’s monthly rent expense will increase by  approximately $3.5 thousand.  The California location will be a research and development facility.

For the three months ended March 31, 2011and 2010, rent expense was approximately $289 thousand and $283 thousand, respectively.

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

On March 21, 2011, the Company executed a Settlement Agreement and Full and Complete Mutual Release (the “Settlement Agreement”) among the Company, Mr. Jones and the Company’s Chief Financial Officer, which had previously been executed by Mr. Jones and the Chief Financial Officer, and became effective on March 29, 2011 (the “Effective Date”).  On April 5, 2011, pursuant to the Settlement Agreement, the Company made the following payments in the aggregate amount of $650 thousand: (i) payment to Mr. Jones in the gross amount of $478 thousand for payment amounts set forth in the Executive Separation and Consulting Agreement (“ECSA”) and Expense Reimbursement and Compensation Schedule (“ERCS”) entered into by Mr. Jones and the Company in January 2007; (ii) payment to Mr. Jones in the amount of approximately $27 thousand for a negotiated interest amount pursuant to the ECSA and ERCS; and (iii) approximately $145 thousand in attorney’s fees paid to  Mr. Jones’ attorneys (collectively, the “Settlement Payments”).  The settlement offer was recorded as a liability on the Company’s Consolidated Balance Sheet and included in selling, general, and administrative expense on the Company’s Consolidated Statements of Operations as of December 31, 2010.  In addition to the Settlement Payments, the defendants agreed to provide a full and complete release to Mr. Jones.

The Settlement Agreement contains mutual releases among the Company, its Chief Financial Officer and Mr. Jones, and pursuant to the Settlement Agreement, Mr. Jones agreed to dismiss the Complaint against the Company and its Chief Financial Officer with prejudice.  On April 7, 2011 the Complaint was dismissed with prejudice by the Superior Court of the State of Washington for King County.

Note 14:  Employment Agreements

On January 19, 2011, the Company signed an executive employment agreement (the “Employment Agreement”) with Susan R. Taylor to serve as the Company’s Corporate Secretary, Senior Vice President and General Counsel effective February 1, 2011.  Pursuant to the Employment Agreement, Ms. Taylor is paid a base salary of $175,000 and was granted 225,000 options which are exercisable at $6.82 per share, the market price on the date of the grant, of which one third will vest annually on the subsequent three anniversary dates. If Ms. Taylor voluntarily terminates her employment with the Company, other than for Good Reason as defined in the Employment Agreement, she shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Ms. Taylor’s employment with or without cause.  If the Company terminates without cause, Ms. Taylor will be entitled to, at the Company’s sole discretion, either (i) monthly salary payments for twelve (12) months, based on her monthly rate of base salary at the date of such termination, or (ii) a lump-sum payment of her salary for such 12 month period, based on her monthly rate of base salary at the date of such termination. Ms. Taylor shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Employment Agreement, but not been paid.   All non-vested options shall vest immediately.

On March 15, 2011, the Company signed an executive employment agreement (the “Employment Agreement”) with Jerry Carollo to serve as the Company’s Senior Vice President Business Development effective March 21, 2011.  Pursuant to the Employment Agreement, Mr. Carollo is paid a base salary of $270,000 and was granted 100,000 options which are exercisable at $6.89 per share, the market price on the date of the grant, of which one third will vest annually on the subsequent three anniversary dates. If Mr. Carollo voluntarily terminates his employment with the Company, other than for Good Reason as defined in the Employment Agreement, he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination.  The Company may terminate Mr. Carollo’s employment with or without cause.  If the Company terminates without cause, Mr. Carollo will be entitled to the lesser of (i) the total amount of base salary that remains unpaid under the Employment Agreement which shall be paid monthly or (ii) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination, or in lieu of the aforementioned monthly payments, the Company may in its sole discretion pay such payments in a lump- sum. Mr. Carollo shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Employment Agreement, but not been paid.   All non-vested options shall vest immediately.

Note 15:  Concentrations

For the three months ended March 31, 2011, approximately 74% of the company’s net revenues were derived from customers in the United States and approximately 26% of the Company’s net revenues were derived from international customers.   For the three months ended March 31, 2010, approximately 62% of the company’s net revenues were derived from customers in the United States and approximately 38% of the Company’s net revenues were derived from international customers.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2011	2010
North America	$4,095	$3,716
Europe	532	1,490
Asia	814	721
Total	$5,441	$5,927

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

We have developed a strong portfolio of our own patents, manufacturing know-how and technology to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology and intellectual property portfolio, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are the only company to demonstrate publicly, market, and produce in significant quantities full-color small molecule OLED-on-silicon microdisplays.

At March 31, 2011, we had a total of 81 full-time and part-time employees, an increase of 21% from December 31, 2010.  The majority of the increase in headcount was due to the personnel needed for the additional production shifts.  In April, we hired a design team, located in California, with experience working on OLED microdisplay designs to work internally on our research and development projects.  Having an in-house design team reduces our dependence on third party design providers and will strengthen our ability to more cost-effectively develop new microdisplays.

A detailed discussion of our business may be found in Part I, “Business,” of our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) would, once implemented, provide our employees with the opportunity to purchase common stock through payroll deductions.  Employees could then purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of March 31, 2011, the number of shares of common stock available for issuance was 300,000.  As of March 31, 2011, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an incentive stock option (“ISO”) is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  For the three months ended March 31, 2011, there were 1,094,177 options granted from the 2003 plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the three months ended March 31, 2011, there were 200,000 options granted from the 2008 plan.

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

Income Taxes

For the three months ended March 31, 2011, we recorded an income tax benefit of approximately $158 thousand as compared with an income tax expense of approximately $1 thousand for the three months ended March 31, 2010.  The effective tax rate for 2011 is projected to be 36% as compared to an effective tax rate of 2% for 2010.  The increase in the effective tax rate is due to the valuation allowance which had been carried against our net deferred tax asset in 2010.

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

At December 31, 2010, a partial valuation allowance against the net deferred tax assets was $32.4 million.  There was no change to the valuation allowance as of March 31, 2011.  The partial valuation allowance will be maintained until further sufficient positive evidence exists to support an additional reduction in the valuation allowance.

NEW ACCOUNTING PRONOUNCEMENTS

During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited condensed consolidated financial statements.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Revenues

Revenues for the three months ended March 31, 2011 were approximately $5.4 million, as compared to approximately $5.9 million for the three months ended March 31, 2010, a decrease of approximately 8%.  Lower revenue for the three month period was due primarily to production issues which caused R&D engineering resources to be allocated to production issues causing a shortfall in work on R&D contracts, and a lower average sales price due to product mix sold.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three months ended March 31, 2011, product revenue decreased approximately $176 thousand or 4% as compared to the three months ended March 31, 2010.  The decrease was driven by the product mix sold.  We had an increase in sales volume however the average sales price per display was lower than the first quarter of 2010.  In addition, we had unfilled orders during the three months ended March 31, 2011 due to production issues.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three months ended March 31, 2011, contract revenue decreased approximately $310 thousand or 22% as compared to the first quarter of 2010.   We had more active contracts in the first quarter of 2011 however we allocated R&D engineering resources to our production issues which impacted contract revenue.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three months ended March 31, 2011 was approximately $3.2 million as compared to approximately $2.6 million for the three months ended March 31, 2010, an increase of approximately $0.6 million.  Cost of goods sold as a percentage of revenues was 59% for the three months ended March 31, 2011 as compared to 44% for the three months ended March 31, 2010.  The increase in cost was due primarily to lower yield and increased labor costs due to additional production shifts.  The lower yield was a result of production issues in Q1 2011.  Subsequently, we have addressed the production issues and the yield has improved.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010
	(unaudited)
Product revenue gross profit	$1,701	$2,641
Product revenue gross margin	39%	59%
Contract revenue gross profit	$545	$677
Contract revenue gross margin	48%	47%
Total gross profit	$2,246	$3,318
Total gross margin	41%	56%

The gross profit for the three months ended March 31, 2011 was approximately $2.2 million as compared to approximately $3.3 million for the three months ended March 31, 2010, a decrease of $1.1 million.  Gross margin was 41% for the three months ended March 31, 2011 down from 56% for the three months ended March 31, 2010.

The product gross profit for the three months ended March 31, 2011 was approximately $1.7 million as compared to approximately $2.6 million for the three months ended March 31, 2010, a decrease of $0.9 million.  Product gross margin was 39% for the three months ended March 31, 2011 down from 59% for the three months ended March 31, 2010.   The gross margin was unfavorably impacted by an increase in costs due to production issues being spread over a lower revenue base and a lower effective average selling price per display due to product mix changes.

The contract gross profit for the three months ended March 31, 2011 was approximately $0.5 million as compared to approximately $0.7 million for the three months ended March 31, 2010, a decrease of $0.2 million.  Contract gross margin was 48% for the three months ended March 31, 2011 up slightly from 47% for the three months ended March 31, 2010.   The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the three months ended March 31, 2011 were approximately $0.5 million as compared to $0.7 million for the three months ended March 31, 2010, a decrease of approximately $0.2 million related to a decrease in internal research and development of new products.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2011 were approximately $2.1 million as compared to approximately $1.7 million for the three months ended March 31, 2010.  The increase of approximately $0.4 million for the three months ended March 31, 2011 was primarily related to an increase in personnel costs of $0.5 million including approximately $0.6 million related to non-cash compensation, recruiting fees of approximately $0.1 million offset by a reduction of bonus expense of approximately $0.2 million, and an increase in director and shareholder related expenses of  approximately $0.1 million offset by a decrease in allowance for bad debts of approximately $0.1 and professional fees of $0.1 million.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three months ended March 31, 2011, interest expense was approximately $29 thousand as compared to $28 thousand for the three months ended March 31, 2010.   For the three months ended March 31, 2011, the interest expense associated with debt was $22 thousand and the accrued interest on liquidated damages was $7 thousand. Interest expense for the three months ended March 31, 2010, the interest expense associated with debt was $21 thousand and the accrued interest on liquidated damages was $7 thousand.

Other income for the three months ended March 31, 2011 was approximately $16 thousand as compared to $7 thousand for the three months ended March 31, 2010.  The other income for the three months ended March 31, 2011 was interest income of approximately $4 thousand and $12 thousand from equipment salvage.  The other income for the three months ended March 31, 2010 was interest income of approximately $1 thousand and $6 thousand from equipment salvage.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $13.0 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”) as compared to $12.4 million at December 31, 2010.  Of the $13.0 million in cash, approximately $5.3 million was invested in CDs.

Cash flow provided by operating activities during the three months ended March 31, 2011 was approximately $0.8 million, approximately $0.6 million was from the change in operating assets and liabilities and net non-cash expenses of $0.5 million offset by the net loss of $0.3 million.  Cash flow provided by operating activities during the three months ended March 31, 2010 was approximately $1.5 million, attributable to our net income of approximately $0.9 million, non-cash expenses of $0.3 million and approximately $0.3 million from the change in operating assets and liabilities.

Cash used in investing activities during the three months ended March 31, 2011 was approximately $0.9 million of which $0.6 million purchased CDs and approximately $0.3 million for equipment purchases primarily for upgrading our production line.  Cash used in investing activities during the three months ended March 31, 2010 was approximately $0.8 million to purchase equipment for the Company’s production line.

Cash provided by financing activities during the three months ended March 31, 2011 was approximately was $0.1 million, representing proceeds from the exercise of stock options and warrants. There was no cash provided by or used by financing activities during the three months ended March 31, 2010.

Credit Facility

At March 31, 2011, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $5 thousand.  The credit facility will automatically renew on September 1, 2011 for a one year term unless written notice is provided.  We did not draw on our credit facility during the quarter ended March 31, 2011.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of March 31, 2011.

We expect our business to experience revenue growth which may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We anticipate that our cash needs to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand, investments and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps for discretionary capital spending.  If unanticipated events arise during the next twelve months, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 21, 2011, the Company executed a Settlement Agreement and Full and Complete Mutual Release (the “Settlement Agreement”) among the Company, Mr. Jones and the Company’s Chief Financial Officer, which had previously been executed by Mr. Jones and the Chief Financial Officer, and became effective on March 29, 2011 (the “Effective Date”).  On April 5, 2011, pursuant to the Settlement Agreement, the Company made the following payments in the aggregate amount of $650 thousand: (i) payment to Mr. Jones in the gross amount of $478 thousand for payment amounts set forth in the Executive Separation and Consulting Agreement (“ECSA”) and Expense Reimbursement and Compensation Schedule (“ERCS”) entered into by Mr. Jones and the Company in January 2007; (ii) payment to Mr. Jones in the amount of approximately $27 thousand for a negotiated interest amount pursuant to the ECSA and ERCS; and (iii) approximately $145 thousand in attorney’s fees paid to Mr. Jones’ attorneys (collectively, the “Settlement Payments”).  The settlement offer was recorded as a liability on the Company’s Consolidated Balance Sheet and included in selling, general, and administrative expense on the Company’s Consolidated Statements of Operations as of December 31, 2010.  In addition to the Settlement Payments, the defendants agreed to provide a full and complete release to Mr. Jones.

The Settlement Agreement contains mutual releases among the Company, its Chief Financial Officer and Mr. Jones, and pursuant to the Settlement Agreement, Mr. Jones agreed to dismiss the Complaint against the Company and its Chief Financial Officer with prejudice. On April 7, 2011 the Complaint was dismissed with prejudice by the Superior Court of the State of Washington for King County.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes from the risk factors during the three months ended March 31, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to various cashless warrant exercises, the Company issued 310,897 shares of common stock in the three months ended March 31, 2011.  In addition, the Company received proceeds of approximately $81 thousand from the exercise of warrants and issued 72,116 shares of common stock in the three months ended March 31, 2011. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

eMagin Corporation (the “Company”) has tentatively scheduled its 2011annual general meeting of shareholders (the “Annual Meeting”) to be held in September 2011.

On May 11, 2011, the Company set a record date of August 10, 2011 for the Annual Meeting.

The Annual Meeting is being held more than 30 days before the anniversary of the Company’s prior annual meeting of shareholders for fiscal 2010 held on November 18, 2010.  As a result of this change in the timing of the Company’s annual meeting date, a notice deadline provided in the Company’s Proxy Statement, dated October 26, 2010, under the heading “Stockholder Proposals for the 2011Annual Meeting” has changed.

If a shareholder intends to present any proposal for inclusion in the Company’s proxy statement for the Annual Meeting in accordance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, for consideration at the Annual Meeting, the proposal must be received by the Secretary of the Company by no later than June 30, 2011.  Such proposal must also meet the other requirements of the rules of the United States Securities and Exchange Commission relating to shareholders’ proposals.

Notices should be addressed in writing to: Secretary, eMagin Corporation, 3006 Northup Way, Suite 103, Bellevue, WA 98004.

ITEM 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2011.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer