Form 10-Q/A
period 2009-03-31
EMAGIN CORP
filed 2011-10-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to Form 10-Q

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

eMagin Corporation
Form 10-Q/A
For the Quarter ended March 31, 2009

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 (Restated) (unaudited) and December 31, 2008	4

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2009 (Restated) and 2008 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2009 (Restated) (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 (Restated) and 2008 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T	Controls and Procedures	20

PART II OTHER INFORMATION
Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits	22

SIGNATURES		19

CERTIFICATIONS

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on May 14, 2009 (the “Original 10-Q”).  This Amendment is being filed mainly to include restated condensed consolidated financial statements as described in Note 15, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

●
Adoption of certain provisions of Accounting Standards Codification (“ASC”) 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”) (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”).  ASC 815 became effective January 1, 2009.  The anti-dilution features in certain outstanding warrants (“Warrants”) of the Company require these Warrants to be accounted for as liabilities and measured at fair value.  The restated condensed consolidated financial statements reflect the reclassification of the Warrants from shareholders’ equity to warrant liability, the cumulative effect adjustment to the opening balance of accumulated deficit and record changes in the fair value of the warrant liability in the condensed consolidated statements of operations.

●
Adoption of the two-class method for Earnings Per Share (“EPS”) calculation under ASC 260, “Earnings Per Share” (“ASC 260”) (formerly “SFAS No. 128”).  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security.  Under the two-class method, securities that participate in dividends, such as the Company’s Series B Convertible Preferred stock, are considered ‘participating securities.” The restated financial statements reflect the restated basic and diluted earnings per share, as applicable and weighted average shares outstanding calculations.

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I – Item 1 – Financial Statements and Notes to the Condensed Consolidated Financial Statements
Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations
Part I – Item 4 – Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2009 (unaudited) (Restated) See Note 15	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$2,329	$2,404
Investments – held to maturity	97	97
Accounts receivable, net	2,950	3,643
Inventory	2,214	2,374
Prepaid expenses and other current assets	1,233	796
Total current assets	8,823	9,314
Equipment, furniture and leasehold improvements, net	391	381
Intangible assets, net	46	47
Deferred financing costs, net	212	362
Total assets	$9,472	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$569	$1,026
Accrued compensation	631	837
Other accrued expenses	1,152	804
Advance payments	649	694
Deferred revenue	120	164
Debt	682	1,691
Other current liabilities	917	798
Total current liabilities	4,720	6,014
Warrant liability	2,943	—
Total liabilities	$7,663	$6,014

Commitments and contingencies

Redeemable common stock: 522,500 redeemable shares	429	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:	—	—
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 15,429,863 shares as of March 31, 2009 and 15,213,959 as of December 31, 2008, net of redeemable common stock	15	15
Additional paid-in capital	189,995	204,818
Accumulated deficit	(188,630)	(201,172)
Total shareholders’ equity	1,380	3,661
Total liabilities and shareholders’ equity	$9,472	$10,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2009 (Restated) See Note 15	2008

Revenue:
Product revenue	$4,356	$2,462
Contract revenue	788	203
Total revenue, net	5,144	2,665

Cost of goods sold:
Product revenue	2,257	2,181
Contract revenue	428	132
Total cost of goods sold	2,685	2,313
Gross profit	2,459	352

Operating expenses:
Research and development	362	674
Selling, general and administrative	1,529	1,807
Total operating expenses	1,891	2,481
Income (loss) from operations	568	(2,129)

Other expense:
Interest expense, net	(175)	(631)
Other income, net	1	86
Change in fair value of warrant liability	(813)	—
Total other expense	(987)	(545)
Provision for income taxes	—	—
Net loss	$(419)	$(2,674)

Loss per share, basic	$(0.03)	$(0.21)
Loss per share, diluted	$(0.03)	$(0.21)

Weighted average number of shares outstanding:
Basic	15,860,517	12,620,900
Diluted	15,860,517	12,620,900

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (Restated)	Accumulated Deficit (Restated)	Total Shareholders’ Equity (Restated)
	Shares	Amount	Shares	Amount	See Note 15	See Note 15	See Note 15
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Cumulative effect of change in accounting principle	—	—	—	—	(15,091)	12,961	(2,130)
Issuance of common stock for services	—	—	216	—	115	—	115
Stock-based compensation	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	(419)	(419)
Balance, March 31, 2009	6	$—	15,430	$15	$189,995	$(188,630)	$1,380

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2009 (Restated) See Note 15	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(419)	$(2,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23	68
Amortization of deferred financing and waiver fees	150	448
Reduction of provision for sales returns and doubtful accounts	(114)	(47)
Stock-based compensation	153	356
Issuance of common stock for services	76	—
Change in the fair value of warrant liability	813	—
Amortization of discount on notes payable	—	25
Changes in operating assets and liabilities:
Accounts receivable	807	329
Inventory	160	(11)
Prepaid expenses and other current assets	(398)	426
Deferred revenue	(44)	(79)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(359)	830
Other current liabilities	119	(244)
Net cash provided by (used in) operating activities	967	(573)
Cash flows from investing activities:
Purchase of equipment	(33)	(231)
Net cash used in investing activities	(33)	(231)
Cash flows from financing activities:
Proceeds from line of credit	—	700
Payments related to deferred financing costs	—	(9)
Payments of debt	(1,009)	(256)
Net cash (used in) provided by financing activities	(1,009)	435
Net decrease in cash and cash equivalents	(75)	(369)
Cash and cash equivalents, beginning of period	2,404	713
Cash and cash equivalents, end of period	$2,329	$344

Cash paid for interest	$38	$158
Cash paid for taxes	$21	$10

Common stock issued for services charged to prepaid expenses	$39	$—

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

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2009 to correct errors in the accounting for certain warrants as discussed in Note 15, “Restatement”.
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

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock ” ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption.

Effective January 1, 2009, the Company adopted EITF 07-5.  As a result, warrants issued with anti-dilution provisions for the holder are no longer considered indexed to the Company’s stock and must be accounted for as derivatives.  Upon adoption of this accounting guidance on January 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the outstanding warrants at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.  These warrants are reclassified as liabilities and recorded at estimated fair value at each reporting date using the Monte Carlo Simulation approach. Changes in the liability from period to period are recorded in the Condensed Consolidated Statements of Operations.

The Company has recorded the change in fair value of the warrant liability as a component of other income and expense on the Condensed Consolidated Statements of Operations as the Company believes the amounts recorded relate to financing activities and not as a result of its operations.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5 as of January 1, 2009 (in thousands):

	Additional Paid-In Capital	Warrant Liability	Accumulated Deficit
Grant date fair value of Warrants	$(15,091)	$15,091	$
Change in fair value of Warrants outstanding through January 1, 2009		(12,961)		12,961
Cumulative effect of change in accounting principle	$(15,091)	$2,130		$12,961

The Company recorded other expense of $813 thousand for the change in the fair value of the warrant liability during the three months ended March 31, 2009.

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

Note 3:   Fair Value Measurement

The Company measures fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.
Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3 – valuations derived from valuation techniques in which one or more significant inputs are not readily observable.

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at March 31, 2009 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of March 31, 2009	Level 1	Level 2	Level 3

Warrant liability	$2,943	$—	$—	$2,943
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2009	$2,130
Change in fair value of warrants	828
Fair value of expired warrants	(15)
Balance as of March 31, 2009	$2,943

Changes in fair value of the warrant liability are included in other expense in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.  The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:
	March 31, 2009	January 1, 2009
Risk-free interest rate	0.57% - 1.67%	0.11% - 1.55%
Expected volatility	96.1%	94.4%
Expected life ( in years)	1.0 – 4.75	0.02 - 5.0
Expected dividend yield	0%	0%

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

Note 5 :  Net Loss per Common Share – Restated

Basic loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period.  Diluted loss per share (“Diluted EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

In accordance with SFAS No. 128, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  On December 22, 2008, the Company issued Convertible Preferred Stock – Series B which participates in dividends with the Company’s common stock and is therefore considered to be a participating security.   However, the participating convertible preferred stock is not required to absorb any net loss. Thus, the Company calculates EPS using the two-class method.  The Company does not intend to pay dividends on its common or preferred stock.
The Company uses the more dilutive method of calculating the diluted earnings per share, either the two class method or “if-converted” method.  Under the “if-converted” method, the convertible preferred stock is assumed to have been converted into common shares at the beginning of the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss allocated to common shares	$(419)	15,860,517	$(0.03)	$(2,674)	12,620,900	$(0.21)
Loss allocated to participating securities	$—			$—
Net loss	$(419)			$(2,674)
Diluted potential common shares		—			—
Diluted EPS
Net loss	$(419)	15,860,517	$(0.03)	$(2,674)	12,620,900	$(0.21)

For the three months ended March 31, 2009, the Company has excluded options, warrants, redeemable common stock and convertible preferred stock to acquire 21,957,704 shares of its common stock since their effect would be anti-dilutive.   For the three months ended March 31, 2008, the Company has excluded options, warrants, and convertible notes outstanding to acquire 18,689,795 shares of its common stock since their effect would be anti-dilutive.

Note 6 :  Inventory

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

Note 7 :  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2009 (unaudited)	December 31, 2008
Vendor prepayments	$466	$180
Other prepaid expenses *	767	383
Other assets	—	233
Total prepaid expenses and other current assets	$1,233	$796
*No individual amounts greater than 5% of current assets.

Note 8 :  Debt

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

Note 9 :  Stock-based Compensation

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

Note 10 :  Shareholders’ Equity

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

Note 11 :  Income Taxes

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

Note 12 :  Commitments and Contingencies

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

Note 13 :  Legal Proceedings

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

Note 14 :  Subsequent Events

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

Note 15:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the quarter ended March 31, 2009 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the amended provisions of Statement No. 133.  EITF 07-5, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in Statement No. 133.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in Statement No. 133 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach. The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million. Accordingly as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, a reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.  As of March 31, 2009, the Company computed the fair value of the warrant liability as $2.9 million, an increase of $0.8 million. The change in fair value from January 1, 2009 through March 31, 2009 of $0.8 million was recorded as other expense in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2009.  The Condensed Consolidated Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants Outstanding as of March 31, 2009	Exercise Price	Warrant Expiration Dates	Fair Value of Warrants at Issue Date (in thousands)	Fair Value of Warrants at January 1, 2009 (in thousands)	Fair Value of Warrants at March 31, 2009 (in thousands)

January 9, 2004	—	$0.35	January 8, 2009	$3,091	$15	$—
October 25, 2004	650,001	$2.50	April 25, 2010	4,738	19	25
July 23, 2007	5,390,712	$1.03	July 21, 2011	5,031	1,120	1,519
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,136	304	395
April 2, 2008	793,273	$1.13	April 2, 2013	561	224	279
December 22, 2008	1,875,467	$1.03	December 22, 2013	534	448	725
			Total Fair Value	$15,091	$2,130	$2,943

Additionally, under SFAS No. 128, “Earnings Per Share”, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  However, the participating convertible preferred stock is not required to absorb any net loss. The Company has Convertible Preferred Stock - Series B which participates in dividends with the Company’s common stock and therefore the Company should have calculated EPS using the two-class method. Certain unaudited condensed consolidated financial statements have been restated to reflect EPS calculated using the two-class method.
The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009:

Condensed Consolidated Balance Sheet	March 31, 2009	March 31, 2009
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$2,943
Total liabilities	$4,720	$7,663

Shareholders’ equity:
Additional paid-in capital	$205,086	$189,995
Accumulated deficit	$(200,778)	$(188,630)
Total shareholders’ equity	$4,323	$1,380

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2009
(in thousands except share and per share data)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(813)
Total other expense	$(174)	$(987)
Net income (loss)	$394	$(419)
Income (loss) per share, basic	$0.02	$(0.03)
Income (loss) per share, diluted	$0.02	$(0.03)

Weighted average number of shares outstanding:
Basic	15,860,517	15,860,517
Diluted	23,899,255	15,860,517

Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2009
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$394	$(419)
Change in fair value of warrant liability	$—	$813
Net cash provided by operating activities	$967	$967

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, condensed consolidated financial statements and related disclosures for the quarter ended March 31, 2009 for the following:

•
To correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

•
To correct an error in the calculation of earnings per share (“EPS”).  We issued Preferred Stock – Series B which participates in dividends with our common stock; as a result, we should have used the two-class method for calculating EPS.

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

Fair Value of Financial Instruments - Restated

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are stated at cost which approximates fair value due to the short-term nature of these instruments.   eMagin measures the fair value of our warrants based on the Monte Carlo Simulation approach.

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

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, income from the licensing of intangible assets and expense applicable to the change in fair value of the warrant liability.

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

Change in Fair Value of Warrant Liability.  In accordance with EITF 07-5, adopted January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at March 31, 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of approximately $813 thousand for the three months ended March 31, 2009.  This revaluation is a non-cash item and had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $2.4 million of cash and investments as compared to $2.5 million as of December 31, 2008.  The change in cash and investments was primarily due to cash provided by operations of approximately $1.0 million offset by cash used for financing and investing activities of approximately $1.1 million.

Cash flow provided by operating activities during the three months ended March 31, 2009 was approximately $1.0 million, attributable to our net loss of approximately $0.4 million offset by non-cash expenses of approximately $1.1 million and approximately $0.3 million from the change in operating assets and liabilities.  Cash flow used in operating activities during the three months ended March 31, 2008 was approximately $0.6 million attributable to our net loss of $2.7 million offset by non-cash expenses of $0.9 million and working capital items of $1.2 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Report, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were two general categories of material weaknesses (described below) in eMagin’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of March 31, 2009, management has concluded that our internal control over financial reporting was not effective as of March 31, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.   Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives.

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

Restatement of Condensed Consolidated Financial Statements

On August 10, 2011, the Audit Committee of the Board of Directors (“Audit Committee”) in consultation with the Company’s management concluded that the financial statements included in the Company’s Annual Reports issued on Form 10-K for the years ended December 31, 2009 and 2010 and quarterly reports issued on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2009; March 31, June 30, and September 30, 2010; and March 31, 2011 did not use the proper method to calculate earnings per share and as a result, should not be relied upon.  On August 15, 2011, after consulting with the Audit Committee on August 10, 2011 and with the Company’s auditors and former auditors, management concluded that the Company did not properly account for certain common stock warrants as liabilities and as a result, the financial statements, as mentioned above, should not be relied upon.  The Audit Committee authorized and directed Company’s management to restate its consolidated financial statements for the above mentioned periods.  As a result of a deficiency in our internal control over financial reporting relating to the accounting for common stock warrants, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective.

Remediation Plan

Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards.  Our enhancements included retaining a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance.  Additionally, we have improved training of accounting personnel and communication among our internal staff, our legal team and our consultant.  Management will continue to review and make necessary changes to the overall design of our internal control environment.

(b)  Changes in Internal Controls.  During the quarter ended March 31, 2009, other than mentioned above , there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of October 2011 .

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
(Chief Accounting Officer and Principal Financial Officer)