Form 10-Q/A
period 2009-06-30
EMAGIN CORP
filed 2011-10-11
CIK 1046995

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

eMagin Corporation
Form 10-Q/A
For the Quarter ended June 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended June 30, 2009, which was originally filed with the Securities and Exchange Commission on August 13, 2009 (the “Original 10-Q”).  This Amendment is being filed mainly to include restated condensed consolidated financial statements as described in Note 16, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

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

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the restatement as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

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

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2009 (unaudited) (Restated) See Note 16	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,894	$2,404
Investments – held to maturity	97	97
Accounts receivable, net	2,919	3,643
Inventory	2,561	2,374
Prepaid expenses and other current assets	837	796
Total current assets	9,308	9,314
Equipment, furniture and leasehold improvements, net	819	381
Intangible assets, net	45	47
Deferred financing costs, net	61	362
Total assets	$10,233	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$468	$1,026
Accrued compensation	865	837
Other accrued expenses	688	804
Advance payments	266	694
Deferred revenue	132	164
Debt	232	1,691
Warrant liability	70	—
Other current liabilities	955	798
Total current liabilities	3,676	6,014
Warrant liability	5,124	—
Total liabilities	$8,800	$6,014

Commitments and contingencies

Redeemable common stock: 522,500 redeemable shares	429	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:	—	—
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 15,669,635 shares as of June 30, 2009 and 15,213,959 as of December 31, 2008, net of redeemable common stock	16	15
Additional paid-in capital	190,530	204,818
Accumulated deficit	(189,542)	(201,172)
Total shareholders’ equity	1,004	3,661
Total liabilities and shareholders’ equity	$10,233	$10,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated) See Note 16	2008	2009 (Restated) See Note 16		2008
Revenue:

Product revenue	$4,944	$4,496		$9,300	$6,958
Contract revenue	908	1,123		1,696	1,326

Total revenue, net	5,852	5,619		10,996	8,284

Cost of goods sold:

Product revenue	1,565	2,437		3,822	4,618
Contract revenue	488	559		916	691

Total cost of goods sold	2,053	2,996		4,738	5,309

Gross profit	3,799	2,623		6,258	2,975

Operating expenses:

Research and development	392	634		754	1,308
Selling, general and administrative	1,941	1,697		3,470	3,504
Total operating expenses	2,333	2,331		4,224	4,812

Income (loss) from operations	1,466	292		2,034	(1,837)

Other expense:

Interest expense	(166)	(537)		(341)	(1,168)
Other income, net	39	123		40	209
Change in fair value of warrant liability	(2,251)	—		(3,064)	—
Total other expense	(2,378)	(414)		(3,365)	(959)

Net loss	$(912)	$(122)	$	(1,331)	$(2,796)

Loss per share, basic	$(0.06)	$(0.01)		$(0.08)	$(0.21)
Loss per share, diluted	$(0.06)	$(0.01)		$(0.08)	$(0.21)

Weighted average number of shares outstanding:

Basic	16,186,482	14,320,570		16,024,400	13,470,735
Diluted	16,186,482	14,320,570		16,024,400	13,470,735

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (Restated)	Accumulated Deficit (Restated)	Total Shareholders’ Equity (Restated)
	Shares	Amount	Shares	Amount	See Note 16	See Note 16	See Note 16
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Cumulative effect of change in accounting principle	—	—	—	—	(15,091)	12,961	(2,130)
Issuance of common stock for services	—	—	456	1	258	—	259
Stock-based compensation	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	(1,331)	(1,331)
Balance, June 30, 2009	6	$—	15,670	$16	$190,530	$(189,542)	$1,004

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2009 (Restated) See Note 16	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,331)	$(2,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46	129
Amortization of deferred financing and waiver fees	301	821
(Reduction of) increase in provision for sales returns and doubtful accounts	(452)	146
Stock-based compensation	545	607
Amortization of common stock issued for services	126	88
Change in the fair value of warrant liability	3,064	—
Amortization of discount on notes payable	—	25

Changes in operating assets and liabilities:
Accounts receivable	1,175	(1,364)
Inventory	(186)	89
Prepaid expenses and other current assets	92	214
Deferred revenue	(32)	(99)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(1,074)	539
Other current liabilities	120	(424)
Net cash provided by (used in) operating activities	2,394	(2,025)
Cash flows from investing activities:
Purchase of equipment	(482)	(236)
Net cash used in investing activities	(482)	(236)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	1,580
Proceeds from debt	—	1,700
Payments related to deferred financing costs	—	(9)
Payments of debt and capital leases	(1,422)	(685)
Net cash (used in) provided by financing activities	(1,422)	2,586
Net increase in cash and cash equivalents	490	325
Cash and cash equivalents beginning of period	2,404	713
Cash and cash equivalents end of period	$2,894	$1,038

Cash paid for interest	$54	$314
Cash paid for taxes	$35	$21
Common stock issued for services charged to prepaid expenses	$133	$202

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

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 to correct errors in the accounting for certain warrants as discussed in Note 16, “Restatement”.
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

Effective January 1, 2009, the Company adopted EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock”.  As a result, warrants issued with anti-dilution provisions for the holder are no longer considered indexed to the Company’s stock and must be accounted for as derivatives.  Upon adoption of this accounting guidance on January 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the outstanding warrants at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.  These warrants are reclassified as liabilities and recorded at estimated fair value at each reporting date using the Monte Carlo Simulation approach. Changes in the liability from period to period are recorded in the Condensed Consolidated Statements of Operations.

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

The Company recorded other expense of $2,251 thousand and $3,064 thousand, respectively, for the change in the fair value of the warrant liability during the three and six months ended June 30, 2009.

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at June 30, 2009 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of June 30, 2009	Level 1	Level 2	Level 3

Warrant liability, current	$70	$—	$—	$70
Warrant liability, long-term	$5,124	$—	$—	$5,124
Total Warrant liability	$5,194	$—	$—	$5,194
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2009	$2,130
Increase in fair value of warrants	3,079
Less: value of warrants expired	(15)
Balance as of June 30, 2009	$5,194
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

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	June 30, 2009	January 1, 2009
Risk-free interest rate	0.56% - 2.54%	0.11% - 1.55%
Expected volatility	97.3%	94.4%
Expected life ( in years)	0.75 – 4.50	0.02 - 5.0
Expected dividend yield	0%	0%

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

Note 5 :  Net Loss per Common Share  - Restated

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

In accordance with ASC 260, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  On December 22, 2008, the Company issued Convertible Preferred Stock – Series B which participates in dividends with the Company’s common stock and is therefore considered to be a participating security.   However, the participating convertible preferred stock is not required to absorb any net loss. Thus, the Company calculates EPS using the two-class method.  The Company does not intend to pay dividends on its common or preferred stock.
The Company uses the more dilutive method of calculating the diluted earnings per share, either the two class method or “if-converted” method.  Under the “if-converted” method, the convertible preferred stock is assumed to have been converted into common shares at the beginning of the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss allocated to common shares	$(912)	16,186,482	$(0.06)	$(122)	14,320,570	$(0.01)
Loss allocated to participating securities	$—			$—
Net loss	$(912)			$(122)
Diluted potential common shares		—			—
Diluted EPS
Net loss	$(912)	16,186,482	$(0.06)	$(122)	14,320,570	$(0.01)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss allocated to common shares	$(1,331)	16,024,400	$(0.08)	$(2,796)	13,470,735	$(0.21)
Loss allocated to participating securities	$—			$—
Net loss	$(1,331)			$(2,796)
Diluted potential common shares		—			—
Diluted EPS
Net loss	$(1,331)	16,024,400	$(0.08)	$(2,796)	13,470,735	$(0.21)

For the three and six months ended June 30, 2009, the Company has excluded options, warrants, redeemable common stock and convertible preferred stock to acquire 22,753,637 of its common stock since their effect would be anti-dilutive.  For the three and six months ended June 30, 2008, the Company has excluded options, warrants, and convertible notes outstanding to acquire 19,838,984 shares of its common stock since their effect would be anti-dilutive.

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

The Company’s line of credit with Moriah Capital, L.P. (“Moriah”) matured on August 7, 2009 and the Company repaid a total of approximately $232 thousand in principal and interest due on the line of credit.  The Company will not be renewing its loan agreement with Moriah.  See Note 15 :  Subsequent Events for information regarding the Company’s line of credit.  As of June 30, 2009, the Company was in compliance with the financial covenants of the loan agreement.

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

Note 14 :  Employment Agreements

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

Note 15 :  Subsequent Events

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

Note 16:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the amended provisions of ASC 815.  ASC 815, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach. The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million. Accordingly as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, a reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.  As of June 30, 2009, the Company computed the fair value of the warrant liability as $5.2 million, an increase of $3.1 million. The net change in fair value from January 1, 2009 through June 30, 2009 of $3.1 million was recorded as other expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.  The Condensed Consolidated Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants Outstanding as of June 30, 2009	Exercise Price	Warrant Expiration Dates	Fair Value of Warrants at Issue Date (in thousands)	Fair Value of Warrants at January 1, 2009 (in thousands)	Fair Value of Warrants at March 31, 2009 (in thousands)	Fair Value of Warrants at June 30, 2009 (in thousands)

January 9, 2004	—	$0.35	January 8, 2009	$3,091	$15	$—	$—
October 25, 2004	650,001	$2.50	April 25, 2010	4,738	19	25	70
July 23, 2007	5,390,712	$1.03	July 21, 2011	5,031	1,120	1,519	2,615
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,136	304	395	728
April 2, 2008	793,273	$1.13	April 2, 2013	561	224	279	571
December 22, 2008	1,875,467	$1.03	December 22, 2013	534	448	725	1,210
			Total Fair Value	$15,091	$2,130	$2,943	$5,194

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
The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009:

Condensed Consolidated Balance Sheet	June 30, 2009	June 30, 2009
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$70
Total current liabilities	3,606	3,676
Warrant liability	—	5,124
Total liabilities	$3,606	$8,800

Shareholders’ equity:
Additional paid-in capital	$205,621	$190,530
Accumulated deficit	(199,439)	(189,542)
Total shareholders’ equity	$6,198	$1,004

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(in thousands except share and per share data)	(As previously reported)	(As restated)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(2,251)	$—	$(3,064)
Total other expense	$(127)	$(2,378)	$(301)	$(3,365)
Net income (loss)	$1,339	$(912)	$1,733	$(1,331)
Income (loss) per share, basic	$0.08	$(0.06)	$0.11	$(0.08)
Income (loss) per share, diluted	$0.05	$(0.06)	$0.07	$(0.08)

Weighted average number of shares outstanding:
Basic	16,186,482	16,186,482	16,024,400	16,024,400
Diluted	24,606,945	16,186,482	24,326,249	16,024,400

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2009
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$1,733	$(1,331)
Change in fair value of warrant liability	—	3,064
Net cash provided by operating activities	$2,394	$2,394

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and result of operations, condensed consolidated financial statements and related disclosures for the quarter ended June 30, 2009 for the following:

●
To correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

●
To correct an error in the calculation of earnings per share (“EPS’).  We issued Preferred Stock – Series B which participates in dividends with our common stock; as a result, we should have used the two-class method for calculating EPS.

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

The gross profit for the three and six months ended June 30, 2009 was approximately $3.8 million and $6.3 million as compared to approximately $2.6 million and $3.0 million for the three and six months ended June 30, 2008, an increase of $1.2 million and $3.3 million, respectively.  Gross margin was 65% for the three months ended June 30, 2009 up from 47% for the three months ended June 30, 2008.  Gross margin was 57% for the six months ended June 30, 2009 up from 36% for the six months ended June 30, 2008.  The increase was mainly attributed to the fuller utilization of our fixed production overhead due to improved yields, increased display production output, and a reduction in royalty expense.  See Note 12 of the Condensed Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty payments.

The product gross profit for the three and six months ended June 30, 2009 was approximately $3.4 million and $5.5 million as compared to approximately $2.1 million and $2.3 million for the three and six months ended June 30, 2008, an increase of $1.3 million and $3.1 million, respectively.  Product gross margin was 68% for the three months ended June 30, 2009 up from 46% for the three months ended June 30, 2008.  Product gross margin was 59% for the six months ended June 30, 2009 up from 34% for the six months ended June 30, 2008.  The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields, increased display production output, and a reduction in royalty expense. See Note 12 of the Condensed Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty payments.

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

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, income from the licensing of intangible assets, and expense applicable to the change in fair value of the warrant liability .

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

Change in Fair Value of Warrant Liability.  In accordance with EITF 07-5, adopted January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at June 30, 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of $2.3 million and $3.1 million, respectively, for the three and six months ended June 30, 2009.  This revaluation is a non-cash item and had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $2.9 million of cash and investments as compared to $2.4 million as of December 31, 2008.  The change in cash and investments was primarily due to cash provided by operations of approximately $2.4 million offset by cash used for financing and investing activities of approximately $1.9 million.

Cash flow provided by operating activities during the six months ended June 30, 2009 was approximately $2.4 million, attributable to our net loss of approximately $ 1.3 million offset by non-cash expenses of $ 3.6 million and approximately $0. 1 million from the change in operating assets and liabilities. Cash flow used in operating activities during the six months ended June 30, 2008 was approximately $2.0 million primarily attributable to our net loss of $2.8 million and an increase in accounts receivable of $1.4 million offset by non-cash expenses of $1.8 million.

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

(b) Changes in Internal Controls.  During the quarter ended June 30, 2009, other than mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
( Principal Executive Officer )

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
(Chief Accounting Officer and Principal Financial Officer)