Form 10-Q/A
period 2009-09-30
EMAGIN CORP
filed 2011-10-11
CIK 1046995

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

eMagin Corporation
Form 10-Q/A
For the Quarter ended September 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission on November 12, 2009 (the “Original 10-Q”). This Amendment is being filed mainly to include restated condensed consolidated financial statements as described in Note 14, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

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

●
Adoption of the two-class method for Earnings Per Share (“EPS”) calculation under ASC 260, “Earnings Per Share” (“ASC 260”).  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security.  Under the two-class method, securities that participate in dividends, such as the Company’s Series B Convertible Preferred stock, are considered ‘participating securities.” The restated financial statements reflect the restated basic and diluted earnings per share, as applicable and weighted average shares outstanding calculations.

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

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2009 (Restated) See Note 14 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,709	$2,404
Investments – held to maturity	97	97
Accounts receivable, net	4,111	3,643
Inventory	2,065	2,374
Prepaid expenses and other current assets	885	796
Total current assets	10,867	9,314
Equipment, furniture and leasehold improvements, net	811	381
Intangible assets, net	44	47
Other assets	92	—
Deferred financing costs, net	—	362
Total assets	$11,814	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$728	$1,026
Accrued compensation	807	837
Other accrued expenses	985	804
Advance payments	116	694
Deferred revenue	220	164
Debt	—	1,691
Warrant liability	80	—
Other current liabilities	715	798
Total current liabilities	3,651	6,014
Warrant liability	6,644	—
Total liabilities	10,295	6,014

Commitments and contingencies

Redeemable common stock: 522,500 redeemable shares as of December 31, 2008	—	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:	—	—
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued and outstanding at September 30, 2009 and December 31, 2008.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 16,961,902 shares as of September 30, 2009 and 15,213,959 as of
December 31, 2008, net of redeemable common stock	17	15
Additional paid-in capital	193,169	204,818
Accumulated deficit	(191,667)	(201,172)
Total shareholders’ equity	1,519	3,661
Total liabilities and shareholders’ equity	$11,814	$10,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Restated) See Note 14	2008	2009 (Restated) See Note 14	2008
Revenue:

Product	$5,260	$4,181	$14,560	$11,139
Contract	847	1,004	2,543	2,330

Total revenue, net	6,107	5,185	17,103	13,469

Cost of goods sold:

Product	1,996	2,412	5,817	7,030
Contract	611	389	1,528	1,080

Total cost of goods sold	2,607	2,801	7,345	8,110

Gross profit	3,500	2,384	9,758	5,359

Operating expenses:

Research and development	463	306	1,376	1,614
Selling, general and administrative	1,772	1,293	5,083	4,797
Total operating expenses	2,235	1,599	6,459	6,411

Income (loss) from operations	1,265	785	3,299	(1,052)

Other expense:

Interest expense	(76)	(508)	(417)	(1,677)
Other income, net	1	84	41	294
Change in fair value of warrant liability	(3,315)	—	(6,379)	—
Total other expense	(3,390)	(424)	(6,755)	(1,383)

Net (loss) income	$(2,125)	$361	$(3,456)	$(2,435)

(Loss) income per share, basic	$(0.13)	$0.02	$(0.21)	$(0.18)
(Loss) income per share, diluted	$(0.13)	$0.02	$(0.21)	$(0.18)

Weighted average number of shares outstanding:

Basic	16,513,101	14,617,235	16,133,646	13,854,860
Diluted	16,513,101	23,430,416	16,133,646	13,854,860

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital (Restated)	Accumulated Deficit (Restated)	Total Shareholders’ Equity (Restated)
	Shares	Amount	Shares	Amount	See Note 14	See Note 14	See Note 14
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Cumulative effect of change in accounting principle	—	—	—	—	(15,091)	12,961	(2,130)

Fair value of warrants reclassified from liability to equity upon exercise	—	—	—	—	1,785		1,785

Issuance of common stock for services	—	—	499	—	304	—	304

Expiration of put options	—	—	522	1	428	—	429

Exercise of common stock warrants	—	—	727	1	(1)	—	—

Stock-based compensation	—	—	—	—	926	—	926

Net loss	—	—	—	—	—	(3,456)	(3,456)

Balance, September 30, 2009 (unaudited)	6	$—	16,962	$17	$193,169	$(191,667)	$1,519

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009 (Restated) See Note 14	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,456)	$(2,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65	183
Amortization of deferred financing and waiver fees	362	1,152
(Reduction of) increase in provision for sales returns and doubtful accounts	(423)	241
Stock-based compensation	926	845
Amortization of common stock issued for services	178	88
Amortization of discount on notes payable	—	25
Change in the fair value of warrant liability	6,379	—
Changes in operating assets and liabilities:
Accounts receivable	(45)	(1,860)
Inventory	309	(163)
Prepaid expenses and other current assets	(54)	254
Deferred revenue	56	(54)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(725)	94
Other current liabilities	(121)	(277)
Net cash provided by (used in) operating activities	3,451	(1,908)
Cash flows from investing activities:
Purchase of equipment	(492)	(236)
Net cash used in investing activities	(492)	(236)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	1,580
Proceeds from debt	—	1,934
Payments related to deferred financing costs	—	(117)
Payments of debt and capital leases	(1,654)	(694)
Net cash (used in) provided by financing activities	(1,654)	2,703
Net increase in cash and cash equivalents	1,305	559
Cash and cash equivalents beginning of period	2,404	713
Cash and cash equivalents end of period	$3,709	$1,272

Cash paid for interest	$67	$524
Cash paid for taxes	$46	$31
Common stock issued for services charged to prepaid expenses	$126	$202
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

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 to correct errors in the accounting for certain warrants  as discussed in Note 14, “Restatement”.

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

Effective January 1, 2009, the Company adopted ASC 815, “Derivatives and Hedging – Contracts in Entity’s Own Equity”.  As a result, warrants issued with anti-dilution provisions for the holder are no longer considered indexed to the Company’s stock and must be accounted for as derivatives.  Upon adoption of this accounting guidance, on January 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the outstanding warrants at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.  These warrants are reclassified as liabilities and recorded at estimated fair value at each reporting date using the Monte Carlo Simulation approach. Changes in the liability from period to period are recorded in the Condensed Consolidated Statements of Operations.

The Company has recorded the change in fair value of the warrant liability as a component of other income and expense on the Condensed Consolidated Statements of Operations as the Company believes the amounts recorded relate to financing activities and not as a result of its operations.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of ASC 815 as of January 1, 2009 (in thousands):

	Additional Paid-In Capital	Warrant Liability	Accumulated Deficit
Grant date fair value of Warrants	$(15,091)	$15,091	$
Change in fair value of Warrants outstanding through January 1, 2009		(12,961)		12,961
Cumulative effect of change in accounting principle	$(15,091)	$2,130		$12,961

The Company recorded other expense of $3,315 thousand and $6,379 thousand, respectively, for the change in the fair value of the warrant liability during the three and nine months ended September 30, 2009.

Note 3:  Fair Value Measurement

The Company measures fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.
Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3 – valuations derived from valuation techniques in which one or more significant inputs are not readily observable.

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at September 30, 2009 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of September 30, 2009	Level 1	Level 2	Level 3

Warrant liability, current	$80	$—	$—	$80
Warrant liability, long-term	$6,644	$—	$—	$6,644
Total Warrant liability	$6,724	$—	$—	$6,724
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2009	$2,130
Increase in fair value of warrants	6,394
Less: value of warrants expired	(15)
Less: value of warrants exercised	(1,785)
Balance as of September 30, 2009	$6,724

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

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.  The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:
	September 30, 2009	January 1, 2009
Risk-free interest rate	0.18% - 2.31%	0.11% - 1.55%
Expected volatility	75.2% - 97.5%	94.4%
Expected life ( in years)	0.50 – 4.25	0.02 - 5.0
Expected dividend yield	0%	0%

Note 4 :  Receivables

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

Note 5 :  Net (Loss) Income per Common Share - Restated

Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income allocated to common shares	$(2,125)	16,513,101	$(0.13)	$361	14,617,235	$0.02
(Loss) income allocated to participating securities	$—			$—
Net (loss) income	$(2,125)			$361
Diluted potential common shares		—			8,813,181
Diluted EPS
Adjustment for interest expense on convertible notes, net of taxes	—			121
Net (loss) income	$(2,125)	16,513,101	$(0.13)	$482	23,430,416	$0.02

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss allocated to common shares	$(3,456)	16,133,646	$(0.21)	$(2,435)	13,854,860	$(0.18	)0)
Loss allocated to participating securities	—			—
Net loss	$(3,456)			$(2,435)
Diluted potential common shares		—			—
Diluted EPS
Adjustment for interest expense on convertible notes, net of taxes	—			—
Net loss	$(3,456)	16,133,646	$(0.21)	$(2,435)	13,854,860	$(0.18)

For the three and nine months ended September 30, 2009, the Company has excluded options, warrants and convertible preferred stock to acquire 19,742,737 of its common stock since their effect would be anti-dilutive.   For the three and nine months ended September 30, 2008, there were stock options, warrants and convertible notes outstanding to acquire 10,901,343 and 20,376,584 shares, respectively, of the Company’s common stock which were excluded from the computation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, the Company also excluded 360,000 and 522,500 redeemable shares, respectively as their effect would be anti-dilutive.  The convertible notes are included in the calculation of diluted earnings per share as all shares are assumed converted.

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

Note 9 :  Stock-based Compensation

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

Note 11 :  Income Taxes

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

Note 13 :  Subsequent Events

In preparing the Company’s financial statements, the Company evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

Note 14:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach. The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million.   Accordingly, the Company recorded a warrant liability of $2.1 million, a reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.  As of September 30, 2009, the Company computed the fair value of the warrant liability as $6.7 million, an increase of $4.6 million.  The change in the warrant liability of $4.6 million was comprised of the change in the fair value of the warrants of $6.4 million offset by the fair value of the expired warrants of $0.02 million and the fair value of the exercised warrants of $1.8 million.  For the nine months ended September 30, 2009, the Company recorded other expense in the Condensed Consolidated Statements of Operations of $6.4 million, the change in fair value of the warrant liability net of the fair value of expired warrants. The Condensed Consolidated Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants Outstanding as of September 30, 2009	Exercise Price	Warrant Expiration Dates	Fair Value of Warrants at Issue Date (in thousands)	Fair Value of Warrants at January 1, 2009 (in thousands)	Fair Value of Warrants at June 30, 2009 (in thousands)	Fair Value of Warrants at September 30, 2009 (in thousands)

January 9, 2004	—	$0.35	January 8, 2009	$3,091	$15	$—	$—
October 25, 2004	650,001	$2.50	April 25, 2010	4,738	19	70	80
July 23, 2007	2,490,712	$1.03	July 21, 2011	5,031	1,120	2,615	2,207
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,136	304	728	1,208
April 2, 2008	793,273	$1.13	April 2, 2013	561	224	571	954
December 22, 2008	1,875,467	$1.03	December 22, 2013	534	448	1,210	2,275
			Total Fair Value	$15,091	$2,130	$5,194	$6,724

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2009			$2,130
Change in fair value of warrants			828
Fair value of warrants expired	107,052 shares	January 9, 2004	(15)
Balance as of March 31, 2009			$2,943
Change in fair value of warrants			2,251
Balance as of June 30, 2009			$5,194
Change in fair value of warrants			3,315
Fair value of warrants exercised	2,900,000 shares	July 23, 2007	(1,785)
Balance as of September 30, 2009			$6,724

Additionally, under ASC 260, “Earnings Per Share”, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  However, the participating convertible preferred stock is not required to absorb any net loss. The Company has Convertible Preferred Stock - Series B which participates in dividends with the Company’s common stock and therefore the Company should have calculated EPS using the two-class method. Certain unaudited condensed consolidated financial statements have been restated to reflect EPS calculated using the two-class method.

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009:

Condensed Consolidated Balance Sheet	September 30, 2009	September 30, 2009
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$80
Total current liabilities	3,571	3,651
Warrant liability	—	6,644
Total liabilities	$3,571	$10,295

Shareholders’ equity:
Additional paid-in capital	$206,475	$193,169
Accumulated deficit	(198,249)	(191,667)
Total shareholders’ equity	$8,243	$1,519

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(in thousands except share and per share data)	(As previously reported)	(As restated)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(3,315)	$—	$(6,379)
Total other expense	$(75)	$(3,390)	$(376)	$(6,755)
Net income (loss)	$1,190	$(2,125)	$2,923	$(3,456)
Income (loss) per share, basic	$0.07	$(0.13)	$0.18	$(0.21)
Income (loss) per share, diluted	$0.04	$(0.13)	$0.12	$(0.21)

Weighted average number of shares outstanding:
Basic	16,513,101	16,513,101	16,133,646	16,133,646
Diluted	26,592,267	16,513,101	24,471,486	16,133,646

Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2009
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$2,923	$(3,456)
Change in fair value of warrant liability	—	6,379
Net cash provided by operating activities	$3,451	$3,451

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, condensed consolidated financial statements and related disclosures for the quarter ended September 30, 2009 for the following:

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

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at September 30, 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of $3.3 million and $6.4 million, respectively, for the three and nine months ended September 30, 2009.  This revaluation is a non-cash item and had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $3.7 million of cash and cash equivalents as compared to $2.4 million as of December 31, 2008.  The change in cash and investments was primarily due to cash provided by operations of approximately $3.5 million offset by cash used for financing and investing activities of approximately $2.2 million.

Cash flow provided by operating activities during the nine months ended September 30, 2009 was approximately $3.5 million, attributable to our net loss of approximately $ 3.5 million, change in operating assets and liabilities of $0.6 million offset by non-cash expenses of $ 7.6 million. Cash flow used in operating activities during the nine months ended September 30, 2008 was approximately $1.9 million primarily attributable to our net loss of $2.4 million and an increase in accounts receivable of $1.9 million offset by non-cash expenses of $2.5 million.

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