Form 10-K/A
period 2009-12-31
EMAGIN CORP
filed 2011-10-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE – None

eMAGIN CORPORATION

FORM 10-K /A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2009  which was originally filed with the Securities and Exchange Commission on March 25, 2010 (the “Original 10-K”).  This amendment is being filed mainly to include restated consolidated financial statements as described in Note 18, Restatement, of the Notes to the Consolidated Financial Statements.   The consolidated financial statements are being restated to correct accounting errors as follows:

●
Adoption of certain provisions of Accounting Standards Codification (“ASC”) 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”) (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”).  ASC 815 became effective January 1, 2009.  The anti-dilution features in certain outstanding warrants (“Warrants”) of the Company require these Warrants to be accounted for as liabilities and measured at fair value.  The restated consolidated financial statements reflect the reclassification of the Warrants from shareholders’ equity to warrant liability, the cumulative effect adjustment to the opening balance of accumulated deficit and record changes in the fair value of the warrant liability in the consolidated statements of operations.

●
Adoption of the two-class method for Earnings Per Share (“EPS”) calculation under ASC 260, “Earnings Per Share” (“ASC 260”).  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security.  Under the two-class method, securities that participate in dividends, such as the Company’s Series B Convertible Preferred stock, are considered ‘participating securities.”  The restated financial statements reflect the restated basic and diluted earnings per share, as applicable, and weighted average shares outstanding calculations.

The following sections of this Form 10-K/A have been amended to reflect the restatement:

Part I – Item 1A – Risk Factors
Part II – Item 6 – Selected Financial Data
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Result of Operations
Part II – Item 8 – Financial Statements and Notes to the Consolidated Financial Statements
Part II – Item 9A – Controls and Procedures

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the restatement as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

We believe that our AMOLED technology provides significant advantages over other microdisplay technologies in our targeted microdisplay markets. We believe these key advantages include:

●	Low power consumption for improved battery life and longer system life;
●	High-speed performance resulting in clear video images;
●	Wide angle light emission resulting in large apparent screen size;
●	Wide operating temperature range;
●	Good environmental stability (vibration and humidity);
●	Low manufacturing cost; and
●	Low cost system solutions.

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

Night Vision/Thermal Imaging. Night Vision Goggles allow the user to see in low light conditions. The most modern versions usually include two different technologies: infrared/thermal, and image intensification. Third and fourth generation military devices usually use some combination of the two modes. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat-related problems. Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.  Our OLED microdisplays are typically targeted to uncooled systems, as opposed to systems that require external cooling in order to increase their sensitivity.  Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly in these small hand-held non-cooled systems. Fielded products incorporating eMagin OLED microdisplays include Northrop Grumman’s Lightweight Laser Designator Rangefinders (LLDR), Thales SOPHIE handheld thermal imagers, and Thales MINIE™, LUCIE™, and MONIE™ night vision goggles.

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

●
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

●
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

●
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

●
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

Our intellectual property covers a wide range of materials, device structures, processes, and fabrication techniques, primarily concentrated in the following areas:

●	OLED Materials, Structures, and Processes;
●	Display Color Processing and Sealing;
●	Active Matrix Circuit Methodologies and Designs;
●	Lenses and Tracking (Eye and Head);
●	Ergonomics and Industrial Design;
●	Wearable Computer Interface Methodology; and
●	Legacy Field Emission and General Display Technologies.

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

Our accumulated deficit is approximately $190 million as of December 31, 2009.     We have not achieved profitability on a full year basis.  We had one profitable quarter in 2009.   We can give no assurances that we will continue to be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

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

In addition to the variability resulting from the short-term nature of commitments from our customers, other factors contribute to significant periodic quarterly fluctuations in results of operations. These factors include, but are not limited to, the following:

●	the receipt and timing of orders and the timing of delivery of orders;
●	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;
●	the volume of orders relative to our manufacturing capacity;
●	product introductions and market acceptance of new products or new generations of products;
●	changes in cost and availability of labor and components;
●	product mix;
●	variation in operating expenses; regulatory requirements, foreign currency fluctuations and changes in duties and tariffs;
●	pricing and availability of competitive products and services; and
●	changes, whether or not anticipated, in economic conditions.

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

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

●	variability in our process repeatability and control;
●	contamination of the manufacturing environment or equipment;
●	equipment failure, power outages, or variations in the manufacturing process;
●	lack of consistency and adequate quality and quantity of piece parts and other raw materials;
●	defects in packaging either within or without our control; and
●	any transitions or changes in our production process, planned or unplanned.

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

We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following:

●	our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;
●	our ability to address the needs of our customers and the quality of our customer services;
●	the quality, performance, reliability, features, ease of use and pricing of our products;
●	successful expansion of our manufacturing capabilities;
●	our efficiency of production, and ability to manufacture and ship products on time;
●	the rate at which original equipment manufacturing customers incorporate our product solutions into their own products;
●	the market acceptance of our customers' products; and
●	product or technology introductions by our competitors.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-efficient manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Some or all of those technologies or products may not successfully make the transition from the research and development lab. Even when we successfully complete a research and development effort with respect to a particular product or technology, it may fail to gain market acceptance.  The successful development and introduction of these products depends on a number of factors, including the following:

●	achievement of technology breakthroughs required to make commercially viable devices;
●	the accuracy of our predictions of market requirements;
●	acceptance of our new product designs;
●	acceptance of new technology in certain markets;
●	the availability of qualified research and development and product development personnel;
●	our timely completion of product designs and development;
●	our ability and available resources to expand sales;
●	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;
●	our customers’ ability to develop competitive products incorporating our products; and
●	acceptance of our customers’ products by the market.

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

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from $0.35 to $1.95 and decreased to a low of $0.35 on March 2, 2009. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

●	variations in our operating results and financial conditions;
●	actual or anticipated announcements of technical innovations, new product developments, or design wins by us or our competitors;
●	general conditions in the semiconductor and flat panel display industries; and
●	worldwide economic and financial conditions.

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. The broad market fluctuations and other factors may continue to adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 5,100 square feet.  The lease expires in 2014.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 37,000 square feet from IBM.  The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and administrative functions. The lease expires in 2014.  We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces under acceptable terms. See Note 13 to the Consolidated Financial Statements for more information about lease commitments.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2009 (Restated), 2008, and 2007 and the balance sheet data at December 31, 2009 (Restated) and 2008 are derived from our audited financial statements which are included elsewhere in this Form 10-K /A .  The consolidated statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited financial statements which are not included in this Form 10-K /A .   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2009 (Restated)	2008	2007		2006	2005
	(In thousands, except per share data)

Revenue	$23,822	$18,739	$17,554		$8,169	$3,745
Cost of goods sold	10,175	10,673	12,628		11,359	10,219
Gross profit (loss)	13,647	8,066	4,926		(3,190)	(6,474)
Operating expenses:
Research and development	1,996	2,081	2,949		4,406	4,020
Selling, general and administrative	6,900	6,254	6,591		8,860	6,316
Total operating expenses	8,896	8,335	9,540		13,266	10,336
Income (loss) from operations	4,751	(269)	(4,614)		(16,456)	(16,810)
Other (expense) income, net	(6,932)	(1,590)	(13,874	) )	1,190	282
Net loss prior to income tax provision	(2,181)	(1,859)	(18,488)		(15,266)	(16,528)
Net loss	$(2,271)	$(1,859)	$(18,488)		$(15,266)	$(16,528)

Loss per share, basic	$(0.14)	$(0.13)	$(1.59)		$(1.52)	$(1.94)
Loss per share, diluted	$(0.14)	$(0.13)	$(1.59)		$(1.52)	$(1.94)

Shares used in calculation of loss per share:
Basic	16,344	14,175	11,633		10,058	8,541
Diluted	16,344	14,175	11,633		10,058	8,541

Consolidated Balance Sheet Data:
(in thousands)
	December 31,
	2009 (Restated )	2008	2007	2006	2005
Cash and cash equivalents	$5,295	$2,404	$713	$1,415	$6,727
Working capital (deficit)	$8,581	$3,300	$(4,708)	$(305)	$8,868
Total assets	$13,980	$10,104	$6,648	$7,005	$14,142
Long-term obligations	$6,844	$—	$60	$2,229	$56
Total shareholders’ equity (capital deficit)	$2,893	$3,661	$(4,170)	$(1,164)	$10,401

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

Restatement of Previously Issued Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, consolidated financial statements and related disclosures for the year ended December 31, 2009 for the following:

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

Fair Value of Financial Instruments - Restated

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, accounts payable and debt are stated at cost which approximates fair value due to the short-term nature of these instruments.   The Company measures the fair value of our warrants based on the Monte Carlo Simulation approach.

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

	As a Percentage of Total Revenue Year Ended December 31,
	2009 (Restated)	2008	2007
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	43	57	72
Gross profit	57	43	28
Operating expenses:
Research and development	8	11	17
Selling, general and administrative	29	33	38
Total operating expenses	37	44	55
Income (loss) from operations	20	(1)	(27)
Other expense	(29)	(9)	(78)
Loss before provision for income taxes	(9)	(10)	(105
Provision for income taxes	—	—	—
Net loss	(9)%	(10)%	(105)%

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

The product gross profit for the year ended December 31, 2009 was approximately $11.9 million as compared to approximately $6.6 million for the year ended December 31, 2008, an increase of $5.3 million.  Product gross margin was 60% for the year ended December 31, 2009 up from 42% for the year ended December 31, 2008.   The increase was attributed to the fuller utilization of our fixed production overhead due to improved yields and a reduction in royalty expense. See Note 13 of the Consolidated Financial Statements - Commitments and Contingencies for further discussion on the royalty expense.

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

Other income for the year ended December 31, 2009 was approximately $67 thousand as compared to approximately $400 thousand for the year ended December 31, 2008.  The other income for the year ended December 31, 2009 was interest income of approximately $6 thousand; approximately $4 thousand of miscellaneous income; and approximately $57 thousand for a settlement of a liability.  Other income for the year ended December 31, 2008 was interest income of approximately $11 thousand; approximately $18 thousand of income from equipment salvage; gain on the license of intangibles of approximately $557 thousand (see Note 13 of the Consolidated Financial Statements - Commitments and Contingencies); and offset by approximately $186 thousand of liquidated damages expense related to registration payment arrangements.

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at December 31, 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of $6.5 million for the year ended December 31, 2009.  This revaluation is a non-cash item and had no impact on our cash balances, operations, or operating income.

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

Other income for the year ended December 31, 2008 was approximately $400 thousand which consisted of interest income of approximately $11 thousand;  approximately $18 thousand of income from equipment salvage; gain on the license of intangibles of $557 thousand; and offset by approximately $186 thousand of liquidated damages expense related to registration payment arrangements as compared to approximately $815 thousand for the year ended December 31, 2007 which consisted of interest income of approximately $43 thousand, a gain on the license of intangible assets of $869 thousand, offset by a write-off of a miscellaneous receivable of $103 thousand, and other income of $7 thousand.  See Note 13 to the Consolidated Financial Statements - Commitments and Contingencies.

Liquidity and Capital Resources

As of December 31, 2009, we had approximately $5.3 million of cash as compared to approximately $2.4 million as of December 31, 2008.  The increase of approximately $2.9 million was due to cash provided by operations of approximately $5.3 million offset by cash used for financing and investing activities of approximately $2.4 million.

For the year ended December 31, 2009, net cash provided by operating activities was approximately $5.3 million, attributable to our net loss of approximately $ 2.3 million and approximately $0.5 million from the change in operating assets and liabilities and offset by non-cash expenses of approximately $8.1 million.  Net cash provided by operating activities for the year ended December 31, 2008 was approximately $138 thousand, attributable to improved net loss of approximately $1.9 million, approximately $1.1 million from the change in operating assets and liabilities and offset by non cash expenses of approximately $3.0 million.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements as of and for the year ended December 31, 2009 have been restated to classify certain warrants as liabilities and to reflect the change in fair value of these warrants in the statement of operations, as more fully described in Note 18 to the financial statements.

EisnerAmper LLP

New York, New York
October 6, 2011

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009 ( Restated) See Note 18	2008
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,295	$2,404
Investments – held to maturity	100	97
Accounts receivable, net	4,563	3,643
Inventory	2,179	2,374
Prepaid expenses and other current assets	687	796
Total current assets	12,824	9,314
Equipment, furniture and leasehold improvements, net	1,021	381
Intangible assets, net	43	47
Other assets	92	—
Deferred financing costs, net	—	362
Total assets	$13,980	$10,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,122	$1,026
Accrued compensation	956	837
Other accrued expenses	791	804
Advance payments	211	694
Deferred revenue	238	164
Current portion of debt	—	1,691
Warrant liability	34	—
Other current liabilities	891	798
Total current liabilities	4,243	6,014
Warrant liability	6,844	—
Total liabilities	11,087	6,014

Commitments and contingencies (Note 13 )

Redeemable common stock: 522,500 shares redeemable as of December 31, 2008	—	429

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 16,967,244 shares in 2009 and 15,213,959 shares, net of redeemable common stock, in 2008	17	15
Additional paid in capital	193,358	204,818
Accumulated deficit	(190,482)	(201,172)
Total shareholders’ equity	2,893	3,661
Total liabilities and shareholders’ equity	$13,980	$10,104

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009 (Restated) See Note 18	2008	2007
	(In thousands, except per share data)
Revenue:
Product	$19,775	$15,730	$16,169
Contract	4,047	3,009	1,385
Total revenue, net	23,822	18,739	17,554
Cost of goods sold:
Product	7,865	9,086	11,889
Contract	2,310	1,587	739
Cost of goods sold	10,175	10,673	12,628
Gross profit	13,647	8,066	4,926
Operating expenses:
Research and development	1,996	2,081	2,949
Selling, general and administrative	6,900	6,254	6,591
Total operating expenses	8,896	8,335	9,540
Income (loss) from operations	4,751	(269)	(4,614)
Other expense:
Interest expense	(466)	(1,990)	(3,087)
Loss on extinguishment of debt	—	—	(10,749)
Loss on warrant derivative liability	—	—	(853)
Change in the fair value of warrant liability	(6,533)	—	—
Other income, net	67	400	815
Total other expense, net	(6,932)	(1,590)	(13,874)
Loss before provision for income taxes	(2,181)	(1,859)	$(18,488)
Provision for income taxes	90	—	—
Net loss	$(2,271)	$(1,859)	$(18,488)

Loss per common share, basic	$(0.14)	$(0.13)	$(1.59)
Loss per common share, diluted	$(0.14)	$(0.13)	$(1.59)

Weighted average number of shares outstanding:
Basic	16,344	14,175	11,633
Diluted	16,344	14,175	11,633

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital (Restated) See Note 18	Accumulated Deficit (Restated) See Note 18	Total Shareholders’ Equity (Capital Deficit) (Restated) See Note 18
Balance, December 31, 2006	—	$—	10,341	$10	179,651	$(180,825)	$(1,164)

Debt conversion	—	—	797	1	310	—	311
Issuance of common stock for services	—	—	1,310	1	1,129	—	1,130
Exercise of common stock warrants	—	—	10	—	3	—	3
Stock-based compensation	—	—	—	—	1,652	—	1,652
Expiration of derivative liability- warrants	—	—	—	—	2,653	—	2,653
Beneficial conversion premium	—	—	—	—	5,078	—	5,078
Fair value of warrants issued	—	—	—	—	4,655	—	4,655
Net loss	—	—	—	—		(18,488)	(18,488)
Balance, December 31, 2007	—	$—	12,458	$12	$195,131	$(199,313)	$(4,170)

Sale of preferred stock, net of issuance costs	4	—	—	—	3,933	—	3,933
Sale of common stock, net of issuance costs	—	—	1,587	2	1,578	—	1,580
Debt conversion	2	—	718	1	1,956	—	1,957
Issuance of common stock for services	—	—	326	—	303	—	303
Stock-based compensation	—	—	—	—	928	—	928
Put option waiver	—	—	125		150	—	150
Fair value of warrants issued	—	—	—	—	883	—	883
Deemed dividend, put option	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(1,859)	(1,859)
Balance, December 31, 2008	6	$—	15,214	$15	$204,818	$(201,172)	$3,661

Cumulative effect of change in accounting principle	—	—	—	—	(15,091)	12,961	(2,130)
Fair value of warrants reclassified from liability to equity upon exercise	—	—	—	—	1,785	—	1,785
Issuance of common stock for services	—	—	499	—	304	—	304
Expiration of put options	—	—	522	1	428	—	429
Exercise of common stock warrants	—	—	727	1	(1)	—	—
Exercise of common stock options	—	—	5	—	5	—	5
Stock-based compensation	—	—	—	—	1,110	—	1,110
Net loss	—	—	—	—	—	(2,271)	(2,271)
Balance, December 31, 2009	6	$—	16,967	$17	$193,358	$(190,482)	$2,893

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009 (Restated) See Note 18	2008	2007
	(In thousands except share data)
Cash flows from operating activities:
Net loss	$(2,271)	$(1,859)	$(18,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82	223	392
Amortization of deferred financing and waiver fees	362	1,295	418
(Reduction) increase of provision for sales returns and doubtful accounts	(273)	499	(79)
Stock based compensation	1,110	928	1,652
Amortization of common stock issued for services	233	95	1,130
Amortization of discount on notes payable	—	25	1,925
Loss on warrant derivative liability	—	—	853
Loss on extinguishment of debt	—	—	10,749
Gain on settlement	(38)	—	—
Change in the fair value of warrant liability	6,533	—	—
Write-off of miscellaneous receivable	—	—	103
Changes in operating assets and liabilities:
Accounts receivable	(647)	(1,759)	(1,390)
Inventory	195	(559)	670
Prepaid expenses and other current assets	5	399	1
Advance payments	(483)	659	(409)
Deferred revenue	74	(15)	53
Accounts payable, accrued compensation, and accrued expenses	285	429	(381)
Other current liabilities	93	(222)	858
Net cash provided by (used in) operating activities	5,260	138	(1,943)
Cash flows from investing activities:
Purchase of equipment	(718)	(308)	(16)
Proceeds from maturity of (purchase of) investments – held to maturity	(3)	(3)	77
Net cash (used in) provided by investing activities	(721)	(311)	61
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—	3,933	—
Proceeds from sale of common stock, net of issuance costs	—	1,580	—
Proceeds from exercise of stock options and warrants	5	—	3
Borrowings from line of credit	—	1,934	1,108
Proceeds from long-term debt	—	—	500
Payments related to deferred financing costs	—	(117)	(368)
Payments of debt and capitalized lease obligations	(1,653)	(5,466)	(63)
Net cash (used in) provided by financing activities	(1,648)	1,864	1,180
Net increase (decrease) in cash and cash equivalents	2,891	1,691	(702)
Cash and cash equivalents, beginning of year	2,404	713	1,415
Cash and cash equivalents, end of year	$5,295	$2,404	$713

Cash paid for interest	$107	$702	$426
Cash paid for taxes	$138	$44	$78
Supplemental non-cash transactions:
Issuance of common stock for services charged to prepaid expenses	$304	$202	$—
Issuance of 726,910 shares of common stock for cashless exercise of 2.9 million warrants	$—	$—	$—
Conversion of debt to common stock	$—	$251	$311
Conversion of debt to convertible preferred stock – series B	$—	$1,706	$—
Issuance of 485,000 and 162,500 shares of common stock for deferred financing costs in 2008 and 2007, respectively.	$—	$340	$195
Issuance of 1,120,000 shares of common stock underlying warrants for deferred financing costs in 2008.	$—	$715	$—

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

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

In this Amended 10-K, the Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 to correct errors in the accounting for certain warrants as discussed in Note 18, “Restatement”.

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

Net loss per common share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Years Ended
	2009	2008	2007
Basic and Diluted earnings per share:
Numerator:
Loss allocated to common shares	$(2,271)	$(1,859)	$(18,488)
Loss allocated to participating securities	—	—	—
Net loss	$(2,271)	$(1,859)	$(18,488)
Denominator:
Weighted average shares outstanding for basic and diluted earnings per share	16,343,650	14,175,220	11,633,367

The years ended December 31, 2009, 2008 and 2007 do not include options, warrants, convertible notes, redeemable stock, and participating convertible preferred stock to purchase common equivalent shares of 19,737,395 ,  22,069,412 and 17,728,020, respectively, as their effect would be antidilutive.

Comprehensive loss

Companies are required to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive loss, which were not already in net loss for the years ended December 31, 2009, 2008, and 2007. Accordingly, the Company's comprehensive loss is the same as its net loss for the periods presented.

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

Fair value of financial instruments

At December 31, 2009, the Company's cash, cash equivalents, accounts receivable, short-term investments and accounts payable are shown at cost which approximates fair value due to the short-term nature of these instruments.    The Company measures the fair value of its warrants based on the Monte Carlo Simulation approach.

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

Effective January 1, 2009, the Company adopted Emerging Issue Task Force 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” or ASC 815, “Derivatives and Hedging – Contracts in Entity’s Own Equity”.  As a result, warrants issued with anti-dilution provisions for the holder are no longer considered indexed to the Company’s stock and must be accounted for as derivatives.  Upon adoption of this accounting guidance on January 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the outstanding warrants at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.  These warrants are reclassified as liabilities and recorded at estimated fair value at each reporting date using the Monte Carlo Simulation approach.  Changes in the liability from period to period are recorded in the Consolidated Statements of Operations.

The Company has recorded the change in fair value of the warrant liability as a component of other income and expense on the Consolidated Statements of Operations as the Company believes the amounts recorded relate to financing activities and not as a result of its operations.

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

The Company recorded other expense of $6,533 thousand for the net change in the fair value of the warrant liability during the twelve months ended December 31, 2009.

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

Note 4-Fair Value Measurement

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
Level 3 – valuations derived from valuation techniques in which one or more significant inputs are not readily observable.

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at December 31, 2009 were as follows (in thousands):

	Fair Value as of	Fair Value Measurement Using
	December 31, 2009	Level 1	Level 2	Level 3

Warrant liability, current	$34	$—	$—	$34
Warrant liability, long-term	$6,844	$—	$—	$6,844
Total Warrant liability	$6,878	$—	$—	$6,878
Note: Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2009	$2,130
Increase in fair value of warrants	6,548
Less: value of warrants expired	(15)
Less: value of warrants exercised	(1,785)
Balance as of December 31, 2009	$6,878

Changes in fair value of the warrant liability are included in other expense in the accompanying consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method. The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	December 31, 2009	January 1, 2009
Risk-free interest rate	0.06% - 2.69%	0.11% - 1.55%
Expected volatility	62.8% - 90.6%	94.4%
Expected life ( in years)	0.25 – 4.0	0.02 - 5.0
Expected dividend yield	0%	0%

Note 5 - RECEIVABLES

Receivables consisted of the following (in thousands):

	December 31,
	2009	2008
Trade receivables	$5,147	$4,500
Less allowance for doubtful accounts	(584)	(857)
Net receivables	$4,563	$3,643

Note 6 - INVENTORY

The components of inventory were as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$806	$1,109
Work in process	709	280
Finished goods	664	985
Total inventory	$2,179	$2,374

Note 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Vendor prepayments	$266	$180
Other prepaid expenses*	421	383
Other current assets*	—	233
Total prepaid expenses and other current assets	$687	$796
*No individual amounts greater than 5% of current assets.

Note 8 – EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

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

Note 9 - DEBT

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

Pursuant to Amendment No. 3, the Company and Moriah, also, entered into an Amended and Restated Securities Issuance Agreement.  The Company issued 485,000 shares of unregistered common stock valued at approximately $340 thousand which was recorded as a deferred debt issuance cost and was amortized to interest expense over the life of the agreement. In addition, the holders of the Amended 8% Notes and the investors in the Purchase Agreement (See Note 11 – Shareholders’ Equity) consented to the Amended Note and received a total of 144,000 shares of unregistered common stock valued at approximately $101 thousand which was recorded as waiver fees and expensed to interest expense.

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

8% Amended Senior Secured Convertible Notes

On July 23, 2007, the Company entered into Amended Agreements with the note holders of the Original Notes issued July 21, 2006 and March 28, 2007 and agreed to issue each holder an 8% Amended Senior Secured Convertible Note (“Amended Note”) in the principal amount equal to the principal amount outstanding as of July 23, 2007 which was in total approximately $6.0 million.  The significant changes to the Amended Notes include the following:

●	the due dates have been changed from July 23, 2007 and January 21, 2008 to December 21, 2008;
●	the annual interest rate has been changed from 6% to 8%;
●
the Amended Notes are convertible into 8,407,612 shares of the Company’s common stock.  The conversion price for $5.8 million of principal is at a conversion price of $0.75, originally $2.60 and the conversion price for $250,000 of principal remains the same at $0.35;

●
the Agreement adjusts the exercise price of the amended Warrants from $3.60 to $1.03 per share for 1,553,468 shares of common stock and requires the issuance of warrants for an additional 3,831,859 shares of common stock at $1.03 per share with an expiration date of July 21, 2011.   The warrants are subject to anti-dilution adjustment rights;

●
50% of the Amended Notes can be converted into the Company’s newly designated Series A Senior Secured Convertible Preferred Stock which is convertible into common stock at the same rate as the Amended Notes;

●	the liquidated damages of 1% per month will no longer accrue and the deferred balance at July 23, 2007 is forgiven; and
●	there is no minimum cash or cash equivalents balance requirement.

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

On December 22, 2008, the Company paid approximately $4.03 million to its 8% Amended Senior Secured Convertible Note Holders (“the Amended Note Holders”) which was comprised of approximately $4.01 million of principal and approximately $0.02 million of accrued interest. The remaining Note Holders elected to convert approximately $1.95 million to equity.  See Note 11 – Shareholders’ Equity for additional information.

Note 10 - INCOME TAXES - Restated

Loss before income taxes consists of the following (in thousands):

	For the years ended December 31,
	2009 Restated		2008	2007
Domestic	$	(2,181)	$(1,859)	$(18,488)
Total	$	(2,181)	$(1,859)	$(18,488)

The federal income tax provision (benefit) is summarized as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Current:
Federal	$90	$-	$-
Total current tax expense	90	-	-
Deferred:
Federal	-	-	-
Total deferred tax expense	-	-	-
Total tax expense	$90	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):
	For the years ended December 31,
	2009	2008	2007
Deferred tax assets:
Federal and state net operating loss carryforwards	$39,391	$40,964	$42,266
Research and development tax credit carryforwards	1,440	1,454	1,397
Stock based compensation	1,240	879	609
Depreciation and amortization	385	466	552
Other provisions and expenses not currently deductible	988	851	585
Total deferred tax assets	$43,444	$44,614	$45,409
Deferred tax liabilities:
Prepaid expenses	$(197)	$-	$-
Total deferred tax liabilities	$(197)	$-	$-
Less valuation allowance	$(43,247)	$(44,614)	$(45,409)
Net deferred taxes	$0	$0	$0

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss  and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2009 Restated		2008	2007
U.S. Federal income tax benefit at federal statutory rate	34%		34%	34%
Change in valuation allowance	62%		43%	(18)%
Change in effective state tax rate	3%		(75)%	—
Loss on extinguishment of debt	—		—	(20)%
Change in the fair value of warrant liability	(102)%		—	—
Other, net	(1)%		(2)%	4%
Effective tax rate	(4	) %	0%	0%

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

Note 11 - SHAREHOLDERS' EQUITY

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

On December 22, 2008, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued an aggregate of 4,033 shares of its Preferred Stock – Series B for an aggregate price of approximately $4.03 million and warrants to purchase 1,875,467 shares of common stock at $1.03 per share. The warrants expire on December 22, 2013.  The net proceeds received after expenses were approximately $3.93 million.   The fair value of the warrants was recorded as equity and there was no impact on the consolidated financial position of the results of operations.    As of January 1, 2009, the Company adopted ASC 815 and as a result the warrants were reclassified as liabilities using a Monte Carol Simulation model to estimate the fair value of the liabilities.  At each reporting date, the change in the fair value of the liability is recorded in the Consolidated Statements of Operations .  In addition, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with three holders (“Holders”) of its outstanding Amended Notes.  Pursuant to the Exchange Agreement, the Holders exchanged $1.7 million of their outstanding Amended Notes and unpaid interest of $6 thousand, and received 1,706 shares of the Preferred Stock – Series B.   There was no gain or loss on the extinguishment of debt.

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

 Note 12 - STOCK COMPENSATION

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

Note 13 - COMMITMENTS AND CONTINGENCIES

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

Note 14 – RELATED PARTY TRANSACTIONS

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

Note 15 – SEPARATION AND EMPLOYMENT AGREEMENTS

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

Effective January 30, 2008, the Company entered into an amended employment agreement with Susan K. Jones, Chief Business Officer.  The amended agreement provides for an annual base salary of $315 thousand, an extension of the term of the agreement to January 31, 2010, modification and clarification of the basis for the incentive component of her salary, and extension of the change-of-control/material change/termination-without-cause compensation payout periods to the greater of 18 months or the remaining term of the amended employment agreement. See Note 17 - Subsequent Events for additional disclosure.

Effective January 2, 2008, John Atherly resigned as Chief Financial Officer.  There was no separation agreement executed between Mr. Atherly and the Company.

Note 16 - CONCENTRATIONS

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

Note 17 - SUBSEQUENT EVENTS

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

Note 18 -  Restatement

In this Amended 10-K, eMagin restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date.  Thereafter, changes in the warrant liability from period to period should have been recorded in the consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach.  The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million. Accordingly, the Company recorded a warrant liability of $2.1 million, reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.   As of December 31, 2009, the Company computed the fair value of the warrant liability as $6.9 million, an increase of $4.7 million. The change in the warrant liability of $4.7 million was comprised of the change in the fair value of the warrants of $6.5 million offset by the fair value of the expired warrants of $0.02 million and the fair value of the exercised warrants of $1.8 million.  For the year ended December 31, 2009, the Company recorded other expense in the Consolidated Statements of Operations of $6.5 million, the change in fair value of the warrant liability net of the fair value of expired warrants.  The Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants Outstanding as of December 31, 2009	Exercise Price	Warrant Expiration Dates	Fair Value of Warrants at Issue Date (in thousands)	Fair Value of Warrants at January 1, 2009 (in thousands)	Fair Value of Warrants at December 31, 2009 (in thousands)

January 9, 2004	—	$0.35	January 8, 2009	$3,091	$15	$—
October 25, 2004	650,001	$2.50	April 25, 2010	4,738	19	34
July 23, 2007	2,490,712	$1.03	July 21, 2011	5,031	1,120	2,222
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,136	304	1,293
April 2, 2008	793,273	$1.13	April 2, 2013	561	224	1,041
December 22, 2008	1,875,467	$1.03	December 22, 2013	534	448	2,288
			Total Fair Value	$15,091	$2,130	$6,878

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2009			$2,130
Change in fair value of warrants			6,548
Fair value of warrants expired	107,052 shares	January 9, 2004	(15)
Fair value of warrants exercised	2,900,000 shares	July 23, 2007	(1,785)
Balance as of December 31, 2009			$6,878

Additionally, under ASC 260, “Earnings Per Share”, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. However, the participating convertible preferred stock is not required to absorb any loss. The Company has Convertible Preferred Stock - Series B which participates in dividends with the Company’s common stock and therefore the Company should have calculated its quarterly interim EPS using the two-class method. Certain unaudited interim consolidated financial statements have been restated to reflect EPS calculated using the two-class method. (See Note 19)

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 :

Consolidated Balance Sheet	December 31, 2009	December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$34
Total current liabilities	4,209	4,243
Warrant liability	—	6,844
Total liabilities	$4,209	$11,087

Shareholders’ equity:
Additional paid-in capital	$206,664	$193,358
Accumulated deficit	(196,910)	(190,482)
Total shareholders’ equity	$9,771	$2,893

Consolidated Statements of Operations	For the Year Ended December 31, 2009
(in thousands except share and per share data)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(6,533)
Total other expense	$(399)	$(6,932)
Net income (loss)	$4,262	$(2,271)
Income (loss) per share, basic	$0.26	$(0.14)
Income (loss) per share, diluted	$0.17	$(0.14)

Weighted average number of shares outstanding:
Basic	16,344	16,344
Diluted	25,503	16,344

Consolidated Statements of Cash Flows	Year Ended December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$4,262	$(2,271)
Change in fair value of warrant liability	—	6,533
Net cash provided by operating activities	$5,260	$5,260

Note 19 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2009 (Restated) and 2008 are as follows (in thousands except per share data):

	Quarters Ended
	March 31, 2009 (Restated)	June 30, 2009 (Restated)	September 30, 2009 (Restated)	December 31, 2009 (Restated)
Revenues	$5,144	$5,852	$6,107	$6,719
Gross margin	$2,459	$3,799	$3,500	$3,889
Net (loss) income before provision for income tax	$(419)	$(912)	$(2,125)	$1,275
Net (loss) income	$(419)	$(912)	$(2,125)	$1,185
Net (loss) income per share – basic	$(0.03)	$(0.06)	$(0.13)	$0.05
Net (loss) income per share – diluted	$(0.03)	$(0.06)	$(0.13)	$0.04
Weighted average number of shares outstanding – basic	15,860	16,186	16,513	16,965
Weighted average number of shares outstanding –diluted	15,860	16,186	16,513	19,957

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,665	$5,619	$5,185	$5,270
Gross margin	$352	$2,623	$2,384	$2,707
Net (loss) income before provision for income tax	$(2,674)	$(122)	$361	$576
Net (loss) income	$(2,674)	$(122)	$361	$576
Net (loss) income per share – basic	$(0.21)	$(0.01)	$0.02	$0.04
Net (loss) income per share – diluted	$(0.21)	$(0.01)	$0.02	$0.03
Weighted average number of shares outstanding – basic	12,621	14,321	14,617	15,113
Weighted average number of shares outstanding –diluted	12,621	14,321	23,430	23,907

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2009.

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

The substantial improvement is a result of the following measures that are now in place:

●	Hired more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.
●	Implemented control procedures within the month and quarter end close processes including documentation of procedures and processes completed and approved by management.
●	Reassigned and altered functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.
●	Updated the Company’s policies and procedures along with control matrices and implemented testing procedures to ensure ongoing compliance.
●
Added additional information technology staffing and implemented information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

For the year ended December 31, 2009, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the following:

Restatment of Consolidted Financial Statments

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

Other than mentioned above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

●	high personal and professional ethics and integrity;
●	the ability to exercise sound judgment;
●	the ability to make independent analytical inquiries;
●	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and
●	the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Governance and Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

●	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;
●
whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

●	whether the person would qualify as an “independent” director under the listing standards of the OTC Bulletin Board;
●	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and
●	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

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

Compensation Discussion and Analysis

The objectives of our compensation program are as follows:

●	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
●	Attract, hire and retain well-qualified executives.

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

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits our principal executive officers would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 31, 2009, the last business day of the fiscal year:

Name	Voluntary Resignation w/o Good Reason			Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause	Involuntary Termination with a Change in Control
Andrew Sculley
Cash severance		$—		$320,000	(1)	$320,000	(1)	$—	$320,000	(1)
Vesting of stock options		$—		$178,333	(2)	$178,333	(2)	$—	$178,333	(2)
Paul Campbell
Cash verance		$—		$282,000	(1)	$282,000	(1)	$—	$282,000	(1)
Vesting of stock options	$			$179,067	(2)	$179,067	(2)	$—	$179,067	(2)
Susan Jones
Cash severance		$359,074	(3)	$875,648	(4)	$875,648	(4)	$—	$875,648	(4)
Post-termination health and welfare		$—		$12,036	(5)	$12,036	(5)	$—	$12,036	(5)
Vesting of stock options		$—		$—	(6)	$—	(6)	$—	$—	(6)

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2009 (Restated) and 2008.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2009 (Restated), 2008, and 2007.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2009 (Restated), 2008, and 2007.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 (Restated), 2008, and 2007.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 75 to 79 are filed or incorporated by reference as part of this Annual Report on Form 10-K /A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7 th day of October, 2011.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on October 7, 2011 , on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Chief Accounting Officer and Principal Financial Officer)

Chairman of the Board, Director
Jill J. Wittels

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Irwin Engelman	Director
Irwin Engelman

/s/ Dr. Leslie Polgar	Director
Dr. Leslie Polgar

/s/ Brig. Gen. Stephen Seay	Director
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