Form 10-Q/A
period 2010-03-31
EMAGIN CORP
filed 2011-10-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2010, which was originally filed with the Securities and Exchange Commission on May 18, 2010 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 15, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

•
Adoption of certain provisions of Accounting Standards Codification (“ASC”) 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”).  ASC 815 became effective January 1, 2009.  The anti-dilution features in certain outstanding warrants (“Warrants”) of the Company require these Warrants to be accounted for as liabilities and measured at fair value.  The restated condensed consolidated financial statements reflect the reclassification of the Warrants from shareholders’ equity to warrant liability, the cumulative effect adjustment to the opening balance of accumulated deficit and record changes in the fair value of the warrant liability in the condensed consolidated statements of operations.

•
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

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings .

eMagin Corporation
Form 10-Q/A
For the Quarter ended March 31, 2010

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 ( Restated ) (unaudited) and December 31, 2009	4

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 201 0 (Restated) and 2009 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Three Months ended March 31, 2010 (Restated) (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 (Restated) and 2009 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II OTHER INFORMATION
Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

SIGNATURES		24

CERTIFICATIONS

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2010 (Restated) See Note 15 (unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$5,998	$5,295
Investments – held to maturity	100	100
Accounts receivable, net	4,360	4,563
Inventory	2,193	2,179
Prepaid expenses and other current assets	740	687
Total current assets	13,391	12,824
Equipment, furniture and leasehold improvements, net	1,769	1,021
Intangible assets, net	42	43
Other assets	92	92
Total assets	$15,294	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable	$764	$1,122
Accrued compensation	1,254	956
Other accrued expenses	815	791
Advance payments	153	211
Deferred revenue	366	238
Warrant liability	705	34
Other current liabilities	858	891
Total current liabilities	4,915	4,243
Warrant liability	14,834	6,844
Total liabilities	19,749	11,087

Commitments and contingencies (Note 12)

Shareholders’ equity (capital deficit):
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,739,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,739 issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 17,301,852 shares as of March 31, 2010 and 16,967,244 as of December 31, 2009	17	17
Additional paid-in capital	194,627	193,358
Accumulated deficit	(199,099)	(190,482)
Total shareholders’ equity (capital deficit)	(4,455)	2,893
Total liabilities and shareholders’ equity (capital deficit)	$15,294	$13,980

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2010 (Restated) See Note 15	2009

Revenue:
Product revenue	$4,486	$4,356
Contract revenue	1,441	788
Total revenue, net	5,927	5,144

Cost of goods sold:
Product revenue	1,845	2,257
Contract revenue	764	428
Total cost of goods sold	2,609	2,685
Gross profit	3,318	2,459

Operating expenses:
Research and development	734	362
Selling, general and administrative	1,682	1,529
Total operating expenses	2,416	1,891
Income from operations	902	568

Other income (expense):
Interest expense, net	(28)	(175)
Other income, net	7	1
Change in fair value of warrant liability	(9,497)	(813)
Total other expense, net	(9,518)	(987)
Loss before provision for income taxes	(8,616)	(419)
Provision for income taxes	1	—
Net loss	$(8,617)	$(419)

Loss per common share, basic	$(0.50)	$(0.03)
Loss per common share, diluted	$(0.50)	$(0.03)

Weighted average number of common shares outstanding:
Basic	17,109,706	15,860,517
Diluted	17,109,706	15,860,517

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital (Restated) See Note 15	Accumulated Deficit (Restated) See Note 15	Total Shareholders’ Equity (Capital Deficit) (Restated) See Note 15
Balance, December 31, 2009	6	$—	16,967	$17	$193,358	$(190,482)	$2,893

Fair value of warrants reclassified from liability to equity upon exercise	—	—	—	—	836	—	836
Cashless exercise of common stock warrants	—	—	335	—	—	—	—
Stock-based compensation	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	(8,617)	(8,617)
Balance, March 31, 2010	6	$—	17,302	$17	$194,627	$(199,099)	$(4,455)

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2010 (Restated) See Note 15	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,617)	$(419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16	23
Amortization of deferred financing and waiver fees	—	150
Reduction of provision for sales returns and doubtful accounts	(161)	(114)
Stock-based compensation	433	153
Amortization of common stock issued for services	1	76
Change in fair value of warrant liability	9,497	813
Changes in operating assets and liabilities:
Accounts receivable	303	807
Inventory	(14)	160
Prepaid expenses and other current assets	(53)	(398)
Deferred revenue	128	(44)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	(94)	(359)
Other current liabilities	27	119
Net cash provided by operating activities	1,466	967
Cash flows from investing activities:
Purchase of equipment	(763)	(33)
Net cash used in investing activities	(763)	(33)
Cash flows from financing activities:
Payments of debt	—	(1,009)
Net cash used in financing activities	—	(1,009)
Net increase (decrease) in cash and cash equivalents	703	(75)
Cash and cash equivalents, beginning of period	5,295	2,404
Cash and cash equivalents, end of period	$5,998	$2,329

Cash paid for interest	$15	$38
Cash paid for taxes	$115	$21

Common stock issued for services charged to prepaid expenses	$—	$39
Issuance of 334,608 shares of common stock for cashless exercise of 669,717 warrants in 2010	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2010 to correct errors in the accounting for certain warrants as discussed in Note 15, “Restatement”.

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at March 31, 2010 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of March 31, 2010	Level 1	Level 2	Level 3

Warrant liability, current	$705	$—	$—	$705
Warrant liability, long-term	14,834	—	—	14,834
Total Warrant liability	$15,539	$—	$—	$15,539
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2010	$6,878
Change in fair value of warrants	9,497
Fair value of warrants exercised	(836)
Balance as of March 31, 2010	$15,539

For the three months ended March 31, 2010, the change in fair value of the warrant liability of $9.5 million was included in other expense in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	March 31, 2010	December 31, 2009
Risk-free interest rate	0.16% - 1.6%	0.06% - 2.69%
Expected volatility	59.3% - 89.9%	62.8% - 90.6%
Expected life ( in years)	1.25 – 3.75	0.25 – 4.0
Expected dividend yield	0%	0%

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

Note 5:  Net Loss per Common Share - Restated

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss allocated to common shares	$(8,617)	17,109,706	$(0.50)	$(419)	15,860,517	$(0.03)
Loss allocated to participating securities	$—
Net loss	$(8,617)			$(419)
Diluted potential common shares		—			—
Diluted EPS
Net loss	$(8,617)	17,109,706	$(0.50)	$(419)	15,860,517	$(0.03)

For the three months ended March 31, 2010, the Company has excluded options, warrants and convertible preferred stock to acquire 19,463,750 shares of its common stock since their effect would be anti-dilutive.  For the three months ended March 31, 2009, the Company has excluded options, warrants, redeemable common stock and convertible preferred stock to acquire 21,957,704 shares of its common stock since their effect would be anti-dilutive.

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

Note 12 :  Commitments and Contingencies

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

Note 13 :  Legal Proceedings

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

Note 14 :  Subsequent Events

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

  Note 15:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2010 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach.  The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million.  Accordingly as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, a reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.  As of March 31, 2010, the Company computed the fair value of the warrant liability as $15.5 million, an increase of $8.7 million.  The change in the warrant liability of $8.7 million was comprised of the change in the fair value of the warrants of $9.5 million offset by the fair value of the exercised warrants of $0.8 million.  The change in the fair value from January 1, 2010 through March 31, 2010 of $9.5 million was recorded as other expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010.  The Condensed Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit), Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments .

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants Outstanding as of March 31, 2010	Exercise Price	Warrant Expiration Dates	Fair Value of Warrants at January 1, 2010 (in thousands)	Fair Value of Warrants at March 31, 2010 (in thousands)

October 25, 2004	650,001	$2.50	April 25, 2010	$34	$705
July 23, 2007	2,061,381	$1.03	July 21, 2011	2,222	4,888
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,293	3,028
April 2, 2008	552,887	$1.13	April 2, 2013	1,041	1,579
December 22, 2008	1,875,467	$1.03	December 22, 2013	2,288	5,339
			Total Fair Value	$6,878	$15,539

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2010			$6,878
Change in fair value of warrants			9,497
Fair value of warrants exercised	429,331	July 23, 2007	(489)
Fair value of warrants exercised	240,386	April 2, 2008	(347)
Balance as of March 31, 2010			$15,539

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

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010:

Condensed Consolidated Balance Sheet	March 31, 2010	March 31, 2010
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$705
Total current liabilities	4,210	4,915
Warrant liability	—	14,834
Total liabilities	$4,210	$19,749

Shareholders’ equity (capital deficit):
Additional paid-in capital	$207,097	$194,627
Accumulated deficit	(196,030)	(199,099)
Total shareholders’ equity (capital deficit)	$11,084	$(4,455)

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2010
(in thousands except share and per share data)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(9,497)
Total other expense	$(21)	$(9,518)
Net income (loss)	$880	$(8,617)
Income (loss) per share, basic	$0.05	$(0.50)
Income (loss) per share, diluted	$0.03	$(0.50)

Weighted average number of shares outstanding:
Basic	17,109,706	17,109,706
Diluted	29,553,301	17,109,706

Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2010
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$880	$(8,617)
Loss from change in fair value of warrant liability	—	9,497
Net cash provided by operating activities	$1,466	$1,466

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, condensed consolidated financial statements and related disclosures for the quarter ended March 31, 2010 for the following:

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

Fair Value of Financial Instruments - Restated

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.    eMagin measures the fair value of our warrants based on the Monte Carlo Simulation approach .

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

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at March 31, 2010 and 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of approximately $9.5 million for the three months ended March 31, 2010 as compared to a charge of approximately $0.8 million for the three months ended March 31, 2009.  This revaluation resulted in non-cash changes to other income (expense) and had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $6.0 million of cash as compared to $5.3 million as of December 31, 2009.  The change in cash of $0.7 million was primarily due to cash provided by operations of approximately $1.5 million offset by cash used for investing activities of approximately $0.8 million.

Cash flow provided by operating activities during the three months ended March 31, 2010 was approximately $1.5 million, attributable to our net loss of approximately $8.6 million offset by non-cash expenses of approximately $9.8 million and approximately $0.3 million from the change in operating assets and liabilities.   Cash flow provided by operating activities during the three months ended March 31, 2009 was approximately $1.0 million, attributable to our net loss of approximately $0.4 million offset by non-cash expenses of approximately $1.1 million and approximately $0.3 million from the change in operating assets and liabilities .

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

ITEM 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

(b) Changes in Internal Controls.

Except as stated above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K / A for the year ended December 31, 2009.  There were no material changes from the risk factors during the three months ended March 31, 2010.

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