Form 10-Q/A
period 2010-06-30
EMAGIN CORP
filed 2011-10-11
CIK 1046995

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

eMagin Corporation
Form 10-Q/A
For the Quarter ended June 30, 2010

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended June 30, 2010, which was originally filed with the Securities and Exchange Commission on August 12, 2010 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 15, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

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

ITEM 1.  Condensed Consolidated Financial Statements
eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010 (Restated) See Note 15 (unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$4,904	$5,295
Short-term investments – held to maturity	2,600	100
Accounts receivable, net	5,105	4,563
Inventory	1,545	2,179
Prepaid expenses and other current assets	516	687
Total current assets	14,670	12,824
Long-term investments – held to maturity	1,000	—
Equipment, furniture and leasehold improvements, net	1,997	1,021
Intangible assets, net	41	43
Other assets	92	92
Total assets	$17,800	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,446	$1,122
Accrued compensation	1,518	956
Other accrued expenses	905	791
Advance payments	187	211
Deferred revenue	117	238
Warrant liability	—	34
Other current liabilities	688	891
Total current liabilities	4,861	4,243
Warrant liability	7,208	6,844
Total liabilities	12,069	11,087

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000 at June 30, 2010) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of June 30, 2010 and 5,739 as of December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 19,837,762 shares as of June 30, 2010 and 16,967,244 as of December 31, 2009	20	17
Additional paid-in capital	204,744	193,358
Accumulated deficit	(199,033)	(190,482)
Total shareholders’ equity	5,731	2,893
Total liabilities and shareholders’ equity	$17,800	$13,980

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Restated) See Note 15	2009	2010 (Restated) See Note 15	2009
Revenue:

Product revenue	$6,404	$4,944	$10,890	$9,300
Contract revenue	1,908	908	3,349	1,696

Total revenue, net	8,312	5,852	14,239	10,996

Cost of goods sold:

Product revenue	2,640	1,565	4,485	3,822
Contract revenue	933	488	1,697	916

Total cost of goods sold	3,573	2,053	6,182	4,738

Gross profit	4,739	3,799	8,057	6,258

Operating expenses:

Research and development	643	392	1,377	754
Selling, general and administrative	3,137	1,941	4,819	3,470
Total operating expenses	3,780	2,333	6,196	4,224

Income from operations	959	1,466	1,861	2,034

Other income (expense):
Interest expense	(30)	(166)	(58)	(341)
Other income, net	1	39	8	40
Change in fair value of warrant liability	(846)	(2,251)	(10,343)	(3,064)
Total other expense, net	(875)	(2,378)	(10,393)	(3,365)
Income (loss) before provision for income taxes	84	(912)	(8,532)	(1,331)
Provision for income taxes	18	—	19	—

Net income (loss)	$66	$(912)	$(8,551)	$(1,331)

Income (loss) per share, basic	$0.00	$(0.06)	$(0.47)	$(0.08)
Income (loss) per share, diluted	$0.00	$(0.06)	$(0.47)	$(0.08)

Weighted average number of shares outstanding:

Basic	19,338,241	16,186,482	18,230,129	16,024,400
Diluted	22,258,364	16,186,482	18,230,129	16,024,400

 See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except for share data)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital (Restated) See Note 15	Accumulated Deficit (Restated) See Note 15	Total Shareholders’ Equity (Restated) See Note 15
Balance, December 31, 2009	5,739	$—	16,967,244	$17	$193,358	$(190,482)	$2,893

Fair value of warrants reclassified from liability to equity upon exercise					10,013		10,013
Cashless exercise of common stock warrants	—	—	2,601,591	2	(2)	—	—
Conversion of Series B Preferred Stock to common stock	(60)	—	80,000	—	—	—	—
Issuance of common stock for services	—	—	15,363	—	55	—	55
Exercise of common stock warrants	—	—	100,000	1	249	—	250
Exercise of common stock options	—	—	73,564	—	121	—	121
Stock-based compensation	—				950		950
Net income	—	—	—	—	—	(8,551)	(8,551)
Balance, June 30, 2010	5,679	$—	19,837,762	$20	$204,744	$(199,033)	$5,731

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2010 (Restated) See Note 15	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,551)	$(1,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35	46
Amortization of deferred financing and waiver fees	—	301
(Reduction of) provision for sales returns and doubtful accounts	(260)	(452)
Stock-based compensation	950	545
Amortization of common stock issued for services	63	126
Change in fair value of warrant liability	10,343	3,064
Changes in operating assets and liabilities:
Accounts receivable	(342)	1,175
Inventory	634	(186)
Prepaid expenses and other current assets	163	92
Deferred revenue	(121)	(32)
Accounts payable, accrued compensation, other accrued expenses, and advance payments	976	(1,074)
Other current liabilities	(143)	120
Net cash provided by operating activities	3,747	2,394
Cash flows from investing activities:
Purchase of equipment	(1,009)	(482)
Purchase of investments – held to maturity	(3,500)	—
Net cash used in investing activities	(4,509)	(482)
Cash flows from financing activities:
Payments of debt	—	(1,422)
Proceeds from exercise of stock options and warrants	371	—
Net cash provided by (used in) financing activities	371	(1,422)
Net (decrease) increase in cash and cash equivalents	(391)	490
Cash and cash equivalents, beginning of period	5,295	2,404
Cash and cash equivalents, end of period	$4,904	$2,894

Cash paid for interest	$25	$54
Cash paid for taxes	$102	$35

Supplemental information of non-cash operating and financing activities:
Common stock issued for services charged to prepaid expenses	$—	$133
Issuance of 2,601,591 shares of common stock for cashless exercise of 3,778,811 warrants in 2010	$—	$—
Conversion of 60 shares of Series B Convertible Preferred Stock for 80,000 shares of common stock in 2010	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K /A for the year ended December 31, 2009.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 to correct errors in the accounting for certain warrants and the calculation of EPS as discussed in Note 15, “Restatement”.

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

Note 3:  Fair Value Measurement - Restated

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

Recurring Fair Value Estimates

As of June 30, 2010, the certificates of deposits comprising of short-term and long-term investments – held to maturity of $3.6 million are classified as Level 1.

The Company’s recurring fair value measurements of the warrant liability at June 30, 2010 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of June 30, 2010	Level 1	Level 2	Level 3

Warrant liability	$7,208	$—	$—	$7,208
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2010	$6,878
Change in fair value of warrants	10,701
Fair value of warrants exercised	(10,013)
Fair value of warrants expired	(358)
Balance as of June 30, 2010	$7,208

For the three and six months ended June 30, 2010, the net changes in the fair value of the warrant liability of $0.8 million and $10.3 million, respectively, were recorded as other expense in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	June 30, 2010	December 31, 2009
Risk-free interest rate	0.32% - 1.0%	0.06% - 2.69%
Expected volatility	79.9% - 97.2%	62.8% - 90.6%
Expected life ( in years)	1.0 – 3.50	0.25 – 4.0
Expected dividend yield	0%	0%

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

Note 5:  Net Income (Loss) per Common Share - Restated

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income (Loss)	$66			$(912)
Income allocated to participating securities	$19			$—
Income (loss) allocated to common shares	$47	19,338,241	$0.00	$(912)	16,186,482	$(0.06)
Diluted EPS
Diluted potential common shares		2,920,123			—
Income (loss) allocated to common shares	$47	22,258,364	$0.00	$(912)	16,186,482	$(0.06)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Loss allocated to common shares	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Loss	$(8,551)	18,230,129	$(0.47)	$(1,331)	16,024,400	$(0.08)
Loss allocated to participating securities	$—			$—
Loss allocated to common shares	$(8,551)			$(1,331)
Diluted EPS
Diluted potential common shares		—			—
Income (loss) allocated to common shares	$(8,551)	18,230,129	$(0.47)	$(1,331)	16,024,400	$(0.08)

For the three months ended June 30, 2010, the Company has excluded stock options and warrants to acquire 4,204,041 shares of the Company’s common stock since their effect would be anti-dilutive.   For the six months ended June 30, 2010, the Company has excluded options, warrants and convertible preferred stock to acquire 15,899,557 of its common stock since their effect would be anti-dilutive.

For the three and six months ended June 30, 2009, the Company has excluded options, warrants, redeemable common stock and convertible preferred stock to acquire 22,753,637of its common stock since their effect would be anti-dilutive.

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

Note 15:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach.  The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million. Accordingly as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.   As of June 30, 2010, the Company computed the fair value of the warrant liability as $7.2 million, an increase of $0.3 million since January 1, 2010.  The change in the warrant liability of $0.3 million was comprised of the change in the fair value of the warrants of $10.7 million offset by the fair value of the expired warrants of $0.4 million and the fair value of the exercised warrants of $10.0 million.  For the six months ended June 30, 2010, the Company recorded other expense in the Condensed Consolidated Statements of Operations of $10.3 million, the change in fair value of the warrant liability net of the fair value of expired warrants.  The Condensed Consolidated Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

				Fair Value of Warrants as of (in thousands):
Warrant Issuance Dates	Number of Warrants Outstanding as of June 30, 2010	Exercise Price	Warrant Expiration Dates	January 1, 2010	March 31, 2010	June 30, 2010

October 25, 2004	—	$2.50	April 25, 2010	$34	$705	$—
July 23, 2007	528,049	$1.03	July 21, 2011	2,222	4,888	1,339
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,293	3,028	2,932
April 2, 2008	72,116	$1.13	April 2, 2013	1,041	1,579	217
December 22, 2008	1,000,000	$1.03	December 22, 2013	2,288	5,339	2,720
			Total Fair Value	$6,878	$15,539	$7,208

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2010			$6,878
Change in fair value of warrants			9,497
Fair value of warrants exercised	429,331	July 23, 2007	(489)
Fair value of warrants exercised	240,386	April 2, 2008	(347)
Balance as of March 31, 2010			$15,539
Change in fair value of warrants			1,204
Fair value of warrants expired	330,477	October 25, 2004	(358)
Fair value of warrants exercised	319,524	October 25, 2004	(475)
Fair value of warrants exercised	1,533,332	July 23, 2007	(4,189)
Fair value of warrants exercised	480,771	April 2, 2008	(1,501)
Fair value of warrants exercised	875,467	December 22, 2008	(3,012)
Balance as of June 30, 2010			$7,208

Additionally, under ASC 260, “Earnings Per Share”, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  However, the participating convertible preferred stock is not required to absorb any net loss. The Company has Convertible Preferred Stock - Series B which participates in dividends with the Company’s common stock and therefore the Company should have calculated EPS using the two-class method. The restated condensed consolidated financial statements reflect EPS calculated using the two-class method.

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010:

Condensed Consolidated Balance Sheet	June 30, 2010	June 30, 2010
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$7,208
Total liabilities	$4,861	$12,069

Shareholders’ equity:
Additional paid-in capital	$208,037	$204,744
Accumulated deficit	(195,118)	(199,033)
Total shareholders’ equity	$12,939	$5,731

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
(in thousands except share and per share data)	(As previously reported)	(As restated)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(846)	$—	$(10,343)
Total other expense	$(29)	$(875)	$(50)	$(10,393)
Net income (loss)	$912	$66	$1,792	$(8,551)
Income (loss) per share, basic	$0.05	$0.00	$0.10	$(0.47)
Income (loss) per share, diluted	$0.03	$0.00	$0.06	$(0.47)

Weighted average number of shares outstanding:
Basic	19,338,241	19,338,241	18,230,129	18,230,129
Diluted	31,873,910	22,258,364	30,147,491	18,230,129

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2010
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$1,792	$(8,551)
Change in fair value of warrant liability	—	10,343
Net cash provided by operating activities	$3,747	$3,747

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, condensed consolidated financial statements and related disclosures for the quarter ended June 30, 2010 for the following:

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009

Revenues

Revenues for the three and six months ended June 30, 2010 were approximately $8.3 million and $14.2 million, respectively, as compared to approximately $5.9 million and $11.0 million, respectively,  for the three and six months ended June 30, 2009, an increase of approximately 41% and 29%, respectively.

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

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at June 30, 2010 and 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of approximately $0.8 million and approximately $10.3 million for the three and six months ended June 30, 2010, respectively, as compared to a charge of approximately $2.3 million and approximately $3.1 million for the three and six months ended June 20, 2009, respectively.  This revaluation resulted in non-cash changes to other income (expense) and had no impact on our cash balances, operations, or operating income.

Net Income (Loss )

Net income was approximately $0. 07 million for the three months ended June 30, 2010 and net loss was approximately $8.6 million for the six months ended June 30, 2010, respectively , as compared to a net loss of approximately $0.9 million and approximately $1.3 million for the three and six months ended June 30, 2009, respectively .  Net income for the three months ended June 30, 2010 would have been approximately $1.0 million and the net loss for the six months ended June 30, 2010 would have been approximately $7.6 million excluding the $1.0 million one time severance charge.

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

Cash flow provided by operating activities during the six months ended June 30, 2010 was approximately $3.7 million, attributable to our net loss of approximately $8.6 million offset by non-cash expenses of approximately $11.1 million and approximately $1. 2 million from the change in operating assets and liabilities.   Cash flow provided by operating activities during the six months ended June 30, 2009 was approximately $2.4 million, attributable to our net loss of approximately $1.3 million offset by non-cash expenses of approximately $3.6 million and approximately $0.1 million from the change in operating assets and liabilities .

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K /A for the year ended December 31, 2009.  There were no material changes from the risk factors during the six months ended June 30, 2010.

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