Form 10-Q/A
period 2010-09-30
EMAGIN CORP
filed 2011-10-11
CIK 1046995

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

eMagin Corporation
Form 10-Q /A
For the Quarter ended September 30, 2010

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended September 30, 2010, which was originally filed with the Securities and Exchange Commission on November 12, 2010 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 15, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

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

●
Adoption of the two-class method for Earnings Per Share (“EPS”) calculation under ASC 260, “Earnings Per Share” (“ASC 260”).  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security.  Under the two-class method, securities that participate in dividends, such as the Company’s Series B Convertible Preferred stock, are considered ‘participating securities.” The restated financial statements reflect the restated basic and diluted earnings per share, if applicable and weighted average shares outstanding calculations.

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

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010 (Restated) See Note 15 (unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$6,714	$5,295
Short-term investments – held to maturity	2,600	100
Accounts receivable, net	5,231	4,563
Inventory	1,671	2,179
Prepaid expenses and other current assets	599	687
Total current assets	16,815	12,824
Long-term investments – held to maturity	1,000	—
Equipment, furniture and leasehold improvements, net	3,232	1,021
Intangible assets, net	41	43
Other assets	92	92
Total assets	$21,180	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$988	$1,122
Accrued compensation	1,807	956
Other accrued expenses	977	791
Advance payments	125	211
Deferred revenue	154	238
Warrant liability	3,728	34
Other current liabilities	734	891
Total current liabilities	8,513	4,243
Warrant liability	2,757	6,844
Total liabilities	11,270	11,087

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000 at September 30, 2010) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of September 30, 2010 and 5,739 as of December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 19,938,992 shares as of September 30, 2010 and 16,967,244 as of December 31, 2009	20	17
Additional paid-in capital	205,372	193,358
Accumulated deficit	(195,482)	(190,482)
Total shareholders’ equity	9,910	2,893
Total liabilities and shareholders’ equity	$21,180	$13,980

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (Restated) See Note 15	2009	2010 (Restated) See Note 15		2009
Revenue:

Product revenue	$6,936	$5,260		$17,826	$14,560
Contract revenue	1,320	847		4,669	2,543

Total revenue, net	8,256	6,107		22,495	17,103

Cost of goods sold:

Product revenue	2,105	1,996		6,590	5,817
Contract revenue	683	611		2,380	1,528

Total cost of goods sold	2,788	2,607		8,970	7,345

Gross profit	5,468	3,500		13,525	9,758

Operating expenses:

Research and development	511	463		1,888	1,376
Selling, general and administrative	2,054	1,772		6,873	5,083
Total operating expenses	2,565	2,235		8,761	6,459

Income from operations	2,903	1,265		4,764	3,299

Other income (expense):
Interest expense	(21)	(76)		(79)	(417)
Other income, net	2	1		10	41
Change in fair value of warrant liability	723	(3,315)		(9,620)	(6,379)
Total other income ( expense ) , net	704	(3,390)		(9,689)	(6,755)
Income (loss) before provision for income taxes	3,607	(2,125)		(4,925)	(3,456)
Provision for income taxes	56	—		75	—

Net income (loss)	$3,551	$(2,125)		$(5,000)	$(3,456)

Income per share, basic	$0. 13	$(0.13)	$	( 0. 27)	$(0.21)
Income per share, diluted	$0.08	$(0.13)		$(0.27)	$(0.21)

Weighted average number of shares outstanding:

Basic	19,883,029	16,513,101		18,781,185	16,133,646
Diluted	24,244,477	16,513,101		18,781,185	16,133,646

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except for share data)
(unaudited)

	Preferred Stock		Common Stock		Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital (Restated) See Note 15	Accumulated Deficit (Restated) See Note 15		Shareholders’ Equity (Restated) See Note 15
Balance, December 31, 2009	5,739	$—	16,967,244	$17	$193,358		$(190,482)	$2,893

Fair value of warrants reclassified from liability to equity upon exercise					10,013		10,013
Cashless exercise of common stock warrants			2,601,591	2	(2)			—
Conversion of Series B Preferred Stock to common stock	(60)	—	80,000	—	—			—
Issuance of common stock for services			15,363	—	55			55
Exercise of common stock warrants			100,000	1	249			250
Exercise of common stock options			174,794	—	322			322
Stock-based compensation					1,377			1,377
Net loss							5,000	5,000
Balance, September 30, 2010	5,679	$—	19,938,992	$20	$205,372	$	(195,482)	$9,910

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010 (Restated) See Note 15	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,000)	$(3,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52	65
Amortization of deferred financing and waiver fees	—	362
(Reduction of) provision for sales returns and doubtful accounts	(260)	(423)
Stock-based compensation	1,377	926
Amortization of common stock issued for services	61	178
Change in fair value of warrant liability	9,620	6,379
Changes in operating assets and liabilities:
Accounts receivable	(468)	(45)
Inventory	508	309
Prepaid expenses and other current assets	72	(54)
Deferred revenue	(84)	56
Accounts payable, accrued compensation, other accrued expenses, and advance payments	827	(725)
Other current liabilities	(97)	(121)
Net cash provided by operating activities	6,608	3,451
Cash flows from investing activities:
Purchase of equipment	(2,261)	(492)
Purchase of investments – held to maturity	(3,500)	—
Net cash used in investing activities	(5,761)	(492)
Cash flows from financing activities:
Payments of debt	—	(1,654)
Proceeds from exercise of stock options and warrants	572	—
Net cash provided by (used in) financing activities	572	(1,654)
Net increase in cash and cash equivalents	1,419	1,305
Cash and cash equivalents, beginning of period	5,295	2,404
Cash and cash equivalents, end of period	$6,714	$3,709

Cash paid for interest	$76	$67
Cash paid for taxes	$125	$46

Supplemental information of non-cash operating and financing activities:
Common stock issued for services charged to prepaid expenses	$—	$126
Issuance of 2,601,591 shares of common stock for cashless exercise of 3,778,811 warrants in 2010	$—	$—
Conversion of 60 shares of Series B Convertible Preferred Stock into 80,000 shares of common stock in 2010	$—	$—

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

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 to correct errors in the accounting for certain warrants and the calculation of EPS as discussed in Note 15, “Restatement”.

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

Note 3:  Fair Value Measurement Measurement - Restated

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

Recurring Fair Value Estimates

As of September 30, 2010, the certificates of deposits comprising of short-term and long-term investments – held to maturity of $3.6 million are classified as Level 1.

The Company’s recurring fair value measurements of the warrant liability at September 30, 2010 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of September 30, 2010	Level 1	Level 2	Level 3

Warrant liability, current	$3,728	$—	$—	$3,728
Warrant liability, long-term	2,757	—	—	2,757
Total Warrant liability	$6,485	$—	$—	$6,485
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2010	$6,878
Change in fair value of warrants	9,978
Fair value of warrants exercised	(10,013)
Fair value of warrants expired	(358)
Balance as of September 30, 2010	$6,485

For the three months ended September 30, 2010, the change in the fair value of the warrant liability of $0.7 million was recorded as other income and for the nine months ended September 30, 2010, the net change in the fair value of the warrant liability of $9.6 million, was recorded as other expense in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.  The use of this method assumes multiple probabilities.  The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	September 30, 2010	December 31, 2009
Risk-free interest rate	0.27% - 0.64%	0.06% - 2.69%
Expected volatility	73.3% - 97.3%	62.8% - 90.6%
Expected life ( in years)	0.75 – 3.25	0.25 – 4.0
Expected dividend yield	0%	0%

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income (Loss)	$3,551			$(2,125)
Income (loss) allocated to participating securities	$979			$—
Income (loss) allocated to common shares	$2,572	19,883,029	$0.13	$(2,125)	16,513,101	$(0.13)
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	524			—
Diluted potential common shares		4,361,448			—
Income (loss) allocated to common shares	$2,048	24,244,477	$0.08	$(2,125)	16,513,101	$(0.13)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Loss	$(5,000)			$(3,456)
Loss allocated to participating securities	$—			$—
Loss allocated to common shares	$(5,000)	18,781,185	$(0.27)	$(3,456)	16,133,646	$(0.21)
Diluted EPS
Diluted potential common shares		—			—
Loss allocated to common shares	$(5,000)	18,781,185	$(0.27)	$(3,456)	16,133,646	(0.21)

For the three months ended September 30, 2010, the Company has excluded stock options and warrants to acquire 1,271,817 of the Company’s common stock since their effect would be anti-dilutive.  For the nine months ended September 30, 2010, the Company has excluded options, warrants and convertible preferred stock to acquire 16,020,727 of its common stock since their effect would be anti-dilutive.

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

Note 15:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

On January 1, 2009, the Company computed fair value using the Monte Carlo Simulation approach.   The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million. Accordingly as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.   As of September 30, 2010, the Company computed the fair value of the warrant liability as $6.5 million, a decrease of $0.4 million since January 1, 2010.  The change in the warrant liability of $0.4 million was comprised of the change in the fair value of the warrants of $10.0 million offset by the fair value of the expired warrants of $0.4 million and the fair value of the exercised warrants of $10.0 million.  For the nine months ended September 30, 2010, the Company recorded other expense in the Condensed Consolidated Statements of Operations of $9.6 million, the change in fair value of the warrant liability net of the fair value of expired warrants.  The Condensed Consolidated Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

				Fair Value of Warrants as of (in thousands):
Warrant Issuance Dates	Number of Warrants Outstanding as of September 30, 2010	Exercise Price	Warrant Expiration Dates	January 1, 2010	March 31, 2010	June 30, 2010	September 30, 2010

October 25, 2004	—	$2.50	April 25, 2010	$34	$705	$—	$—
July 23, 2007	528,049	$1.03	July 21, 2011	2,222	4,888	1,339	1,140
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,293	3,028	2,932	2,588
April 2, 2008	72,116	$1.13	April 2, 2013	1,041	1,579	217	175
December 22, 2008	1,000,000	$1.03	December 22, 2013	2,288	5,339	2,720	2,582
			Total Fair Value	$6,878	$15,539	$7,208	$6,485

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2010			$6,878
Change in fair value of warrants			9,497
Fair value of warrants exercised	429,331	July 23, 2007	(489)
Fair value of warrants exercised	240,386	April 2, 2008	(347)
Balance as of March 31, 2010			$15,539
Change in fair value of warrants			1,204
Fair value of warrants expired	330,477	October 25, 2004	(358)
Fair value of warrants exercised	319,524	October 25, 2004	(475)
Fair value of warrants exercised	1,533,332	July 23, 2007	(4,189)
Fair value of warrants exercised	480,771	April 2, 2008	(1,501)
Fair value of warrants exercised	875,467	December 22, 2008	(3,012)
Balance as of June 30, 2010			$7,208
Change in fair value of warrants			(723)
Balance as of September 30, 2010			$6,485

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

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010:

Condensed Consolidated Balance Sheet	September 30, 2010	September 30, 2010
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$3,728
Total current liabilities	4,785	8,513
Warrant liability	—	2,757
Total liabilities	$4,785	$11,270

Shareholders’ equity:
Additional paid-in capital	$208,665	$205,372
Accumulated deficit	(192,290)	(195,482)
Total shareholders’ equity	$16,395	$9,910

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
(in thousands except share and per share data)	(As previously reported)	(As restated)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$723	$—	$(9,620)
Total other income (expense)	$(19)	$704	$(69)	$(9,689)
Net income (loss)	$2,828	$3,551	$4,620	$(5,000)
Income (loss) per share, basic	$0.14	$0.13	$0.25	$(0.27)
Income (loss) per share, diluted	$0.09	$0.08	$0.15	$(0.27)

Weighted average number of shares outstanding:
Basic	19,883,029	19,883,029	18,781,185	18,781,185
Diluted	31,816,477	24,244,477	30,680,340	18,781,185

Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2010
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$4,620	$(5,000)
Change in fair value of warrant liability	—	(9,620)
Net cash provided by operating activities	$6,608	$6,608

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, condensed consolidated financial statements and related disclosures for the quarter ended September 30, 2010 for the following:

●
To correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

●
To correct an error in the calculation of earnings per share (“EPS”).  We issued Preferred Stock – Series B which participates in dividends with our common stock: as a result, we should have used the two-class method for calculating EPS.

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

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, income from the licensing of intangible assets and income and expense applicable to the change in fair value of the warrant liability.

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

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at September 30, 2010 and 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in income of approximately $0.7 million for the three months ended September 30, 2010 and a charge of approximately $9.6 million for the nine months ended September 30, 2010 as compared to a charge of approximately $3.3 million and approximately $6.4 million for the three and nine months ended September 30, 2009, respectively. This revaluation resulted in non-cash changes to other income (expense) and had no impact on our cash balances, operations, or operating income.

Net Income (Loss)

For the three months ended September 30, 2010, net income was approximately $ 3.6 million and for the nine months ended September 30, 2010, the net loss was approximately $5.0 million as compared to the net loss of approximately $2.1 million and approximately $3.5 million, respectively, for the three and nine months ended September 30, 2009.  Net loss for the nine months ended September 30, 2010 would have been approximately $4.0 million excluding the $1.0 million one time severance charge.

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

Cash flow provided by operating activities during the nine months ended September 30, 2010 was approximately $6.6 million, attributable to our net loss of approximately $5.0 million offset by non-cash expenses of approximately $10.8 million and approximately $0.8 million from the change in operating assets and liabilities.   Cash flow provided by operating activities during the nine months ended September 30, 2009 was approximately $3.5 million, attributable to our net loss of approximately $3.5 million, change in operating assets and liabilities of approximately $0.6 million offset by non-cash expenses of approximately $7.6 million.

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

(b) Changes in Internal Controls.

Except as stated above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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
(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of October 2011.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
( Principal Executive Officer )

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
( Chief Accounting Officer and Principal Financial Officer)