Form 10-K/A
period 2010-12-31
EMAGIN CORP
filed 2011-10-11
CIK 1046995

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

DOCUMENTS INCORPORATED BY REFERENCE – None

eMAGIN CORPORATION

FORM 10-K /A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2010  which was originally filed with the Securities and Exchange Commission on March 16, 2011 (the “Original 10-K”).  This amendment is being filed mainly to include restated consolidated financial statements as described in Note 17, Restatement, of the Notes to the Consolidated Financial Statements.   The consolidated financial statements are being restated to correct accounting errors as follows:

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

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

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

Situational Awareness. Situational awareness products include head mounted displays which are used to display mapping, logistics and status and handheld imagers for border patrol and training. In certain situations these products are combined with a weapon system in order to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have already been commercially incorporated into a number of military situational awareness programs including: US Army Land Warrior Program, U.S. Army Mounted Warrior Program, US Army Remote Viewer Program, FELIN Fantassin à Equipements et Liaisons Intégrés Program (French Infantryman with Networked Equipment), and Israeli Advanced Integrated Soldier System, among others. OEM products include Intevac Vision Systems’ I-Port™ EX3, I-Port™', Night-Port™  and Binocular 50™.

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

Our accumulated deficit is approximately $192 million as of December 31, 2010.  We achieved profitability for three consecutive quarters in 2010. We can give no assurances that we will continue to be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2009 and until May 17, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol "EMAN".  As of May 18, 2010, our common stock trades on the NYSE Amex under the symbol “EMAN”.   The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2010 (Restated), 2009 and 2008 and the balance sheet data at December 31, 2010 (Restated) and 2009 are derived from our audited financial statements which are included elsewhere in this Form 10-K /A .  The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited financial statements which are not included in this Form 10-K /A .   The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

Consolidated Statements of Operations Data:

	For the Year Ended December 31,
	2010 (Restated)	2009	2008	2007	2006
	(In thousands, except per share data)

Revenue	$30,458	$23,822	$18,739	$17,554	$8,169
Cost of goods sold	12,018	10,175	10,673	12,628	11,359
Gross profit (loss)	18,440	13,647	8,066	4,926	(3,190)
Operating expenses:
Research and development	2,370	1,996	2,081	2,949	4,406
Selling, general and administrative	10,055	6,900	6,254	6,591	8,860
Total operating expenses	12,425	8,896	8,335	9,540	13,266
Income (loss) from operations	6,015	4,751	(269)	(4,614)	(16,456)
Other expense, net	(16,086)	(6,932)	(1,590)	(13,874)	1,190
Net loss prior to income tax provision	(10,071)	(2,181)	(1,859)	(18,488)	(15,266)
Income tax (benefit) expense	(8,931)	90	—	—	—
Net loss	$(1,140)	$(2,271)	$(1,859)	$(18,488)	$(15,266)

Loss per share, basic	$(0.06)	$(0.14)	$(0.13)	$(1.59)	$(1.52)
Loss per share, diluted	$(0.06)	$(0.14)	$(0.13)	$(1.59)	$(1.52)

Shares used in calculation of loss per share:
Basic	19,239,933	16,343,650	14,175,220	11,633,367	10,057,748
Diluted	19,239,933	16,343,650	14,175,220	11,633,367	10,057,748

Consolidated Balance Sheet Data:
(In thousands)
	December 31,
	2010 (Restated)	2009	2008	2007	2006
Cash and cash equivalents	$7,796	$5,295	$2,404	$713	$1,415
Working capital (deficit)	$5,881	$8,581	$3,300	$(4,708)	$(305)
Total assets	$32,702	$13,980	$10,104	$6,648	$7,005
Long-term obligations	$5,158	$6,844	$—	$60	$2,229
Total shareholders’ equity (capital deficit)	$14,697	$2,893	$3,661	$(4,170)	$(1,164)

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

Restatement of Previously Issued Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, audited consolidated financial statements and related disclosures for the year ended December 31, 2010 for the following:

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

	As a Percentage of Total Revenue Year Ended December 31,
	2010 (Restated)	2009	2008
Consolidated Statements of Operations Data:

Revenue	100%	100%	100%
Cost of goods sold	39	43	57
Gross profit	61	57	43
Operating expenses:
Research and development	8	8	11
Selling, general and administrative	33	29	33
Total operating expenses	41	37	44
Income (loss) from operations	20	20	(1)
Other expense	(52)	(29)	(9)
Loss before provision for income taxes	(33)	(9)	(10)
Income tax (benefit) expense	(29)	—	—
Net loss	(4)%	(9)%	(10)%

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

Other (Expense) Income

Other income (expense), net consists primarily of interest income earned on investments, interest expense and other costs related to the debt, miscellaneous income and expense applicable to the change in fair value of the warrant liability.

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

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at December 31, 2010 and 2009 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of approximately $16.0 million for the year ended December 31, 2010 as compared to $6.5 million for the year ended December 31, 2009.  This revaluation resulted in non-cash changes to other income (expense) and had no impact on our cash balances, operations, or operating income.

Income Tax (Benefit) Expense

For the year ended December 31, 2010, income tax benefit was approximately $8.9 million and for the year ended December 31, 2009, the income tax expense was $90 thousand.    For 2010, we incurred $0.13 million of income tax expense related to alternative minimum tax, which is not offset by operating loss carryforwards.  As a result of taxable income over the past two years, we concluded that it was more likely than not that we would continue to generate sufficient taxable income to utilize the benefit from a portion of our net operating loss carryforwards; therefore, we recorded a $9.1 million reduction of our deferred tax asset valuation allowance and corresponding income tax benefit.

Net Loss

Net loss totaled approximately $1.1 million for the year ended December 31, 2010 as compared to approximately $2.3 million for the year ended December 31, 2009.   Net loss for the year ended December 31, 2010 would have been approximately $8.4 million excluding the one-time charges of a $1.1 million severance charge, $0.7 million litigation settlement offer, and the tax benefit of $9.1 million related to the reversal of valuation allowance.

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

For the year ended December 31, 2010, operating activities provided $8.3 million in cash, which was attributable to our net loss of approximately $1.1 million offset by approximately $0.8 million from the change in operating assets and liabilities and the net non-cash expenses of $8.6 million including approximately $9.1 million of non-cash income related to reversal of a portion of a deferred tax valuation allowance and approximately $16.0 million of non-cash loss related to the change in the fair value of the warrant liability.  For the year ended December 31, 2009, net cash provided by operating activities was approximately $5.3 million, attributable to our net loss of approximately $2.3 million and approximately $0.5 million from the change in operating assets and liabilities and offset by non-cash expenses of approximately $8.1 million.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMagin Corporation as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements as of and for the years ended December 31, 2010 and 2009 have been restated to classify certain warrants as liabilities and to reflect the change in fair value of these warrants in the statements of operations, as more fully described in Note 17 to the financial statements.

/s/ EisnerAmper LLP

EisnerAmper LLP

New York, New York
October 6, 2011

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010 (Restated) See Noted 17	2009
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,796	$5,295
Investments – held to maturity	3,100	100
Accounts receivable, net	5,150	4,563
Inventory	1,905	2,179
Prepaid expenses and other current assets	777	687
Total current assets	18,728	12,824
Long-term investments – held to maturity	1,500	—
Equipment, furniture and leasehold improvements, net	3,287	1,021
Intangible assets, net	39	43
Other assets	92	92
Deferred tax asset	9,056	—
Total assets	$32,702	$13,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100	$1,122
Accrued compensation	1,975	956
Other accrued expenses	1,781	791
Advance payments	101	211
Deferred revenue	26	238
Warrant liability	7,694	34
Other current liabilities	170	891
Total current liabilities	12,847	4,243
Warrant liability	5,158	6,844
Total liabilities	18,005	11,087

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of December 31, 2010 and 5,739 issued and outstanding as of December 31, 2009	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 21,210,445 shares as of December 31, 2010 and 16,967,244 shares as of December 31, 2009	21	17
Additional paid in capital	206,298	193,358
Accumulated deficit	(191,622)	(190,482)
Total shareholders’ equity	14,697	2,893
Total liabilities and shareholders’ equity	$32,702	$13,980

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010 (Restated) See Note 17		2009	2008
	(In thousands, except share and per share data)
Revenue:
Product		$23,596	$19,775	$15,730
Contract		6,862	4,047	3,009
Total revenue, net		30,458	23,822	18,739
Cost of goods sold:
Product		8,373	7,865	9,086
Contract		3,645	2,310	1,587
Cost of goods sold		12,018	10,175	10,673
Gross profit		18,440	13,647	8,066
Operating expenses:
Research and development		2,370	1,996	2,081
Selling, general and administrative		10,055	6,900	6,254
Total operating expenses		12,425	8,896	8,335
Income (loss) from operations		6,015	4,751	(269)
Other income (expense):
Interest expense		(115)	(466)	(1,990)
Change in the fair value of warrant liability		(15,987)	(6,533)	—
Other income, net		16	67	400
Total other expense, net		(16,086)	(6,932)	(1,590)
Loss before provision for income taxes		(10,071)	(2,181)	(1,859)
Income tax (benefit) expense		(8,931)	90	—
Net loss	$	(1,140)	$(2,271)	$(1,859)

Loss per common share, basic		$(0.06)	$(0.14)	$(0.13)
Loss per common share, diluted		$(0.06)	$(0.14)	$(0.13)

Weighted average number of shares outstanding:
Basic		19,239,933	16,343,650	14,175,220
Diluted		19,239,933	16,343,650	14,175,220

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital (Restated) See Note 17	Accumulated Deficit (Restated) See Note 17	Total Shareholders’ Equity (Capital Deficit) (Restated) See Note 17
Balance, December 31, 2007	—	$—	12,458,400	$12	$195,131	$(199,313)	$(4,170)
Sale of preferred stock, net of issuance costs	4,033	—	—	—	3,933	—	3,933
Sale of common stock, net of issuance costs	—	—	1,586,539	2	1,578	—	1,580
Debt conversion	1,706	—	717,620	1	1,956	—	1,957
Issuance of common stock for services	—	—	326,400	—	303	—	303
Stock-based compensation	—	—	—	—	928	—	928
Put option waiver	—	—	125,000		150	—	150
Fair value of warrants issued	—	—	—	—	883	—	883
Deemed dividend, put option	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(1,859)	(1,859)
Balance, December 31, 2008	5,739	$—	15,213,959	$15	$204,818	$(201,172)	$3,661
Cumulative effect of change in accounting principle	—	—	—	—	(15,091)	12,961	(2,130)
Fair value of warrants reclassified from liability to equity upon exercise	—	—	—	—	1,785	—	1,785
Issuance of common stock for services	—	—	498,533	—	304	—	304
Expiration of put options	—	—	522,500	1	428	—	429
Exercise of common stock warrants	—	—	726,910	1	(1)	—	—
Exercise of common stock options	—	—	5,342	—	5	—	5
Stock-based compensation	—	—	—	—	1,110	—	1,110
Net loss	—	—	—	—	—	(2,271)	(2,271)
Balance, December 31, 2009	5,739	$—	16,967,244	$17	$193,358	$(190,482)	$2,893
Fair value of warrants reclassified from liability to equity upon exercise					10,013		10,013
Cashless exercise of common stock warrants	—	—	3,518,110	4	(4)	—	—
Conversion of Series B Preferred Stock to common stock	(60)	—	80,000	—	—	—	—
Issuance of common stock for services	—	—	15,363	—	55	—	55
Exercise of common stock warrants	—	—	100,000	—	250	—	250
Exercise of common stock options	—	—	529,728	—	805	—	805
Stock-based compensation	—	—	—	—	1,821	—	1,821
Net loss	—	—	—	—	—	(1,140)	(1,140)
Balance, December 31, 2010	5,679	$—	21,210,445	$21	$206,298	$(191,622)	$14,697

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010 (Restated) See Note 17		2009	2008
	(In thousands except share data)
Cash flows from operating activities:
Net loss		$(1,140)	$(2,271)	$(1,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		86	82	223
Amortization of deferred financing and waiver fees		—	362	1,295
(Reduction of) provision for sales returns and doubtful accounts		(270)	(273)	499
Stock based compensation		1,821	1,110	928
Deferred tax benefit		(9,056)	—	—
Amortization of common stock issued for services		65	233	95
Amortization of discount on notes payable		—	—	25
Gain on settlement		—	(38)	—
Change in the fair value of warrant liability		15,987	6,533	—
Changes in operating assets and liabilities:
Accounts receivable		(377)	(647)	(1,759)
Inventory		274	195	(559)
Prepaid expenses and other current assets		(110)	5	399
Advance payments		(110)	(483)	659
Deferred revenue		(212)	74	(15)
Accounts payable, accrued compensation, and accrued expenses		1,998	285	429
Other current liabilities		(662)	93	(222)
Net cash provided by operating activities		8,294	5,260	138
Cash flows from investing activities:
Purchase of equipment		(2,348)	(718)	(308)
Purchase of investments – held to maturity		(4,500)	(3)	(3)
Net cash used in investing activities		(6,848)	(721)	(311)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs		—	—	3,933
Proceeds from sale of common stock, net of issuance costs		—	—	1,580
Proceeds from exercise of stock options and warrants		1,055	5	—
Borrowings from line of credit		—	—	1,934
Payments related to deferred financing costs		—	—	(117)
Payments of debt and capitalized lease obligations		—	(1,653)	(5,466)
Net cash provided by (used in) financing activities		1,055	(1,648)	1,864
Net increase in cash and cash equivalents		2,501	2,891	1,691
Cash and cash equivalents, beginning of year		5,295	2,404	713
Cash and cash equivalents, end of year		$7,796	$5,295	$2,404

Cash paid for interest		$91	$107	$702
Cash paid for taxes		$164	$138	$44
Supplemental non-cash transactions:
Issuance of common stock for services charged to prepaid expenses		$—	$304	$202
Issuance of 3,518,110 and 726,910 shares of common stock for cashless exercise of 5.1 million and 2.9 million warrants in 2010 and 2009, respectively.	$		$—	$—
Conversion of debt to common stock		$—	$—	$251
Conversion of debt to convertible preferred stock – series B		$—	$—	$1,706
Issuance of 485,000 shares of common stock for deferred financing costs in 2008		$—	$—	$340
Issuance of 1,120,000 shares of common stock underlying warrants for deferred financing costs in 2008.		$—	$—	$715

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

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

In this Amended 10-K, the Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2010 to correct errors in the accounting for certain warrants as discussed in Note 17, “Restatement”.

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

In accordance with ASC 260, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  On December 22, 2008, the Company issued Convertible Preferred Stock – Series B which participates in dividends with the Company’s common stock and is therefore considered to be a participating security.   However, the participating convertible preferred stock is not required to absorb any net loss.Thus, the Company calculates EPS using the two-class method.  The Company does not intend to pay dividends on its common or preferred stock.

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

The following table presents a reconciliation of the numerator and denominator of the basic and diluted EPS calculations (in thousands, except share data):

		For the Years Ended
	2010	2009	2008
Basic and Diluted earnings per share:
Numerator:
Loss allocated to common shares	$(1,140)	$(2,271)	$(1,859)
Loss allocated to participating securities	—	—	—
Net loss	$(1,140)	$(2,271)	$(1,859)
Denominator:
Weighted average shares outstanding for basic and diluted earnings per share	19,239,933	16,343,650	14,175,220

The years ended December 31, 2010, 2009, and 2008 do not include options, warrants, convertible notes, redeemable stock, and participating convertible preferred stock to purchase common equivalent shares of 13,381,742, 19,737,395,  and 22,069,412, respectively, as their effect would be antidilutive.

Comprehensive loss

Companies are required to report as comprehensive income all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income (loss) must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive loss, which were not already in net loss for the years ended December 31, 2010, 2009 and 2008. Accordingly, the Company's comprehensive loss is the same as its net loss for the periods presented.

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

Recurring Fair Value Estimates

As of December 31, 2010, the certificates of deposit comprising of short-term and long-term investments – held to maturity of $4.6 million are classified as Level 1.

The Company’s recurring fair value measurements of the warrant liability at December 31, 2010 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3

Warrant liability, current	$7,694	$—	$—	$7,694
Warrant liability, long-term	5,158	—	—	5,158
Total Warrant liability	$12,852	$—	$—	$12,852
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2010	$6,878
Change in fair value of warrants	16,345
Fair value of warrants exercised	(10,013)
Fair value of warrants expired	(358)
Balance as of December 31, 2010	$12,852

For the year ended December 31, 2010, the change in the fair value of the warrant liability of $16.0 million, net of $358,000 due to the expiration of certain warrants, was recorded as other expense in the accompanying consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	December 31, 2010	December 31, 2009
Risk-free interest rate	0.19% - 1.02%	0.06% - 2.69%
Expected volatility	71.9% - 79.2%	62.8% - 90.6%
Expected life ( in years)	0.50 – 3.0	0.25 – 4.0
Expected dividend yield	0%	0%

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

Note 9 - INCOME TAXES  - Restated

Loss before income taxes consists of the following (in thousands):

	For the years ended December 31,
	2010 (Restated)	2009	2008
Domestic	$(1,140)	$(2,271)	$(1,859)
Total	$(1,140)	$(2,271)	$(1,859)

The federal income tax (benefit) provision is summarized as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Current:
Federal	$125	$90	$-
Total current tax expense	125	90	-
Deferred:
Federal	(9,056)	-	-
Total deferred tax benefit	(9,056)	-	-
Total tax (benefit) expense	$(8,931)	$90	$-

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2010 (Restated)	2009	2008
U.S. Federal income tax (benefit) at federal statutory rate	(34)%	(34)%	(34	) %
Change in valuation allowance	(108)%	(62)%	(43	) %
Change in effective state tax rate	—%	(3)%	75%
Change in the fair value of warrant liability	54%	102%	—%
Other, net	(1)%	1%	2%
Effective tax rate	(89)%	4%	0%

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

On May 21, 2010, the court granted eMagin's motion to dismiss regarding the claim for misrepresentation and the Washington Wage Claim.  The Chief Financial Officer's motion to dismiss was also granted relating to the following claims against him: the Washington Wage Claims, breach of contract, breach of promises of specific treatment in specific circumstances, breach of the duty of good faith and fair dealing, and promissory estoppel.  With respect to the undismissed claims, the litigation is ongoing.  The Company denies the allegations raised in the Complaint.   In January 2011, the Company made a final settlement offer to Mr. Jones of $650 thousand.    As of December 31, 2010, the settlement offer was recorded as a liability on the Company’s Consolidated Balance Sheet and included in selling, general, and administrative expense on the Company’s Consolidated Statements of Operations.  To date, the settlement offer has not been accepted and no final settlement or outcome of this matter has been reached.

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

Note 17:  Restatement

In this Amended 10-K, eMagin restated its previously issued consolidated financial statements as of and for the year ended December 31, 2010 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach.  The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million.  Accordingly, as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.  As of December 31, 2009, the Company computed the fair value of the warrant liability as $6.9 million, an increase of $4.7 million from January 1, 2009. The change in the warrant liability of $4.7 million was comprised of the change in the fair value of the warrants of $6.5 million offset by the fair value of the expired warrants of $0.02 million and the fair value of the exercised warrants of $1.8 million.  For the year ended December 31, 2009, the Company recorded other expense in the Consolidated Statements of Operations of $6.5 million, the change in fair value of the warrant liability net of the fair value of expired warrants. As of December 31, 2010, the Company computed the fair value of the warrant liability as $12.9 million, an increase of $5.9 million from January 1, 2010.  The change in the warrant liability of $5.9 million was comprised of the change in the fair value of the warrants of $16.3 million offset by the fair value of the expired warrants of $0.4 million and the fair value of the exercised warrants of $10.0 million.  For the year ended December 31, 2010, the Company recorded other expense in the Consolidated Statements of Operations of $16.0 million, the change in fair value of the warrant liability net of the fair value of expired warrants.  The Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

				Fair Value of Warrants as of (in thousands):
Warrant Issuance Dates	Number of Warrants Outstanding as of December 31, 2010	Exercise Price	Warrant Expiration Dates	January 1, 2010	December 31, 2010

October 25, 2004	—	$2.50	April 25, 2010	$34	$—
July 23, 2007	528,049	$1.03	July 21, 2011	2,222	2,560
July 23, 2007	1,000,000	$0.48	July 21, 2011	1,293	5,135
April 2, 2008	72,116	$1.13	April 2, 2013	1,041	347
December 22, 2008	1,000,000	$1.03	December 22, 2013	2,288	4,810
			Total Fair Value	$6,878	$12,852

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2010			$6,878
Change in fair value of warrants			16,345
Fair value of warrants expired	330,477	October 25, 2004	(358)
Fair value of warrants exercised	429,331	July 23, 2007	(489)
Fair value of warrants exercised	240,386	April 2, 2008	(347)
Fair value of warrants exercised	319,524	October 25, 2004	(475)
Fair value of warrants exercised	1,533,332	July 23, 2007	(4,189)
Fair value of warrants exercised	480,771	April 2, 2008	(1,501)
Fair value of warrants exercised	875,467	December 22, 2008	(3,012)
Balance as of December 31, 2010			$12,852

Additionally, under ASC 260, “Earnings Per Share”, entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute basic EPS.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  However, the participating convertible preferred stock is not required to absorb any net loss.  The Company has Convertible Preferred Stock - Series B which participates in dividends with the Company’s common stock and therefore the Company should have calculated its quarterly interim EPS using the two-class method. Certain unaudited interim consolidated financial statements have been restated to reflect EPS calculated using the two-class method. (See Note 18)

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

Consolidated Balance Sheet	December 31, 2010	December 31, 2010
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$7,694
Total current liabilities	5,153	12,847
Warrant liability	—	5,158
Total liabilities	$5,153	$18,005

Shareholders’ equity:
Additional paid-in capital	$209,591	$206,298
Accumulated deficit	(182,063)	(191,622)
Total shareholders’ equity	$27,549	$14,697

Consolidated Statements of Operations	For the Year Ended December 31, 2010
(in thousands except share and per share data)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(15,987)
Total other expense	$(99)	$(16,086)
Net income (loss)	$14,847	$(1,140)
Income (loss) per share, basic	$0.77	$(0.06)
Income (loss) per share, diluted	$0.49	$(0.06)

Weighted average number of shares outstanding:
Basic	19,239,933	19,239,933
Diluted	30,422,133	19,239,933

Consolidated Statements of Cash Flows	For the Year Ended December 31, 2010
(in thousands)	(As previously reported)	(As restated)

Net income (loss)	$14,847	$(1,140)
Change in fair value of warrant liability	—	15,987
Net cash provided by operating activities	$8,294	$8,294

Note 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2010 (Restated) and 2009 are as follows (in thousands except share data):

	Quarters Ended
	March 31, 2010 (Restated)	June 30, 2010 (Restated)	September 30, 2010 (Restated)	December 31, 2010 (Restated)
Revenues	$5,927	$8,312	$8,256	$7,963
Gross margin	$3,318	$4,739	$5,468	$4,915
Net (loss) income before provision for income tax	$(8,616)	$84	$3,607	$(5,146)
Net (loss) income	$(8,617)	$66	$3,551	$3,860 (1)
Net (loss) income per share – basic	$(0.50)	$0.00	$0.13	$0.14
Net ( loss) income per share – diluted	$(0.50)	$0.00	$0.08	$0.13
Weighted average number of shares outstanding – basic	17,109,706	19,338,241	19,883,029	20,583,516
Weighted average number of shares outstanding –diluted	17,109,706	22,258,364	24,244,477	22,594,197

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$5,144	$5,852	$6,107	$6,719
Gross margin	$2,459	$3,799	$3,500	$3,889
Net (loss) income before provision for income tax	$(419)	$(912)	$(2,125)	$1,275
Net (loss) income	$(419)	$(912)	$(2,125)	$1,185
Net (loss) income per share – basic	$(0.03)	$(0.06)	$(0.13)	$0.05
Net (loss) income per share – diluted	$(0.03)	$(0.06)	$(0.13)	$0.04
Weighted average number of shares outstanding – basic	15,860,517	16,186,482	16,513,101	16,964,544
Weighted average number of shares outstanding –diluted	15,860,517	16,186,482	16,513,101	19,956,571

(1)	Included in net income for the three months ended December 31, 2010 is the tax benefit of $9.1 million related to the reversal of the deferred tax valuation allowance. See Note 9 – Income Taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2010.

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

Management’s Assessment

For the year ended December 31, 2010, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the following:

Restatement of Consolidated Financial Statements

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

(c) Changes in Internal Control over Financial Reporting

Other than mentioned above , there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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

Directorships

Except as otherwise reported above, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years

Family Relationships

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2010, and each person who served as an executive officer of eMagin Corporation as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option awards						Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised options		Options exercise price	Option expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and principal position	Exercisable	Unexercisable	(#	)	($)	Date	(#)		($)	(#)	($)
Andrew G. Sculley, President and Chief Executive Officer	409,800	-	409,800		0.81	June 2, 2015		-	-	-	-
	12,898	12,898	25,796		1.94	March 3, 2017		-	-	-	-
Paul Campbell, Chief Financial Officer
	136,667	113,333	250,000		1.09	May 8, 2014		-	-	-	-
	11,367	11,366	22,733		1.94	March 3, 2017		-	-	-	-

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

Potential Payments Upon Termination or Change-in-Control

The following table sets forth information regarding potential payments and benefits our principal executive officers would receive upon termination of employment under specified circumstances, assuming that the triggering event in question occurred on December 31, 2010, the last business day of the fiscal year:
Name	Voluntary Resignation w/o Good Reason		Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause	Involuntary Termination with a Change in Control
Andrew G. Sculley
Cash severance		$—	$320,000	(1)	$320,000	(1)	$—	$320,000	(1)
Vesting of stock options		$—	$52,366	(2)	$52,366	(2)	$—	$52,366	(2)

Paul Campbell
Cash severance		$—	$282,000	(1)	$282,000	(1)	$—	$282,000	(1)
Vesting of stock options	$		$602,615	(2)	$602,615	(2)	$—	$602,615	(2)

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2010 (Restated) and 2009.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2010 (Restated) , 2009 and 2008.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended December 31, 2010 (Restated) , 2009 and 2008.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 (Restated), 2009 and 2008.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

A.  Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 67 to 70 are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of October, 2011 .

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on October 7, 2011 , on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Chief Accounting Officer and Principal Financial Officer)

Chairman of the Board, Director
Jill J. Wittels

/s/ Irwin Engelman	Director
Irwin Engelman

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

/s/ Dr. Leslie Polgar	Director
Dr. Leslie Polgar

/s/ Brig. Gen. Stephen Seay	Director
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

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Registrant’s 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission on March 14, 2011).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** The confidential portions of the exhibit has been omitted and filed separately with the Securities and Exchange Commission