Form 10-Q/A
period 2011-03-31
EMAGIN CORP
filed 2011-10-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission on May 12, 2011 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 16, Restatement, of the Notes to the Condensed Consolidated Financial Statements.  The condensed consolidated financial statements are being restated to correct accounting errors as follows:

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

eMagin Corporation
Form 10-Q /A
For the Quarter ended March 31, 2011

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2011 (Restated) See Note 16 (unaudited)	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$7,763	$7,796
Short-term investments – held to maturity	3,500	3,100
Accounts receivable, net	4,698	5,150
Inventory	2,149	1,905
Prepaid expenses and other current assets	704	777
Total current assets	18,814	18,728
Long-term investments – held to maturity	1,750	1,500
Equipment, furniture and leasehold improvements, net	3,538	3,287
Intangible assets, net	38	39
Other assets	92	92
Deferred tax asset	9,056	9,056
Total assets	$33,288	$32,702

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,324	$1,100
Accrued compensation	1,811	1,975
Other accrued expenses	1,488	1,781
Advance payments	239	101
Deferred revenue	24	26
Warrant liability	7,536	7,694
Other current liabilities	175	170
Total current liabilities	12,597	12,847
Warrant liability	5,966	5,158
Total liabilities	18,563	18,005

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,679,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,679 issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 21,616,708 shares as of March 31, 2011 and 21,210,445 as of December 31, 2010	22	21
Additional paid-in capital	209,664	206,298
Accumulated deficit	(194,961)	(191,622)
Total shareholders’ equity	14,725	14,697
Total liabilities and shareholders’ equity	$33,288	$32,702
See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2011 (Restated) See Note 16	2010

Revenue:
Product	$4,310	$4,486
Contract	1,131	1,441
Total revenue, net	5,441	5,927

Cost of goods sold:
Product	2,609	1,845
Contract	586	764
Total cost of goods sold	3,195	2,609
Gross profit	2,246	3,318

Operating expenses:
Research and development	532	734
Selling, general and administrative	2,141	1,682
Total operating expenses	2,673	2,416
(Loss) income from operations	(427)	902

Other income (expense):
Interest expense, net	(29)	(28)
Other income, net	16	7
Change in fair value of warrant liability	(3,057)	(9,497)
Total other expense, net	(3,070)	(9,518)
Loss before (benefit from) provision for income taxes	(3,497)	(8,616)
(Benefit from) provision for income taxes	(158)	1
Net loss	$(3,339)	$(8,617)

Loss per common share, basic	$(0.16)	$(0.50)
Loss per common share, diluted	$(0.16)	$(0.50)

Weighted average number of common shares outstanding:
Basic	21,522,716	17,109,706
Diluted	21,522,716	17,109,706

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital (Restated) See Note 16	Accumulated Deficit (Restated) See Note 16	Total Shareholders’ Equity (Restated) See Note 16
Balance, December 31, 2010	5,679	$—	21,210,445	$21	$206,298	$(191,622)	$14,697

Fair value of warrants reclassed from liability to equity upon exercise	—	—	—	—	2,407	—	2,407
Cashless exercise of common stock warrants	—	—	310,897	—	—	—	—
Exercise of common stock warrants	—	—	72,116	1	81	—	82
Exercise of common stock options	—	—	23,250	—	22	—	22
Stock-based compensation	—	—	—	—	856	—	856
Net loss	—	—	—	—	—	(3,339)	(3,339)
Balance, March 31, 2011	5,679	$—	21,616,708	$22	$209,664	$(194,961)	$14,725

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011 (Restated) See Note 16	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,339)	$(8,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34	16
Reduction of provision for sales returns and doubtful accounts	(204)	(161)
Deferred tax benefit	(150)	—
Stock-based compensation	856	433
Amortization of common stock issued for services	—	1
Change in fair value of warrant liability	3,057	9,497
Changes in operating assets and liabilities:
Accounts receivable	656	303
Inventory	(244)	(14)
Prepaid expenses and other current assets	73	(53)
Deferred revenue	(2)	128
Accounts payable, accrued compensation, other accrued expenses, advance payments, and other current liabilities	60	(67)
Net cash provided by operating activities	797	1,466
Cash flows from investing activities:
Purchase of equipment	(284)	(763)
Purchase of investments – held to maturity	(650)	—
Net cash used in investing activities	(934)	(763)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	104	—
Net cash provided by financing activities	104	—
Net (decrease) increase in cash and cash equivalents	(33)	703
Cash and cash equivalents, beginning of period	7,796	5,295
Cash and cash equivalents, end of period	$7,763	$5,998

Cash paid for interest	$15	$15
Cash paid for taxes	$—	$115

Issuance of 310,897 and 334,608 shares of common stock for cashless exercise of 380,511 and 669,717 warrants in 2011 and 2010, respectively	$—	$—

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

In this Amended 10-Q, the Company restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2011 to correct errors in the accounting for certain warrants as discussed in Note 16, “Restatement”.

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at March 31, 2011 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of March 31, 2011	Level 1	Level 2	Level 3

Warrant liability, current	$7,536	$—	$—	$7,536
Warrant liability, long-term	5,966	—	—	5,966
Total Warrant liability	$13,502	$—	$—	$13,502
Note:  Classification is based on warrant expiration date.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2011	$12,852
Change in fair value of warrants	3,057
Fair value of warrants exercised	(2,407)
Balance as of March 31, 2011	$13,502

For the three months ended March 31, 2011, the change in fair value of the warrant liability of $3.1 million was included in other expense in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The use of this method assumes multiple probabilities. The following additional assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	March 31, 2011	December 31, 2010
Risk-free interest rate	0.09% - 1.29%	0.19% - 1.02%
Expected volatility	72.1% - 74.7%	71.9% - 79.2%
Expected life ( in years)	0.25 – 2.75	0.50 – 3.0
Expected dividend yield	0%	0%

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net Loss	$(3,339)			$(8,617)
Loss allocated to participating securities	$—			$—
Loss allocated to common shares	$(3,339)	21,522,716	$(0.16)	$(8,617)	17,109,706	$(0.50)
Diluted EPS
Diluted potential common shares		—			—
Loss allocated to common shares	$(3,339)	21,522,716	$(0.16)	$(8,617)	17,109,706	$(0.50)

For the three months ended March 31, 2011 and 2010, the Company has excluded stock options, warrants and convertible preferred stock to acquire 14,195,375 and 19,463,750 shares, respectively , of our common stock from the computation of diluted loss per share because their effect would be antidilutive

Note 6:  Inventory

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

Note 16:  Restatement

In this Amended 10-Q, eMagin restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2011 to correct errors in the accounting for certain warrants and the calculation of EPS.  The Company determined that certain warrants (“Warrants”) issued contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the provisions of ASC 815.  Authoritative guidance, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning January 1, 2009, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each reporting date, computed using the Monte Carlo Simulation approach.  Thereafter, changes in the warrant liability from period to period should have been recorded in the condensed consolidated statements of operations.  Effective January 1, 2009, the Company should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach.   The fair value as of the issuance date was $15.1 million and as of January 1, 2009 was $2.1 million. Accordingly as of January 1, 2009, the Company recorded a warrant liability of $2.1 million, reduction in additional paid-in capital of $15.1 million and a reduction in accumulated deficit of $13.0 million.  As of March 31, 2011, the Company computed the fair value of the warrant liability as $13.5 million, an increase of $0.7 million.  The change in the warrant liability of $0.7 million was comprised of the change in the fair value of the warrants of $3.1 million offset by the fair value of the exercised warrants of $2.4 million. The change in the fair value from January 1, 2011 through March 31, 2011 of $3.1 million was recorded as other expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011.  The Condensed Consolidated Statement of Changes in Shareholders’ Equity, Condensed Consolidated Statements of Cash Flows, and Notes to the Condensed Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants Outstanding as of March 31, 2011	Exercise Price	Warrant Expiration Dates	Fair Value of Warrants at January 1, 2011 (in thousands)	Fair Value of Warrants at March 31, 2011 (in thousands)

July 23, 2007	201,384	$1.03	July 21, 2011	$2,560	$1,205
July 23, 2007	1,000,000	$0.48	July 21, 2011	5,135	6,331
April 2, 2008	—	$1.13	April 2, 2013	347	—
December 22, 2008	1,000,000	$1.03	December 22, 2013	4,810	5,966
			Total Fair Value	$12,852	$13,502

The table below is a reconciliation of the beginning and ending balances for the warrant liability:

	Number of Warrants	Warrant Issuance Dates	Fair Value of Warrants (in thousands)
Balance as of January 1, 2011			$12,852
Change in fair value of warrants			3,057
Fair value of warrants exercised	326,665	July 23, 2007	(1,975)
Fair value of warrants exercised	72,116	April 2, 2008	(432)
Balance as of March 31, 2011			$13,502

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

The following tables summarize the effects of the restatement on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011:

Condensed Consolidated Balance Sheet	March 31, 2011	March 31, 2011
(in thousands)	(As previously reported)	(As restated)

Warrant liability	$—	$7,536
Total current liabilities	5,211	12,597
Warrant liability	—	5,966
Total liabilities	$5,211	$18,563

Shareholders’ equity:
Additional paid-in capital	$210,550	$209,664
Accumulated deficit	(182,345)	(194,961)
Total shareholders’ equity	$28,227	$14,725

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2011
(in thousands except share and per share data)	(As previously reported)	(As restated)

Change in fair value of warrant liability	$—	$(3,057)
Total other expense	$(13)	$(3,070)
Net loss	$(282)	$(3,339)
Loss per share, basic	$(0.01)	$(0.16)
Loss per share, diluted	$(0.01)	$(0.16)

Weighted average number of shares outstanding:
Basic	21,522,716	21,522,716
Diluted	21,522,716	21,522,716

Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2011
(in thousands)	(As previously reported)	(As restated)

Net loss	$(282)	$(3,339)
Loss from change in fair value of warrant liability	—	3,057
Net cash provided by operating activities	$797	$797

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and results of operations, condensed consolidated financial statements and related disclosures for the quarter ended March 31, 2011 for the following:

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

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, income from the licensing of intangible assets, and expense applicable to the change in the fair value of the warrant liability.

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

Change in Fair Value of Warrant Liability.  In accordance with ASC 815, adopted January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities.  As a result of this reclassification, the accounting guidance requires revaluation of this liability every reporting period.  The fair value of the liability at March 31, 2011 and 2010 was measured by using the Monte Carlo Simulation model.  The revaluation resulted in a charge of approximately $3.1 million for the three months ended March 31, 2011 as compared to a charge of approximately $9.5 million for the three months ended March 31, 2010.  This revaluation resulted in non-cash changes to other income (expense) and had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $13.0 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”) as compared to $12.4 million at December 31, 2010.  Of the $13.0 million in cash, approximately $5.3 million was invested in CDs.

Cash flow provided by operating activities during the three months ended March 31, 2011 was approximately $0.8 million, approximately $0.5 million was from the change in operating assets and liabilities and net non-cash expenses of approximately $3.6 million offset by the net loss of approximately $3.3 million.  Cash flow provided by operating activities during the three months ended March 31, 2010 was approximately $1.5 million, approximately $0.3 million was from the change in operating assets and liabilities and net non-cash expenses of $9.8 million offset by the net loss of $8.6 million .

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K /A for the year ended December 31, 2010.  There were no material changes from the risk factors during the three months ended March 31, 2011.

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