Form 10-Q
period 2011-06-30
EMAGIN CORP
filed 2011-10-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

The number of shares of common stock outstanding as of July 31, 2011 was 23,293,586.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2011

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2011 (unaudited)	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$6,878	$7,796
Short-term investments	5,250	3,100
Accounts receivable, net	5,230	5,150
Inventory	2,089	1,905
Prepaid expenses and other current assets	789	777
Total current assets	20,236	18,728
Long-term investments	500	1,500
Equipment, furniture and leasehold improvements, net	4,053	3,287
Intangible assets, net	37	39
Other assets	92	92
Deferred tax asset	9,056	9,056
Total assets	$33,974	$32,702

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,078	$1,100
Accrued compensation	1,594	1,975
Other accrued expenses	1,225	1,781
Advance payments	108	101
Deferred revenue	140	26
Warrant liability	6,165	7,694
Other current liabilities	210	170
Total current liabilities	10,520	12,847
Warrant liability	4,664	5,158
Total liabilities	15,184	18,005

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2011 and 5,679 issued and outstanding as of December 31, 2010	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 22,128,858 shares as of June 30, 2011 and 21,210,445 as of December 31, 2010	22	21
Additional paid-in capital	210,757	206,298
Accumulated deficit	(191,989)	(191,622)
Total shareholders’ equity	18,790	14,697
Total liabilities and shareholders’ equity	$33,974	$32,702

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:

Product	$5,948	$6,404	$10,258	$10,890
Contract	1,501	1,908	2,632	3,349

Total revenue, net	7,449	8,312	12,890	14,239

Cost of goods sold:

Product	3,043	2,640	5,652	4,485
Contract	780	933	1,366	1,697

Total cost of goods sold	3,823	3,573	7,018	6,182

Gross profit	3,626	4,739	5,872	8,057

Operating expenses:

Research and development	774	643	1,306	1,377
Selling, general and administrative	2,228	3,137	4,369	4,819
Total operating expenses	3,002	3,780	5,675	6,196

Income from operations	624	959	197	1,861

Other income (expense):
Interest expense	(30)	(30)	(59)	(58)
Interest income	13	1	29	8
Change in fair value of warrant liability	2,577	(846)	(480)	(10,343)
Total other income (expense), net	2,560	(875)	(510)	(10,393)
Income (loss) before provision for income taxes	3,184	84	(313)	(8,532)
Provision for income taxes	213	18	54	19

Net income (loss)	$2,971	$66	$(367)	$(8,551)

Income (loss) per share, basic	$0.10	$0.00	$(0.02)	$(0.47)
Income (loss) per share, diluted	$0.01	$0.00	$(0.02)	$(0.47)

Weighted average number of shares outstanding:

Basic	21,853,631	19,338,241	21,688,174	18,230,129
Diluted	25,717,758	21,401,423	21,688,174	18,230,129

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	5,679	$—	21,210,445	$21	$206,298	$(191,622)	$14,697

Fair value of warrants reclassified from liability to equity upon exercise	—	—	—	—	2,503	—	2,503

Cashless exercise of common stock warrants	—	—	321,935	—	—	—	—

Cashless exercise of common stock options	—	—	49,685	—	—	—	—

Conversion of Series B Preferred Stock to common stock	(20)	—	26,666	—	—	—	—

Exercise of common stock warrants	—	—	72,116		81	—	81

Exercise of common stock options	—	—	448,011	1	514	—	515

Stock-based compensation	—	—	—	—	1,361	—	1,361

Net loss	—	—	—	—	—	(367)	(367)

Balance, June 30, 2011	5,659	$—	22,128,858	$22	$210,757	$(191,989)	$18,790

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(367)	$(8,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70	35
Reduction of provision for sales returns and doubtful accounts	(204)	(260)
Stock-based compensation	1,361	950
Amortization of common stock issued for services	—	63
Change in the fair value of warrant liability	480	10,343
Changes in operating assets and liabilities:
Accounts receivable	124	(342)
Inventory	(184)	634
Prepaid expenses and other current assets	(12)	163
Deferred revenue	114	(121)
Accounts payable, accrued compensation, other accrued expenses, advance payments, and other current liabilities	(912)	833
Net cash provided by operating activities	470	3,747
Cash flows from investing activities:
Purchase of equipment	(834)	(1,009)
Purchase of investments – held to maturity	(1,150)	(3,500)
Net cash used in investing activities	(1,984)	(4,509)
Cash flows from financing activities:
Proceeds from exercise of stock options	515	121
Proceeds from exercise of stock warrants	81	250
Net cash provided by financing activities	596	371
Net decrease in cash and cash equivalents	(918)	(391)
Cash and cash equivalents, beginning of period	7,796	5,295
Cash and cash equivalents, end of period	$6,878	$4,904

Cash paid for interest	$30	$25
Cash paid for taxes	$15	$40

Issuance of 321,935 and 2,601,591 shares of common stock for cashless exercise of 395,229 and 3,778,811 warrants in 2011 and 2010, respectively	$—	$—
Conversion of 20 and 60 shares of Series B Convertible Preferred Stock for 26,666 and 80,000 shares of common stock in 2011 and 2010, respectively.	$—	$—
Issuance of 49,685 shares of common stock for cashless exercise of 60,000 stock options in 2011.	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company also earns revenues from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Revenues relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis).  Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

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

Investments

Investments are certificates of deposit in financial institutions carried at cost on the accompanying balance sheet.

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

Warrant liability

eMagin accounts for its warrants that contain anti-dilution provisions for the holder as a liability.   The fair value of the warrant liability is estimated each period using the Monte Carlo Simulation approach using the following assumptions:  risk-free interest rate, expected volatility, expected life, and expected dividend yield.  The changes in the fair value of the warrant liability from period to period are recorded in other income and expense on the condensed consolidated statements of operations.

Note 2:  Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company's fiscal year beginning January 1, 2012. The Company does not expect the guidance to impact its consolidated financial statements.

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company's interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at June 30, 2011 were as follows (in thousands):

		Fair Value Measurement Using
	Fair Value as of June 30, 2011	Level 1	Level 2	Level 3

Warrant liability, current	$6,615	$—	$—	$6,615
Warrant liability, long-term	4,664	—	—	4,664
Total Warrant liability	$10,829	$—	$—	$10,829

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for warrant liability measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2011	$12,852
Change in fair value of warrants	480
Fair value of warrants exercised	(2,503)
Balance as of June 30, 2011	$10,829

For the three months ended June 30, 2011, the change in fair value of the warrant liability of $2.6 million was recorded as other income and for the six months ended June 30, 2011, the change in the fair value of the warrants liability of $0.5 million was recorded as other expense in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The following assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	June 30, 2011	December 31, 2010
Risk-free interest rate	0.03% - 0.81%	0.19% - 1.02%
Expected volatility	60.8% - 71.1%	71.9% - 79.2%
Expected life ( in years)	0.06 – 2.50	0.50 – 3.0
Expected dividend yield	0%	0%

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

The allowance for doubtful accounts reflects an estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the trade accounts receivable are past due, historical experience, the customer's current ability to pay its obligations, and the condition of the general economy and the industry as a whole.   The Company will record a specific reserve for individual accounts when the Company becomes aware of a customer's inability to meet its financial obligations, deterioration in the customer's operating results or financial position, or deterioration in the customer’s credit history. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.   Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote

Receivables consisted of the following (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010
Accounts receivable	$5,400	$5,524
Less allowance for doubtful accounts	(170)	(374)
Net receivables	$5,230	$5,150

Note 5:  Net Income (Loss) per Common Share

Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted income (loss) per share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

Entities that have issued securities other than common stock that participate in dividends with the common stock (“participating securities”) are required to apply the two-class method to compute EPS.  The two-class method is an earnings allocation method under which basic and diluted EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period.  On December 22, 2008, the Company issued Preferred Stock – Series B which participates in dividends with the Company’s common stock and is therefore considered to be a participating security.   Thus, the Company calculates basic and diluted EPS using the two-class method.  The Company does not intend to pay dividends on its common or preferred stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2011 (unaudited)			Three Months Ended June 30, 2010 (unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$2,971			$66
Income allocated to participating securities	$763			$19
Income allocated to common shares	$2,208	21,853,631	$0.10	$47	19,338,241	$0.00
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	1,921
Diluted potential common shares		3,864,127			2,063,182
Income allocated to common shares	$287	25,717,758	$0.01	$47	21,401,423	$0.00

	Six Months Ended June 30, 2011 (unaudited)			Six Months Ended June 30, 2010 (unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Loss	$(367)			$(8,551)
Loss allocated to participating securities	$—			$—
Loss allocated to common shares	$(367)	21,689,087	$(0.02)	$(8,551)	18,230,129	$(0.47)
Diluted EPS
Diluted potential common shares		—			—
Loss allocated to common shares	$(367)	21,689,087	$(0.02)	$(8,551)	18,230,129	$(0.47)

For the three months ended June 30, 2011, there were stock options outstanding to acquire 1,180,508 shares of the Company’s common stock which were excluded from the computation of its diluted earnings per share as their effect would be antidilutive.  For the six months ended June 30, 2011, the Company has excluded stock options, warrants and convertible preferred stock to acquire 13,763,041 shares of the Company’s common stock since their effect would be anti-dilutive.

For the three months ended June 30, 2010, the Company has excluded stock options and warrants to acquire 5,060,982 shares, respectively, of the Company’s common stock since their effect would be anti-dilutive.   For the six months ended June 30, 2010, the Company has excluded options, warrants and convertible preferred stock to acquire 15,899,557 of its common stock since their effect would be anti-dilutive.

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

The components of inventories are as follows (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010
Raw materials	$1,294	$748
Work in process	437	681
Finished goods	358	476
Total inventory	$2,089	$1,905

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010
Vendor prepayments	$63	$83
Other prepaid expenses *	726	694
Total prepaid expenses and other current assets	$789	$777
*No individual amounts greater than 5% of current assets.

Note 8:  Debt

At June 30, 2011, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the line of credit is equal to the Prime Rate plus 4.00% but may not be less than 7.25% with a minimum monthly interest payment of $5,000.  The term of the agreement with Access is for one year and automatically renews for successive one year terms unless, at least 60 days prior to the end of the current term, the Company gives Access prior written notice of its intent not to renew or if Access, at least ten days prior to the end of the current term, gives the Company written notice of its intent not to renew. The renewal date is September 1, 2011.  See Note 14:  Subsequent Events for information regarding the renewal of the Company’s line of credit. The Company paid $30,000 in loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of June 30, 2011, $25,000 has been amortized to interest expense.  The Company’s obligations under the agreement are secured by its assets.    For the three and six months ended June 30, 2011, the Company had not borrowed on its line of credit.

Note 9:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Cost of revenue	$61	$30	$86	$127
Research and development	130	26	149	128
Selling, general and administrative	314	461	1,126	695
Total stock compensation expense	$505	$517	$1,361	$950

At June 30, 2011, total unrecognized compensation costs related to stock options was approximately $4.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.9 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.   There were 12,500 options granted to consultants in the three and six months ended June 30, 2011 which were fully vested upon grant.  In May 2009, there were 60,000 options granted to consultants, of which the unvested options were remeasured to the current fair market value at June 30, 2011.  The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees:  dividend yield – 0%; risk free interest rates – 0.96% to 2.32%; expected volatility – 69.7 % to 85.7%; and expected term – 3-5 years.

During the three and six month periods ended June 30, 2011, there were 97,931 and 1,392,108 stock options, respectively, granted to employees and directors.  During the three and six month periods ended June 30, 2010, there were 168,700 and 616,885 stock options, respectively,  granted to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended June 30,
	2011	2010
Dividend yield	0%	0%
Risk free interest rates	1.04-2.37%	1.34 to 2.57%
Expected volatility	67.1 to 85.7%	80.6 to 86.9%
Expected term (in years)	3.5 to 5.5	3.5 to 5

The Company has not declared or paid any dividends and does not currently expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

For the six months ended June 30, 2011, 200,000 options were granted to employees from the 2008 Incentive Stock Plan (“2008 Plan”) with a fair value of approximately $0.8 million and 1,192,108 options were granted to employees and directors from the 2003 Stock Option Plan (“2003 Plan”) with a fair value of approximately $4.8 million.  The weighted average fair value per share for options granted in the first six months of 2011 was $3.95.

A summary of the Company’s stock option activity for the six months ended June 30, 2011 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,152,114	$1.71
Options granted	1,404,608	7.49
Options exercised	(497,696)	1.14
Options forfeited	(4,130)	21.87
Options cancelled	(23,852)	2.17
Outstanding at June 30, 2011	4,031,044	$3.77	5.90	$11,316,777
Vested or expected to vest at June 30, 2011 (1)	3,948,424	$3.70	5.92	$11,293,742
Exercisable at June 30, 2011	2,651,411	$2.05	6.30	$10,926,615
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 2,500,551 options in-the-money at June 30, 2011.   The Company’s closing stock price was $6.07 as of June 30, 2011. The Company issues new shares of common stock upon exercise of stock options.

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

For the three and six months ended June 30, 2011, there were 20 shares of Preferred Stock  - Series B that were converted into 26,666 shares of common stock.  As of June 30, 2011, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $493 thousand and $515 thousand for the exercise of 424,761and 448,011 stock options in the three and six months ended June 30, 2011, respectively.   For the three and six months ended June 30, 2010, the Company received approximately $121 thousand for 73,564 stock options exercised.  For the three month and six months ended June 30, 2011, there were 60,000 options exercised on a cashless basis resulting in 49,685 shares of common stock issued.

There were 14,718 and 395,229 warrants exercised on a cashless basis resulting in 11,038 and 321,935 shares of common stock issued in the three and six months ended June 30, 2011, respectively.   For the six months ended June 30, 2011, the Company received proceeds of approximately $81 thousand from the exercise of warrants and issued 72,116 shares of common stock.  For the three and six months ended June 30, 2010, there were 3,778,811 warrants exercised on a cashless basis resulting in 2,601,591 shares of common stock issued. For the three and six months ended June 30, 2010, the Company received approximately $250 thousand for 100,000 warrants exercised.

For the three and six months ended June 30, 2011, no shares of common stock were issued for payment for services rendered and to be rendered in the future.   For the three and six months ended June 30, 2010, 15,363 shares of common stock were issued for payment of $55 thousand for services rendered. The Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010.

Note 11:  Income Taxes

For the three and six months ended June 30, 2011, the Company recorded income tax expense of approximately $212 thousand and $54 thousand, respectively, based upon the projected effective income tax rate for the year.  For the three and six months ended June 30, 2010, the Company recorded income tax expense of approximately $18 thousand and $19 thousand, respectively.

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

Note 12:  Commitments and Contingencies

Royalty Payments

The Company signed a license agreement on March 29, 1999 with Eastman Kodak (“Kodak’), under which it is obligated to make royalty payments. Under this agreement, the Company must pay to Kodak a minimum royalty plus a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.  The Company was notified that Kodak sold substantially all rights and obligations under the Company’s license agreement to Global OLED Technology (“GOT”), owned by LG Electronics, as of December 30, 2009.

In late 2008, the Company began evaluating the status of its manufacturing process and the use of the intellectual property (“IP”) associated with its license agreement.  After this analysis and after making a few changes to its manufacturing process, by the end of 2008 the Company had stopped using the IP covered under the license agreement.  The last royalty payment under the license agreement was made in November 2009.  The Company determined that it is no longer required to pay the minimum royalty payment and as such has not paid or accrued this amount in 2010 or to date in 2011.

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded stating that the licenses were no longer in force and that the request for royalties was untimely.  Although GOT does not agree, both parties have expressed an interest in resolving the disagreement amicably, but communications to date have been very preliminary regarding its resolution.  The Company estimates that the range of loss contingency is between $0 and $250 thousand.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington, and Santa Clara, California.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  On April 14, 2011, the Company signed an eighteen month lease agreement for approximately 2,400 square feet of office space in Santa Clara, California effective May 1, 2011.  The California location is a design and product development facility.  The Company’s monthly rent expense increased by approximately $3.5 thousand.

Rent expense was approximately $298 thousand and $587 thousand, respectively, for the three and six months ended June 30, 2011 and approximately $283 thousand and $567 thousand, respectively, for the three and six months ended June 30, 2010.

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

Employment Agreements
Effective as of June 1, 2011, the Company and Andrew G. Sculley entered into an executive employment agreement (the “Employment Agreement”) pursuant to which Mr. Sculley will continue serving as the Company’s President and Chief Executive Officer until December 31, 2013 unless the contract is terminated sooner pursuant to its terms.  Under the Employment Agreement, Mr. Sculley is paid an annual base salary of $384,000.  Pursuant to the Employment Agreement, the Company shall use reasonable efforts to submit a proposal to its shareholders at its next annual meeting relating to the approval of a new incentive stock plan (“Plan”).  Provided that the Plan is approved by the Company’s shareholders holding the required number of shares of the Company’s voting securities (the “Approval”), within ten days of such Approval, the Company and Mr. Sculley shall enter into an agreement, which agreement shall entitle Mr. Sculley to receive a mix of stock options (the “Options”) and/or restricted shares of the Company’s Common Stock, valued at $400,000 (based on a Black Scholes valuation method for the Options and the market price on the day of the grant for the restricted stock).  Within ten days of the annual meeting, provided that the Approval was obtained, the Compensation Committee or Board shall meet to determine the appropriate mix of Options and restricted shares to be awarded.  The Options shall entitle Mr. Sculley to purchase shares of the Company’s common stock at an exercise price equal to the closing price on the date the Options are granted, which options shall vest as follows: (i) 1/3 shall vest on the 1st annual anniversary of the Employment Agreement, (ii) 1/3 shall vest on the 2nd annual anniversary of the Employment Agreement and (iii) 1/3 shall vest on December 31, 2012.  On September 27, 2011, the Company and Mr. Sculley amended the Employment Agreement to change the date from December 31, 2012 to December 31, 2013 on the vesting of the final 1/3 of his options (‘iii” above).   The restricted shares, if any, shall have such vesting terms as may be determined by the Compensation Committee in their discretion prior to the grant.

Pursuant to the Employment Agreement, Mr. Sculley’s employment may be terminated by the Company with or without cause and he may terminate his employment for Good Reason (as defined in the Employment Agreement) and such other reasons set forth in the Employment Agreement.  If Mr. Sculley’s employment agreement is terminated without cause or if he terminates it for Good Reason, then  Mr. Sculley, at the Company’s sole discretion,  shall  be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the Employment Agreement, which shall be paid monthly or (ii)  monthly salary payments for twelve (12) months, based on his  monthly rate of base salary at the date of such termination, provided, however in lieu of the aforementioned monthly payments, the Company may in its sole discretion pay such payments in a lump-sum.  Mr. Sculley shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Employment Agreement, but have not been paid. Additionally, any non-vested options held by Mr. Sculley shall vest immediately.  If the Employment Agreement is terminated with cause or if Mr. Sculley terminates it without Good Reason then Mr. Sculley shall cease to accrue salary, personal time off, benefits and other compensation on the date of such termination.

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

Note 13:  Concentrations

For the three and six months ended June 30, 2011, approximately 57% and 64%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 43% and 36%, respectively, of the Company’s net revenues were derived from international customers.   For the three and six months ended June 30, 2010, approximately 61%, of the Company’s net revenues were derived from customers in the United States and approximately 39% of the Company’s net revenues were derived from international customers.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
North and South America	$4,441	$5,228	$8,536	$8,944
Europe, Middle East, and Africa	2,547	2,451	3,524	3,965
Asia Pacific	461	633	830	1,330
Total	$7,449	$8,312	$12,890	$14,239

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 14:  Subsequent Events

Effective September 1, 2011, the Company renewed its line of credit of $3 million with Access.  The terms of the line of credit were amended as follows:  the monthly interest payment has decreased from $5,000 to $1,000; the interest rate has increased from Prime plus 4% but may not be less than 7.25% to Prime plus 5% but may not be less than 8.25%; the collateral management fee has decreased from .4% to 0%; the early termination fee has decreased from $18,000 to $6,000; and the borrowing minimum monthly fee has decreased from $6,000 to $2,000.  The term of the agreement is for one year and automatically renews for successive one year terms unless either party provides written notice of its intent to not renew.

As of September 30, 2011, the Company and Stillwater Holdings LLC (“the Holder”) signed Amendment #1 (“Amendment”) to the Warrant issued to the Holder on December 22, 2008 to purchase 1,875,467 shares of the Company’s common stock.  There are 1,000,000 shares remaining as the Holder exercised 875,467 shares in April 2010.  The Amendment changes the expiration date from December 22, 2013 to June 22, 2014 and deletes Section 9(c), Dilution Issuances, removing the anti-dilution feature.  The warrant will be reclassified from a warrant liability to equity as of September 30, 2011.

On August 24, 2011, eMagin’s Board of Directors approved a stock repurchase plan.  The Company has been authorized to repurchase common stock not to exceed $2.5 million in total value.  The common stock repurchased will be considered authorized but un-issued shares.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements, related disclosures, and  management’s discussion and analysis of financial condition and results of operations for the quarters ended March 31, June 30, and September 30, 2009; March 31, June 30 and September 2010; and March 31, 2011 and for the years ended December 31, 2009 and 2010 for the following:

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

The restatement of our previously issued consolidated financial statements delayed our filing of our Form 10-Q for the period ended June 30, 2011.

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

At June 30, 2011, we had a total of 87 full-time and part-time employees, an increase of 30% from December 31, 2010.  The majority of the increase in headcount was due to the personnel needed for the additional production shifts.  In April, we hired a design team, located in California, with experience working on OLED microdisplay designs to work internally on our research and development projects.  Having an in-house design team reduces our dependence on third party design providers and will strengthen our ability to more cost-effectively develop new microdisplays.

A detailed discussion of our business may be found in Part I, “Business,” of our 2010 Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) would, once implemented, provide our employees with the opportunity to purchase common stock through payroll deductions.  Employees could then purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of June 30, 2011, the number of shares of common stock available for issuance was 300,000.  As of June 30, 2011, the plan had not been implemented.

The 2003 Plan provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an incentive stock option (“ISO”) is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  For the three and six months ended June 30, 2011, there were 110,431 and 1,204,608 options, respectively, granted from the 2003 plan.

The 2008 Plan adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the six months ended June 30, 2011, there were 200,000 options granted from the 2008 plan.

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

Income Taxes

For the three and six months ended June 30, 2011, we recorded income tax expense of approximately $213 thousand and $54  thousand, respectively, as compared with an income tax expense of approximately $18 thousand and $19 thousand,+ respectively, for the three and six months ended June 30, 2010.  The effective tax rate for 2011 is projected to be 32.6% as compared to an effective tax rate of 2% for 2010.  The increase in the effective tax rate is due to the valuation allowance which had been carried against our net deferred tax asset in 2010.

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

At December 31, 2010, a partial valuation allowance against the net deferred tax assets was $32.4 million.  There was no change to the valuation allowance as of June 30, 2011.  The partial valuation allowance will be maintained until further sufficient positive evidence exists to support an additional reduction or negative evidence to support an increase in the valuation allowance.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2010

Revenues

Revenues for the three and six months ended June 30, 2011 were approximately $7.4 million and $12.9 million, respectively, as compared to approximately $8.3 million and $14.2 million, respectively, for the three and six months ended June 30, 2010, a decrease of approximately $0.9 million or 10% and $1.3 million or 9%, respectively.  Lower revenue for the three and six month periods was primarily due to lower than planned production output which also caused a postponement in filling Z800 system orders and to R&D engineering resources being allocated to production output causing a shortfall in billable hours on R&D contracts.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three and six months ended June 30, 2011, product revenue decreased approximately $456 thousand or 7% and $632 thousand or 6%, respectively, as compared to the three and six months ended June 30, 2010.  The decrease in product revenue for the three and six month periods was driven primarily by the lack of Z800 system shipments and also by the product mix sold and though, we had an increase in sales volume, the average sales price per display was approximately 5% lower than in the first six months of 2010.  We continue to have unfilled orders even though we made progress in resolving our production issues in the second quarter of 2011.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2011, contract revenue decreased approximately $407 thousand or 21% and $717 thousand or 21%, respectively, as compared to the three and six months ended June 30, 2010.   Though we had more active research and development contracts in the first six months of 2011 as compared to 2010, our revenues were lower as we allocated our research and development resources to our production issues.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three and six months ended June 30, 2011 was approximately $3.8 million and $7.0 million, respectively, as compared to approximately $3.6 million and $6.2 million, respectively, for the three and six months ended June 30, 2010, an increase of approximately $0.3 million and $0.8 million, respectively.   Cost of goods sold as a percentage of revenues was 51% and 54%, respectively, for the three and six months ended June 30, 2011 as compared to 43% for the three and six months ended June 30, 2010.  Though our cost of goods as a percentage of revenue is higher for the three and six months of 2011 as compared to 2010 as a result of increased labor costs due to additional production shifts and lower yield, we saw improvement in our yield in the second quarter of 2011 as we addressed our production issues.  We anticipate that we will continue to see improvement in our yield in future quarters.

The following table outlines product, contract and total gross profit and related gross margins for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Product revenue gross profit	$2,905	$3,764	$4,606	$6,405
Product revenue gross margin	49%	59%	45%	59%
Contract revenue gross profit	$721	$975	$1,266	$1,652
Contract revenue gross margin	48%	51%	48%	49%
Total gross profit	$3,626	$4,739	$5,872	$8,057
Total gross margin	49%	57%	46%	57%

The gross profit for the three and six months ended June 30, 2011 was approximately $3.6 million and $5.9 million, respectively,  as compared to approximately $4.7 million and $8.1 million, respectively, for the three and six months ended June 3, 2010, a decrease of $1.1 million and $2.2 million, respectively.   Gross margin was 49% for the three months ended June 2011 down from 57 % for the three months ended June 30, 2010.  Gross margin was 46% for the six months ended June 30, 2011 down from 57% for the six months ended 2010.

The product gross profit for the three and six months ended June 30, 2011 was approximately $2.9 million and $4.6 million, respectively, as compared to approximately $3.8 million and $6.4 million, respectively, for the three and six months ended June 30, 2010, a decrease of $0.9 million and $1.8 million, respectively.  Product gross margin was 49% and 45%, respectively, for the three and six months ended June 30, 2011 down from 59% for both the three and six months ended June 30, 2010.   For the three and six month periods of 2011, our gross margin was unfavorably impacted by an increase in costs being spread over a lower revenue base and a lower effective average selling price per display due to product mix changes.  However, in the second quarter of 2011, we saw improvement in our gross profit as compared to the first quarter of 2011 as our revenues increased and our production improved.

The contract gross profit for the three and six months ended June 30, 2011 was approximately $0.7 million and $1.3 million, respectively,  as compared to approximately $1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 2010, a decrease of $0.3 million and $0.4 million, respectively.  Contract gross margin was 48% for both the three and six months ended June 30, 2011 down from 51% and 49%, respectively, for the three and six months ended June 30, 2010.    Our gross margins year over year have stayed relatively consistent in the 48% to 49% range.

Operating Expenses

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three and six months ended June 30, 2011 were approximately $0.8 million and $1.3 million as compared to $0.6 million and $1.4 million for the three and six months ended June 30, 2010.  The increase of approximately $0.2 million and $0.1 million, respectively, is related to an increase in headcount and related expenses to support R&D activities.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2011 were approximately $2.2 million and $4.4 million, respectively, as compared to approximately $3.1 million and $4.8 million, respectively, for the three and six months ended June 30, 2010. The decrease of approximately $0.9 million for the three months ended June 30, 2011 was primarily related to the reduction in legal fees of $0.2 million and severance expense of $0.9 offset by an increase in personnel costs of $0.2 million.  The decrease of approximately $0.4 million for the six months ended June 30, 2011 was primarily related to the reduction in legal fees of $0.2 million and severance expense of $0.9 offset by an increase in personnel costs of $0.5 million including non-cash compensation of $0.4 million, and recruiting fees of $0.2 million.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense, and income (expense) applicable to the change in the fair value of the warrant liability.  For the three and six months ended June 30, 2011, interest expense primarily associated with the Company’s line of credit was approximately $30 thousand and $59 thousand, respectively, as compared to approximately $30 thousand and $58 thousand, respectively, for the three and six months ended June 30, 2010.   Other income, primarily interest income, for the three and six months ended June 30, 2011 was approximately $13 thousand and $29 thousand, respectively, as compared to approximately $1 thousand and $8 thousand, respectively, for the three and six months ended June 30, 2010.

Change in Fair Value of Warrant Liability.  For the three months ended June 30, 2011, the change in fair value of the warrant liability was income of $2.6 million as compared to a charge of $0.8 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, the change in fair value of the warrant liability was a charge of $0.5 million and $10.3 million, respectively.  The change in the fair value of the warrant liability is primarily due to the change in the common stock price of eMagin period over period.  The change in fair value of the warrant liability had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $12.6 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”) as compared to $12.4 million at December 31, 2010.  Of the $12.6 million in cash, approximately $5.8 million was invested in CDs.

Cash flow provided by operating activities during the six months ended June 30, 2011 was approximately $0.5 million, attributable to our net loss of approximately $0.4 million and change in operating assets and liabilities of $0.9 million offset by net non-cash expenses of $1.3 million.  Cash flow provided by operating activities during the six months ended June 30, 2010 was approximately $3.7 million, attributable to our net loss of approximately $8.6 million offset by non-cash expenses of approximately $11.1 million and approximately $1.2 million from the change in operating assets and liabilities.

Cash used in investing activities during the six months ended June 30, 2011 was approximately $2.0 million of which $1.2 million purchased CDs and approximately $0.8 million for equipment purchases primarily for upgrading our production line.  Cash used in investing activities during the six months ended June 30, 2010 was approximately $4.5 million to purchase equipment of $1.0 million for the production line and purchase CDs of $3.5 million.

Cash provided by financing activities during the six months ended June 30, 2011 was approximately $0.6 million, representing proceeds from the exercise of stock options and warrants as compared to the cash provided by financing activities during the six months ended June 30, 2010 was approximately $0.4 million, also, from the exercise of stock options and warrants.

Credit Facility

At June 30, 2011, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $5 thousand.  The credit facility will automatically renew on September 1, 2011 for a one year term unless written notice is provided.  We provided notice to Access that we are terminating the line of credit and we are taking steps to replace the line of credit with a similar line at a lower cost.  We did not draw on our credit facility during the first six months of 2011.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of June 30, 2011.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K/A for the year ended December 31, 2010.  There were no material changes from the risk factors during the six months ended June 30, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to various cashless warrant and option exercises, the Company issued 371,620 shares of common stock in the six months ended June 30, 2011.  In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

101.INS*	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema Document (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) Filed herewith.
*
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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