Form 10-Q
period 2011-09-30
EMAGIN CORP
filed 2011-11-10
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

The number of shares of common stock outstanding as of October 31, 2011 was 23,302,686.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2011

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2011 (unaudited)	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$6,498	$7,796
Short-term investments	6,245	3,100
Accounts receivable, net	5,893	5,150
Inventory	2,119	1,905
Prepaid expenses and other current assets	857	777
Total current assets	21,612	18,728
Long-term investments	1,000	1,500
Equipment, furniture and leasehold improvements, net	4,522	3,287
Intangible assets, net	36	39
Other assets	92	92
Deferred tax asset	9,056	9,056
Total assets	$36,318	$32,702

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,021	$1,100
Accrued compensation	1,631	1,975
Other accrued expenses	1,636	1,781
Advance payments	122	101
Deferred revenue	55	26
Warrant liability	—	7,694
Other current liabilities	235	170
Total current liabilities	4,700	12,847
Warrant liability	—	5,158
Total liabilities	4,700	18,005

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2011 and 5,679 issued and outstanding as of December 31, 2010	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,293,586 shares as of September 30, 2011 and 21,210,445 as of December 31, 2010	23	21
Additional paid-in capital	219,465	206,298
Accumulated deficit	(187,870)	(191,622)
Total shareholders’ equity	31,618	14,697
Total liabilities and shareholders’ equity	$36,318	$32,702

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:

Product	$6,306	$6,936	$16,564	$17,826
Contract	1,957	1,320	4,589	4,669

Total revenue, net	8,263	8,256	21,153	22,495

Cost of goods sold:

Product	2,902	2,105	8,554	6,590
Contract	1,002	683	2,368	2,380

Total cost of goods sold	3,904	2,788	10,922	8,970

Gross profit	4,359	5,468	10,231	13,525

Operating expenses:

Research and development	765	511	2,071	1,888
Selling, general and administrative	1,992	2,054	6,361	6,873
Total operating expenses	2,757	2,565	8,432	8,761

Income from operations	1,602	2,903	1,799	4,764

Other income (expense):
Interest expense	(26)	(21)	(85)	(79)
Interest income	3	2	32	10
Change in fair value of warrant liability	3,028	723	2,548	(9,620)
Total other income (expense), net	3,005	704	2,495	(9,689)
Income (loss) before provision for income taxes	4,607	3,607	4,294	(4,925)
Provision for income taxes	488	56	542	75

Net income (loss)	$4,119	$3,551	$3,752	$(5,000)

Income (loss) per share, basic	$0.13	$0.13	$0.13	$(0.27)
Income (loss) per share, diluted	$0.03	$0.08	$0.02	$(0.27)

Weighted average number of shares outstanding:

Basic	23,084,229	19,883,029	22,153,525	18,781,185
Diluted	25,322,920	24,244,477	25,642,105	18,781,185

 See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	5,679	$—	21,210,445	$21	$206,298	$(191,622)	$14,697

Fair value of warrants reclassified from liability to equity	—	—	—	—	10,304	—	10,304
Cashless exercise of common stock warrants	—	—	476,663	—	—	—	—
Cashless exercise of common stock options	—	—	49,685	—	—	—	—
Conversion of Series B Preferred Stock to common stock	(20)	—	26,666	—	—	—	—
Exercise of common stock warrants	—	—	1,072,116	1	561	—	562
Exercise of common stock options	—	—	458,011	1	525	—	526
Stock-based compensation	—	—	—	—	1,777	—	1,777
Net income	—	—	—	—	—	3,752	3,752
Balance, September 30, 2011	5,659	$—	23,293,586	$23	$219,465	$(187,870)	$31,618

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,752	$(5,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118	52
Reduction of provision for sales returns and doubtful accounts	(98)	(260)
Stock-based compensation	1,777	1,377
Amortization of common stock issued for services	—	61
Change in the fair value of warrant liability	(2,548)	9,620
Changes in operating assets and liabilities:
Accounts receivable	(645)	(468)
Inventory	(214)	508
Prepaid expenses and other current assets	(80)	72
Deferred revenue	29	(84)
Accounts payable, accrued compensation, other accrued expenses, advance payments, and other current liabilities	(482)	730
Net cash provided by operating activities	1,609	6,608
Cash flows from investing activities:
Purchase of equipment	(1,350)	(2,261)
Purchase of investments – held to maturity	(2,645)	(3,500)
Net cash used in investing activities	(3,995)	(5,761
Cash flows from financing activities:
Proceeds from exercise of stock options	526	322
Proceeds from exercise of stock warrants	562	250
Net cash provided by financing activities	1,088	572
Net increase (decrease) in cash and cash equivalents	(1,298)	1,419
Cash and cash equivalents, beginning of period	7,796	5,295
Cash and cash equivalents, end of period	$6,498	$6,714

Cash paid for interest	$42	$76
Cash paid for taxes	$15	$125

Issuance of 476,663 and 2,601,591 shares of common stock for cashless exercise of 581,895 and 3,778,811 warrants in 2011 and 2010, respectively.	$—	$—
Conversion of 20 and 60 shares of Series B Convertible Preferred Stock for 26,666 and 80,000 shares of common stock in 2011 and 2010, respectively.	$—	$—
Issuance of 49,685 shares of common stock for cashless exercise of 60,000 stock options in 2011.	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, deferred tax asset valuation allowances, litigation, fair value of financial instruments and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term and long-term investments.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  The Company has Certificates of Deposits (“CDs”), classified as short and long-term investments, which are federally insured. To date, the Company has not experienced any loss associated with this risk.

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

Warrant Liability

As of September 30, 2011, the Company and Stillwater Holdings LLC (“the Holder”) signed an agreement to amend the warrant issued to the Holder on December 22, 2008 to purchase 1,875,467 shares of the Company’s common stock.  There are 1,000,000 shares remaining as the Holder exercised 875,467 shares in April 2010.  The Amendment changes the expiration date from December 22, 2013 to June 22, 2014 and deletes Section 9(c), Dilution Issuances, removing the anti-dilution feature.  The warrant was reclassified from a warrant liability to equity as of September 30, 2011.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured at fair value using significant unobservable inputs (Level 3) (in thousands).

Balance as of January 1, 2011	$12,852
Change in fair value of warrants	(2,548)
Fair value of warrants exercised	(8,490)
Fair value of warrant modified	(1,814)
Balance as of September 30, 2011	$—

For the three and nine months ended September 30, 2011, the change in fair value of the warrant liability of $3.0 million and $2.5 million, respectively, was recorded as other income in the accompanying unaudited condensed consolidated statements of operations.

The Company estimated the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The following assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

	September 30, 2011 (at modification)	December 31, 2010
Risk-free interest rate	0.42%	0.19% - 1.02%
Expected volatility	81.0%	71.9% - 79.2%
Expected life ( in years)	2.75	0.50 – 3.0
Expected dividend yield	0%	0%

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

The allowance for doubtful accounts reflects an estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the trade accounts receivable are past due, historical experience, the customer's current ability to pay its obligations, and the condition of the general economy and the industry as a whole.   The Company will record a specific reserve for individual accounts when the Company becomes aware of a customer's inability to meet its financial obligations, deterioration in the customer's operating results or financial position, or deterioration in the customer’s credit history. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.   Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Receivables consisted of the following (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010
Accounts receivable	$6,169	$5,524
Less allowance for doubtful accounts	(276)	(374)
Net receivables	$5,893	$5,150

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2011 (unaudited)			Three Months Ended September 30, 2010 (unaudited)
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic EPS
Net income	$4,119			$3,551
Income allocated to participating securities	$1,015			$979
Income allocated to common shares	$3,104	23,084,229	$0.13	$2,572	19,883,029	$0.13
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	2,268			524
Diluted potential common shares		2,238,691			4,361,448
Income allocated to common shares	$836	25,322,920	$0.03	$2,048	24,244,477	$0.08

	Nine Months Ended September 30, 2011 (unaudited)			Nine Months Ended September 30, 2010 (unaudited)
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic EPS
Net income (loss)	$3,752			$(5,000)
Income (loss) allocated to participating securities	$954			$—
Income (loss) allocated to common shares	$2,798	22,153,525	$0.13	$(5,000)	18,781,185	$(0.27)
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	$2,247			—
Diluted potential common shares		3,488,580			—
Income (loss) allocated to common shares	$551	25,642,105	$0.02	$(5,000)	18,781,185	$(0.27)

For the three and nine months ended September 30, 2011, there were stock options outstanding to acquire 1,545,086 and 1,463,086 shares of the Company’s common stock which were excluded from the computation of its diluted earnings per share as their effect would be antidilutive.

For the three months ended September 30, 2010, the Company has excluded stock options and warrants to acquire 1,271,817 shares of the Company’s common stock since their effect would be anti-dilutive.   For the nine months ended September 30, 2010, the Company has excluded options, warrants and convertible preferred stock to acquire 16,020,727 of its common stock since their effect would be anti-dilutive.

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

The components of inventories are as follows (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010
Raw materials	$1,350	$748
Work in process	410	681
Finished goods	359	476
Total inventory	$2,119	$1,905

Note 7:  Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010
Vendor prepayments	$81	$83
Other prepaid expenses *	776	694
Total prepaid expenses and other current assets	$857	$777
*No individual amounts greater than 5% of current assets.

Note 8:  Debt

Effective September 1, 2011, the Company renewed its line of credit of $3 million with Access.  The terms of the line of credit were amended as follows:  the minimum monthly interest payment has decreased from $5,000 to $1,000; the interest rate has increased from Prime plus 4% but not less than 7.25% to Prime plus 5% but not less than 8.25%; the collateral management fee has decreased from .4% to 0%; the early termination fee has decreased from $18,000 to $6,000; and the borrowing minimum monthly fee has decreased from $6,000 to $2,000.  The term of the agreement is for one year and automatically renews for successive one year terms unless either party provides written notice of its intent to not renew. The renewal date is September 1, 2012.

The Company paid $30,000 in loan fees to Access which were charged to prepaid expense and will be amortized over the life of the Agreement.  As of September 30, 2011, $2,500 has been amortized to interest expense.  The Company’s obligations under the agreement are secured by its assets.    For the three and nine months ended September 30, 2011, the Company had not borrowed on its line of credit.

Note 9:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Cost of revenue	$62	$28	$148	$155
Research and development	130	23	279	151
Selling, general and administrative	224	376	1,350	1,071
Total stock compensation expense	$416	$427	$1,777	$1,377

At September 30, 2011, total unrecognized compensation costs related to stock options was approximately $3.8 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.7 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period when classified as liabilities.   There were 12,500 options granted to consultants in the nine months ended September 30, 2011 which were fully vested upon grant.   The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees:  dividend yield – 0%; risk free interest rate – 2.32%; expected volatility – 85.7%; and expected term – 5 years.

During the nine month period ended September 30, 2011, there were 1,392,108 stock options granted to employees and directors.  During the nine month period ended September 30, 2010, there were 853,085 stock options granted to employees and directors.  The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended September 30,
	2011	2010
Dividend yield	0%	0%
Risk free interest rates	1.04-2.37%	1.31 to 2.57%
Expected volatility	67.1 to 85.7%	80.6 to 86.9%
Expected term (in years)	3.5 to 5.5	3.5 to 5.5

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

For the nine months ended September 30, 2011, 200,000 options were granted to employees from the 2008 Incentive Stock Plan (“2008 Plan”) with a fair value of approximately $0.8 million and 1,192,108 options were granted to employees and directors from the 2003 Stock Option Plan (“2003 Plan”) with a fair value of approximately $4.8 million.  The weighted average fair value per share for options granted in the first nine months of 2011 was $3.95.

A summary of the Company’s stock option activity for the nine months ended September 30, 2011 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,152,114	$1.71
Options granted	1,404,608	7.49
Options exercised	(507,696)	1.14
Options forfeited	(12,630)	13.15
Options cancelled	(42,154)	3.98
Outstanding at September 30, 2011	3,994,242	$3.76	5.66	$2,851,148
Vested or expected to vest at September 30, 2011 (1)	3,914,896	$3.69	5.67	$2,678,730
Exercisable at September 30, 2011	2,659,287	$2.04	6.03	$2,806,795
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were 2,055,015 options in-the-money at September 30, 2011.   The Company’s closing stock price was $2.63 as of September 30, 2011. The Company issues new shares of common stock upon exercise of stock options.

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

For the nine months ended September 30, 2011, there were 20 shares of Preferred Stock - Series B that were converted into 26,666 shares of common stock.  As of September 30, 2011, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $12 thousand and $526 thousand for the exercise of 10,000 and 458,011 stock options in the three and nine months ended September 30, 2011, respectively.   For the three months ended September 30, 2010, the Company received approximately $201 thousand for 101,230 stock options exercised and for the nine months ended September 30, 2010, $322 thousand for 174,794 stock options exercised. For the nine months ended September 30, 2011, there were 60,000 options exercised on a cashless basis resulting in 49,685 shares of common stock issued.

There were 186,666 and 581,995 warrants exercised on a cashless basis resulting in 154,728 and 476,663 shares of common stock issued in the three and nine months ended September 30, 2011, respectively.   For the three and nine months ended September 30, 2011, the Company received proceeds of approximately $480 thousand and $562 thousand from the exercise of warrants and issued 1,000,000 and 1,072,116 shares of common stock, respectively.  For the nine months ended September 30, 2010, there were 3,778,811 warrants exercised on a cashless basis resulting in 2,601,591 shares of common stock issued.

For the three and nine months ended September 30, 2011, no shares of common stock were issued for payment for services rendered and to be rendered in the future.   For the nine months ended September 30, 2010, 15,363 shares of common stock were issued for payment of $55 thousand for services rendered and the Company recorded the fair value of the services rendered in selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

On August 24, 2011, eMagin’s Board of Directors approved a stock repurchase plan.  The Company has been authorized to repurchase common stock not to exceed $2.5 million in total value.  The common stock repurchased will be considered authorized but un-issued shares.  As of September 30, 2011, the Company had not repurchased any common stock.

Note 11:  Income Taxes

For the three and nine months ended September 30, 2011, the Company recorded income tax expense of approximately $488 thousand and $542 thousand, respectively, based upon the projected effective income tax rate for the year.  For the three and nine months ended September 30, 2010, the Company recorded income tax expense of approximately $56 thousand and $75 thousand, respectively.

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

Note 12:  Commitments and Contingencies

Royalty Payments

The Company signed a license agreement on March 29, 1999 with Eastman Kodak (“Kodak’), under which it is obligated to make royalty payments. Under this agreement, the Company must pay to Kodak a minimum royalty plus a certain percentage of net sales with respect to certain products, which percentages are defined in the agreement. The percentages are on a sliding scale depending on the amount of sales generated. Any minimum royalties paid will be credited against the amounts due based on the percentage of sales. The royalty agreement terminates upon the expiration of the issued patent which is the last to expire.  The Company was notified that Kodak sold substantially all rights and obligations under the Company’s license agreement to Global OLED Technology (“GOT”) as of December 30, 2009.

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

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded stating that the licenses were no longer in force and that the request for royalties was untimely.  Although GOT does not agree, both parties have expressed an interest in resolving the disagreement amicably.  Communications to date have been very preliminary regarding its resolution.  The Company estimates that the range of loss contingency is between $0 and $250 thousand.

Contractual Obligations

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington, and Santa Clara, California.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires on October 31, 2012.

Rent expense was approximately $302 thousand and $889 thousand, respectively, for the three and nine months ended September 30, 2011 and approximately $283 thousand and $850 thousand, respectively, for the three and nine months ended September 30, 2010.

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

Employment Agreements

Effective as of June 1, 2011, the Company and Andrew G. Sculley entered into an executive employment agreement (the “Employment Agreement”) pursuant to which Mr. Sculley will continue serving as the Company’s President and Chief Executive Officer until December 31, 2013 unless the contract is terminated sooner pursuant to its terms.  Under the Employment Agreement, Mr. Sculley is paid an annual base salary of $384,000.  Pursuant to the Employment Agreement, the Company shall use reasonable efforts to submit a proposal to its shareholders at its next annual meeting relating to the approval of a new incentive stock plan (“Plan”).  Provided that the Plan is approved by the Company’s shareholders holding the required number of shares of the Company’s voting securities (the “Approval”), within ten days of such Approval, the Company and Mr. Sculley shall enter into an agreement, which agreement shall entitle Mr. Sculley to receive a mix of stock options (the “Options”) and/or restricted shares of the Company’s Common Stock, valued at $400,000 (based on a Black Scholes valuation method for the Options and the market price on the day of the grant for the restricted stock).  Within ten days of the annual meeting, provided that the Approval was obtained, the Compensation Committee or Board shall meet to determine the appropriate mix of Options and restricted shares to be awarded.  The Options shall entitle Mr. Sculley to purchase shares of the Company’s common stock at an exercise price equal to the closing price on the date the Options are granted, which options shall vest as follows: (i) 1/3 shall vest on the 1st annual anniversary of the Employment Agreement, (ii) 1/3 shall vest on the 2nd annual anniversary of the Employment Agreement and (iii) 1/3 shall vest on December 31, 2012.  On September 27, 2011, the Company and Mr. Sculley amended the Employment Agreement to correct and change the date from December 31, 2012 to December 31, 2013 for the vesting of the final 1/3 of his options (‘iii” above).   The restricted shares, if any, shall have such vesting terms as may be determined by the Compensation Committee in their discretion prior to the grant.

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

Note 13:  Concentrations

For the three and nine months ended September 30, 2011, approximately 59% and 62%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 41% and 38%, respectively, of the Company’s net revenues were derived from international customers.   For the three and nine months ended September 30, 2010, approximately 75% and 66%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 25% and 34%, respectively, of the Company’s net revenues were derived from international customers.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
North and South America	$5,029	$6,295	$13,565	$15,244
Europe, Middle East, and Africa	1,734	559	5,501	5,361
Asia Pacific	1,500	1,402	2,087	1,890
Total	$8,263	$8,256	$21,153	$22,495

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 14:  Subsequent Events

The 2011 Incentive Stock Plan (the “2011 Plan”) was approved by the Company’s shareholders on November 3, 2011.  The 2011 Plan provides for grants of common stock, and options to purchase common stock, to employees, officers, directors and consultants.   The Board of Directors reserved 1.4 million shares of common stock for issuance under the 2011 Plan. In addition, the 2011 Plan includes an evergreen provision that provides for an annual increase in common stock available for issuance however, on October 31, 2011 the Board committed to submit an amendment to the 2011 Plan to shareholders to eliminate the evergreen provision and to prohibit the repricing or exchange of stock options without stockholder approval. The Board also committed to maintain an average run rate over  2012 that does not exceed 4.5%. Run rate is defined as the sum of the number of stock options granted during the year, divided by the Company’s fully diluted shares outstanding.  These options have a term of up to 10 years and vest over a schedule determined by the Compensation Committee.

On November 3, 2011,pursuant to the terms of his employment agreement,  the Compensation Committee of the Board granted Andrew Sculley options to purchase 188,333 shares of the Company’s common stock exercisable at $4.03, the closing market price on the date of the grant.  The options will vest one third on June 1, 2012, one third on June 1, 2013, and one third on December 31, 2013.  In addition, the Compensation Committee granted the Directors as a whole options to purchase 256,666 shares of the Company’s common stock exercisable at $4.03, the closing market price on the date of the grant, of which 145,833 will vest immediately and 110,833 shares will vest on December 31, 2011.

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

We have developed a strong intellectual property portfolio that includes patents, manufacturing know-how and unique proprietary technologies to create high performance OLED-on-silicon microdisplays and related optical systems. We believe our technology, intellectual property portfolio, and position in the marketplace gives us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are the only company to demonstrate publicly, market, and produce in significant quantities to the mass market high resolution full-color small molecule OLED-on-silicon microdisplays.  We are aware of one company that is beginning to ship OLED microdisplays into the market and one additional company that we believe is preparing to do so.

At September 30, 2011, we had a total of 88 full-time and part-time employees, an increase of 31% from December 31, 2010.  The majority of the increase in headcount was due to the personnel needed for the additional production shifts.  In addition, we hired a design team, located in California, with experience working on OLED microdisplay designs to work internally on our research and development projects.  The in-house design team reduces our dependence on third party design providers and will strengthen our ability to more cost-effectively develop new microdisplays.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) would, once implemented, provide our employees with the opportunity to purchase common stock through payroll deductions.  Employees could then purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of September 30, 2011, the number of shares of common stock available for issuance was 300,000.  As of September 30, 2011, the plan had not been implemented.

The 2003 Plan provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an incentive stock option (“ISO”) is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  For the nine months ended September 30, 2011, there were 1,204,608 options granted from the 2003 plan.

The 2008 Plan adopted and approved by the Board of Directors on November 5, 2008 provides for the issuance of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  For the nine months ended September 30, 2011, there were 200,000 options granted from the 2008 plan.

The 2011 Incentive Stock Plan (the “2011 Plan”) was approved by the Company’s shareholders on November 3, 2011.  The 2011 Plan provides for grants of common stock, and options to purchase common stock, to employees, officers, directors and consultants.   The Board of Directors reserved 1.4 million shares of common stock for issuance under the 2011 Plan. In addition, the 2011 Plan provides for an annual increase in common stock available for issuance equal to the greater of 20% of the diluted shares outstanding or the number of shares subject to options granted during the prior 12-months. However, on October 31, 2011 the Board committed to submit an amendment to the 2011 Plan to shareholders to eliminate the provision authorizing an annual increase in stock available and to prohibit the re-pricing or exchange of stock options without stockholder approval. The Board also committed to maintain an average run rate over the year that does not exceed 4.5%. Run rate is defined as the sum of the number of stock options granted during the year, divided by the Company’s fully diluted shares outstanding.  These options have a term of up to 10 years and vest over a schedule determined by the Compensation Committee.

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

Stock Repurchase Plan

On August 24, 2011, eMagin’s Board of Directors approved a stock repurchase plan.  The Company has been authorized to repurchase common stock not to exceed $2.5 million in total value.  The common stock repurchased will be considered authorized but un-issued shares.  As of September 30, 2011, the Company had not repurchased any common stock.

Income Taxes

For the three and nine months ended September 30, 2011, we recorded income tax expense of approximately $488 thousand and $542 thousand, respectively, as compared with an income tax expense of approximately $56 thousand and $75 thousand, respectively, for the three and nine months ended September 30, 2010.  The effective tax rate for 2011 is projected to be 32.8% as compared to an effective tax rate of 2% for 2010.  The increase in the effective tax rate is due to the valuation allowance which had been carried against our net deferred tax asset in 2010.

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

In determining future taxable income, assumptions are made to forecast operating income, the reversal of temporary timing differences and the implementation of tax planning strategies.  Management uses significant judgment in the assumptions it uses to forecast future taxable income which are consistent with the forecasts used to manage the business.  Realization of the deferred tax asset is dependent upon future earnings of which there is uncertainty as to the timing.  We will continue to monitor the realizability of the deferred tax asset.

At December 31, 2010, a partial valuation allowance against the net deferred tax assets was $32.4 million.  At September 30, 2011, eMagin assessed its ability to realize its deferred tax assets by reviewing positive and negative evidence which included our operating results and forecasts of future taxable income and concluded that no change to the valuation allowance was necessary.  The partial valuation allowance will be maintained until further sufficient positive evidence exists to support an additional reduction or negative evidence to support an increase in the valuation allowance.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

Revenues for the three and nine months ended September 30, 2011 were approximately $8.3 million and $21.2 million, respectively, as compared to approximately $8.3 million and $22.5 million, respectively, for the three and nine months ended September 30, 2010, a decrease of approximately $1.3 million or 6% for the nine month period.  Lower revenue for the nine month period was primarily due to lower than planned production output which also caused a postponement in filling Z800 system orders and to R&D engineering resources being allocated to production output causing a shortfall in billable hours on R&D contracts.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three and nine months ended September 30, 2011, product revenue decreased approximately $0.6 million or 9% and $1.3 million or 7%, respectively, as compared to the three and nine months ended September 30, 2010.  The decrease in product revenue for the three month period was driven by the product mix sold and a decrease in the average sales price per display.  The decrease in product revenue for the nine month period was driven primarily by the lack of Z800 system shipments and also by the product mix sold and though, we had an increase in sales volume, the average sales price per display was lower than in the first nine months of 2010.  Last year, we produced a custom display module that caused the average sale price to be higher than normal and without this custom display, the average sales price would have increased 3% for the three months ended September 30, 2011.   We continue to have unfilled orders even though we made progress in resolving our production issues in the second and third quarters of 2011.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three months ended September 30, 2011, contract revenue increased approximately $638 thousand or 48% as compared to the three months ended September 30, 2010 and decreased $80 thousand or 2% as compared to the nine months ended September 30, 2010.   As we continued to resolve our production issues in third quarter, it allowed our research and development resources to focus on the active research and development contracts.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three and nine months ended September 30, 2011 was approximately $3.9 million and $10.9 million, respectively, as compared to approximately $2.8 million and $9.0 million, respectively, for the three and nine months ended September 30, 2010, an increase of approximately $1.1 million and $1.9 million, respectively.   Cost of goods sold as a percentage of revenues was 47% and 52%, respectively, for the three and nine months ended September 30, 2011 as compared to 34% and 40%, respectively, for the three and nine months ended September 30, 2010.  Though our cost of goods as a percentage of revenue is higher for the three and nine months of 2011 as compared to 2010 as a result of increased labor costs due to additional production shifts and lower yield, we continue to see improvement in our yield in the third quarter of 2011 as we addressed our production issues.  We anticipate continued improvement in our yield.

The following table outlines product, contract and total gross profit and related gross margins for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Product revenue gross profit	$3,404	$4,831	$8,010	$11,236
Product revenue gross margin	54%	70%	48%	63%
Contract revenue gross profit	$955	$637	$2,221	$2,289
Contract revenue gross margin	49%	48%	48%	49%
Total gross profit	$4,359	$5,468	$10,231	$13,525
Total gross margin	53%	66%	48%	60%

The gross profit for the three and nine months ended September 30, 2011 was approximately $4.4 million and $10.2 million, respectively,  as compared to approximately $5.5 million and $13.5 million, respectively, for the three and nine months ended September 3, 2010, a decrease of $1.1 million and $3.3 million, respectively.   Gross margin was 53% for the three months ended September 2011 down from 66 % for the three months ended September 30, 2010.  Gross margin was 48% for the nine months ended September 30, 2011 down from 60% for the nine months ended 2010.

The product gross profit for the three and nine months ended September 30, 2011 was approximately $3.4 million and $8.0 million, respectively, as compared to approximately $4.8 million and $11.2 million, respectively, for the three and nine months ended September 30, 2010, a decrease of $1.4 million and $3.2 million, respectively.  Product gross margin was 54% and 48%, respectively, for the three and nine months ended September 30, 2011 down from 70% and 63%, respectively, for both the three and nine months ended September 30, 2010.   For the three and nine month periods of 2011, our gross margin was unfavorably impacted by an increase in costs being spread over a lower revenue base and a lower effective average selling price per display due to product mix changes. There was improvement in our gross margin in this quarter as compared to 2011 year to date as our revenues increased and our production increased year over year.

The contract gross profit for the three and nine months ended September 30, 2011 was approximately $1.0 million and $2.2 million, respectively,  as compared to approximately $0.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2010, an increase of $0.4 million and a decrease of $0.1 million, respectively.  Contract gross margin was 49% and 48%, respectively, for the three and nine months ended September 30, 2011 relatively unchanged from the same periods ended September 30, 2010.    Our contract revenues and gross margins year over year have stayed relatively consistent in the 48% to 49% range.

Operating Expenses

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three and nine months ended September 30, 2011 were approximately $0.8 million and $2.1 million as compared to $0.5 million and $1.9 million for the three and nine months ended September 30, 2010.  The increase of approximately $0.3 million and $0.2 million, respectively, is related to an increase in headcount and related expenses to support R&D activities.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2011 were approximately $2.0 million and $6.4 million, respectively, as compared to approximately $2.1 million and $6.9 million, respectively, for the three and nine months ended September 30, 2010. The selling, general and administrative expenses for the three month period ended September 30, 2011 as compared to September 30, 2010 were relatively unchanged.  The decrease of approximately $0.5 million for the nine months ended September 30, 2011 was primarily related to a reduction of legal fees of $0.3 million and settlement expenses of $0.9 million offset by an increase in personnel costs of $0.4 million, $0.2 million of recruiting fees, and $0.1million associated with charge to bad debt expense.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense, and income (expense) applicable to the change in the fair value of the warrant liability.  For the three and nine months ended September 30, 2011, interest expense primarily associated with the Company’s line of credit was approximately $26 thousand and $85 thousand, respectively, as compared to approximately $21 thousand and $79 thousand, respectively, for the three and nine months ended September 30, 2010.   Other income, primarily interest income, for the three and nine months ended September 30, 2011 was approximately $3 thousand and $32 thousand, respectively, as compared to approximately $2 thousand and $10 thousand, respectively, for the three and nine months ended September 30, 2010.

Change in Fair Value of Warrant Liability.  For the three months ended September 30, 2011 and 2010, the change in fair value of the warrant liability was income of $3.0 million and $0.7 million, respectively. For the nine months ended September 30, 2011, the change in fair value of the warrant liability was income of $2.5 million as compared to a charge of $9.6 million for the nine months ended September 30, 2010.  The change in the fair value of the warrant liability is primarily due to the change in the common stock price of eMagin period over period.  The change in fair value of the warrant liability had no impact on our cash balances, operations, or operating income.  There will be no future effect on earnings for the outstanding warrants due to the modification to remove the anti-dilution provisions.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $13.7 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”) as compared to $12.4 million at December 31, 2010.  Of the $13.7 million in cash, approximately $7.2 million was invested in CDs.

Cash flow provided by operating activities during the nine months ended September 30, 2011 was approximately $1.6 million, attributable to our net income of approximately $3.8 million offset by net non-cash expenses of $0.8 million and the change in operating assets and liabilities of $1.4 million.  Cash flow provided by operating activities during the nine months ended September 30, 2010 was approximately $6.6 million, attributable to our net loss of approximately $5.0 million offset by non-cash expenses of approximately $10.8 million and approximately $0.8 million from the change in operating assets and liabilities.

Cash used in investing activities during the nine months ended September 30, 2011 was approximately $4.0 million of which $2.6 million purchased CDs and approximately $1.4 million for equipment purchases primarily for upgrading our production line.  Cash used in investing activities during the nine months ended September 30, 2010 was approximately $5.8 million to purchase equipment of $2.3 million for the production line and purchase CDs of $3.5 million.

Cash provided by financing activities during the nine months ended September 30, 2011 was approximately $1.1 million, representing proceeds from the exercise of stock options and warrants as compared to the cash provided by financing activities during the nine months ended September 30, 2010 was approximately $0.6 million, also, from the exercise of stock options and warrants.

Credit Facility

At September 30, 2011, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2012 for a one year term unless written notice is provided.  We did not draw on our credit facility during the first nine months of 2011.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of September 30, 2011.

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

Restatement of Condensed Consolidated Financial Statements

On August 10, 2011, the Audit Committee of the Board of Directors (“Audit Committee”) in consultation with the Company’s management concluded that the financial statements included in the Company’s Annual Reports issued on Form 10-K for the years ended December 31, 2009 and 2010 and quarterly reports issued on Form 10-Q for the quarters ended March 31, September 30, and September 30, 2009; March 31, September 30, and September 30, 2010; and March 31, 2011 did not use the proper method to calculate earnings per share and as a result, should not be relied upon.  On August 15, 2011, after consulting with the Audit Committee on August 10, 2011 and with the Company’s auditors and former auditors, management concluded that the Company did not properly account for certain common stock warrants as liabilities and as a result, the financial statements, as mentioned above, should not be relied upon.  The Audit Committee authorized and directed Company’s management to restate its consolidated financial statements for the above mentioned periods.  All amended financial statements were filed with the SEC as of October 11, 2011.  As a result of a deficiency in our internal control over financial reporting relating to the accounting for common stock warrants, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K/A for the year ended December 31, 2010.  There were no material changes from the risk factors during the nine months ended September 30, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to various cashless warrant and option exercises, the Company issued 526,348 shares of common stock in the nine months ended September 30, 2011.  In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10 day of November 2011.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
(Principal Accounting and Financial Officer)