Form 10-Q
period 2012-03-31
EMAGIN CORP
filed 2012-05-10
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

The number of shares of common stock outstanding as of April 30, 2012 was 23,537,978.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2012

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012 (unaudited)	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$5,832	$7,571
Investments	7,245	5,745
Accounts receivable, net	4,644	5,576
Inventories, net	2,800	2,760
Prepaid expenses and other current assets	1,255	1,008
Total current assets	21,776	22,660
Long-term investments	1,000	1,000
Equipment, furniture and leasehold improvements, net	6,521	5,980
Other assets	127	127
Deferred tax asset	8,165	8,165
Total assets	$37,589	$37,932

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$883	$961
Accrued expenses	1,886	2,246
Other current liabilities	383	614
Total current liabilities	3,152	3,821

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,537,978 shares as of March 31, 2012 and 23,513,978 as of December 31, 2011	24	24
Additional paid-in capital	221,616	220,838
Accumulated deficit	(187,108)	(186,656)
Treasury stock, 25,000 shares as of March 31, 2012 and December 31, 2011	(95)	(95)
Total shareholders’ equity	34,437	34,111
Total liabilities and shareholders’ equity	$37,589	$37,932

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Product	$5,830	$4,310
Contract	307	1,131
Total revenue, net	6,137	5,441

Cost of goods sold:
Product	3,302	2,609
Contract	154	586
Total cost of goods sold	3,456	3,195
Gross profit	2,681	2,246

Operating expenses:
Research and development	1,140	532
Selling, general and administrative	2,263	2,141
Total operating expenses	3,403	2,673
Loss from operations	(722)	(427)

Other income (expense):
Interest expense, net	(3)	(29)
Other income, net	7	16
Change in fair value of warrant liability	—	(3,057)
Total other income (expense), net	4	(3,070)
Loss before benefit from income taxes	(718)	(3,497)
Benefit from income taxes	(266)	(158)
Net loss	$(452)	$(3,339)

Loss per common share, basic	$(0.02)	$(0.16)
Loss per common share, diluted	$(0.02)	$(0.16)

Weighted average number of common shares outstanding:
Basic	23,507,172	21,522,716
Diluted	23,507,172	21,522,716

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(452)	$(3,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57	34
Reduction of provision for doubtful accounts	—	(204)
Deferred tax benefit	—	(150)
Stock-based compensation	749	856
Change in fair value of warrant liability	—	3,057
Changes in operating assets and liabilities:
Accounts receivable	932	656
Inventories, net	(40)	(244)
Prepaid expenses and other current assets	(247)	73
Accounts payable, accrued expenses and other current liabilities	(669)	58
Net cash provided by operating activities	330	797
Cash flows from investing activities:
Purchase of equipment	(598)	(284)
Purchase of investments	(1,500)	(650)
Net cash used in investing activities	(2,098)	(934)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	29	104
Net cash provided by financing activities	29	104
Net decrease in cash and cash equivalents	(1,739)	(33)
Cash and cash equivalents, beginning of period	7,571	7,796
Cash and cash equivalents, end of period	$5,832	$7,763

Cash paid for interest, net of amount capitalized of $4 thousand in 2012	$—	$15
Cash paid for taxes	$—	$—
Non-cash financing activities:
Issuance of 310,897 shares of common stock for cashless exercise of 380,511 warrants in 2011	$—	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1:  Summary of Significant Accounting Policies

eMagin Corporation (the “Company”) designs, develops, manufactures, and markets OLED (organic light emitting diode) on silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2011 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. On January 1, 2012, the Company adopted this guidance on a prospective basis and there was no impact on the Company's condensed consolidated financial statements.

Net Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options, warrants, and convertible preferred stock. Diluted loss per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company’s Series B Convertible Preferred stock (“Preferred Stock – Series B”) is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic and diluted earnings per share.  The Preferred Stock – Series B is not required to absorb any net loss.

For all periods presented, the Company has reported a net loss and as a result, basic and diluted net loss per common share are the same.  Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented.

	Three Months Ended March 31,
	2012	2011

Options	4,628,749	4,418,374
Warrants	1,000,000	2,205,001
Convertible preferred stock	7,545,333	7,572,000
Total	13,174,082	14,195,375

Note 2:  Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011
Accounts receivable	$4,912	$5,844
Less allowance for doubtful accounts	(268)	(268)
Accounts receivable, net	$4,644	$5,576

 Note 3:  Inventories, Net

The components of inventories are as follows (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011
Raw materials	$1,268	$1,092
Work in process	526	985
Finished goods	1,015	689
	2,809	2,766
Less inventory reserve	(9)	(6)
Total inventories, net	$2,800	$2,760

Note 4:  Line of credit

At March 31, 2012, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms of the line of credit are:  the minimum monthly interest payment is $1,000; the interest rate is Prime plus 5% but not less than 8.25%; and the early termination fee is $6,000.  The renewal date is September 1, 2012.  The Company’s obligations under the agreement are secured by its assets.    As of March 31, 2012, the Company had not borrowed on its line of credit.

 Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method of attribution.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, (unaudited)
	2012	2011
Cost of goods sold	$64	$25
Research and development	141	19
Selling, general and administrative	544	812
Total stock-based compensation expense	$749	$856

At March 31, 2012, total unrecognized compensation costs related to stock options was approximately $4.0 million, net of estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.3 years.

The key assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted and the weighted average grant date fair value per share are as follows:

	Three Months Ended March 31, (unaudited)
	2012	2011
Dividend yield	0%	0%
Risk free interest rates	0.51 to 0.87%	1.04 to 2.37%
Expected volatility	71.8 to 81.2%	67.1 to 85.7%
Expected term (in years)	3.5 to 5.5	3.5 to 5.5
Weighted average grant date fair value per share	$2.25	$3.92

The Company has not declared or paid any dividends and does not expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the three months ended March 31, 2012 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,242,251	$3.93
Options granted	410,500	3.88
Options exercised	(24,000)	1.20
Options forfeited	—	—
Options cancelled	—	—
Outstanding at March 31, 2012	4,628,751	$3.94	5.93	$3,676,255
Vested or expected to vest at March 31, 2012 (1)	4,555,187	$3.91	5.94	$3,673,636
Exercisable at March 31, 2012	3,157,477	$3.03	6.14	$3,623,865
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.   During the three months ended March 31, 2012, the aggregate intrinsic value of options exercised was $62 thousand. The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of March 31, 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

For the three months ended March 31, 2012, the Company received approximately $29 thousand for 24,000 stock options exercised.   For the three months ended March 31, 2011, the Company received approximately $22 thousand for 23,250 stock options exercised.  For the three months ended March 31, 2011, there were 380,511 warrants exercised on a cashless basis resulting in 310,897 shares of common stock issued.   In addition, the Company received proceeds of approximately $81 thousand from the exercise of warrants and issued 72,116 shares of common stock in the three months ended March 31, 2011.

Note 7:  Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 was 37.1% and 36%, respectively.  The differences between the effective tax rate of 37.1% and the U.S. federal statutory rate of 34% for the three months ended March 31, 2012 were primarily due to the impact of state income taxes and alternative minimum tax.  For the three months ended March 31, 2011, the difference between the effective tax rate of 36% and the U.S. federal statutory rate of 34% was alternative minimum tax.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 8:  Commitments and Contingencies

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

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded stating that the licenses were no longer in force and that the request for royalties was untimely.  Although GOT does not agree, both parties have expressed an interest in resolving the disagreement amicably.  Communications to date have been preliminary regarding its resolution.  The Company estimates that the range of loss contingency is between $0 and $250 thousand.

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

For the three months ended March 31, 2012 and 2011, rent expense was approximately $302 thousand and $289 thousand, respectively.

Equipment Purchase Commitments

The Company has committed to equipment purchases of $1.7 million at March 31, 2012.

Note 9:  Concentrations

For the three months ended March 31, 2012, approximately 52% of the company’s net revenues were derived from customers in the United States and approximately 48% of the Company’s net revenues were derived from international customers.   For the three months ended March 31, 2011, approximately 74% of the company’s net revenues were derived from customers in the United States and approximately 26% of the Company’s net revenues were derived from international customers.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended March 31, (unaudited)
	2012	2011
North America	$3,375	$4,095
Europe, Middle East and Africa	2,042	814
Asia	720	532
Total	$6,137	$5,441

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

Note 10:  Subsequent Events

On May 8, 2012, the Company entered into a new employment agreement with Paul Campbell under which he will continue serving as the Company’s Chief Financial Officer and Treasurer.  The agreement will expire on December 31, 2013.   Mr. Campbell will be paid an annual salary of $318,000 and receive stock options valued at $82,400 on May 8, 2012.  The agreement provides that he will receive equity in the form of stock options or restricted stock valued at $123,600 on December 31, 2012.

Pursuant to the employment agreement, Mr. Campbell’s employment may be terminated by the Company with or without cause and he may terminate his employment for Good Reason (as defined in the agreement), among other reasons.  If Mr. Campbell’s employment is terminated without cause or if he terminates it for Good Reason, then Mr. Campbell, at the Company’s sole discretion, shall be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the employment agreement, which shall be paid monthly or (ii) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination. Mr. Campbell shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term, but have not been paid. Additionally, any non-vested options held by Mr. Campbell shall vest immediately. If the agreement is terminated with cause or if Mr. Campbell terminates it without Good Reason then Mr. Campbell shall cease to accrue salary, personal time off, benefits and other compensation on the date of such termination.  If Mr. Campbell’s employment is terminated or his position significantly changed or salary decreased as a result of the acquisition of the Company, Mr. Campbell shall be entitled to severance equal to the amount he would have been due if he had been terminated without cause.

The foregoing descriptions of the employment agreement does not purport to be complete and is qualified in their entirety by reference to this agreement which is attached as an exhibit to this 10-Q and is incorporated into this Item by reference.

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

At March 31, 2012, we had a total of 94 full-time and part-time employees, equivalent to the headcount at December 31, 2011.

A detailed discussion of our business may be found in Part I, “Business,” of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, relate to revenue and cost recognition, product warranty, use of estimates, fair value of financial instruments, stock-based compensation and accounting for income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent account pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues

Revenues for the three months ended March 31, 2012 were approximately $6.1 million, as compared to approximately $5.4 million for the three months ended March 31, 2011, an increase of approximately 13%.  Revenue was higher for the three month period as there was an increase in volume of units sold offset by a decrease in contract revenue.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three months ended March 31, 2012, product revenue increased approximately $1.5 million or 35% as compared to the three months ended March 31, 2011.  The increase was driven by an increase in volume of displays sold coupled with a slightly higher average sales price per display than the first quarter of 2011 and an increase in display production which allowed more units to be sold.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three months ended March 31, 2012, contract revenue decreased approximately $0.8 million or 73% as compared to the first quarter of 2011.   We had fewer active contracts in the first quarter of 2012 as compared to the first quarter of 2011.  There were 5 active contracts during the first quarter 2012 compared to 8 in the first quarter 2011.  The dollar value, the amount of activity and the timing of the milestones generally combined for more revenue generation in first quarter 2011.  We expect contract revenue to increase in the coming quarters from the amount generated in Q1 12 due to new contracts and more activity on the existing contracts.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three months ended March 31, 2012 was approximately $3.5 million as compared to approximately $3.2 million for the three months ended March 31, 2011, an increase of approximately $0.3 million.  Cost of goods sold as a percentage of revenues was 56% for the three months ended March 31, 2012 as compared to 59% for the three months ended March 31, 2011.  The improvement in the cost of goods sold percentage of revenues was primarily due to the increased production of displays and to the increase in average sales price.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011
	(unaudited)
Product revenue gross profit	$2,528	$1,701
Product revenue gross margin	43%	39%
Contract revenue gross profit	$153	$545
Contract revenue gross margin	50%	48%
Total gross profit	$2,681	$2,246
Total gross margin	44%	41%

The gross profit for the three months ended March 31, 2012 was approximately $2.7 million as compared to approximately $2.2 million for the three months ended March 31, 2011, an increase of $0.5 million.  Gross margin was 44% for the three months ended March 31, 2012 up from 41% for the three months ended March 31, 2011.

The product gross profit for the three months ended March 31, 2012 was approximately $2.5 million as compared to approximately $1.7 million for the three months ended March 31, 2011, an increase of $0.8 million.  Product gross margin was 43% for the three months ended March 31, 2012 up from 39% for the three months ended March 31, 2011.   The gross margin was favorably impacted by the higher revenue volume and higher average selling price per display and offset by an increase in cost of goods sold which primarily related to an increase in labor costs.    In the latter half of March 2011, we added additional production shifts as compared to the quarter ended March 31, 2012 where the additional production shifts operated the entire quarter.

Changes in product gross margin are primarily a function of units produced and average price per unit.  An increase in units produced lowers the cost per unit, thereby increasing the margin.  Even though the margin for the first quarter of 2012 exceeded that of the first quarter of 2011, we believe the 43% product revenue gross margin will increase in the coming quarters due to increased production volume and lower costs of production.

The contract gross profit for the three months ended March 31, 2012 was approximately $0.2 million as compared to approximately $0.5 million for the three months ended March 31, 2011, a decrease of $0.3 million.  Contract gross margin was 50% for the three months ended March 31, 2012 up from 48% for the three months ended March 31, 2011.   The contract gross margin is dependent upon the mix of costs, internal versus external third party costs, with external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

Research and Development.  Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  They do not, however, include research and development costs associated with the fulfillment of research and development contracts as these are contract cost of goods sold even though they are often also costs associated with development of new products.  Research and development expenses for the three months ended March 31, 2012 were approximately $1.1 million as compared to $0.5 million for the three months ended March 31, 2011, an increase of approximately $0.6 million related to internal research and development of new products.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filings and related matters, as well as other marketing and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2012 were approximately $2.3 million as compared to approximately $2.1 million for the three months ended March 31, 2011, a slight increase of $0.2 million related to personnel costs.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense related to the secured debt, and income from the licensing of intangible assets.

For the three months ended March 31, 2012, interest expense was approximately $3 thousand as compared to $29 thousand for the three months ended March 31, 2011. These amounts are fees to keep our line of credit open.  We have no debt upon which we are incurring interest expense.  For the three months ended March 31, 2012, interest expense associated with debt was $11 thousand offset by the capitalization of interest of $8 thousand. For the three months ended March 31, 2011, the interest expense associated with debt was $22 thousand and the accrued interest on liquidated damages was $7 thousand.

Other income for the three months ended March 31, 2012 was approximately $7 thousand as compared to $16 thousand for the three months ended March 31, 2011.  The other income for the three months ended March 31, 2012 was interest income of approximately $6 thousand and $1 thousand from equipment salvage.  The other income for the three months ended March 31, 2011was interest income of approximately $4 thousand and $12 thousand from equipment salvage.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $14.1 million of cash, cash equivalents, and investments in certificates of deposit (“CDs”) as compared to $14.3 million at December 31, 2011.  Of the $14.1 million in cash, approximately $8.2 million was invested in CDs.

Cash flow provided by operating activities during the three months ended March 31, 2012 was approximately $0.3 million, approximately $0.8 million was from net non-cash expenses offset by the net loss of $0.5 million. Cash flow provided by operating activities during the three months ended March 31, 2011 was approximately $0.8 million, approximately $0.5 million was from the change in operating assets and liabilities and net non-cash expenses of $3.6 million offset by the net loss of $3.3 million.

Cash used in investing activities during the three months ended March 31, 2012 was approximately $2.1 million of which $1.5 million purchased CDs and approximately $0.6 million for equipment purchases primarily for upgrading our production line.  Cash used in investing activities during the three months ended March 31, 2011 was approximately $0.9 million of which $0.6 million purchased CDs and approximately $0.3 million for equipment purchases primarily for upgrading our production line.

Cash provided by financing activities during the three months ended March 31, 2012 was approximately was $29 thousand, representing proceeds from the exercise of stock options. Cash provided by financing activities during the three months ended March 31, 2011 was approximately was $104 thousand, representing proceeds from the exercise of stock options and warrants.

Credit Facility

At March 31, 2012, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2012 for a one year term unless written notice is provided.  We did not draw on our credit facility during the quarter ended March 31, 2012, there is no outstanding balance, and there have been no draws on the line of credit since its inception in September 2010.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of March 31, 2012.

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At March 31, 2012, we have not withdrawn any funds under our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three months ended March 31, 2012.

Foreign currency exchange rate risk

We do not have any material foreign currency exchange rate risk.

ITEM 4.  Controls and Procedures

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes from the risk factors during the three months ended March 31, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

10.1	Executive Employment Agreement between Paul C. Campbell and the Company dated May 8, 2012 (1)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

EX-101.INS	XBRL Instance Document (1)

EX-101.SCH	XBRL Taxonomy Extension Schema Document (1)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase (1)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 2012.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer