Form 10-Q
period 2012-06-30
EMAGIN CORP
filed 2012-08-09
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

The number of shares of common stock outstanding as of July 31, 2012 was 23,542,853.

eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2012

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2012 (unaudited)	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$4,041	$7,571
Investments	8,280	5,745
Accounts receivable, net	6,834	5,576
Inventories, net	2,364	2,760
Prepaid expenses and other current assets	967	1,008
Total current assets	22,486	22,660
Long-term investments	1,014	1,000
Equipment, furniture and leasehold improvements, net	6,912	5,980
Other assets	126	127
Deferred tax asset	8,165	8,165
Total assets	$38,703	$37,932

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$966	$961
Accrued expenses	1,921	2,246
Other current liabilities	506	614
Total current liabilities	3,393	3,821

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2012 and December 31, 2012	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,542,853 shares as of June 30, 2012 and 23,513,978 as of December 31, 2011	24	24
Additional paid-in capital	222,280	220,838
Accumulated deficit	(186,531)	(186,656)
Treasury stock, 150,000 shares as of June 30, 2012 and 25,000 shares as of December 31, 2011	(463)	(95)
Total shareholders’ equity	35,310	34,111
Total liabilities and shareholders’ equity	$38,703	$37,932

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:

Product	$7,124	$5,948	$12,954	$10,258
Contract	1,463	1,501	1,770	2,632
Total revenue, net	8,587	7,449	14,724	12,890

Cost of goods sold:

Product	3,480	3,043	6,782	5,652
Contract	594	780	748	1,366
Total cost of goods sold	4,074	3,823	7,530	7,018

Gross profit	4,513	3,626	7,194	5,872

Operating expenses:

Research and development	1,258	774	2,398	1,306
Selling, general and administrative	2,344	2,228	4,607	4,369
Total operating expenses	3,602	3,002	7,005	5,675

Income from operations	911	624	189	197

Other income (expense):
Interest expense, net	(5)	(30)	(8)	(59)
Other income, net	12	13	18	29
Change in fair value of warrant liability	—	2,577	—	(480)
Total other income (expense), net	7	2,560	10	(510)
Income (loss) before provision for income taxes	918	3,184	199	(313)
Provision for income taxes	341	213	74	54

Net income (loss)	$577	$2,971	$125	$(367)
Less net income allocated to participating securities	140	763	30	—
Net income (loss) allocated to common shares	$437	$2,208	$95	$(367)

Income (loss) per share, basic	$0.02	$0.10	$0.00	$(0.02)
Income (loss) per share, diluted	$0.02	$0.01	$0.00	$(0.02)

Weighted average number of shares outstanding:

Basic	23,469,777	21,853,631	23,488,475	21,688,174
Diluted	25,167,605	25,717,758	25,344,779	21,688,174

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$125	$(367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111	70
Reduction of provision for sales returns and doubtful accounts	—	(204)
Stock-based compensation	1,400	1,361
Change in the fair value of warrant liability	—	480
Changes in operating assets and liabilities:
Accounts receivable	(1,258)	124
Inventory	396	(184)
Prepaid expenses and other current assets	41	(12)
Accounts payable, accrued expenses, and other current liabilities	(428)	(798)
Net cash provided by operating activities	387	470
Cash flows from investing activities:
Purchase of equipment	(1,042)	(834)
Purchase of investments, net	(2,549)	(1,150)
Net cash used in investing activities	(3,591)	(1,984)
Cash flows from financing activities:
Proceeds from exercise of stock options	42	515
Proceeds from exercise of stock warrants	—	81
Purchase of treasury stock	(368)	—
Net cash (used in) provided by financing activities	(326)	596
Net decrease in cash and cash equivalents	(3,530)	(918)
Cash and cash equivalents, beginning of period	7,571	7,796
Cash and cash equivalents, end of period	$4,041	$6,878

Cash paid for interest, net of amount capitalized of $13 thousand in 2012	$—	$30
Cash paid for taxes	$—	$15
Non-cash financing activities:
Issuance of 321,935 shares of common stock for cashless exercise of 395,229 warrants in 2011.	$—	$—
Conversion of 20 shares of Series B Convertible Preferred Stock for 26,666 shares of common stock in 2011.	$—	$—
Issuance of 49,685 shares of common stock for cashless exercise of 60,000 stock options in 2011.	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2011 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company also earns revenues from certain R&D activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Revenues relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis).  Progress is generally based on a cost-to-cost approach however an alternative method may be used such as physical progress, labor hours or others depending on the type of contract.   Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.  Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

Investments

Investments consist of debt securities including corporate obligations and FDIC-insured certificates of deposit with maturities up to eighteen months.   The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold them until maturity. These securities are carried at amortized cost.

The held-to-maturity investments consist of the following as of June 30, 2012 and December 31, 2011(in thousands):

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$1,285	$—	$7	$1,278	$—	$—	$—	$—

Long-term investments:

Corporate debt securities	$264	$—	$1	$263	$—	$—	$—	$—

The current investments mature within one year and the long-term investments mature between one and two years.  The Company did not have any other-than-temporary declines in the fair value of its marketable securities as of June 30, 2012 and December 31, 2011.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options, warrants, and convertible preferred stock. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	(unaudited)			(unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$577			$2,971
Income allocated to participating securities	$140			$763
Income allocated to common shares	$437	23,469,777	$0.02	$2,208	21,853,631	$0.10
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	—			1,921
Diluted potential common shares (1)		1,697,828			3,864,127
Income allocated to common shares	$437	25,167,605	$0.02	$287	25,717,758	$0.01

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	(unaudited)			(unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income (Loss)	$125			$(367)
Income allocated to participating securities	$30			$—
Income (Loss) allocated to common shares	$95	23,488,475	$0.00	$(367)	21,688,174	$(0.02)
Diluted EPS
Diluted potential common shares (1)		1,856,304			—
Income (Loss) allocated to common shares	$95	25,344,779	$0.00	$(367)	21,688,174	$(0.02)

(1) Diluted potential common shares consist of stock options and warrants.

For the three and six months ended June 30, 2012, there were stock options and warrants to acquire 3,005,164 and 2,704,361 shares, respectively, of the Company’s common stock which were excluded from the computation of its diluted earnings per share as their effect would be antidilutive.

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

Note 2:  Accounts Receivables, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011
Accounts receivable	$7,102	$5,844
Less allowance for doubtful accounts	(268)	(268)
Net receivables	$6,834	$5,576

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011
Raw materials	$1,065	$1,092
Work in process	664	985
Finished goods	644	689
	2,373	2,766
Less inventory reserve	(9)	(6)
Total inventories, net	$2,364	$2,760

Note 4:  Line of Credit

At June 30, 2012, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms of the line of credit are:  the minimum monthly interest payment is $1,000; the interest rate is Prime plus 5% but not less than 8.25%; and the early termination fee is $6,000.  The renewal date is September 1, 2012.  The Company’s obligations under the agreement are secured by its assets.    As of June 30, 2012, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2012	2011	2012	2011
Cost of revenue	$72	$61	$136	$86
Research and development	146	130	287	149
Selling, general and administrative	433	314	977	1,126
Total stock compensation expense	$651	$505	$1,400	$1,361

At June 30, 2012, total unrecognized compensation costs related to stock options was approximately $3.6 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.1 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended June 30,
	2012	2011
Dividend yield	0%	0%
Risk free interest rates	0.36 – 0.87%	1.04 - 2.37%
Expected volatility	71.8 to 81.2%	67.1 to 85.7%
Expected term (in years)	3.0 to 5.5	3.5 to 5.5

The Company has not declared or paid any dividends and does not currently expect to do so in the near future.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the six months ended June 30, 2012 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,242,251	$3.93
Options granted	644,142	3.48
Options exercised	(28,875)	1.44
Options forfeited	(8,953)	5.41
Options cancelled	—	—
Outstanding at June 30, 2012	4,848,565	$3.88	5.41	$3,409,209
Vested or expected to vest at June 30, 2012 (1)	4,768,702	$3.85	5.43	$3,403,666
Exercisable at June 30, 2012	3,251,316	$3.08	5.74	$3,298,347

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  During the three and six months ended June 30, 2012, the aggregate intrinsic value of options exercised was $2 thousand and $64 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of June 30, 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $13 thousand and $42 thousand for the exercise of 4,875 and 28,875 stock options in the three and six months ended June 30, 2012, respectively.   The Company received approximately $493 thousand and $515 thousand for the exercise of 424,761and 448,011 stock options in the three and six months ended June 30, 2011, respectively.

For the three and six months ended June 30, 2012, there were no warrant exercises.  There were 14,718 and 395,229 warrants exercised on a cashless basis resulting in 11,038 and 321,935 shares of common stock issued in the three and six months ended June 30, 2011, respectively.   For the six months ended June 30, 2011, the Company received proceeds of approximately $81 thousand from the exercise of warrants and issued 72,116 shares of common stock.

On August 24, 2011, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $2.5 million of its common stock.  During the three and six months ended June 30, 2012, the Company purchased 125,000 shares of its common stock.  These shares were purchased at an average cost of $2.95 per share, for a total of approximately $368 thousand.  As of June 30, 2012, there was approximately $2.0 million remaining under the stock repurchase plan.

Note 7:  Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 37.2% and 32.6%, respectively.  The differences between the effective tax rate of 37.2% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2012 were primarily due to the impact of state income taxes and alternative minimum tax. For the six months ended June 30, 2011, the difference between the effective tax rate of 32.6% and the U.S. federal statutory rate of 34% was primarily due to the impact of alternative minimum tax and state income taxes.

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

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease was extended to October 31, 2015.

Rent expense was approximately $302 thousand and $603 thousand, respectively, for the three and six months ended June 30, 2012 and approximately $298 thousand and $587 thousand, respectively, for the three and six months ended June 30, 2011.

Equipment Purchase Commitments

The Company has committed to equipment purchases of $1.7 million at June 30, 2012.

Note 9:  Concentrations

For the three and six months ended June 30, 2012, approximately 71% and 63%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 29% and 37%, respectively, of the Company’s net revenues were derived from international customers.   For the three and six months ended June 30, 2011, approximately 57% and 64%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 43% and 36%, respectively, of the Company’s net revenues were derived from international customers.   For the three months ended June 30, 2012, two customers accounted for 33% of its revenues and for the six months ended June 30, 2012, one customer accounted for 16% of its revenues.  For the three and six months ended July 2011, there was no customer that accounted for more than 10% of its revenue.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2012	2011	2012	2011
North and South America	$6,251	$4,441	$9,611	$8,536
Europe, Middle East, and Africa	1,713	2,547	3,770	3,524
Asia Pacific	623	461	1,343	830
Total	$8,587	$7,449	$14,724	$12,890

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

At June 30, 2012, we had a total of 96 full-time and part-time employees as compared to 92 employees at December 31, 2011.

In the second quarter of 2012, we continued work on bringing up our new OLED deposition machine.  We are currently manufacturing displays on the tool and continuing to work on full automation to optimize production capacity.  During this period, we will continue to run production on the Satella (our other OLED deposition machine) as necessary to meet customer demand.

A detailed discussion of our business may be found in Part I, “Business,” of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 10, 2012.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.   Product revenue is generally recognized when products are shipped to customers. We defer revenue recognition on products sold directly to the consumer with a maximum thirty day right of return.  Revenue is recognized upon the expiration of the right of return.

We also earn revenues from certain R&D activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Revenues relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis).  Progress is generally based on a cost-to-cost approach however an alternative method may be used such as physical progress, labor hours or others depending on the type of contract.   Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.  Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, relate to product warranty, use of estimates, fair value of financial instruments, stock-based compensation and accounting for income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent account pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2011

Revenues

Revenues for the three and six months ended June 30, 2012 were approximately $8.6 million and $14.7 million, respectively, as compared to approximately $7.4 million and $12.9 million, respectively, for the three and six months ended June 30, 2011, an increase of approximately $1.2 million or 15% and $1.8 million or 14%, respectively.  The increase in revenue for the three and six month periods was primarily due to increased sales of our OLED micro-displays.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three and six months ended June 30, 2012, product revenue increased approximately $1.2 million or 20% and $2.7 million or 26%, respectively, as compared to the three and six months ended June 30, 2011.  The increase in product revenue for the three and six month periods was driven primarily by an increase in sales volume as the average sales price per display remained constant with the first six months of 2011.  For the three and six months ended June 30, 2012, we shipped 21%  and 26%, respectively, more displays as compared to the three and six months ended June 30, 2011.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2012, contract revenue decreased approximately $38 thousand or 3% and $862 thousand or 33%, respectively, as compared to the three and six months ended June 30, 2011.   The decrease in contract revenue for the six month period was a result of fewer active contracts in the first quarter of 2012 as compared to 2011.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three and six months ended June 30, 2012 was approximately $4.1 million and $7.5 million, respectively, as compared to approximately $3.8 million and $7.0 million, respectively, for the three and six months ended June 30, 2011, an increase of approximately $0.3 million and $0.5 million, respectively.   Cost of goods sold as a percentage of revenues was 47% and 51%, respectively, for the three and six months ended June 30, 2012 as compared to 51% and 54% for the three and six months ended June 30, 2011.

The following table outlines product, contract and total gross profit and related gross margins for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Product revenue gross profit	$3,644	$2,905	$6,172	$4,606
Product revenue gross margin	51	49%	48%	45%
Contract revenue gross profit	$869	$721	$1,022	$1,266
Contract revenue gross margin	59	48%	58%	48%
Total gross profit	$4,513	$3,626	$7,194	$5,872
Total gross margin	53	49%	49%	46%

The gross profit for the three and six months ended June 30, 2012 was approximately $4.5 million and $7.2 million, respectively,  as compared to approximately $3.6 million and $5.9 million, respectively, for the three and six months ended June 3, 2011, an increase of $0.9 million and $1.3 million, respectively.   Gross margin was 53% for the three months ended June 2012 up from 49% for the three months ended June 30, 2011.  Gross margin was 49% for the six months ended June 30, 2012 up from 46% for the six months ended 2011.

The product gross profit for the three and six months ended June 30, 2012 was approximately $3.6 million and $6.2 million, respectively, as compared to approximately $2.9 million and $4.6 million, respectively, for the three and six months ended June 30, 2011, an increase of $0.7 million and $1.6 million, respectively.  Product gross margin was 51% and 48%, respectively, for the three and six months ended June 30, 2012 up from 49% and 45% for the three and six months ended June 30, 2011.   For the three and six month periods of 2012, our gross margin was favorably impacted as fixed production costs are spread over a higher revenue base.  The cost per display produced in Q2 2012 was slightly less than displays produced in Q1 2011.  A slight decrease of 2% in the average selling price offset a portion of the favorable impacts to gross margin.

The contract gross profit for the three and six months ended June 30, 2012 was approximately $0.9 million and $1.0 million, respectively,  as compared to approximately $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2011, an increase of $0.2 million and a decrease of $0.3 million, respectively.  Contract gross margin was 59% and 58%, respectively, for the three and six months ended June 30, 2012 up from 48% for both the three and six months ended June 30, 2011.    The contract gross margin is dependent upon the mix of costs, internal versus external third party costs.  External third party costs lower gross margins and reduce the contract gross profit.

Operating Expenses

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three and six months ended June 30, 2012 were approximately $1.3 million and $2.4 million as compared to $0.8 million and $1.3 million for the three and six months ended June 30, 2011.  The increase of approximately $0.5 million and $1.1 million, respectively, is related to an increase in personnel costs and related expenses to support R&D activities.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2012 were approximately $2.3 million and $4.6 million, respectively, as compared to approximately $2.2 million and $4.4 million, respectively, for the three and six months ended June 30, 2011. The slight increase of approximately $0.1 million and $0.2 million, respectively, is related to an increase in personnel costs.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense, and income (expense) applicable to the change in the fair value of the warrant liability.  For the three and six months ended June 30, 2012, interest expense was approximately $5 thousand and $8 thousand, respectively, offset by the capitalization of interest of $5 thousand and $13 thousand, respectively, as compared to approximately $30 thousand and $59 thousand, respectively, for the three and six months ended June 30, 2011.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit open.  Other income, primarily interest income, for the three and six months ended June 30, 2012 was approximately $12 thousand and $18 thousand, respectively, as compared to approximately $13 thousand and $29 thousand, respectively, for the three and six months ended June 30, 2011.

Change in Fair Value of Warrant Liability.  For the three and six months ended June 30, 2012, the change in fair value of the warrant liability was $0 as the Company had no warrants that are accounted for as a liability. For the three months ended June 30, 2011, the change in fair value of the warrant liability was income of $2.6 million and for the six months ended June 30, 2011, the change in fair value of the warrant liability was a charge of $0.5 million.  The change in the fair value of the warrant liability was primarily due to the change in the common stock price of eMagin period over period.  The change in fair value of the warrant liability had no impact on our cash balances, operations, or operating income.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $13.3 million of cash, cash equivalents, and investments as compared to $14.3 million at December 31, 2011.  Of the $13.3 million in cash, approximately $9.3 million was invested in certificates of deposits (“CDs”) and corporate bonds.

Cash flow provided by operating activities during the six months ended June 30, 2012 was approximately $0.4 million, attributable to our net income of approximately $0.1 million and net non-cash expenses of $1.5 million offset by the change in operating assets and liabilities of $1.2 million.  Cash flow provided by operating activities during the six months ended June 30, 2011 was approximately $0.5 million, attributable to our net loss of approximately $0.4 million and change in operating assets and liabilities of $0.8 million offset by net non-cash expenses of $1.7 million.

Cash used in investing activities during the six months ended June 30, 2012 was approximately $3.6 million of which $2.6 million purchased investments in CDs and corporate bonds and approximately $1.0 million purchased equipment primarily for upgrading our production line.  Cash used in investing activities during the six months ended June 30, 2011 was approximately $2.0 million of which $1.2 million purchased CDs and approximately $0.8 million purchased equipment primarily for upgrading our production line.  Presently we have committed approximately $1.7 million for capital expenditures in 2012.

Cash used by financing activities during the six months ended June 30, 2012 was approximately $0.3 million, primarily representing the purchase of treasury stock as compared to the cash provided by financing activities during the six months ended June 30, 2011 which was approximately $0.6 million from the exercise of stock options and warrants.

Credit Facility

At June 30, 2012, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2012 for a one year term unless written notice is provided.  We did not draw on our credit facility during the quarter ended June 30, 2012 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of June 30, 2012.

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

Interest rate risk

We hold our cash in cash and cash equivalents, certificates of deposits, and corporate bonds.   We do not hold derivative financial instruments or equity securities.   At June 30, 2012, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and six months ended June 30, 2012.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes from the risk factors during the six months ended June 30, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On August 24, 2011, eMagin’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $2.5 million of our common stock.  As of June 30, 2012, approximately $2.0 million remained available under the stock repurchase plan.

Our common stock repurchase activity for the three months ended June 30, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2012	—	$—	—	$2,404,807
May 1 through May 31, 2012	86,680	$2.91	111,680	$2,152,643
June 1 through June 30, 2012	38,320	$3.03	150,000	$2,036,478
Total	125,000	$2.95

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

101.INS	.XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2012.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer