Form 10-Q
period 2012-09-30
EMAGIN CORP
filed 2012-11-08
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

The number of shares of common stock outstanding as of October 31, 2012 was 23,674,541.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2012

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012 (unaudited)	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$7,567	$7,571
Investments	8,267	5,745
Accounts receivable, net	4,977	5,576
Inventories, net	2,814	2,760
Prepaid expenses and other current assets	931	1,008
Total current assets	24,556	22,660
Long-term investments	761	1,000
Equipment, furniture and leasehold improvements, net	6,904	5,980
Other assets	125	127
Deferred tax asset	8,165	8,165
Total assets	$40,511	$37,932

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$888	$961
Accrued expenses	2,462	2,246
Other current liabilities	739	614
Total current liabilities	4,089	3,821

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,674,541 shares as of September 30, 2012 and 23,513,978 as of December 31, 2011	24	24
Additional paid-in capital	223,052	220,838
Accumulated deficit	(186,191)	(186,656)
Treasury stock, 150,000 shares as of September 30, 2012 and 25,000 shares as of December 31, 2011	(463)	(95)
Total shareholders’ equity	36,422	34,111
Total liabilities and shareholders’ equity	$40,511	$37,932

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:

Product	$6,309	$6,306	$19,263	$16,564
Contract	1,201	1,957	2,971	4,589
Total revenue, net	7,510	8,263	22,234	21,153

Cost of goods sold:

Product	3,132	2,902	9,914	8,554
Contract	729	1,002	1,477	2,368
Total cost of goods sold	3,861	3,904	11,391	10,922

Gross profit	3,649	4,359	10,843	10,231

Operating expenses:

Research and development	1,173	765	3,571	2,071
Selling, general and administrative	1,918	1,992	6,525	6,361
Total operating expenses	3,091	2,757	10,096	8,432

Income from operations	558	1,602	747	1,799

Other income (expense):
Interest expense, net	(10)	(26)	(18)	(85)
Other income, net	13	3	32	32
Change in fair value of warrant liability	—	3,028	—	2,548
Total other income (expense), net	3	3,005	14	2,495
Income before provision for income taxes	561	4,607	761	4,294
Provision for income taxes	221	488	295	542

Net income	$340	$4,119	$466	$3,752
Less net income allocated to participating securities	83	1,015	113	954
Net income allocated to common shares	$257	$3,104	$353	$2,798

Income per share, basic	$0.01	$0.13	$0.02	$0.13
Income per share, diluted	$0.01	$0.03	$0.01	$0.02

Weighted average number of shares outstanding:

Basic	23,444,361	23,084,229	23,473,770	22,153,525
Diluted	25,393,035	25,322,920	25,360,864	25,642,105

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$466	$3,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	118
Reduction of provision for sales returns and doubtful accounts	—	(98)
Stock-based compensation	1,959	1,777
Change in the fair value of warrant liability	—	(2,548)
Changes in operating assets and liabilities:
Accounts receivable	599	(645)
Inventory	(54)	(214)
Prepaid expenses and other current assets	77	(80)
Accounts payable, accrued expenses, and other current liabilities	267	(453)
Net cash provided by operating activities	3,482	1,609
Cash flows from investing activities:
Purchase of equipment	(1,090)	(1,350)
Purchase of investments, net	(2,283)	(2,645)
Net cash used in investing activities	(3,373)	(3,995)
Cash flows from financing activities:
Proceeds from exercise of stock options	255	526
Proceeds from exercise of stock warrants	—	562
Purchase of treasury stock for retirement	(368)	—
Net cash (used in) provided by financing activities	(113)	1,088
Net decrease in cash and cash equivalents	(4)	(1,298)
Cash and cash equivalents, beginning of period	7,571	7,796
Cash and cash equivalents, end of period	$7,567	$6,498

Cash paid for interest, net of amount capitalized of $13 thousand in 2012	$—	$42
Cash paid for taxes	$—	$15
Non-cash financing activities:
Issuance of 476,663 shares of common stock for cashless exercise of 581,895 warrants in 2011.	$—	$—
Conversion of 20 shares of Series B Convertible Preferred Stock for 26,666 shares of common stock in 2011.	$—	$—
Issuance of 49,685 shares of common stock for cashless exercise of 60,000 stock options in 2011.	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2011 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The held-to-maturity investments consist of the following as of September 30, 2012 and December 31, 2011(in thousands):

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$1,267	$—	$—	$1,267	$—	$—	$—	$—

Long-term investments:

Corporate debt securities	$261	$—	$—	$261	$—	$—	$—	$—

The current investments mature within one year and the long-term investments mature between one and two years.

Net Income per Common Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options, warrants, and convertible preferred stock. Diluted income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	(unaudited)			(unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$340			$4,119
Income allocated to participating securities	$83			$1,015
Income allocated to common shares	$257	23,444,361	$0.01	$3,104	23,084,229	$0.13
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	—			2,268
Diluted potential common shares (1)		1,948,674			2,238,691
Income allocated to common shares	$257	25,393,035	$0.01	$836	25,322,920	$0.03

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	(unaudited)			(unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$466			$3,752
Income allocated to participating securities	$113			$954
Income allocated to common shares	$353	23,473,770	$0.02	$2,798	22,153,525	$0. 13
Diluted EPS
Less: Change in fair value of warrant liability allocated to common shares	—			2,247
Diluted potential common shares (1)		1,887,094			3,488,580
Income allocated to common shares	$353	25,360,864	$0.01	$551	25,642,105	$0.02

(1) Dilutive potential common shares consist of stock options and warrants.

For the three and nine months ended September 30, 2012, there were stock options and warrants to acquire 2,657,398 and 3,024,398 shares, respectively, of the Company’s common stock which were excluded from the computation of its diluted earnings per share as their effect would be antidilutive.

For the three and nine months ended September 30, 2011, there were stock options outstanding to acquire 1,545,086 and 1,463,086 shares of the Company’s common stock which were excluded from the computation of its diluted earnings per share as their effect would be antidilutive.

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30, 2012 (unaudited)	December 31, 2011
Accounts receivable	$5,244	$5,844
Less allowance for doubtful accounts	(267)	(268)
Net receivable	$4,977	$5,576

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30, 2012 (unaudited)	December 31, 2011
Raw materials	$1,415	$1,092
Work in process	811	985
Finished goods	597	689
	2,823	2,766
Less inventory reserve	(9)	(6)
Total inventories, net	$2,814	$2,760

Note 4:  Line of Credit

At September 30, 2012, the Company renewed its line of credit with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  There were no changes in the terms of the line of credit.  The terms are:  the minimum monthly interest payment is $1,000; the interest rate is Prime plus 5% but not less than 8.25%; and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2013.  The Company’s obligations under the agreement are secured by its assets.  The Company accrued $30,000 in loan fees which were charged to prepaid expense and will be amortized over the renewal period of twelve months.  For the three and nine months ended September 30, 2012, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2012	2011	2012	2011
Cost of revenue	$70	$62	$206	$148
Research and development	147	130	434	279
Selling, general and administrative	342	224	1,319	1,350
Total stock compensation expense	$559	$416	$1,959	$1,777

At September 30, 2012, total unrecognized compensation costs related to stock options was approximately $3.2 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.9 years.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2012 is presented in the following tables:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,242,251	$3.93
Options granted	687,531	3.47
Options exercised	(160,563)	1.59
Options forfeited or expired	(18,152)	8.83
Options cancelled	—	—
Outstanding at September 30, 2012	4,751,067	$3.93	5.53	$5,725,866
Vested or expected to vest at September 30, 2012 (1)	4,674,855	$3.90	5.55	$5,700,655
Exercisable at September 30, 2012	3,226,827	$3.14	5.92	$5,221,647

 (1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  During the three and nine months ended September 30, 2012, the aggregate intrinsic value of options exercised was $357 thousand and $421 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of September 30, 2012 and December 31, 2011, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $213 thousand and $255 thousand for the exercise of 131,688 and 160,563 stock options in the three and nine months ended September 30, 2012, respectively.   The Company received approximately $12 thousand and $526 thousand for the exercise of 10,000 and 458,011 stock options in the three and nine months ended September 30, 2011, respectively.   For the nine months ended September 30, 2011, there were 60,000 options exercised on a cashless basis resulting in 49,685 shares of common stock issued.

For the three and nine months ended September 30, 2012, there were no warrant exercises.  There were 186,666 and 581,995 warrants exercised on a cashless basis resulting in 154,728 and 476,663 shares of common stock issued in the three and nine months ended September 30, 2011, respectively.   For the three and nine months ended September 30, 2011, the Company received proceeds of approximately $480 thousand and $562 thousand from the exercise of warrants and issued 1,000,000 and 1,072,116 shares of common stock, respectively.

On August 24, 2011, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $2.5 million of its common stock.  During the nine months ended September 30, 2012, the Company purchased 125,000 shares of its common stock.  These shares were purchased at an average cost of $2.95 per share, for a total of approximately $368 thousand.  As of September 30, 2012, there was approximately $2.0 million remaining under the stock repurchase plan.

Note 7:  Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 38.8% and 32.8%, respectively.  The differences between the effective tax rate of 38.8% and the U.S. federal statutory rate of 34% for the nine months ended September 30, 2012 were primarily due to the impact of state income taxes and alternative minimum tax. For the nine months ended September 30, 2011, the difference between the effective tax rate of 32.8% and the U.S. federal statutory rate of 34% was primarily due to the impact of alternative minimum tax and state income taxes.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

The Company's deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  As of September 30, 2012, the Company has determined based on the weight of the available evidence, both positive and negative, it is more likely than not that $8.1 million of its deferred tax asset will be realized and no additional valuation allowance was released.  In the fourth quarter of 2012, the Company expects to have additional information regarding a future, large government program and future sales of its new XGA display for electronic viewfinders which may have an impact on the Company's judgment about the realizability of its deferred tax assets, and the Company may adjust a portion of the valuation allowance as applicable.

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

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease has been extended to October 31, 2015.

Rent expense was approximately $302 thousand and $905 thousand, respectively, for the three and nine months ended September 30, 2012 and approximately $302 thousand and $889 thousand, respectively, for the three and nine months ended September 30, 2011.

Equipment Purchase Commitments

The Company has committed to equipment purchases of $1.7 million at September 30, 2012.

Note 9:  Concentrations

For the three and nine months ended September 30, 2012, approximately 68% and 65%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 32% and 35%, respectively, of the Company’s net revenues were derived from international customers.   For the three and nine months ended September 30, 2011, approximately 59% and 62%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 41% and 38%, respectively, of the Company’s net revenues were derived from international customers.   For the three months ended September 30, 2012, two customers accounted for 38% of its revenues and for the nine months ended September 30, 2012, one customer accounted for 16% of its revenues.  For the three months ended September 30, 2011, two customers accounted for 20% of its revenue and for the nine months ended September 30, 2011, there was no customer that accounted for more than 10% of its revenue.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2012	2011	2012	2011
North and South America	$5,442	$5,029	$15,053	$13,562
Europe, Middle East, and Africa	1,349	1,978	5,180	5,505
Asia Pacific	719	1,256	2,001	2,086
Total	$7,510	$8,263	$22,234	$21,153

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

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; our ability to successfully launch new equipment on our manufacturing line; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

At September 30, 2012, we had a total of 95 full-time and part-time employees as compared to 92 employees at December 31, 2011.

In the third quarter of 2012, we continued work on bringing up our new OLED deposition machine and qualifying the process for production.  Our work to fully automate the tool was completed and we began manufacturing displays using this machine. Since there are numerous products and each requires a separate qualification process to be completed, we plan to continue to run some production on the Satella (our other OLED deposition machine) as necessary to meet customer demand.

Also in the third quarter 2012, we completed our initial version of our new XGA display and sent samples to a prospective customer.  This display is intended to be used in electronic viewfinders of cameras.  This development extends our product line further, enabling us to more favorably address more applications and opportunities for OLED microdisplays.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  As of September 30, 2012, we have determined based on the weight of the available evidence, both positive and negative, it is more likely than not that $8.1 million of our deferred tax asset will be realized and no additional valuation allowance was released.  In the fourth quarter of 2012, we expect to have additional information regarding a future, large government program and future sales of our new XGA display for electronic viewfinders which may have an impact on our judgment about the realizability of our deferred tax assets and we may adjust a portion of the valuation allowance as applicable.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Condensed Consolidated Financial Statements in Item 1 for a description of recent account pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

Revenues for the three and nine months ended September 30, 2012 were approximately $7.5 million and $22.2 million, respectively, as compared to approximately $8.3 million and $21.2 million, respectively, for the three and nine months ended September 30, 2011, a decrease of approximately $0.8 million or 9% for the three month period and an increase of approximately $1.0 million or 5% for the nine month period.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three months ended September 30, 2012, product revenue increased approximately $3 thousand as compared to the three months ended September 30, 2011.  For the nine months ended September 30, 2012, product revenue increased approximately $2.7 million or 16% as compared to the nine months ended September 30, 2011.  The increase in product revenue for the nine month periods was driven primarily by an increase in sales volume as the average sales price per display decreased 1% which is due to the mix of displays sold.  For the three and nine months ended September 30, 2012, we shipped 5% and 18%, respectively, more displays as compared to the three and nine months ended September 30, 2011.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three and nine months ended September 30, 2012, contract revenue decreased approximately $0.8 million or 39% and $1.6 million or 35%, respectively, as compared to the three and nine months ended September 30, 2011.  The decrease in contract revenue for the three and nine month period in 2012 was a result of fewer and smaller active contracts as compared to 2011.  Historically, many of these contracts are with U.S. government agencies.  Although eMagin has been and expects to continue to be successful on winning new R&D contracts, including the contracts won this year such as USSOCOM and U.S. Navy, it is likely that the current U.S. government budget issues have impacted the number and amount of contracts available.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold was approximately $3.9 million for the three month periods ended September 30, 2012 and 2011.  Cost of goods sold for the nine months ended September 30, 2012 was approximately $11.4 million as compared to approximately $10.9 million for the nine months ended September 30, 2011, an increase of approximately $0.5 million.   Cost of goods sold as a percentage of revenues was 51% for both the three and nine months ended September 30, 2012 as compared to 47% and 52% for the three and nine months ended September 30, 2011, respectively.

The following table outlines product, contract and total gross profit and related gross margins for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Product revenue gross profit	$3,177	$3,404	$9,349	$8,010
Product revenue gross margin	50%	54%	49%	48%
Contract revenue gross profit	$472	$955	$1,494	$2,221
Contract revenue gross margin	39%	49%	50%	48%
Total gross profit	$3,649	$4,359	$10,843	$10,231
Total gross margin	49%	53%	49%	48%

The gross profit for the three and nine months ended September 30, 2012 was approximately $3.6 million and $10.8 million, respectively, as compared to approximately $4.4 million and $10.2 million, respectively, for the three and nine months ended September 30, 2011, a decrease of approximately $0.8 million for the three month period and an increase of approximately $0.6 million for the nine month period.   Gross margin was 49% for both the three and nine months ended September 30, 2012 and 53% and 48%, respectively, for the three and nine months ended September 30, 2011.

The product gross profit for the three and nine months ended September 30, 2012 was approximately $3.2 million and $9.3 million, respectively, as compared to approximately $3.4 million and $8.0 million, respectively, for the three and nine months ended September 30, 2011, a decrease of $0.2 million for the three month period and an increase of $1.3 million for the nine month period.  Product gross margin was 50% and 49%, respectively, for the three and nine months ended September 30, 2012 down from 54% for the three month period and up from 48% for the nine month period.   For the three month period of 2012, our gross margin decreased as compared to the three month period of 2011 as the cost per display produced in Q3 2012 was slightly higher than displays produced in Q3 2011 and we had a decrease in the average selling price. For the nine month period of 2012, our gross margin was favorably impacted as fixed production costs are spread over a higher revenue base. For the nine month period of 2012, the cost per display produced was lower than for displays produced in the nine month period in 2011 which was offset by a small decrease in the average selling price.

The contract gross profit for the three and nine months ended September 30, 2012 was approximately $0.5 million and $1.5 million, respectively,  as compared to approximately $1.0 million and $2.2 million, respectively, for the three and nine months ended September 30, 2011, a decrease of approximately $0.5 million and $0.7 million, respectively.  Contract gross margin was 39% and 50%, respectively, for the three and nine months ended September 30, 2012, a decrease from 49% for the three month period and an increase from 48% for the nine month period.    The contract gross margin is dependent upon the nature of the contract, the amount of costs actually incurred and mix of costs, internal versus external third party costs.  External third party costs lower gross margins and reduce the contract gross profit.

Operating Expenses

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three and nine months ended September 30, 2012 were approximately $1.2 million and $3.6 million, respectively, as compared to approximately $0.8 million and $2.1 million, respectively, for the three and nine months ended September 30, 2011.  The increase of approximately $0.4 million and $1.5 million, respectively, is related to an increase in personnel costs and related expenses to support R&D activities.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2012 were approximately $1.9 million and $6.5 million, respectively, as compared to approximately $2.0 million and $6.4 million, respectively, for the three and nine months ended September 30, 2011. The decrease in selling, general and administrative expenses for the three month period is attributable to a reduction of personnel and recruiting expenses.  Year to date, selling, general and administrative costs have increased slightly, 2.6%.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense, and income (expense) applicable to the change in the fair value of the warrant liability.  For the three and nine months ended September 30, 2012, interest expense was approximately $10 thousand and $18 thousand, respectively, offset by the capitalization of interest $13 thousand for the nine month period as compared to approximately $26 thousand and $85 thousand, respectively, for the three and nine months ended September 30, 2011.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income, primarily interest income, for the three and nine months ended September 30, 2012 was approximately $13 thousand and $32 thousand, respectively, as compared to approximately $3 thousand and $32 thousand, respectively, for the three and nine months ended September 30, 2011.

Change in Fair Value of Warrant Liability.  For the three and nine months ended September 30, 2012, the change in fair value of the warrant liability was $0 as the Company had no warrants that are accounted for as a liability. For the three and nine months ended September 30, 2011, the change in fair value of the warrant liability was income of $3.0 and $2.5 million, respectfully.  The change in the fair value of the warrant liability was primarily due to the change in the common stock price of eMagin period over period.  The change in fair value of the warrant liability had no impact on our cash balances, operations, or operating income. The warrant was modified to remove the anti-dilution provision therefore there will be no change in the fair value of the existing warrant going forward.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $16.6 million of cash, cash equivalents, and investments as compared to $14.3 million at December 31, 2011.  Of the $16.6 million in cash, approximately $9.0 million was invested in certificates of deposits (“CDs”) and corporate bonds.

Cash flow provided by operating activities during the nine months ended September 30, 2012 was approximately $3.5 million, attributable to our net income of approximately $0.5 million, net non-cash expenses of $2.1 million and the change in operating assets and liabilities of $0.9 million.  Cash flow provided by operating activities during the nine months ended September 30, 2011 was approximately $1.6 million, attributable to our net income of approximately $3.8 million offset by net non-cash expenses of $0.8 million and the change in operating assets and liabilities of $1.4 million.

Cash used in investing activities during the nine months ended September 30, 2012 was approximately $3.4 million of which $2.3 million purchased investments in CDs and corporate bonds and approximately $1.1 million purchased equipment primarily for upgrading our production line.  Cash used in investing activities during the nine months ended September 30, 2011 was approximately $4.0 million of which $2.6 million purchased CDs and approximately $1.4 million purchased equipment primarily for upgrading our production line.  Presently we have committed approximately $1.7 million for capital expenditures for the balance of 2012.

Cash used by financing activities during the nine months ended September 30, 2012 was approximately $0.1 million of which approximately $0.4 million was used to purchase treasury stock offset by proceeds from the exercise of stock options of $0.3 million.  Cash provided by financing activities during the nine months ended September 30, 2011 was approximately $1.1 million, representing proceeds from the exercise of stock options and warrants.

Credit Facility

At September 30, 2012, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  On September 1, 2012, we renewed our credit facility for a year.  The credit facility will automatically renew on September 1, 2013 for a one year term unless written notice is provided.  We did not draw on our credit facility during the quarter ended September 30, 2012, or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of September 30, 2012.

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

Interest rate risk

We hold our cash in cash and cash equivalents, certificates of deposits, and corporate bonds.   We do not hold derivative financial instruments or equity securities.   At September 30, 2012, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and nine months ended September 30, 2012.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes from the risk factors during the nine months ended September 30, 2012.

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

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November 2012.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer