Form 10-K
period 2012-12-31
EMAGIN CORP
filed 2013-03-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2012
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

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐            Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐    No ☑

As of June 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE MKT of $3.09 was approximately $49.89 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of January 31, 2013 was 23,674,541.

DOCUMENTS INCORPORATED BY REFERENCE – Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

INDEX

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

INDEX

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

Prism Optics

High quality, large view lenses with a wide range for eye positioning are essential for using our displays in near-eye systems. We have developed advanced molded plastic prism lenses which permit our AMOLED microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers and are using them in certain of our own systems.

INDEX

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

INDEX
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

SXGA OLED-XL (Super eXtended Graphics Array, 1280 x 1024). Our SXGA OLED microdisplay with a 0.77 inch diagonal active area provides 3,932,160 sub-pixels in an active area. The display’s triad pixel array comprises triads of vertical sub-pixels stacked side by side to make up each 12 x 12mm color pixel. The SXGA OLED-XL microdisplay offers digital signal processing, requiring less than 200mW under typical operation. The supported video formats are SXGA, 720p, DVGA (through 1280 x 960 pixel doubling), and both frame sequential and field sequential stereovision.

WUXGA OLED-XL (Widescreen Ultra eXtended Graphics Array, 1920 x 1200). Our WUXGA OLED-XL microdisplay provides higher resolution than most HD (High Definition) flat screen televisions. With a triad sub-pixel structure this display is built of 7,138,360 active dots at 3.2 microns each. The WUXGA OLED-XL is built upon the voltage pixel drive approach first developed for the SXGA OLED-XL which provides improved uniformity, ultra-high contrast (measured at greater than 100,000:1) and lower power. The advanced of the WUXGA design features eMagin’s proprietary “Deep Black” architecture that ensures that off-pixels are truly black, automatically optimizes contrast under all conditions, and delivers better pixel to pixel uniformity. The WUXGA OLED-XL includes a very low-power, low-voltage-differential-signaling (LVDS) serial interface and the overall display power requirement is typically less than 350 mW running standard video. Also included is eMagin’s proprietary motion enhancement technology which smoothes video display and virtually eliminates unwanted artifacts. Like the SXGA, the WUXGA provides a FPGA driver design available on a separate, lower power driver board, or as source code for integration into end product electronics giving OEM developers maximum versatility and flexibility. On-board circuitry ensures consistent color and brightness over a wide range of operating temperatures.

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

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the United States Government.  The revenue that we recognize from these contracts represents reimbursement by various government entities.  In 2007, we were awarded a contract for the development of power efficient microdisplays for the United States Army Night Vision and Electronic Sensors Directorate (“NVESD”).  In 2008, this agreement was renewed through 2010; it was renewed again though 2011.  In 2010 we were awarded a Cooperative Research and Development Agreement by NVESD for the Development, Evaluation and Characterization of Active Matrix Organic Light Emitting Diode (AMOLED) for use in Head Mounted Displays.

In 2007, we were awarded a contract for the development of an ultra-high resolution display for United States Army Telemedicine and Advanced Technology Research Center (“TATRC”).  In 2008 and 2009, this agreement was renewed through the first quarter of 2012.  In February of 2012, we were awarded a Small Business Innovation Research contract by the United States Special Operations Command to optimize our WUXGA (1920x1200) microdisplay for mass production for dual use applications.

The U.S. Navy awarded eMagin a contract in 2011 for research and development of microdisplays using Silicon on Insulator technology.  In 2012, we were awarded a follow-on contract for development of a high-brightness, high resolution microdisplay to be used for head-mounted avionics applications.  Work on this contract will continue in 2013.

Our government contracts require us to conduct the research effort described in the statement of work section of the contract.  These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.  Approximately 13% of 2012 revenue was related to research contracts funded by the U.S. Government as compared to 14% in 2011.

INDEX

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

●
Optimize microdisplay manufacturing efficiencies while protecting proprietary processes. We intend to reduce our production costs primarily through increasing manufacturing yield and lowering fixed costs through reduced cycle time and increased automation, as well as equipment upgrades. We outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED-related processes in-house, where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. We believe that this strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs.

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

Sales and Marketing

We primarily provide our OLED display and optics components for OEMs to incorporate into their branded products and sell through their own well-established distribution channels. We have traditionally marketed and sold our products to customers through targeted selling, promotions, select advertising and attendance at trade shows. We identify companies with end products and applications for which we believe our products will provide a key differentiator. Marketing efforts focus on identifying prospects and communicating the product performance attributes foremost in the minds of purchasing decision-makers. We believe that this approach positions us to achieve the highest possible return on investment for our marketing expense.

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

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. During 2012, we estimate 16% of our net product revenues were to firms in the commercial market, 61% to firms in the military market, and 23% to firms in both military and commercial markets as compared to 2011, where 13% were to firms in the commercial market, 54% to firms in the military market, and 33% to firms in both military and commercial markets.  During 2012, 67% of our net revenue was to firms based in the United States and 33% was to international firms as compared to 63% domestic revenue and 37% international revenue during 2011.  In 2012, we had 10 customers that accounted for approximately 53% of our total revenue as compared to 10 customers that accounted for approximately 48% of our total revenue in 2011.  In 2012, we had 1 customer that accounted for more than 10% of our total revenue and in 2011, we did not have any customer that accounted for more than 10% of our total revenue.

Backlog

As of January 31, 2013, we had a backlog of approximately $13.4 million for purchases through December 2013.  This backlog primarily consists of non-binding purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development.  The majority of our backlog consists of non-binding purchase orders or purchase agreements for delivery over the next six months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties.  We believe that the backlog metric is of limited utility in predicting future sales because many of our OEM customers operate on a ship-to-order basis. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

INDEX

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

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. Although, we currently have the equipment needed for profitable production in place, we purchased $2.5 million and $2.9 million in 2012 and 2011, respectively, of additional equipment mainly related to manufacturing and we plan to add $3.2 million of equipment in 2013 to increase capacity and yield and to meet expected demand for our microdisplays.

Competition

The industry in which we operate is highly competitive. We face competition from legacy technologies such as transmissive liquid crystal microdisplays (LCDs) as well as from alternative flat panel display technologies such as virtual scanning retinal displays. There are many large and small companies that manufacture or have in development products based on these technologies. Kopin Corporation manufactures both transmissive and reflective LCDs and is currently our principal competitor.

There are a few manufacturers of high resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products.  They are Yunnan North OLEiD Opto-Electronic Technology Co., Ltd., in China (also known as Olightek), and MicroOLED, in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher-level systems such as digital cameras and HMDs.  In the near-term we do not expect these companies to affect our military business however we anticipate some affect from this competition on our international and commercial business.

Sony has developed and released a 3D consumer HMD that utilizes their OLED microdisplays and was specifically designed for the consumer with their typical electrical interfaces. We do not expect the introduction of this product to significantly affect sales of our Z800 in our historical markets. The Z800 has an established OEM base and has more flexible interfaces for ease of integration into the training and simulation market (largest market segment), where the Sony HMD was specifically designed for the consumer. However, even though the Z800 represents a very small part of our business, we have experienced a decline in Z800 sales. We believe that the Z800 needs to be updated. We plan on updating a version of the product to digital from analog and increasing the resolution.

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

In the future, we believe that competition will come from LCOS (“liquid crystal on silicon”), small transmissive LCDs, and OLED microdisplays manufactured by competitors. While we believe that OLED technology is technically superior providing higher quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency microdisplays, there is no assurance that we will continue to be the dominant OLED microdisplay supplier.

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

Our intellectual property covers a wide range of materials, device structures, processes, and fabrication techniques, primarily concentrated in the following areas:

●	OLED Devices, Architecture, Structures, and Processes;
●	Display Color Processing and Sealing;
●	Active Matrix Circuit Methodologies and Designs;
●	Lenses and Tracking (Eye and Head);
●	Ergonomics and Industrial Design;
●	Wearable Computer Interface Methodology; and
●	Legacy Field Emission and General Display Technologies.

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

Employees

As of January 31, 2013, we had a total of 101 full time and part time staff.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

INDEX

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

Our accumulated deficit is approximately $188 million as of December 31, 2012.  We achieved profitability for three consecutive quarters in 2012. We have been EBITDA positive every quarter for 19 consecutive quarters since the second quarter of 2008. We can give no assurances that we will continue to be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

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

In addition to the variability resulting from the short-term nature of commitments from our customers, other factors contribute to significant periodic quarterly fluctuations in results of operations. These factors include, but are not limited to, the following:

●	the receipt and timing of orders and the timing of delivery of orders;
●	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;
●	the volume of orders relative to our manufacturing capacity;
●	product introductions and market acceptance of new products or new generations of products;
●	changes in cost and availability of labor and components;
●	product mix;
●	variation in operating expenses; regulatory requirements and changes in duties and tariffs;
●	pricing and availability of competitive products and services; and
●	changes, whether or not anticipated, in economic conditions.

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

INDEX

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

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

INDEX

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

INDEX

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

INDEX

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

Our international sales and operations are subject to export laws and regulations.

We must comply with all applicable export control laws including the Export Administration Regulations (“EAR”) and the International Traffic in Arms Regulations (“ITAR”). Certain of our products may be deemed to be controlled for export by the U.S. Commerce Department’s Bureau of Industry and Security under the EAR or by the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR.  We believe certain of our new products with both high brightness and high resolution will be classified as a defense articles and licenses from the DDTC will be required for exports.  Failure to comply with these export control laws can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. Government.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 2013, we have outstanding common shares of 23,674,541 plus (i) options to purchase 4,685,434 shares, (ii) warrants to purchase 1,000,000 shares and (iii) convertible preferred stock to purchase 7,545,333 shares of common stock.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $2.70 on April 9, 2012 to a high of $4.83 on September 10, 2012. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

As of January 31, 2013, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 18.13% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, currently owned approximately 13.61% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 5.51% of our outstanding voting stock.  Together such shareholders owned approximately 37.25% of our outstanding voting stock.  As a result, these shareholders, if they act together, may be able to exert a significant degree of influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Further, if these shareholders act together with another shareholder, Ginola Limited, which has common directors with Mount Union Corp., Chelsea Trust Company and Crestflower Corporation, as of January 31, 2013, they would collectively have represented approximately 46.29% of our outstanding voting stock.  This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.   Nevertheless, the ability to influence the election of the Board of Directors or otherwise have influence does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

INDEX

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, operations, research and development and sales and marketing functions and consists of leased space of approximately 6,300 square feet.  The lease expires in 2014.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 37,000 square feet from IBM.  The New York facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. The lease expires in 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires in 2015.

We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces or additional spaces as necessary under acceptable terms. See Note 11 to the Consolidated Financial Statements for more information about lease commitments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INDEX

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT under the symbol “EMAN”.   The following table shows the quarterly high and low closing sale prices per share of our common stock for each period indicated and the cash dividend declared per share of our common stock.

	High	Low	Cash Dividends Declared
2012:
First quarter	$4.74	$2.93
Second quarter	$3.34	$2.70
Third quarter	$4.98	$2.80
Fourth quarter	$4.84	$3.06	$0.10

2011:
First quarter	$9.31	$5.91
Second quarter	$8.94	$4.41
Third quarter	$6.49	$2.60
Fourth quarter	$4.94	$2.28

As of January 31, 2013, there were 305 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

On December 10, 2012, eMagin’s Board of Directors declared a special dividend of $0.10 per share to all common shares and preferred shares (on an as-converted basis) outstanding.  The dividend in the aggregate amount of approximately $3.1 million was paid in cash on December 26, 2012 to all shareholders of record on December 20, 2012.  Future decisions to pay cash dividends are at the discretion of our Board of Directors.  It is eMagin’s intention to retain future profits for use in the development and expansion of our business and for general corporate purposes.

Recent Issuances of Unregistered Stock

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of eMagin’s common stock during the three month period ended December 31, 2012.

 Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2012:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders – 2011 Incentive Stock Plan	1,260,068	$3.70	139,932
Equity compensation plans approved by security holders – Amended and Restated 2003 Employee Stock Option Plan	2,648,350	$4.18	1,316,953
Equity compensation plans not approved by security holders – 2008 Incentive Stock Plan	777,014	$2.81	19,778
Totals	4,685,432		1,476,663

ITEM 6.  SELECTED FINANCIAL DATA

 Not applicable.

INDEX

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

Overview

We design, manufacture and supply miniature displays, which we refer to as OLED-on-silicon-microdisplays, and microdisplay modules for virtual imaging, primarily for incorporation into the products of other manufacturers. Microdisplays are typically smaller than many postage stamps, but when viewed through a magnifier they can contain all of the information appearing on a high-resolution personal computer screen. Our microdisplays use organic light emitting diodes, or OLEDs, which emit light themselves when a current is passed through the device. Our technology permits OLEDs to be coated onto silicon chips to produce high resolution OLED-on-silicon microdisplays.

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

We have devoted significant resources to the development and commercial launch of our OLED microdisplay products into military, industrial and medical applications world-wide. First sales of our SVGA+ microdisplay began in May 2001 and we launched the SVGA-3D microdisplay in February 2002. In 2008 the SXGA microdisplay became our first digital display, and in 2011 we introduced the VGA OLED-XL, our lowest powered microdisplay, and the WUXGA OLED-XL which exceeds 1080p HD resolution.  As of January 31, 2013, we had a backlog of approximately $13.4 million in products ordered for delivery through December 31, 2013 as compared to a backlog of $11.5 million as of January 31, 2012.   This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, entertainment headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also continued to ship our Z800 3DVisor personal display systems.

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

In 2010 we announced the award from ITT Night Vision for design and development of a display/optical assembly for the U.S. Army Enhanced Night Vision Goggle.  We began deliveries to ITT Exelis under this program in 2012.  In 2011, we opened additional avenues of growth by securing R&D contracts with ITT, the Department of Energy, the U.S. Navy and others while completing contracts with TATRC and other government agencies.  We continued display shipments under the FELIN soldier program, Javelin program, U.S. Army thermal weapon sight remote viewer program, the Viper II thermal sight program and others.

In 2012, we developed a new XGA microdisplay, working with an important new customer, for the electronic view finder market.  We were awarded a follow-on contract by the U.S. Navy for development of a high brightness, high resolution microdisplay to be used for head-mounted avionics applications.  We were also awarded a contract by the U.S. Special Operations Command to optimize our WUXGA (1920 x 1200) microdisplay for mass production and dual use applications.

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

Critical Accounting Policies

The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.  However, the following policies could be deemed to be critical within the SEC definition.

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

Revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Progress is generally based on a cost-to-cost approach however an alternative method may be used such as physical progress, labor hours or others depending on the type of contract.  Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

INDEX

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

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  In addition, the long-term investments are stated at cost which approximates fair value.  eMagin measured the fair value of our warrants based on the Monte Carlo Simulation approach.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2012, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2012, the plan had not been implemented.

The 2003 Stock Option Plan (the”2003 Plan”) provides for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   Under the 2003 plan, an ISO grant is granted at the market value of our common stock at the date of the grant and a non-ISO is granted at a price not to be less than 85% of the market value of the common stock.  These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over a five year period.  The amended 2003 Plan provides for an annual increase in common stock available for issuance by 3% of the diluted shares outstanding on January 1 of each year for a period of 9 years which commenced January 1, 2005.  In 2012, there were no options granted from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2008 Plan has an aggregate of 2,000,000 shares.  In 2012, there were no options granted from this plan.

The 2011 Incentive Stock Plan (“the 2011 Plan”) adopted and approved by the shareholders on November 3, 2011 provides for shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2011 Plan has an aggregate of 1,400,000 shares.  In 2012, there were 800,203 options granted from this plan.

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

In assessing the realizabiliy of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  From inception through 2009, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income to utilize them.  In 2010, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our cumulative taxable income over the past three years and expected profitability in 2011 through 2013 that certain of our deferred tax assets were more likely than not realizable through future earnings. Accordingly, we reduced our valuation allowance by $9.1 million and recorded a corresponding tax benefit of $9.1 million.  At December 31, 2011, we determined based on the weight of the available evidence, both positive and negative, it was more likely than not that $8.2 million of its deferred tax asset will be realized and no additional valuation allowance was released.

In 2012, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our continued profitability and our forecasted earnings in 2013 through 2017 that certain of our deferred tax assets were more likely than not realizable through future earnings. Accordingly, we increased our deferred tax asset to $8.8 million by recording a $0.7 million reduction of our deferred tax asset valuation allowance and recorded a corresponding tax benefit of $0.7 million.

INDEX

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

Our effective income tax rate was a benefit of 37% in 2012, compared to a provision of 14% in 2011.  The year over year change in our effective tax rate was primarily due to the recognition of a $0.7 million benefit in 2012 due to the reduction of our deferred tax asset valuation allowance.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue Year Ended December 31,
	2012	2011
Consolidated Statements of Operations Data:

Revenue	100%	100%
Cost of goods sold	51	47
Gross profit	49	53
Operating expenses:
Research and development	16	11
Selling, general and administrative	28	31
Total operating expenses	44	42
Income from operations	5	11
Other income (expense), net	—	9
Income before (benefit from) provision for income taxes	5	20
Income tax (benefit) expense	(2)	3
Net income	7%	17%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased approximately $1.4 million to a total of approximately $30.6 million for the year ended December 31, 2012 from approximately $29.2 million for the year ended December 31, 2011, a 5% increase. In 2012, there was a 12% increase in display revenue as a result of a 17% increase in the number of displays sold however it was offset by a 4% decrease in the average selling price which was a result of changes in product and customer mix as compared to 2011.  The increase in display revenue was offset by a 22% decrease in headset revenue as we allocated our production capacity to our customers’ display products and reduced the production of our 3D displays.  In 2012, contract revenue decreased 22% as a result of a reduction in funding of research and development contracts.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance on contracts.

Cost of goods sold for the year ended December 31, 2012 was approximately $15.6 million as compared to approximately $13.7 million for the year ended December 31, 2011, an increase of approximately $1.9 million.  Cost of goods sold as a percentage of revenues was 51% for the year ended December 31, 2012 up from 47% for the year ended December 31, 2011 which is a result of increased labor and material costs as 17% more displays were produced in 2012 as compared to 2011.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Year ended December 31,
	2012	2011

Product revenue gross profit	$12,586	$12,427
Product revenue gross margin	48%	53%
Contract revenue gross profit	$2,359	$3,047
Contract revenue gross margin	53%	54%
Total gross profit	$14,945	$15,474
Total gross margin	49%	53%

In 2012, total gross profit decreased approximately $0.5 million or 3% as product revenue gross profit increased approximately $0.2 million offset by a decrease in contract revenue gross profit of $0.7 million as compared to 2011. Gross margin was 49% for the year ended December 31, 2012 down from 53% for the year ended December 31, 2011. Product gross margin decreased from 53% in 2011 to 48% in 2012 due to a decrease in the average selling price, a result of changes in our product and customer mix and an increase in cost of goods sold due to increased production and production inefficiencies.   Contract gross margin remained relatively steady at 53% in 2012 as compared to 54% in 2011.  Contract gross margin is dependent upon the mix of internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

INDEX

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2012 were approximately $4.7 million as compared to approximately $3.1 million for the year ended December 31, 2011, an increase of approximately $1.6 million.  The increase was primarily related to increases in personnel costs and related expenses to support research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel costs, professional services fees, as well as other marketing, general corporate and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2012 were approximately $8.6 million as compared to approximately $9.1 million for the year ended December 31, 2011, a decrease of approximately $0.5 million.   The decrease is primarily related to a decrease in non-cash compensation and professional fees offset by an increase in personnel costs.

Other Income (Expense)

Other income (expense), net consists primarily of interest income earned on investments, interest expense and income applicable to the change in the fair value of the warrant liability.  For the year ended December 31, 2012, interest expense decreased approximately $74 thousand as compared to 2011 due to lower interest payments related to our line of credit offset by the capitalization of interest and no interest on liquidated damages expenses related to registration payment arrangements.   We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income for the year ended December 31, 2012 increased $2 thousand as compared to 2011 primarily due to interest earned on investments.

Change in Fair Value of Warrant Liability.

For the year ended December 31, 2012, the change in the fair value of the warrant liability was $0 as we had no warrants that are accounted for as a liability.  For the year ended December 31, 2011, the change in fair value of the warrant liability was income of $2.5 million primarily due to the change in the common stock price of eMagin period over period.  The change in fair value of the warrant liability had no impact on our cash balances, operations, or operating income.  The warrant was modified to remove the anti-dilution provisions therefore there will be no change in the fair value of the existing warrant after Q3 2011.

Income Tax (Benefit) Expense

For the year ended December 31, 2012, income tax benefit was approximately $0.6 million as compared to an income tax provision of approximately $0.8 million for the year ended December 31, 2011.  In 2012, we incurred income tax of approximately $0.1 million related to alternative minimum tax of approximately $0.07 million which is not offset by operating loss carryforwards and approximately $0.03 million related to state taxes.  Due to our continued profitability and projected operating results, we determined that it was more likely than not that we would continue to generate sufficient taxable income to utilize the benefit from a portion of the net operating loss carryforwards.  Therefore, we recorded a $0.7 million reduction of our deferred tax asset valuation allowance and a corresponding income tax benefit.

Net Income

Net income totaled approximately $2.3 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $13.4 million of cash, cash equivalents, and investments as compared to $14.3 million at December 31, 2011.  As of December 31, 2012, we had approximately $4.4 million of cash and cash equivalents as compared to $7.6 million as of December 31, 2011, a decrease of $3.2 million.  The decrease in cash was primarily due to cash provided by operations of approximately $4.8 million offset by cash used in investing activities of approximately $4.8 million and financing activities of approximately $3.2 million.

For the year ended December 31, 2012, operating activities provided $4.8 million in cash, which was attributable to our net income of approximately $2.3 million, approximately $2.1 million from the net non-cash expenses and the change in operating assets and liabilities of $0.4 million.  For the year ended December 31, 2011, operating activities provided $3.5 million in cash, which was attributable to our net income of approximately $5.0 million and approximately $1.3 million from the net non-cash expenses and offset by the change in operating assets and liabilities of $2.8 million.

For the year ended December 31, 2012, investing activities used approximately $4.8 million in cash of which approximately $2.5 million purchased investments and approximately $2.3 million purchased equipment primarily for upgrading our production line.  For the year ended December 31, 2011, investing activities used approximately $5.0 million in cash, which was primarily the result of approximately $2.1 million in purchases of CDs and approximately $2.9 million for equipment purchases primarily for upgrading our production line.

For the year ended December 31, 2012, financing activities used approximately $3.2 million in cash of which approximately $3.1 million was used for dividend payments and approximately $0.4 million was for the purchase of treasury stock offset by proceeds from the exercise of stock options of approximately $0.3 million.  For the year ended December 31, 2011, financing activities provided approximately $1.2 million in cash which was the result of proceeds from the exercise of stock options and warrants of $1.3 million offset by the purchase of treasury stock of $0.1 million.

INDEX

Credit Facility

At December 31, 2012, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2013 for a one year term unless written notice to terminate the credit facility is provided by either party.  We did not draw on our credit facility in 2012 or at any time since its inception in September 2010.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of December 31, 2012.

We expect our business to experience growth which may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  We anticipate that our cash needs to fund these requirements as well as other operating or investing cash requirements over the next twelve months will be less than our current cash on hand and the cash we anticipate generating from operations.  We anticipate that we will not require additional funds over the next twelve months other than perhaps for discretionary capital spending.  If unanticipated events arise during the next twelve months, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Dividends and Stock Repurchase Plan

In December 2012, eMagin’s Board of Directors declared a special dividend of $0.10 per share to all common shares and preferred shares (on an as-converted basis) outstanding.  The dividend in the aggregate amount of approximately $3.1 million was paid in cash on December 26, 2012 to all shareholders of record on December 20, 2012.  This was a one-time special dividend.  It is our intention to retain future profits for use in the development and expansion of our business and for general corporate purposes. Future decision to pay cash dividends are at the discretion of our Board of Directors.

In August 2011, eMagin’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase common stock not to exceed $2.5 million in total value.  As of December 31, 2012, approximately $2.0 million remained under the stock repurchase plan.

We anticipate that cash used for future dividends, if any, and the repurchase plan will come primarily from cash generated from operating activities.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2012 (in thousands):

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$1,843	$1,273	$570	$—
Line of credit	8	8	—	—
Equipment purchase obligations	263	263	—	—
Purchase obligations (a)	2,528	2,528	—	—
Total	$4,642	$4,072	$570	$—

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

Interest rate risk

We hold our cash in cash and cash equivalents, certificates of deposits and corporate bonds.   We do not hold derivative financial instruments or equity securities.   At December 31, 2012, we have not withdrawn any funds under our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended December 31, 2012.

Foreign currency exchange rate risk

We do not have any material foreign currency exchange rate risk.

INDEX

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
eMagin Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of eMagin Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Seattle, Washington
March 11, 2013

INDEX

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,385	$7,571
Investments	8,520	5,745
Accounts receivable, net	5,154	5,576
Inventories, net	3,223	2,760
Prepaid expenses and other current assets	653	1,008
Total current assets	21,935	22,660
Long-term investments	500	1,000
Equipment, furniture and leasehold improvements, net	8,099	5,980
Other assets	124	127
Deferred tax asset	8,881	8,165
Total assets	$39,539	$37,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$955	$961
Accrued compensation	1,188	1,283
Other accrued expenses	1,360	963
Advance payments	72	177
Deferred revenue	60	138
Other current liabilities	277	299
Total current liabilities	3,912	3,821

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,674,541 shares as of December 31, 2012 and 23,513,978 shares as of December 31, 2011	24	24
Additional paid in capital	223,575	220,838
Accumulated deficit	(187,509)	(186,656)
Treasury stock, 150,000 shares as of December 31, 2012 and 25,000 shares as of December 31, 2011	(463)	(95)
Total shareholders’ equity	35,627	34,111
Total liabilities and shareholders’ equity	$39,539	$37,932

See notes to Consolidated Financial Statements

INDEX

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2012	2011
	(In thousands, except share and per share data)
Revenue:
Product	$26,112	$23,507
Contract	4,448	5,674
Total revenue, net	30,560	29,181

Cost of goods sold:
Product	13,526	11,080
Contract	2,089	2,627
Cost of goods sold	15,615	13,707
Gross profit	14,945	15,474

Operating expenses:
Research and development	4,738	3,063
Selling, general and administrative	8,584	9,136
Total operating expenses	13,322	12,199
Income from operations	1,623	3,275

Other income (expense):
Interest expense	(29)	(103)
Other income	43	41
Change in the fair value of warrant liability	—	2,548
Total other income (expense), net	14	2,486
Income before (benefit from) provision for income taxes	1,637	5,761
Income tax (benefit) expense	(615)	795
Net income	$2,252	$4,966
Less dividends and net income attributable to participating securities	755	1,250
Net income attributable to common shares	$1,497	$3,716

Income per common share, basic	$0.06	$0.17
Income per common share, diluted	$0.06	$0.07

Weighted average number of shares outstanding:
Basic	23,486,463	22,448,138
Diluted	25,382,125	25,574,522
Cash dividends declared per common share	$0.10	$—

See notes to Consolidated Financial Statements

INDEX

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	5,679	$—	21,210,445	$21	—	$—	$206,298	$(191,622)	$14,697
Fair value of warrants reclassified from liability to equity	—	—	—	—	—	—	10,304	—	10,304
Cashless exercise of common stock warrants	—	—	476,663	1	—	—	(1)	—	—
Conversion of Series B Preferred Stock to common stock	(20)	—	26,666	—	—	—	—	—	—
Cashless exercise of common stock options	—	—	49,685	—	—	—	—	—	—
Exercise of common stock warrants	—	—	1,072,116	1	—	—	561	—	562
Exercise of common stock options	—	—	678,403	1	—	—	769	—	770
Stock based compensation	—	—	—	—	—	—	2,907	—	2,907
Purchase of treasury stock	—	—	—	—	(25,000)	(95)	—	—	(95)
Net income	—	—	—	—	—	—	—	4,966	4,966
Balance, December 31, 2011	5,659	$—	23,513,978	$24	(25,000)	$(95)	$220,838	$(186,656)	$34,111
Exercise of common stock options	—	—	160,563	—	—	—	255	—	255
Stock based compensation	—	—	—	—	—	—	2,482	—	2,482
Purchase of treasury stock	—	—	—	—	(125,000)	(368)	—	—	(368)
Cash dividend	—	—	—	—	—	—	—	(3,105)	(3,105)
Net income	—	—	—	—	—	—	—	2,252	2,252
Balance, December 31, 2012	5,659	$—	23,674,541	$24	(150,000)	$(463)	$223,575	$(187,509)	$35,627

See notes to Consolidated Financial Statements

INDEX

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
	(In thousands except share data)
Cash flows from operating activities:
Net income	$2,252	$4,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368	170
Amortization of bond premium	36	—
Inventory reserve	65	(49)
Reduction of allowance for doubtful accounts	(36)	(106)
Stock based compensation	2,482	2,907
Deferred income taxes	(716)	891
Loss on disposal of asset	—	2
Change in the fair value of warrant liability	—	(2,548)
Changes in operating assets and liabilities:
Accounts receivable	458	(320)
Inventories, net	(528)	(806)
Prepaid expenses and other current assets	355	(231)
Advance payments	(105)	76
Deferred revenue	(78)	112
Accounts payable, accrued compensation, and accrued expenses	296	(1,648)
Other current liabilities	(22)	129
Net cash provided by operating activities	4,827	3,545
Cash flows from investing activities:
Purchase of equipment	(2,483)	(2,861)
Maturities of investments	7,995	4,850
Purchase of investments	(10,307)	(6,995)
Net cash used in investing activities	(4,795)	(5,006)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	255	1,331
Purchase of treasury stock	(368)	(95)
Cash dividends paid	(3,105)	—
Net cash (used in) provided by financing activities	(3,218)	1,236
Net decrease in cash and cash equivalents	(3,186)	(225)
Cash and cash equivalents, beginning of year	7,571	7,796
Cash and cash equivalents, end of year	$4,385	$7,571

Cash paid for interest, net of amount capitalized of $13 thousand in 2012	$1	$75
Cash paid for taxes	$—	$115
Supplemental non-cash transactions:

Issuance of 476,673 shares of common stock for cashless exercise of 581,895 warrants in 2011.	$—	$—
Conversion of 20 shares of Series B Convertible Preferred Stock for 26,666 shares of common stock in 2011.	$—	$—
Issuance of 49,685 shares of common stock for cashless exercise of 60,000 stock options in 2011.	$—	$—

See notes to Consolidated Financial Statements

INDEX
eMAGIN CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - NATURE OF BUSINESS

eMagin Corporation and its wholly owned subsidiary (the “Company”) designs, manufactures and supplies OLED-on-silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2012 and 2011 (in thousands):

	For The Years Ended December 31,
	2012	2011

Beginning balance	$281	$169
Warranty accruals	331	234
Warranty usage	(336)	(122)
Ending balance	$276	$281

Research and development expenses

Research and development costs are expensed as incurred.

Cash and cash equivalents

All highly liquid instruments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

INDEX

Investments

Investments consist of debt securities including corporate obligations and FDIC-insured certificates of deposit with maturities up to eighteen months.   The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold them until maturity. These securities are carried at amortized cost.

The held-to-maturity investments consist of the following as of December 31, 2012 and 2011(in thousands):

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$1,520	$—	$—	$1,520	$—	$—	$—	$—
Certificates of deposit	7,000	—	—	7,000	5,745	—	—	5,745
Total Current Investments	$8,520	$—	$—	$8,520	$5,745	$—	$—	$5,745

Long-term investments:

Certificates of deposit	$500	$—	$—	$500	$1,000	$—	$—	$1,000

The current investments mature within one year and the long-term investments mature within 13 months.

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

Intangible assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method.  Total intangible amortization expense was approximately $4 thousand for each of the years ended December 31, 2012 and 2011, respectively.  The accumulated amortization as of December 31, 2012 was $34 thousand.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.  Advertising expense was $0 and $3 thousand for the years ended December 31, 2012 and 2011, respectively.

INDEX

Shipping and handling fees

The Company includes costs related to shipping and handling in cost of goods sold.

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

Net income per common share

Basic income per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted income per share (“Diluted EPS”) is computed by dividing the net income by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

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

The Company uses the more dilutive method of calculating the diluted earnings per share, either the two class method or “if-converted” method.  Under the “if-converted” method, the convertible preferred stock is assumed to have been converted into common shares at the beginning of the period.  For the years ended December 31, 2012 and 2011, the Company used the two class method to calculate diluted earnings per share.

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations (in thousands, except share data):

	For the years ended
	2012	2011

Net income	$2,252	$4,966
Less dividends attributable to participating securities	755 —	— 1,250
Less income attributable to participating securities
Net income attributable to common shares - basic	$1,497	$3,716
Less change in fair value of warrant liability allocated to common shares	—	1,907
Net income allocated to common shares - diluted	$1,497	$1,809

Weighted average shares outstanding for basic earnings per share	23,486,463	22,448,138
Dilutive effect of outstanding common stock options and warrants	1,895,662	3,126,384
Weighted average shares outstanding for diluted earnings per share	25,382,125	25,574,522

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	2,884,434	1,933,586

Comprehensive income

Companies are required to report as comprehensive income all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and other comprehensive income items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income, which were not already in net income for the years ended December 31, 2012 and 2011. Accordingly, the Company's comprehensive income is the same as its net income for the periods presented.

Stock-based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

INDEX

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

2011
Balance as of January 1	$12,852
Change in fair value of warrants	(2,548)
Fair value of warrants exercised	(8,490)
Fair value of warrants expired	—
Fair value of warrant modified	(1,814)
Balance as of December 31	$—

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

The Company estimated the fair value of the warrant liability utilizing the Monte Carlo Simulation method.   The following assumptions were used in the Monte Carlo Simulation model to determine the fair value of the warrant liability:

September 30, 2011 (at modification)
Risk-free interest rate	0.42%
Expected volatility	81.0%
Expected life ( in years)	2.75
Expected dividend yield	0%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term and long-term investments.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  The Company has funds invested in a money market account which are not insured.  The Company has Certificates of Deposits (“CDs”) and corporate bonds, classified as short and long-term investments, which are federally insured. To date, the Company has not experienced any loss associated with this risk.

Recently issued accounting standards

In January 2012 the Company adopted Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which clarifies some existing concepts and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial statements.

Note 3- ACCOUNTS RECEIVABLES, NET

Receivables consisted of the following (in thousands):

	December 31,
	2012	2011
Trade receivables	$5,386	$5,844
Less allowance for doubtful accounts	(232)	(268)
Net receivables	$5,154	$5,576

INDEX

Note 4 – INVENTORIES, NET

The components of inventory were as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$1,745	$1,092
Work in process	898	985
Finished goods	651	689
	3,294	2,766
Less inventory reserve	(71)	(6)
Total inventories, net	$3,223	$2,760

Note 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2012	2011
Vendor prepayments	$54	$237
Other prepaid expenses*	599	771
Total prepaid expenses and other current assets	$653	$1,008
*No individual amounts greater than 5% of current assets.

Note 6 – EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2012	2011
Computer hardware and software	$1,151	$1,103
Lab and factory equipment	10,090	4,338
Furniture, fixtures, and office equipment	324	323
Assets under capital leases	66	66
Construction in progress	1,800	5,118
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	13,904	11,421
Less: accumulated depreciation	(5,805)	(5,441)
Equipment, furniture and leasehold improvements, net	$8,099	$5,980

Depreciation expense was $364 thousand and $166 thousand for the years ended December 31, 2012 and 2011, respectively.  Assets under capital leases are fully amortized.

Note 7– DEBT

For the years ended December 31, 2012 and 2011, interest expense includes interest paid, capitalized or accrued of approximately $42 thousand and $74 thousand, respectively, on outstanding debt.

Line of Credit

At December 31, 2012, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable. The terms of the line of credit are:   the minimum monthly interest payment is $1,000; the interest rate is Prime plus 5% but not less than 8.25%; and the early termination fee is $6,000.  The renewal date is September 1, 2013.

On September 1, 2011, the Company’s amended its terms of the credit facility with Access as follows:  the minimum monthly interest payment has decreased from $5,000 to $1,000; the interest rate has increased from Prime plus 4% but not less than 7.25% to Prime plus 5% but not less than 8.25%; the collateral management fee has decreased from .4% to 0%; the early termination fee has decreased from $18,000 to $6,000; and the borrowing minimum monthly income has decreased from $6,000 to $2,000.

In 2012 and 2011, the Company paid $30,000 in loan fees to Access which were charged to prepaid expense and amortized over the life of the agreement.  The Company’s obligations under the agreement are secured by its assets.   As of December 31, 2012, the Company had not borrowed on its line of credit.

INDEX

Note 8 - INCOME TAXES

Net income before income taxes consists of the following (in thousands):

	For the years ended December 31,
	2012	2011
Domestic	$1,637	$5,761
Total	$1,637	$5,761

The federal and state income tax (benefit) provision is summarized as follows (in thousands):

	For the years ended December 31,
	2012	2011
Current:
Federal	$74	$(96)
State	27	—
Total current tax (benefit) expense	101	(96)
Deferred:
Federal	(709)	962
State	(7)	(71)
Total deferred tax (benefit) expense	(716)	891
Total tax (benefit) expense	$(615)	$795

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the years ended December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carryforwards	$34,868	$36,210
Research and development tax credit carryforwards	1,571	1,684
Stock based compensation	2,995	2,241
Depreciation and amortization	—	8
Other provisions and expenses not currently deductible	659	614
Total deferred tax assets	$40,093	$40,757
Deferred tax liabilities:
Depreciation and amortization	(7)	—
Prepaid expenses	$(162)	$(227)
Total deferred tax liabilities	$(169)	$(227)
Less valuation allowance	$(31,043)	$(32,365)
Net deferred tax asset	$8,881	$8,165

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

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Through December 31, 2009, the Company’s net deferred tax assets were fully reserved due to uncertainty of realization through future earnings.  In 2010, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s cumulative taxable income over the past three years and expected profitability in 2011 through 2013 that certain of its deferred tax assets were more likely than not realizable through future earnings.  Accordingly, the Company reduced its valuation allowance by $9.1 million and recorded a corresponding tax benefit of $9.1 million.  In 2011, the Company determined that it is more likely than not that $8.2 million of its deferred tax asset will be realized and no additional valuation allowance was released.

In 2012, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s continued profitability and projected cumulative taxable income through 2017 that certain of its deferred tax assets were more likely than not realizable through future earnings. The Company used projected taxable income through 2017 based on its history of taxable income and losses and estimated that the taxable income through 2017 is more likely than not to be realized and is less likely in periods after 2017.  Therefore, the Company recorded a $0.7 million reduction of its deferred tax asset valuation allowance which increased its deferred tax asset to $8.8 million and recorded a corresponding income tax benefit of $0.7 million.

As of December 31, 2012 and 2011, the Company has net deferred tax assets of approximately of $39.9 and $40.5 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The valuation allowance decreased by $0.7 million and $0 during the years 2012 and 2011, respectively.  The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1.1 million at December 31, 2012.

INDEX

During the year ended December 31, 2012, the Company did not utilize its prior years’ net operating loss carryforwards.   As of December 31, 2012, eMagin has federal and state net operating loss carryforwards of approximately $105.2 million and $2.7 million, respectively. The federal research and development tax credit carryforwards are approximately $1.6 million. The federal net operating losses and tax credit carryforwards will expire as follows:

	Net Operating Losses	Research and Development Tax Credits
	(in millions)
2019-2021	$30.6	$0.8
2022-2025	41.3	—
2026-2032	33.3	0.8
	$105.2	$1.6

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the years ended December 31,
	2012	2011
U.S. Federal income tax expense at federal statutory rate	34%	34%
Change in valuation allowance	(81)%	—%
Change in effective state tax rate	2%	(2)%
Change in the fair value of warrant liability	—%	(15)%
Credits	7%	(2)%
Other, net	1%	(1)%
Effective tax rate	(37)%	14%

The Company did not have unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company did not have any unrecognized tax benefits at December 31, 2012 and 2011.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.

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

During the year ended December 31, 2012, no shares of Preferred Stock - Series B were converted into shares of common stock.  During the year ended December 31, 2011, there were 20 shares of Preferred Stock - Series B converted into 26,666 shares of common stock. As of December 31, 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

INDEX

Common Stock

2012

During the year ended December 31, 2012, the Company received approximately $255 thousand for the exercise of 160,563 options.  No warrants were exercised during 2012.

During the year ended December 31, 2012, the Company repurchased 125,000 shares at an average cost of $2.95 per share.  As of December 31, 2012, there was approximately $2.0 million remaining under the stock repurchase plan.

2011

During the year ended December 31, 2011, the Company received approximately $770 thousand for the exercise of 678,403 options and $562 thousand for 1,072,116 warrants exercised.  There were 60,000 options exercised on a cashless basis resulting in 49,685 shares of common stock issued.  There were 581,895 warrants exercised on a cashless basis resulting in 476,663 shares of common stock issued.

On August 24, 2011, eMagin’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase common stock not to exceed $2.5 million in total value.  The Company accounts for the treasury stock using the cost method.  During the year ended December 31, 2011, the Company repurchased 25,000 shares at an average cost of $3.81 per share.

Note 10 - STOCK COMPENSATION

Employee stock purchase plan

In 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2012, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2012, the plan had not been implemented.

Incentive compensation plans

In 2003, the Company established the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provided for the granting of options to purchase an aggregate of 920,000 shares of the common stock to employees and consultants. On July 2, 2003, the shareholders approved the plan and the 2003 Plan was subsequently amended by the Board of Directors on July 2, 2003 to reduce the number of additional shares that may be provided for issuance under the "evergreen" provisions of the 2003 Plan. The amended 2003 Plan provides for an increase of 200,000 shares in January 2004 and an annual increase on January 1 of each year for a period of nine (9) years commencing on January 1, 2005 of 3% of the diluted shares outstanding.  The shareholders approved an amendment to the 2003 Plan to provide grants of shares of common stock in addition to options to purchase shares of common stock. In 2012, there were no options issued from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2,000,000 shares.  In 2012, there were no options issued from the 2008 Plan.

The 2011 Incentive Stock Plan (the “2011 Plan”) was approved by the Company’s shareholders on November 3, 2011.  The 2011 Plan provides for grants of common stock and options to purchase common stock to employees, officers, directors and consultants.  The Board of Directors reserved 1.4 million shares of common stock for issuance under the 2011 Plan. In addition, the 2011 Plan includes an evergreen provision that provides for an annual increase in common stock available for issuance however, on October 31, 2011 the Board committed to submit an amendment to the 2011 Plan to shareholders to eliminate the evergreen provision and to prohibit the repricing or exchange of stock options without shareholder approval. The Board also committed to maintain an average run rate over 2012 that does not exceed 4.5%. Run rate is defined as the sum of the number of stock options granted during the year, divided by the Company’s fully diluted shares outstanding. On June 7, 2012, at the Company’s Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan. In 2012, there were 800,203 options issued from the 2011 Plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2012 and 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balances at December 31, 2010	3,152,114	$1.71
Options granted	1,878,107	6.62
Options exercised	(728,088)	1.13
Options forfeited/cancelled	(59,882)	5.70
Balances at December 31, 2011	4,242,251	$3.93
Options granted	800,203	3.50
Options exercised	(160,563)	1.59
Options forfeited/cancelled	(196,457)	6.58
Balances at December 31, 2012	4,685,434	$3.82	5.11	$4,276,029
Vested or expected to vest at December 31, 2012(1)	4,628,983	$3.80	5.12	$4,268,226
Exercisable at December 31, 2012	3,274,175	$3.08	5.51	$4,080,940

(1)  The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2012, there were 1,476,663 shares available for grant under the 2011, 2008 and 2003 Plans.

INDEX

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2012 for the options that were in-the-money.  As of December 31, 2012 there were 2,296,399 options that were in-the-money.   The Company’s closing stock price was $3.57 as of December 31, 2012. The Company issues new shares of common stock upon exercise of stock options.  The intrinsic value of the 2012 options exercised was $0.4 million of which $0.1 million is an excess tax benefit.

Stock based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.   Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of stock-based compensation to expense categories for the years ended December 31, 2012 and 2011 (in thousands):

	For the years ended December 31,
	2012	2011
Cost of revenue	$282	$208
Research and development	586	412
Selling, general, and administrative	1,614	2,287
Total stock compensation expense	$2,482	$2,907

At December 31, 2012, total unrecognized compensation costs related to stock options was approximately $2.6 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.9 years.

Options granted to non-employees are measured at the grant date using a fair value options pricing model and remeasured to the current fair market value at each reporting period as the underlying options vest and services are rendered.  There were no options granted to consultants in the year ended December 31, 2012. There were 12,500 options granted to consultants in the year ended December 31, 2011 which were fully vested upon grant.   The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees in 2011:  dividend yield – 0%; risk free interest rate – 2.32%; expected volatility – 85.7%; and expected term – 5 years.

In determining the fair value of stock options granted during the years ended December 31, 2012 and 2011, the following key assumptions were used in the Black-Scholes option pricing model:

	For the years ended December 31,
	2012	2011

Dividend yield	0%	0%
Risk free interest rates	0.31 - 0.87%	1.04 - 2.37%
Expected volatility	72 - 81%	67 - 86%
Expected term ( in years)	3.0 - 5.5	3.5 - 5.5

The weighted average fair value per share for options granted in 2012 and 2011 was $1.95 and $3.58, respectively.  The Company paid a special on-time dividend in 2012.  However, the Company does not expect to continue to pay dividends in the near future therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the most recent five year period.  The expected term of options represents the period that eMagin’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Warrants

At December 31, 2012, there are 1,000,000 warrants to purchase shares of common stock outstanding and exercisable at an exercise price of $1.03 and expiration date of June 22, 2014.

	Outstanding Warrants
	Shares	Weighted Average Exercise Price
Balances at December 31, 2010	2,657,629	$0.89
Warrants granted	—	—
Warrants exercised	(1,654,012)	0.79
Warrants expired	(3,617)	7.54
Balances at December 31, 2011	1,000,000	$1.03
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	—	—
Balances at December 31, 2012	1,000,000	$1.03

INDEX

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

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded stating that the licenses were no longer in force and that the request for royalties was untimely.  Although GOT does not agree, both parties have expressed an interest in resolving the disagreement amicably.  Communications with GOT have continued to date as both companies work to resolve the issue.  The Company estimates that the range of loss contingency is between $0 and $250 thousand.

Operating leases

The Company leases office facilities and office, lab and factory equipment under operating leases.  The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington, and Santa Clara, California.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  eMagin leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires on October 31, 2015.

The future minimum lease payments through 2015 are $1.8 million. Rent expense was approximately $1.2 million for the years ended December 31, 2012 and 2011, respectively.

The following is a schedule of future minimum lease payments under long-term operating leases (in thousands):
Year Ending December 31,

2013	$1,273
2014	529
2015	41
Net minimum lease payments	$1,843

Equipment purchase commitments

eMagin has committed to equipment purchases of $0.3 million at December 31, 2012.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. There was no matching contribution to the 401(k) Plan for the years ended December 31, 2012 and 2011.

Separation and employment agreements

2012

Effective as of December 25, 2012, Susan R. Taylor resigned as Senior Vice President, General Counsel and Corporate Secretary and her Employment Agreement was terminated.

Effective as of May 8, 2012, the Company and Paul Campbell entered into an executive employment agreement (the “Employment Agreement”) pursuant to which Mr. Campbell will continue serving as the Company’s Chief Financial Officer and Treasurer until December 31, 2013 unless the contract is terminated sooner pursuant to its terms.  Under the Employment Agreement, Mr. Campbell is paid an annual base salary of $318,000 and received stock options valued at $82,400 on May 8, 2012 and $123,600 on December 31, 2012. Pursuant to the employment agreement, Mr. Campbell’s employment may be terminated by the Company with or without cause and he may terminate his employment for Good Reason (as defined in the agreement), among other reasons.  If Mr. Campbell’s employment is terminated without cause or if he terminates it for Good Reason, then Mr. Campbell, at the Company’s sole discretion, shall be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the employment agreement, which shall be paid monthly or (ii) monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination. Mr. Campbell shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term, but have not been paid. Additionally, any non-vested options held by Mr. Campbell shall vest immediately. If the agreement is terminated with cause or if Mr. Campbell terminates it without Good Reason then Mr. Campbell shall cease to accrue salary, personal time off, benefits and other compensation on the date of such termination.  If Mr. Campbell’s employment is terminated or his position significantly changed or salary decreased as a result of the acquisition of the Company, Mr. Campbell shall be entitled to severance equal to the amount he would have been due if he had been terminated without cause.

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

INDEX

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

Note 12 - CONCENTRATIONS

The following is a schedule of domestic and international revenue as a percentage of total net revenues:

	For the years ended December 31,
	2012	2011
Domestic	67%	63%
International	33%	37%

The following is a schedule of revenue by geographic location (in thousands):

	For the years ended December 31,
	2012	2011
North and South America	$21,191	$19,068
Europe, Middle East, and Africa	6,773	7,107
Asia Pacific	2,596	3,006
Total	$30,560	$29,181

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

In 2012, there was 1 customer that accounted for 17% of its net revenue and 8% of its outstanding receivable.  In 2011, there was no customer that accounted for more than 10% of its net revenue.

At December 31, 2012 and 2011, there were 10 customers who comprised 75% and 59%, respectively, of the outstanding accounts receivable.  In 2012, the Company had 2 customers that together accounted for 29% of its outstanding receivable. The Company had no customers that accounted for more than 10% of its outstanding receivable in 2011.

INDEX

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2012 and 2011 are as follows (in thousands except share data):
	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$6,137	$8,587	$7,510	$8,326
Gross margin	$2,681	$4,513	$3,649	$4,102
Net (loss) income before provision for income tax	$(718)	$918	$561	$876
Net (loss) income	$(452)	$577	$340	$1,787
Net (loss) income per share – basic	$(0.02)	$0.02	$0.01	$0.04
Net (loss) income per share – diluted	$(0.02)	$0.02	$0.01	$0.04
Weighted average number of shares outstanding – basic	23,507,172	23,469,677	23,444,361	23,524,541
Weighted average number of shares outstanding –diluted	23,507,172	25,167,605	25,393,035	25,445,909
	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$5,441	$7,449	$8,263	$8,028
Gross margin	$2,246	$3,626	$4,359	$5,243
Net (loss) income before provision for income tax	$(3,497)	$3,184	$4,607	$1,467
Net (loss) income	$(3,339)	$2,971	$4,119	$1,215
Net (loss) income per share – basic	$(0.16)	$0.10	$0.13	$0.04
Net (loss) income per share – diluted	$(0.16)	$0.01	$0.03	$0.04
Weighted average number of shares outstanding – basic	21,522,716	21,853,631	23,084,229	23,331,975
Weighted average number of shares outstanding –diluted	21,522,716	25,717,758	25,322,920	23,371,771

INDEX

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2012.

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

Management’s Assessment

As of December 31, 2012, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.  We are a smaller reporting company and are therefore exempt from having to obtain an auditors’ report on management’s assertion of the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

ITEM 9B. OTHER INFORMATION

None.

INDEX

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2012 and 2011.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2012, and 2011.
C.  Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012 and 2011.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011.

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 42 to 43 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2013.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 14, 2013, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Chief Accounting Officer and Principal Financial Officer)

/s/ Jill J. Wittels	Chair of the Board, Director
Jill J. Wittels

Director
Irwin Engelman

/s/ Claude Charles	Director
Claude Charles

/s/ Paul Cronson	Director
Paul Cronson

Director
Leslie Polgar

/s/ Stephen Seay	Director
Stephen Seay

/s/ Christopher Brody	Director
Christopher Brody

INDEX
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

10.8	Amendment Number 3 to Lease between IBM and FED Corporation dated May 28, 2002 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.9	Amendment Number 4 to Lease between IBM and FED Corporation dated December 14, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.10	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.11	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.12	Employment Agreement effective as of January 1, 2006 by and between eMagin and Susan Jones, filed January 27, 2006, as filed in the Registrant's Form 8-K incorporated herein by reference.

10.13	Amendment to Employment Agreement as of April 17, 2006 by and between eMagin and Susan Jones.

10.14	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.15	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.16	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

INDEX

10.17	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.18	Amendment Number 6 to the lease between IBM and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.19	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.20	Amendment No. 2 to the Employment Agreement between eMagin Corporation and Susan Jones.

10.21	Loan and Security Agreement between the Company and Access Business Finance, LLC (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.22
Executive Employment Agreement between Susan R. Taylor and the Company dated January 19, 2011 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed January 25, 2011).

10.23
Executive Employment Agreement between the Company and Andrew G. Sculley dated June 1, 2011 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2011).

10.24	Executive Employment Agreement between the Company and Paul Campbell dated May 8, 2012 (incorporated by reference to exhibit 10.1 of the Registrant’s Form 10-Q filed on May 10, 2012).

10.25
First Amendment of Loan and Security Agreement, dated as of September 1, 2011, between the Company and Access Business Finance L.L.C. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2011).

10.26	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** The confidential portions of the exhibit has been omitted and filed separately with the Securities and Exchange Commission