Form 10-Q
period 2013-03-31
EMAGIN CORP
filed 2013-05-09
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

Indicate by check mark whether the registraant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐              Accelerated filer ☐            Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐   No  ☑

The number of shares of common stock outstanding as of April 30, 2013 was 23,687,196.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2013

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013 (unaudited)	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$5,632	$4,385
Investments	8,760	8,520
Accounts receivable, net	5,625	5,154
Inventories, net	3,144	3,223
Prepaid expenses and other current assets	808	653
Total current assets	23,969	21,935
Long-term investments	—	500
Equipment, furniture and leasehold improvements, net	8,046	8,099
Other assets	123	124
Deferred tax asset	8,881	8,881
Total assets	$41,019	$39,539

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,152	$955
Accrued expenses	3,064	2,548
Other current liabilities	328	409
Total current liabilities	4,544	3,912

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,687,196 shares as of March 31, 2013 and 23,674,541 as of December 31, 2012	24	24
Additional paid-in capital	224,218	223,575
Accumulated deficit	(187,304)	(187,509)
Treasury stock, 150,000 shares as of March 31, 2013 and December 31, 2012	(463)	(463)
Total shareholders’ equity	36,475	35,627
Total liabilities and shareholders’ equity	$41,019	$39,539

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:

Product	$8,129	$5,830
Contract	374	307
Total revenue, net	8,503	6,137

Cost of goods sold:

Product	4,537	3,302
Contract	215	154
Total cost of goods sold	4,752	3,456

Gross profit	3,751	2,681

Operating expenses:

Research and development	1,190	1,140
Selling, general and administrative	2,239	2,263
Total operating expenses	3,429	3,403

Income from operations	322	(722)

Other income (expense):
Interest expense, net	(11)	(3)
Other income, net	14	7
Total other income (expense), net	3	4
Income before provision for income taxes	325	(718)
Provision for (benefit from) income taxes	120	(266)

Net income (loss)	$205	$(452)
Less net income allocated to participating securities	50	—
Net income (loss) allocated to common shares	$155	$(452)

Income (loss) per share, basic	$0.01	$(0.02)
Income (loss) per share, diluted	$0.01	$(0.02)

Weighted average number of shares outstanding:

Basic	23,527,072	23,507,172
Diluted	25,332,976	23,507,1720

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$205	$(452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204	57
Amortization of bond premium	10	—
Inventory reserve	29	3
Stock-based compensation	619	749
Changes in operating assets and liabilities:
Accounts receivable	(471)	932
Inventories, net	50	(43)
Prepaid expenses and other current assets	(155)	(247)
Accounts payable, accrued expenses, and other current liabilities	632	(669)
Net cash provided by operating activities	1,123	330
Cash flows from investing activities:
Purchase of equipment	(150)	(598)
Maturities of investments	3,000	1,000
Purchase of investments	(2,750)	(2,500)
Net cash provided by (used in) investing activities	100	(2,098)
Cash flows from financing activities:
Proceeds from exercise of stock options	24	29
Net cash provided by financing activities	24	29
Net increase (decrease) in cash and cash equivalents	1,247	(1,739)
Cash and cash equivalents, beginning of period	4,385	7,571
Cash and cash equivalents, end of period	$5,632	$5,832

Cash paid for interest, net of amount capitalized of $4 thousand in 2012	$3	$—
Cash paid for taxes	$20	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2012 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investments

Investments consist of debt securities including corporate obligations and FDIC-insured certificates of deposit with maturities up to twelve months.   The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold them until maturity. These securities are carried at amortized cost.

The held-to-maturity investments consist of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013 (unaudited)					December 31, 2012
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$760	$—	$—	$760	$1,520	$—	$—	$1,520
Certificates of deposit	8,000	—	—	8,000	7,000	—	—	7,000
Total current investments	$8,760	$—	$—	$8,760	$8,520	$—	$—	$8,520

Long-term investments:

Corporate debt securities	$—	$—	$—	$—	$500	$—	$—	$500

As of March 31, 2013, the current investments mature within one year.

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

The Company’s Series B Convertible Preferred stock (“Preferred Stock – Series B”) is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic and diluted earnings per share.  The Preferred Stock – Series B is not required to absorb any net loss. Though the Company paid a one-time special dividend in 2012, the Company does not expect to continue to pay dividends on its common or preferred stock in the near future.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2013
	(unaudited)
	Income	Shares	Per Share Amount
Basic EPS
Net Income	$205
Income allocated to participating securities	$50
Income allocated to common shares	$155	23,527,072	$0.01
Diluted EPS
Diluted potential common shares (1)		1,805,904
Income allocated to common shares	$155	25,332,976	$0.01

 (1) Dilutive potential common shares consist of stock options and warrants.

For the three months ended March 31, 2013, there were stock options and warrants to acquire 2,841,215 shares of the Company’s common stock which were excluded from the computation of its diluted earnings per share as their effect would be antidilutive.

For the three months ended March 31, 2012, the Company reported a loss and as a result, basic and diluted net loss per share are the same.  Therefore in calculating net loss per share amounts, 13,174,082 shares underlying the following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.
The following is a table of the potentially dilutive common stock equivalents for the three month period ended March 31, 2012:

Options and warrants	5,628,749
Convertible preferred stock	7,545,333
Total potentially dilutive common stock equivalents	13,174,082

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012
Accounts receivable	$5,857	$5,386
Less allowance for doubtful accounts	(232)	(232)
Net receivable	$5,625	$5,154

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012
Raw materials	$1,625	$1,745
Work in process	825	898
Finished goods	793	651
Total inventories	3,243	3,294
Less inventory reserve	(99)	(71)
Total inventories, net	$3,144	$3,223

Note 4:  Line of Credit

At March 31, 2013, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are:  the minimum monthly interest payment is $1,000; the interest rate is Prime plus 5% but not less than 8.25%; and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2013.  The Company’s obligations under the agreement are secured by its assets.  For the three months ended March 31, 2013, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, (unaudited)
	2013	2012
Cost of revenue	$79	$64
Research and development	155	141
Selling, general and administrative	385	544
Total stock compensation expense	$619	$749

At March 31, 2013, total unrecognized compensation costs related to stock options was approximately $2.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.8 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Three Months Ended March 31,
	2013	2012
Dividend yield	0%	0%
Risk free interest rates	0.37 – 0.88%	0.51 - 0.87%
Expected volatility	71.6 to 73.8%	71.8 to 81.2%
Expected term (in years)	3.5 to 5.0	3.5 to 5.5

The Company paid a special one-time dividend in 2012.  However, the Company does not expect to continue to pay dividends in the near future therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the three months ended March 31, 2013 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,685,434	$3.82
Options granted	161,325	3.55
Options exercised	(12,655)	1.88
Options forfeited	(23,146)	3.39
Options cancelled or expired	(80,850)	6.51
Outstanding at March 31, 2013	4,730,108	$3.78	4.98	$3,927,574
Vested or expected to vest at March 31, 2013 (1)	4,686,508	$3.77	4.98	$3,921,739
Exercisable at March 31, 2013	3,640,131	$3.43	5.13	$3,781,715

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  During the three months ended March 31, 2013, the aggregate intrinsic value of options exercised was $19 thousand.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of March 31, 2013 and December 31, 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $24 thousand for the exercise of 12,655 stock options in the three months ended March 31, 2013. The Company received approximately $29 thousand for the exercise of 24,000 stock options in the three months ended March 31, 2012.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 36.9% and 37.1%, respectively.  The differences between the effective tax rate of 36.9% and 37.1%, respectively, and the U.S. federal statutory rate of 34% for the three months ended March 31, 2013 and 2012, respectively, were primarily due to the impact of state income taxes and alternative minimum tax.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

The Company's deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  As of March 31, 2013, the Company has determined based on the weight of the available evidence, both positive and negative, it is more likely than not that $8.9 million of its deferred tax asset will be realized and no additional valuation allowance was released.

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

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires October 31, 2015.

Rent expense was approximately $303 thousand and $302 thousand, respectively, for the three months ended March 31, 2013 and 2012.

Equipment Purchase Commitments

The Company has committed to equipment purchases of $0.3 million at March 31, 2013.

Note 9:  Concentrations

For the three months ended March 31, 2013, approximately 62% of the Company’s net revenues were derived from customers in the United States and approximately 38% of the Company’s net revenues were derived from international customers.   For the three months ended March 31, 2012, approximately 52% of the Company’s net revenues were derived from customers in the United States and approximately 48% of the Company’s net revenues were derived from international customers.   For the three months ended March 31, 2013, three customers accounted for 36% of its net revenue. For the three months ended March 31, 2012, there was no customer that accounted for more than 10% of its revenue.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended March 31, (unaudited)
	2013	2012
North and South America	$5,622	$3,375
Europe, Middle East, and Africa	2,107	2,042
Asia Pacific	774	720
Total	$8,503	$6,137

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

Our first quarter of 2013 was an exciting quarter in many ways. Total revenues of $8.5 million were a first quarter record, up approximately 39% from first quarter last year. We sold 55 design reference kits (DRKs) in the quarter of which 17 were for the WUXGA and DSVGA displays. These are two of our newer displays and the DRK sales indicate customers are designing these displays into their new products. We continued shipping large numbers of Display Beam Combiner Assemblies (DBCAs), which is a SVGA display subassembly which includes an integrated cube-beamsplitter optic for our customer Exelis for the Enhanced Night Vision Goggle II (ENVGII) program.  Exelis Geospatial Systems was also awarded funding for ENVG II which is the next night vision goggle production lot program.  We expect deliveries to continue well into 2014. We continued our work designing and building a high brightness color 2,000 by 2,000 pixel display for NAVAIR (U.S. Navy) targeted for avionic head mounted displays and high performance portable digital goggle systems. We made progress in completing our new XGA display, working with and targeted for many large digital camera companies. This quarter was the first quarter where a sizable amount of the OLED deposition was done by our new OLED deposition tool. We are continuing to optimize the tool, which is expected to greatly expand our OLED deposition capacity. At March 31, 2013, we had a total of 103 full-time and part-time employees as compared to 100 employees at December 31, 2012.

A detailed discussion of our business may be found in Part I, “Business,” of our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 14, 2013.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  As of March 31, 2013, we have determined based on the weight of the available evidence, both positive and negative, it is more likely than not that $8.8 million of our deferred tax asset will be realized and no additional valuation allowance was released.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 were approximately $8.5 million as compared to approximately $ 6.1 million for the three months ended March 31, 2012, an increase of approximately $2.4 million or 39% for the three month period.

Product revenue is comprised of sales of displays, Z800 systems, and other hardware.  For the three months ended March 31, 2013, product revenue increased approximately $2.3 million or 40% as compared to the three months ended March 31, 2012.   The increase in revenue resulted from an increase in number of units sold and an increase in the average selling price per unit.  The increase in average selling price was due to the mix of products sold.

Contract revenue is comprised of revenue from research and development or non-recurring engineering (“NRE”) contracts.  For the three months ended March 31, 2013, contract revenue increased approximately $67 thousand or 22% as compared to the three months ended March 31, 2012. We had one active contract in Q1 2013 compared to five active contracts in Q1 2012.  Although contract revenue increased over Q1 2012, it decreased from the prior quarter, Q4 2012, which had 6 active projects.   Although we have been and expect to continue to be successful in winning new research and development contracts, the U.S. government budget issues have impacted the number and amount of contracts available.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold was approximately $4.8 million for the three month period ended March 31, 2013 as compared to approximately $3.5 million for the three months ended March 31, 2012, an increase of approximately $1.3 million or 37%.   Cost of goods sold as a percentage of revenues was 56% for both the three months ended March 31, 2013 and 2012.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012
	(unaudited)
Product revenue gross profit	$3,592	$2,528
Product revenue gross margin	44%	43%
Contract revenue gross profit	$159	$153
Contract revenue gross margin	42%	50%
Total gross profit	$3,751	$2,681
Total gross margin	44%	44%

The gross profit for the three months ended March 31, 2013 was approximately $3.8 million as compared to approximately $2.7 million for the three months ended March 31, 2012, an increase of approximately $1.1 million or 41% for the three month period.   Gross margin was 44% for both the three months ended March 31, 2013 and 2012.

The product gross profit for the three months ended March 31, 2013 was approximately $3.6 million as compared to approximately $2.5 million for the three months ended March 31, 2012, an increase of $1.1 million for the three month period.  Product gross margin was 44% for the three months ended March 31, 2013 up from 43% for the three month period ended March 31, 2012.  Although gross margin increased, the cost per display unit increased from Q1 2012 due primarily to the higher manufacturing costs associated with the new OLED deposition tool.  It is expected these costs and cost per unit will decrease as we optimize the tool.

The contract gross profit was approximately $0.2 million for both the three months ended March 31, 2013 and 2012.  For the three months ended March 31, 2013, contract gross margin decreased to 42% down from 50% for the three months ended March 31, 2012.  Contract gross margin is dependent upon the mix of internal and external third party costs, with external costs causing a lower contract gross margin, and upon the nature of the specific contract work done in the quarter.

Operating Expenses

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three months ended March 31, 2013 were approximately $1.2 million or 14% of revenue as compared to approximately $1.1 million or 18% of revenue for the three months ended March 31, 2012.  The increase was due primarily to an increase in personnel costs.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2013 were approximately $2.2 million or 26% of revenue as compared to approximately $2.3 million or 38% of revenue for the three months ended March 31, 2012.  The decrease was due primarily to a decrease in stock compensation and accounting fee expenses.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments and interest expense.  For the three months ended March 31, 2013, interest expense was approximately $11 thousand as compared to approximately $11 thousand offset by the capitalization of interest of $8 thousand for the three months ended March 31, 2012.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income, primarily interest income, for the three months ended March 31, 2013 was approximately $14 thousand as compared to approximately $7 thousand for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $14.4 million of cash, cash equivalents, and investments as compared to $13.4 million at December 31, 2012.  Of the $14.4 million in cash, approximately $8.8 million was invested in certificates of deposits (“CDs”) and corporate bonds.

Cash flow provided by operating activities during the three months ended March 31, 2013 was approximately $1.1 million, attributable to our net income of approximately $0.2 million and net non-cash expenses of $0.9 million.  Cash flow provided by operating activities during the three months ended March 31, 2012 was approximately $0.3 million, approximately $0.8 million was from net non-cash expenses offset by the net loss of $0.5 million.

Cash provided by investing activities during the three months ended March 31, 2013 was approximately $0.1 million of which $3.0 million was received from maturing investments offset by purchased investments in CDs and corporate bonds of approximately $2.8 million and approximately $0.1 million purchased equipment primarily for upgrading our production line.  Cash used in investing activities during the three months ended March 31, 2012 was approximately $2.1 million of which $1.0 million was received from maturing investments offset by purchased investments in CDs of $2.5 million and approximately $0.6 million for equipment purchases primarily for upgrading our production line.  Presently we have committed approximately $0.2 million for capital expenditures for the balance of 2013.

Cash provided by financing activities during the three months ended March 31, 2013 and 2012 was approximately $24 thousand and $29 thousand, respectively, representing proceeds from the exercise of stock options.

Credit Facility

At March 31, 2013, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2013 for a one year term unless written notice is provided.  We did not draw on our credit facility during the quarter ended March 31, 2013 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of March 31, 2013.

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

Interest rate risk

We hold our cash in cash and cash equivalents, certificates of deposits, and corporate bonds.   We do not hold derivative financial instruments or equity securities.   At March 31, 2013, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three months ended March 31, 2013.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no material changes from the risk factors during the three months ended March 31, 2013.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2013.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer