Form 10-Q
period 2013-06-30
EMAGIN CORP
filed 2013-08-06
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

The number of shares of common stock outstanding as of July 31, 2013 was 23,864,592.

 eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2013

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013	December 31,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,605	$4,385
Investments	8,753	8,520
Accounts receivable, net	4,863	5,154
Inventories, net	3,562	3,223
Prepaid expenses and other current assets	740	653
Total current assets	22,523	21,935
Long-term investments	—	500
Equipment, furniture and leasehold improvements, net	8,222	8,099
Other assets	122	124
Deferred tax asset	8,881	8,881
Total assets	$39,748	$39,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$908	$955
Accrued expenses	2,308	2,548
Other current liabilities	374	409
Total current liabilities	3,590	3,912

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,838,156 shares as of June 30, 2013 and 23,674,541 as of December 31, 2012	24	24
Additional paid-in capital	224,910	223,575
Accumulated deficit	(188,313)	(187,509)
Treasury stock, 150,000 shares as of June 30, 2013 and December 31, 2012	(463)	(463)
Total shareholders’ equity	36,158	35,627
Total liabilities and shareholders’ equity	$39,748	$39,539

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:

Product	$6,773	$7,124	$14,901	$12,954
Contract	255	1,463	630	1,770
Total revenue, net	7,028	8,587	15,531	14,724

Cost of goods sold:

Product	4,437	3,480	8,974	6,782
Contract	200	594	416	748
Total cost of goods sold	4,637	4,074	9,390	7,530

Gross profit	2,391	4,513	6,141	7,194

Operating expenses:

Research and development	1,454	1,258	2,643	2,398
Selling, general and administrative	2,077	2,344	4,317	4,607
Total operating expenses	3,531	3,602	6,960	7,005

(Loss) income from operations	(1,140)	911	(819)	189

Other income (expense):
Interest expense, net	(11)	(5)	(21)	(8)
Other income, net	23	12	36	18
Total other income (expense), net	12	7	15	10
(Loss) income before (benefit from) provision for income taxes	(1,128)	918	(804)	199
(Benefit from) provision for income taxes	(120)	341	—	74

Net (loss) income	$(1,008)	$577	$(804)	$125
Less net income allocated to participating securities	—	140	—	30
Net (loss) income allocated to common shares	$(1,008)	$437	$(804)	$95

(Loss) income per share, basic	$(0.04)	$0.02	$(0.03)	$0.00
(Loss) income per share, diluted	$(0.04)	$0.02	$(0.03)	$0.00

Weighted average number of shares outstanding:

Basic	23,586,413	23,469,777	23,556,743	23,488,475
Diluted	23,586,413	25,167,605	23,556,743	25,344,779

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(804)	$125
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	425	111
Amortization of bond premium	17	—
Inventory reserve	16	—
Stock-based compensation	1,078	1,400
Gain on sale of asset	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	292	(1,258)
Inventories	(355)	396
Prepaid expenses and other current assets	(88)	41
Accounts payable, accrued expenses, and other current liabilities	(322)	(428)
Net cash provided by operating activities	250	387
Cash flows from investing activities:
Purchase of equipment	(552)	(1,042)
Proceeds from sale of asset	15	—
Maturities of investments	7,250	4,000
Purchase of investments	(7,000)	(6,549)
Net cash used in investing activities	(287)	(3,591)
Cash flows from financing activities:
Proceeds from exercise of stock options	257	42
Purchase of treasury stock	—	(368)
Net cash provided by (used in) financing activities	257	(326)
Net increase (decrease) in cash and cash equivalents	220	(3,530)
Cash and cash equivalents, beginning of period	4,385	7,571
Cash and cash equivalents, end of period	$4,605	$4,041

Cash paid for interest, net of amount capitalized of $13 thousand in 2012	$3	$—
Cash paid for taxes	$20	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2012 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The held-to-maturity investments consist of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013 (unaudited)
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$503	$—	$—	$503
Certificates of deposit	8,250	—	—	8,250
Total current investments	$8,753	$—	$—	$8,753

	December 31, 2012
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$1,520	$—	$—	$1,520
Certificates of deposit	7,000	—	—	7,000
Total current investments	$8,520	$—	$—	$8,520

Long-term investments:

Corporate debt securities	$500	$—	$—	$500

As of June 30, 2013, the current investments mature within one year.

Net (Loss) Income per Common Share

Basic (loss) income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options, warrants, and convertible preferred stock. Diluted (loss) income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

For the three and six months ended June 30, 2013, the Company has reported a net loss and as a result, basic and diluted net loss per common share are the same.  Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data) for the three and six months ended June 30, 2012:

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	(unaudited)			(unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$577			$125
Income allocated to participating securities	140			30
Income allocated to common shares	$437	23,469,777	$0.02	$95	23,488,475	$0.00
Diluted EPS
Diluted potential common shares (1)		1,697,828			1,856,304
Income allocated to common shares	$437	25,167,605	$0.02	$95	25,344,779	$0.00

(1) Dilutive potential common shares consist of shares of common stock issuable upon exercise of outstanding stock options and warrants.

The following is a table of the potentially dilutive common stock equivalents for the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Options and warrants	5,605,713	3,005,164	5,605,713	2,704,361
Convertible preferred stock	7,545,333		7,545,333
Total potentially dilutive common stock equivalents	13,151,046	3,005,164	13,151,046	2,704,361

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30, 2013	December 31,
	(unaudited)	2012
Accounts receivable	$5,095	$5,386
Less allowance for doubtful accounts	(232)	(232)
Net receivable	$4,863	$5,154

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30, 2013	December 31,
	(unaudited)	2012
Raw materials	$1,994	$1,745
Work in process	949	898
Finished goods	706	651
Total inventories	3,649	3,294
Less inventory reserve	(87)	(71)
Total inventories, net	$3,562	$3,223

Note 4:  Line of Credit

At June 30, 2013, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The material terms of such credit facility are:  the minimum monthly interest payment is $1,000; the interest rate is Prime plus 5% but not less than 8.25%; and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2013.  The Company’s obligations under the credit facility are secured by its assets.  For the six months ended June 30, 2013, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
Cost of revenue	$72	$72	$151	$136
Research and development	137	146	292	287
Selling, general and administrative	250	433	635	977
Total stock compensation expense	$459	$651	$1,078	$1,400

At June 30, 2013, total unrecognized compensation costs related to stock options was approximately $1.9 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.8 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended
	June 30,
	2013	2012
Dividend yield	0%	0%
Risk free interest rates	0.35 – 1.48%	0.36 - 0.87%
Expected volatility	70.9 to 73.8%	71.8 to 81.2%
Expected term (in years)	3.5 to 5.0	3.0 to 5.5

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

A summary of the Company’s stock option activity for the six months ended June 30, 2013 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,685,434	$3.82
Options granted	236,411	3.50
Options exercised	(163,615)	1.57
Options forfeited	(64,949)	4.35
Options cancelled or expired	(87,568)	6.61
Outstanding at June 30, 2013	4,605,713	$3.83	4.85	$3,901,599
Vested or expected to vest at June 30, 2013 (1)	4,569,281	$3.82	4.85	$3,896,971
Exercisable at June 30, 2013	3,694,946	$3.52	5.03	$3,785,907
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three and six months ended June 30, 2013, the aggregate intrinsic value of options exercised was $325 thousand and $344 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of June 30, 2013 and December 31, 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $233 thousand and $257 thousand for the exercise of 150,960 and 163,615 stock options in the three and six months ended June 30, 2013, respectively. The Company received approximately $13 thousand and $42 thousand for the exercise of 4,875 and 28,875 stock options in the three and six months ended June 30, 2012, respectively.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 0% and 37.2%, respectively.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2013 was primarily due to the impact of state income taxes and the change in the valuation allowance and the difference between the effective tax rate of 37.2% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2012 was primarily due to the impact of state income taxes and alternative minimum tax.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

The Company's deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  As of June 30, 2013, the Company has determined based on the weight of the available evidence, both positive and negative, it is more likely than not that $8.9 million of its deferred tax asset will be realized and no additional valuation allowance was released.

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

Rent expense was approximately $303 thousand and $606 thousand, respectively, for the three and six months ended June 30, 2013 and approximately $302 thousand and $603 thousand, respectively, for the three and six months ended June 30, 2012.

Equipment Purchase Commitments

The Company has committed to equipment purchases of $0.4 million at June 30, 2013.

Note 9:  Concentrations

For the three and six months ended June 30, 2013, approximately 66% and 64%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 34% and 36%, respectively, of the Company’s net revenues were derived from international customers.   For the three and six months ended June 30, 2012, approximately 71% and 63%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 29% and 37%, respectively, of the Company’s net revenues were derived from international customers.   For the three and six months ended June 30, 2013, two customers accounted for 33% and 26%, respectively, of its net revenue. For the three months ended June 30, 2012, two customers accounted for 33% of its revenue and for the six months ended June 30, 2012, one customer accounted for 16% of its revenue.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
North and South America	$4,718	$6,251	$10,340	$9,611
Europe, Middle East, and Africa	1,905	1,713	4,012	3,770
Asia Pacific	405	623	1,179	1,343
Total	$7,028	$8,587	$15,531	$14,724

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

Overview

The second quarter saw eMagin reaffirm our technological leadership in the developing OLED microdisplay industry as we announced we have developed what we believe is the world’s brightest color OLED microdisplay. The display delivers a high brightness of 1000 nits and is being commercialized as OLED-XLS. The OLED-XLS has received positive reviews from our customers and is currently being qualified for full production.  We are investing in developing additional new technologies that provide even higher brightness displays as this is an important attribute for applications that are used in daylight or in direct sunlight such as aircraft cockpits and personal headsets. We also made further progress in bringing the color gamut of our new XGA display up towards meeting the levels requested by a camera manufacturer.

The second quarter financial results were driven primarily by the continued activity under the large defense related programs in our business portfolio. We continued shipping large numbers of Display Beam Combiner Assemblies (DBCAs), which is an assembly comprised of our SVGA display combined with an optic, to our customer Exelis for the Enhanced Night Vision Goggle II (ENVG II) program. Exelis Geospatial Systems was also awarded funding for production year 3 for ENVG II. We expect deliveries to continue into 2014. We continued our work designing and building a high brightness color 2,000 by 2,000 pixel display for NAVAIR (US Navy) targeted for avionic head mounted displays and high performance portable digital goggle systems.  Additionally, we continued to ship displays for the FELIN Soldier Modernization Program in France, to FLIR in Sweden for three industrial thermal camera EVFs, to BCF Industries in Scotland for the BUG Binocular Ultra Sound Goggles, and for the completion of the RED-I Thermal Weapon Site Remote Viewer program for the US Army.

eMagin’s second quarter results reflect some of the challenges we face as an R&D provider, primarily for the U.S. government and as a leader in the developing worldwide OLED microdisplay market. Although product revenue (primarily displays) increased 15% year to date in 2013 over 2012, in the second quarter, overall revenues were lower than Q2 last year, due primarily to a $1.2 million decrease in R&D contract revenue and a $350,000 or 5% decrease in product revenue.  However, for the first six months of 2013, total revenues increased 5.5% over last year. We have fewer R&D contracts this year, we believe due at least partially to the U.S. government sequester/budget issues. On the microdisplay side, displays shipped in Q2 for fiscal year 2013 decreased from Q2 last year due to manufacturing challenges including the time spent to improve yield on the new OLED deposition tool, and increased labor requirements of certain customers for newer generation displays. In Q2 for fiscal year 2013, most of the OLED deposition for our displays was accomplished using our new deposition tool. We are continuing to apply personnel and other resources to further optimize the tool to increase yield and output. Currently, the yields on both deposition tools are comparable.  These efforts resulted in higher manufacturing costs in the quarter. Total gross margin of 34% was 19 points lower than Q2 last year due to higher costs. Year-to-date, total gross margin for fiscal year 2013 is 9 points less than last year. Manufacturing costs increased due to increased manufacturing labor, the costs incurred in improving the performance of the new OLED deposition tool, increased depreciation due to new equipment, primarily the new OLED deposition tool and to the costs of concurrently running both OLED deposition tools this year as opposed to just the Satella deposition tool last year.

Fiscal 2013 – Financial Outlook for the Year

For fiscal year 2013, we expect revenue growth over last year, driven by a significant increase in displays shipped, which will more than offset a decrease in R&D contract revenue. Our revenue expectation and our guidance for the year is total revenue in a range of $32 million to $35 million. eMagin’s revenue last year in fiscal 2012 totaled $30.6 million.

At June 30, 2013, we had a total of 103 full-time and part-time employees as compared to 100 employees at December 31, 2012.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  As of June 30, 2013, we have determined based on the weight of the available evidence, both positive and negative, it is more likely than not that $8.9 million of our deferred tax asset will be realized and no additional valuation allowance was released.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2012

Revenues

Revenues for the three and six months ended June 30, 2013 were approximately $7.0 million and $15.5 million, respectively, as compared to approximately $8.6 million and $14.7 million, respectively, for the three and six months ended June 30, 2012, a decrease of $1.6 million for the three month period or 18% and an increase of approximately $0.8 million or 5% for the six month period.

Product revenue is comprised primarily of sales of displays, as well as sales of Z800 systems, and other hardware.  For the three months ended June 30, 2013, product revenue decreased approximately $0.4 million or 5% as compared to the three months ended June 30, 2012.   The decrease in revenue resulted primarily from shipping fewer displays than in Q2 of 2012.  For the six months ended June 30, 2013, product revenue increased approximately $1.9 million or 15% as compared to the six months ended June 30, 2012.   The increase in revenue resulted from an increase in the number of DBCA units shipped and an increase in the number of displays shipped.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2013, contract revenue decreased approximately $1.2 million and $1.1 million, respectively, or 83% and 64%, respectively, as compared to the three and six months ended June 30, 2012. We had one active contract for the three and six months ended June 30, 2013 compared to five and six active contracts, respectively, for the three and six months ended June 30, 2012.  We believe fewer R&D contracts are being awarded this year by the U.S. government agencies, the source of most of our R&D contracts historically.  We believe this is due to the U.S. government sequester event and budget issues.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold was approximately $4.6 million and $9.4 million, respectively, for the three and six month periods ended June 30, 2013 as compared to approximately $4.1 million and $7.5 million, respectively, for the three and six months ended June 30, 2012, an increase of approximately $0.6 million and $1.9 million, respectively, or 14% and 25%.   Cost of goods sold as a percentage of revenues was 66% and 60%, respectively, for the three and six months ended June 30, 2013 as compared to 47% and 51%, respectively, for the three and six months ended June 30, 2012.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Product revenue gross profit	$2,336	$3,644	$5,927	$6,172
Product revenue gross margin	34%	51%	40%	48%
Contract revenue gross profit	$55	$869	$214	$1,022
Contract revenue gross margin	21%	59%	34%	58%
Total gross profit	$2,391	$4,513	$6,141	$7,194
Total gross margin	34%	53%	40%	49%

The gross profit for the three and six months ended June 30, 2013 was approximately $2.4 million and $6.1 million, respectively, as compared to approximately $4.5 million and $7.2 million, respectively, for the three and six months ended June 30, 2012, a decrease of approximately $2.1 million and $1.1 million, respectively, or 47% and 15%, respectively, for the three and six month periods.   Gross margin was 34% and 40%, respectively, for the three and six months ended June 30, 2013 as compared to 53% and 49%, respectively, for the three and six months ended June 30, 2012.

The product gross profit for the three and six months ended June 30, 2013 was approximately $2.3 million and $5.9 million, respectively, as compared to approximately $3.6 million and $6.2 million, respectively, for the three and six months ended June 30, 2012, a decrease of $1.3 million and $0.3 million, respectively, for the three and six month periods.  Product gross margin was 34% and 40%, respectively, for the three and six months ended June 30, 2013 down from 51% and 48%, respectively, for the three and six month periods ended June 30, 2012.  The lower gross margin for Q2 2013 is due to higher costs, primarily labor costs required for production and for the effort to increase the yield and output of the new OLED deposition tool.  We are incurring increased material costs due to lower yield and also due to concurrently running both deposition tools this year compared to only the Satella deposition tool in the first six months of 2012.  Depreciation expense has increased due to new equipment coming online, including the new deposition tool.

The contract gross profit was approximately $0.06 million and $0.2 million, respectively, for the three and six months ended June 30, 2013 as compared to $0.9 million and $1.0 million, respectively, for the three and six months ended June 30, 2012.  For the three and six months ended June 30, 2013, contract gross margin decreased to 21% and 34%, respectively, down from 59% and 58%, respectively, for the three and six months ended June 30, 2012.  The change in the contract gross margin is due to the nature of the contract and the amount of third party expenses incurred in fulfilling the contract.

Operating Expenses

Research and Development.  Research and development expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three and six months ended June 30, 2013 were approximately $1.5 million and $2.6 million, respectively, or 21% and 17%, respectively, of revenue as compared to approximately $1.3 million and $2.4 million, respectively, or 15% and 16%, respectively, of revenue for the three and six months ended June 30, 2012.  The increase was due primarily to an increase in internal research and development costs.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2013 were approximately $2.1 million and $4.3 million, respectively, or 30% and 28%, respectively, of revenue as compared to approximately $2.3 million and $4.6 million, respectively, or 27% and 31%, respectively, of revenue for the three and six months ended June 30, 2012. The decrease in SG&A expenses was due primarily to a decrease in stock compensation, consulting and incentive compensation expenses.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain on sale of assets. For the three and six months ended June 30, 2013, interest expense was approximately $11 thousand and $21 thousand, respectively, as compared to approximately $5 thousand and $8 thousand, respectively, offset by the capitalization of interest of $5 thousand and $13 thousand, respectively, for the three and six months ended June 30, 2012.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income for the three and six months ended June 30, 2013 was approximately $13 thousand and $24 thousand, respectively, of interest income and $9 thousand from gain on sale of assets as compared to approximately $12 thousand and $18 thousand, respectively, of interest income for the three and six months ended June 30, 2012.

Liquidity and Capital Resources

We had approximately $13.4 million of cash, cash equivalents, and investments at June 30, 2013 and December 31, 2012.  Of the $13.4 million in cash, approximately $8.8 million was invested in certificates of deposits (“CDs”) and corporate bonds.

Cash flow provided by operating activities during the six months ended June 30, 2013 was approximately $0.3 million, attributable to our net non-cash expenses of $1.5 million offset by our net loss of approximately $0.8 million and change in operating assets and liabilities of $0.4 million.  Cash flow provided by operating activities during the six months ended June 30, 2012 was approximately $0.4 million, attributable to our net income of approximately $0.1 million and net non-cash expenses of $1.5 million offset by the change in operating assets and liabilities of $1.2 million.

Cash used in investing activities during the six months ended June 30, 2013 was approximately $0.3 million of which $0.6 million was used to purchase equipment offset by net proceeds of $0.3 million of short-term investments.  Presently we have committed approximately $0.4 million for capital expenditures for the balance of 2013.  Cash used in investing activities during the six months ended June 30, 2012 was approximately $3.6 million of which $2.6 million purchased investments in CDs and corporate bonds and approximately $1.0 million purchased equipment primarily for upgrading our production line.

Cash provided by financing activities during the six months ended June 30, 2013 was proceeds from the exercise of stock options of approximately $0.3 million as compared to cash used by financing activities during the six months ended June 30, 2012 was approximately $0.3 million, primarily representing the purchase of treasury stock.

Credit Facility

At June 30, 2013, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 5% but may not be less than 8.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2013 for a one year term unless written notice is provided.  We did not draw on our credit facility during the six months ended June 30, 2013 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of June 30, 2013.

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

Interest rate risk

We hold our cash in cash and cash equivalents, certificates of deposits, and corporate bonds.   We do not hold derivative financial instruments or equity securities.   At June 30, 2013, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and six months ended June 30, 2013.

Foreign currency exchange rate risk

We do not have any material foreign currency exchange rate risk.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no material changes from the risk factors during the six months ended June 30, 2013.

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

(1) Filed herewith.
(2)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August 2013.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer