Form 10-Q
period 2013-09-30
EMAGIN CORP
filed 2013-11-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

The number of shares of common stock outstanding as of October 31, 2013 was 23,878,300.

eMagin Corporation
Form 10-Q
For the Quarter ended September 30, 2013

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	December 31,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,811	$4,385
Investments	8,000	8,520
Accounts receivable, net	3,850	5,154
Inventories, net	4,407	3,223
Prepaid expenses and other current assets	1,314	653
Total current assets	22,382	21,935
Long-term investments	250	500
Equipment, furniture and leasehold improvements, net	8,197	8,099
Other assets	28	124
Deferred tax asset	5,382	8,881
Total assets	$36,239	$39,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,258	$955
Accrued expenses	2,408	2,548
Other current liabilities	359	409
Total current liabilities	4,025	3,912

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,878,300 shares as of September 30, 2013 and 23,674,541 as of December 31, 2012	24	24
Additional paid-in capital	225,560	223,575
Accumulated deficit	(192,871)	(187,509)
Treasury stock, 162,066 shares as of September 30, 2013 and 150,000 shares as of December 31, 2012	(499)	(463)
Total shareholders’ equity	32,214	35,627
Total liabilities and shareholders’ equity	$36,239	$39,539

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:

Product	$5,770	$6,309	$20,671	$19,263
Contract	559	1,201	1,189	2,971
Total revenue, net	6,329	7,510	21,860	22,234

Cost of goods sold:

Product	3,848	3,132	12,821	9,914
Contract	256	729	672	1,477
Total cost of goods sold	4,104	3,861	13,493	11,391

Gross profit	2,225	3,649	8,367	10,843

Operating expenses:

Research and development	1,239	1,173	3,882	3,571
Selling, general and administrative	2,041	1,918	6,358	6,525
Total operating expenses	3,280	3,091	10,240	10,096

(Loss) income from operations	(1,055)	558	(1,873)	747

Other income (expense):
Interest expense, net	(11)	(10)	(32)	(18)
Other income, net	9	13	45	32
Total other income (expense), net	(2)	3	13	14
(Loss) income before provision for income taxes	(1,057)	561	(1,860)	761
Provision for income taxes	3,502	221	3,502	295

Net (loss) income	$(4,559)	$340	$(5,362)	$466
Less net income allocated to participating securities	—	83	—	113
Net (loss) income allocated to common shares	$(4,559)	$257	$(5,362)	$353

(Loss) income per share, basic	$(0.19)	$0.01	$(0.23)	$0.02
(Loss) income per share, diluted	$(0.19)	$0.01	$(0.23)	$0.01

Weighted average number of shares outstanding:

Basic	23,718,106	23,444,361	23,610,531	23,473,770
Diluted	23,718,106	25,393,035	23,610,531	25,360,864

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,362)	$466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	656	168
Reduction in provision for doubtful accounts	(1)	—
Amortization of bond premium	20	21
Inventory reserve	16	3
Stock-based compensation	1,645	1,959
Gain on sale of asset	(9)	—
Deferred income taxes	3,499	—
Changes in operating assets and liabilities:
Accounts receivable	1,305	599
Inventories, net	(1,200)	(57)
Prepaid expenses and other current assets	(568)	77
Accounts payable, accrued expenses, and other current liabilities	113	267
Net cash provided by operating activities	114	3,503
Cash flows from investing activities:
Purchase of equipment	(757)	(1,090)
Proceeds from sale of asset	15	—
Maturities of investments	11,250	6,495
Purchase of investments	(10,500)	(8,799)
Net cash provided by (used in) investing activities	8	(3,394)
Cash flows from financing activities:
Proceeds from exercise of stock options	340	255
Purchase of treasury stock	(36)	(368)
Net cash provided by (used in) financing activities	304	(113)
Net increase (decrease) in cash and cash equivalents	426	(4)
Cash and cash equivalents, beginning of period	4,385	7,571
Cash and cash equivalents, end of period	$4,811	$7,567

Cash paid for interest, net of amount capitalized of $13 thousand in 2012	$9	$—
Cash paid for taxes	$72	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2012 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

New Accounting Pronouncement

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”).  The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for reporting periods after January 1, 2014 and is not expected to have an impact on the Company’s financial statements.

Investments

Investments consist of debt securities including corporate obligations and FDIC-insured certificates of deposit with maturities up to eighteen months.   The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold them until maturity. These securities are carried at amortized cost.

The held-to-maturity investments consist of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013 (unaudited)
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$250	$—	$—	$250
Certificates of deposit	7,750	—	—	7,750
Total current investments	$8,000	$—	$—	$8,000

Long-term investments:

Certificates of deposit	$250	$—	$—	$250

	December 31, 2012
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$1,520	$—	$—	$1,520
Certificates of deposit	7,000	—	—	7,000
Total current investments	$8,520	$—	$—	$8,520

Long-term investments:

Corporate debt securities	$500	$—	$—	$500

As of September 30, 2013, the current investments mature within one year and the long-term investments within 18 months.

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

For the three and nine months ended September 30, 2013, the Company has reported a net loss and as a result, basic and diluted net loss per common share are the same.  Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data) for the three and nine months ended September 30, 2012:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	(unaudited)			(unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$340			$466
Income allocated to participating securities	83			113
Income allocated to common shares	$257	23,444,361	$0.01	$353	23,473,770	$0.02
Diluted EPS
Diluted potential common shares (1)		1,948,674			1,887,094
Income allocated to common shares	$257	25,393,035	$0.01	$353	25,360,864	$0.01

(1) Dilutive potential common shares consist of shares of common stock issuable upon exercise of outstanding stock options and warrants.

The following is a table of the potentially dilutive common stock equivalents for the three and nine month periods ended September 30, 2013 and 2012 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Options and warrants	5,637,319	2,657,398	5,637,319	3,024,398
Convertible preferred stock	7,545,333		7,545,333
Total potentially dilutive common stock equivalents	13,182,652	2,657,398	13,182,652	3,024,398

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30, 2013	December 31,
	(unaudited)	2012
Accounts receivable	$4,080	$5,386
Less allowance for doubtful accounts	(230)	(232)
Net receivable	$3,850	$5,154

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30, 2013	December 31,
	(unaudited)	2012
Raw materials	$2,021	$1,745
Work in process	1,869	898
Finished goods	603	651
Total inventories	4,493	3,294
Less inventory reserve	(86)	(71)
Total inventories, net	$4,407	$3,223

Note 4:  Line of Credit

On September 1, 2013, the Company renewed its credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  It amended the interest rate from Prime plus 5% but not less than 8.25% to Prime plus 4% but not less than 7.25%.  All other material terms of the credit facility remained unchanged:  the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2014.  The Company’s obligations under the credit facility are secured by its assets.  For the nine months ended September 30, 2013, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
Cost of revenue	$68	$70	$219	$206
Research and development	137	147	428	434
Selling, general and administrative	363	342	998	1,319
Total stock compensation expense	$568	$559	$1,645	$1,959

At September 30, 2013, total unrecognized compensation costs related to stock options was approximately $1.5 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.6 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended
	September 30,
	2013	2012
Dividend yield	0%	0%
Risk free interest rates	0.35 – 1.48%	0.36 - 0.87%
Expected volatility	67.6 to 73.8%	71.8 to 81.2%
Expected term (in years)	3.5 to 5.0	3.0 to 5.5

The Company paid a special one-time dividend in 2012.  However, the Company does not expect to continue to pay dividends in the near future therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the nine months ended September 30, 2013 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,685,434	$3.82
Options granted	407,937	3.50
Options exercised	(203,759)	1.67
Options forfeited	(125,366)	4.07
Options cancelled or expired	(126,927)	6.84
Outstanding at September 30, 2013	4,637,319	$3.80	4.72	$2,746,430
Vested or expected to vest at September 30, 2013 (1)	4,602,546	$3.79	4.73	$2,745,192
Exercisable at September 30, 2013	3,768,029	$3.50	4.91	$2,715,463
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three and nine months ended September 30, 2013, the aggregate intrinsic value of options exercised was approximately $58 thousand and $401 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of September 30, 2013 and December 31, 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $83 thousand and $340 thousand for the exercise of 40,144 and 203,759 stock options in the three and nine months ended September 30, 2013, respectively. The Company received approximately $213 thousand and $255 thousand for the exercise of 131,688 and 160,563 stock options in the three and nine months ended September 30, 2012, respectively.

In the three and nine months ended September 30, 2013, the Company repurchased 12,066 shares at an average cost of $2.99 per share.  During the nine months ended September 30, 2012, the Company repurchased 125,000 shares at an average cost of $2.95 per share.  At September 30, 2013, there was approximately $2.0 million remaining under the stock repurchase plan.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was (193.8)% and 38.8%, respectively.  The difference between the effective tax rate of (193.8)% and the U.S. federal statutory rate of 34% for the nine months ended September 30, 2013 was primarily due to the increase of the valuation allowance on deferred tax assets. The difference between the effective tax rate of 38.8% and the U.S. federal statutory rate of 34% for the nine months ended September 30, 2012 was primarily due to the impact of state income taxes and alternative minimum tax.

The Company's deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  In the quarter ended September 30, 2013, the Company increased the valuation allowance $3.5 million as a result of negative evidence, primarily, the Company incurred a year-to-date pre-tax loss where the Company had previously forecasted a profit for 2013.  Actual product costs per completed display have exceeded previously estimated product costs per unit due to an increase in the amount of materials used to produce displays that meet customer specifications. This recent, negative evidence outweighs the more subjective positive evidence, indicating that it is more likely than not that all of the associated tax benefit would not be realized.  With the adjustment, the Company believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, of $5.4 million as of September 30, 2013.  The Company believes its yield of saleable product will return to levels it has experienced in prior years resulting in profitability.  The Company has corrected the design flaw on the new OLED deposition tool and as a result output is expected to increase.  The Company’s estimate of the realizability of deferred tax assets has ranged from estimating no recovery of deferred tax assets to realizing approximately $9 million in 2010 through Q2 of 2013.  The Company’s current estimate is likely to change based on future results.  The Company’s net operating loss carry forward amounts substantially expire in 2027.

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

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded stating that the licenses were no longer in force and that the request for royalties was untimely.  Although GOT does not agree, both parties have expressed an interest in resolving the disagreement amicably.  The Company is in ongoing communication with GOT and both parties are working together to settle the issue. As of the date of this filing, no agreement has been reached.  The Company estimates that the range of loss contingency is between $0 and $250 thousand.

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

Rent expense was approximately $303 thousand and $909 thousand, respectively, for the three and nine months ended September 30, 2013 and approximately $302 thousand and $905 thousand, respectively, for the three and nine months ended September 30, 2012.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $1.0 million at September 30, 2013.

Note 9:  Concentrations

For the three and nine months ended September 30, 2013, approximately 55% and 61%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 45% and 39%, respectively, of the Company’s net revenues were derived from international customers.   For the three and nine months ended September 30, 2012, approximately 68% and 65%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 32% and 35%, respectively, of the Company’s net revenues were derived from international customers.   For the three and nine months ended September 30, 2013, one customer accounted for 11% and 13%, respectively, of its net revenue. For the three months ended September 30, 2012, two customers accounted for 38% of its revenue and for the nine months ended September 30, 2012, one customer accounted for 16% of its revenue.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
North and South America	$3,469	$5,442	$13,808	$15,053
Europe, Middle East, and Africa	2,004	1,349	6,017	5,180
Asia Pacific	856	719	2,035	2,001
Total	$6,329	$7,510	$21,860	$22,234

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

Overview

In the third quarter, eMagin continued deliveries on several programs for key customers, was awarded a prized new development contract in the avionics space, and successfully addressed a problem with the OLED deposition production tool.  Investments continued in developing new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets.

Financial Result

The third quarter financial results were driven primarily by continued activity under the large defense related programs in our business portfolio.  We continued shipping large numbers of displays to BAE/Oasys under the RED-I remote viewer program and another customer for the Enhanced Night Vision Goggle and other programs.  Display Beam Combiner Assemblies (DBCAs) which consist of our SVGA display combined with an optic, were delivered to our customer, ITT Exelis, for the Enhanced Night Vision Goggle II (ENVG II) program.  Exelis was also awarded funding for the 3rd year of production for ENVG II.  We expect DBCA deliveries to continue into 2014.  Also in the quarter, we started delivering displays for a new night vision program, a key new start program for us.  Lastly, we continued to ship displays for the FELIN Soldier Modernization Program in France, to a number of business units within Elbit for both their US and global programs, to FLIR in Sweden for three industrial thermal camera EVFs and to BCF Technology in Scotland for the BUG Binocular Ultrasound Goggles.

eMagin’s third quarter results reflect some of the challenges we face as an R&D provider, primarily for the U.S. government, and as a leader in the developing worldwide OLED microdisplay market.  Although product revenue (primarily displays) increased 7% year to date in 2013 over 2012, in the third quarter, overall revenues were lower than Q3 last year, due primarily to a $0.7 million decrease in R&D contract revenue, and a $0.5 million or 9% decrease in product revenue.  However, total revenues in the first nine months of 2013 decreased 2% from last year.  We believe the reason we have fewer R&D contracts this year is at least partially due to the U.S. government’s sequester/budget issues.  On the microdisplay side, the number of displays shipped in Q3 was about the same as Q3 last year.  Manufacturing challenges, including time spent to install a fix on the new OLED deposition tool, and increased labor requirements for customers requiring additional testing on newer generation displays, prevented our achieving the production and revenue levels we had planned.  We are continuing to apply personnel and other resources to further optimize the new tool to increase yield and output.  Currently, the yields on both deposition tools are comparable.  Manufacturing costs increased due to the costs incurred in improving the performance of the new OLED deposition tool, increased depreciation due to new equipment (primarily the new OLED deposition tool), increased manufacturing labor and the costs of concurrently running both OLED deposition tools this year as opposed to just the Satella deposition tool last year.  The total Q3 gross margin of 35% was an improvement from Q2 but 14 points lower than Q3 last year, due to higher costs.  Year-to-date, the total gross margin for fiscal year 2013 was also 11 points less than last year.

New Business

Two key new contracts were awarded to eMagin in the quarter.  eMagin was awarded a $3.5 million production contract for a new night vision program.  The customer is the new sole source US Army provider of up to 24,000 thermal weapons sights for medium and heavy weapons over the next 3 years.  Another key program win is a contract to develop a new high brightness display for avionics applications.  This contract was awarded because of eMagin’s leadership in very high brightness and high resolution displays.  If successful, this new avionics display will allow the low contrast liquid crystal and CRT displays that have historically been used for avionics applications to be replaced with high contrast OLED microdisplays.

New Technology Development

In addition to beginning work on the new avionic development program outlined above, we continued work designing and building a high brightness color 2,000 by 2,000 pixel display for NAVAIR (US Navy) targeted for avionic head mounted displays and high performance portable digital goggle systems.  eMagin’s high brightness and high resolution technology is ideal for high performance avionics applications that require both the very high contrast and high brightness that can only be provided by OLED displays.  These same qualities, high contrast coupled with high brightness, are also critical for the emerging wearable personal headset market.  eMagin has undertaken an internally funded effort to develop new ultrahigh brightness OLED microdisplay technology beyond our current industry-leading color display brightness of 1000 candelas/m2.

Fiscal 2013 – Financial Outlook for the Year

Due to ongoing constraints in U.S. government spending and certain manufacturing challenges, eMagin now expects its 2013 revenues to be similar to last year. However, based on current backlog, market conditions and anticipated improvements in production, the Company expects to resume revenue growth in 2014.

At September 30, 2013, we had a total of 103 full-time and part-time employees as compared to 100 employees at December 31, 2012.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  In the quarter ended September 30, 2013, we increased the valuation allowance $3.5 million as a result of negative evidence, primarily, we have incurred a year-to-date pre-tax loss where we had previously forecasted a profit for 2013.  Actual product costs per completed display have exceeded previously estimated product costs per unit due to an increase in the amount of materials used to produce displays that meet customer specifications.  This recent, negative evidence outweighs the more subjective positive evidence, indicating that it is more likely than not that all of the associated tax benefit would not be realized.  With the adjustment, we believe that it is more likely than not that we will realize the benefits of our deferred tax assets, net of valuation allowances, of $5.4 million as of September 30, 2013.  We believe our yield of saleable product will return to levels we have experienced in prior years resulting in profitability.  We have corrected the design flaw on the new OLED deposition tool and as a result output is expected to increase.  Our estimate of the realizability of deferred tax assets has ranged from estimating no recovery of deferred tax assets to realizing approximately $9 million in 2010 through Q2 of 2013.  Our current estimate is likely to change based on future results.  Our net operating loss carry forward amounts substantially expire in 2027.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

Revenues for the three and nine months ended September 30, 2013 were approximately $6.3 million and $21.9 million, respectively, as compared to approximately $7.5 million and $22.2 million, respectively, for the three and nine months ended September 30, 2012, a decrease of approximately $1.2 million and $0.3 million, respectively, or 16% and 2%, respectively, for the three and nine month periods.

Product revenue is comprised primarily of sales of displays, as well as sales of Z800 systems, and other hardware.  For the three months ended September 30, 2013, product revenue decreased approximately $0.5 million or 9% as compared to the three months ended September 30, 2012.   Though we sold a similar number of displays in the third quarter of 2013 as compared to 2012, there was a different mix of products resulting in a decrease in revenue for the quarter.  For the nine months ended September 30, 2013, product revenue increased approximately $1.4 million or 7% as compared to the nine months ended September 30, 2012.   The increase in revenue resulted from an increase in the number of DBCA units and displays shipped which have a higher average selling price.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three and nine months ended September 30, 2013, contract revenue decreased approximately $0.7 million and $1.7 million, respectively, or 53% and 60%, respectively, as compared to the three and nine months ended September 30, 2012. We had two active contracts for the three and nine months ended September 30, 2013 compared to ten and eleven active contracts, respectively, for the three and nine months ended September 30, 2012.  We believe fewer R&D contracts are being awarded this year by the U.S. government agencies, the source of most of our R&D contracts historically, due to the U.S. government sequester event and budget issues.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold was approximately $4.1 million and $13.5 million, respectively, for the three and nine month periods ended September 30, 2013 as compared to approximately $3.9 million and $11.4 million, respectively, for the three and nine months ended September 30, 2012, an increase of approximately $0.2 million and approximately $2.1 million, respectively, or 6% and 18%, respectively, for the three and nine month periods.   Cost of goods sold as a percentage of revenues was 65% and 62%, respectively, for the three and nine month periods ended September 30, 2013 as compared to 51% for the each of three and nine month periods ended September 30, 2012.

The following table outlines product, contract and total gross profit and related gross margins for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Product revenue gross profit	$1,922	$3,177	$7,850	$9,349
Product revenue gross margin	33%	50%	38%	49%
Contract revenue gross profit	$303	$472	$517	$1,494
Contract revenue gross margin	54%	39%	43%	50%
Total gross profit	$2,225	$3,649	$8,367	$10,843
Total gross margin	35%	49%	38%	49%

The gross profit for the three and nine months ended September 30, 2013 was approximately $2.2 million and $8.4 million, respectively, as compared to approximately $3.6 million and $10.8 million, respectively, for the three and nine months ended September 30, 2012, a decrease of approximately $1.4 million and $2.4 million, respectively, or 39% and 23%, respectively, for the three and nine month periods.   For both the three and nine months ended September 30, 2013, the gross margin was 35% and 38%, respectively, as compared to 49% for both the three and nine months ended September 30, 2012.

The product gross profit for the three and nine months ended September 30, 2013 was approximately $1.9 million and $7.9 million, respectively, as compared to approximately $3.2 million and $9.3 million, respectively, for the three and nine months ended September 30, 2012, a decrease of approximately $1.3 million and $1.4 million, respectively, for the three and nine month periods.  Product gross margin was 33% and 38%, respectively, for the three and nine months ended September 30, 2013 down from 50% and 49%, respectively, for the three and nine month periods ended September 30, 2012.  The lower gross margin for Q3 2013 is due to higher costs, including labor costs required for production.  We are incurring increased material costs due to lower yield and also due to concurrently running both deposition tools this year compared to only the Satella deposition tool in the first nine months of 2012.  Depreciation expense has increased due to new equipment coming online, including the new deposition tool.

The contract gross profit was approximately $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2013 as compared to approximately $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2012, a decrease of approximately $0.2 million and $1.0 million, respectively, for the three and nine month periods.  For the three months ended September 30, 2013, contract gross margin increased to 54% from 39% for the same period in 2012 and for the nine months ended September 30, 2013, contract gross margin decreased to 43% from 50% for the same period in 2012. The change in the contract gross margin is due to the nature of the contract and the amount of third party expenses incurred in fulfilling the contract.

Operating Expenses

Research and Development.  Research and development expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three and nine months ended September 30, 2013 were approximately $1.2 million and $3.9 million, respectively, or 20% and 18%, respectively, of revenue as compared to approximately $1.2 million and $3.6 million, respectively, or 16% of revenue for both the three and nine months ended September 30, 2012.  The increase for the nine month period was due primarily to an increase in spend on internal research and development.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2013 were approximately $2.0 million and $6.4 million, respectively, or 32% and 29%, respectively, of revenue as compared to approximately $1.9 million and $6.5 million, respectively, or 26% and 29%, respectively, of revenue for the three and nine months ended September 30, 2012. The increase in SG&A expenses for the three month period was related to an increase in related personnel costs offset by reduced professional fees.  The decrease in SG&A expenses for the nine month period was due primarily to a decrease in stock compensation and consulting and offset by an increase in personnel costs.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain on sale of assets. For the three and nine months ended September 30, 2013, interest expense was approximately $11 thousand and $32 thousand, respectively, as compared to approximately $10 thousand and $18 thousand, respectively, offset by the capitalization of interest of $13 thousand for the nine months ended September 30, 2012.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income for the three and nine months ended September 30, 2013 was approximately $9 thousand and $33 thousand, respectively, of interest income and $12 thousand from other income as compared to approximately $13 thousand and $32 thousand, respectively, of interest income for the three and nine months ended September 30, 2012.

Liquidity and Capital Resources

We had approximately $13.1 million of cash, cash equivalents, and investments at September 30, 2013 as compared to approximately $13.4 million at December 31, 2012.  Of the $13.1 million in cash, approximately $8.3 million was invested in certificates of deposits (“CDs”) and corporate bonds.

Cash flow provided by operating activities during the nine months ended September 30, 2013 was approximately $0.1 million, attributable to our net non-cash expenses of $5.8 million offset by our net loss of approximately $5.4 million and change in operating assets and liabilities of $0.3 million. Cash flow provided by operating activities during the nine months ended September 30, 2012 was approximately $3.5 million, attributable to our net income of approximately $0.5 million, net non-cash expenses of $2.1 million and the change in operating assets and liabilities of $0.9 million.

During the nine months ended September 30, 2013 approximately $0.8 million was used to purchase equipment and was offset by net short-term investments proceeds of $0.8 million.  Presently we have committed approximately $1.0 million for capital expenditures for the balance of 2013.  Cash used in investing activities during the nine months ended September 30, 2012 was approximately $3.4 million of which $2.3 million purchased investments in CDs and corporate bonds and approximately $1.1 million purchased equipment primarily for upgrading our production line.

Cash provided by financing activities during the nine months ended September 30, 2013 was approximately $0.3 million of which approximately $0.34 million proceeds from the exercise of stock options was offset by $0.04 million used to purchase treasury stock.  Cash used by financing activities during the nine months ended September 30, 2012 was approximately $0.1 million of which approximately $0.4 million was used to purchase treasury stock offset by proceeds from the exercise of stock options of $0.3 million.

Credit Facility

At September 30, 2013, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2014 for a one year term unless written notice is provided.  We did not draw on our credit facility during the nine months ended September 30, 2013 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of September 30, 2013.

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

Interest rate risk

We hold our cash in cash and cash equivalents, certificates of deposits, and corporate bonds.   We do not hold derivative financial instruments or equity securities.   At September 30, 2013, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and nine months ended September 30, 2013.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no material changes from the risk factors during the nine months ended September 30, 2013.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2013 was a follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2013	—	—	150,000	$2,036,478
August 1 through August 31, 2013	—	—	150,000	$2,036,478
September 1 through September 30, 2013	12,066	$2.99	162,066	$2,000,475

On August 24, 2011, our Board of Directors approved a stock repurchase plan authorizing a repurchase up to $2.5 million of its common stock.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2013.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer