Form 10-K
period 2013-12-31
EMAGIN CORP
filed 2014-03-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐   (Do not check if a smaller reporting company)
  Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐    No ☑

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter,  the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE MKT of $3.56 was approximately $58.5 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of January 31, 2014 was 23,928,619.

DOCUMENTS INCORPORATED BY REFERENCE – Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Index

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

Our Market Opportunities

The markets we target broadly fall into the categories of military, industrial/medical, and consumer though many products serve multiple markets (“dual use”). Within each of these market sectors, we believe that our OLED microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. Many of these products employ head-wearable displays that incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as head-mounted displays (HMDs) or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest is due to accelerating the timetable to adapt such systems to military applications such as night vision and fire and rescue applications.  Microdisplays are also widely used in camera viewfinders and some OLED microdisplays are being introduced in this market.

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

Situational Awareness. Situational awareness products include head-mounted displays that are used to display such things as digital maps or sensor imagery.  Handheld imagers also provide improved situational awareness for surveillance and training. In certain situations these products are combined with a weapon system in order to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have been incorporated into both U.S. and foreign military situational awareness programs.

Night Vision/Thermal Imaging. Night vision goggles allow the user to see in low light conditions. Most versions include two different technologies: infrared/thermal and image intensification. Third and fourth generation military devices usually use some combination of the two modes. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat-related problems. Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.  Our OLED microdisplays are typically targeted to uncooled systems, as opposed to systems that require external cooling in order to increase their sensitivity.  Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been the driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly in these small handheld non-cooled systems. Fielded products incorporating eMagin OLED microdisplays include Northrop Grumman’s Lightweight Laser Designator Rangefinders (LLDR), Thales SOPHIE™ handheld thermal imagers, and Thales MINIE™, LUCIE™, and MONIE™ night vision goggles.

Index

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

We are exploring opportunities in the digital cinema Electronic View Finder (“EVF”) market. These are similar to those found in consumer video cameras but are of significantly higher performance in the area of resolution and overall image quality.

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

As our OLED displays are manufactured in increasingly higher volumes at reduced costs, we believe that our OLED microdisplay products will be increasingly well positioned to compete with and displace liquid crystal displays in the rapidly growing consumer market as demand for higher-resolution and better image quality evolves to meet the wish for more sophisticated Personal Viewers. Examples of potential applications for mobile Personal Viewers include handheld personal computers and mobile devices, like smartphones, whose small, direct view screens are often limitations, but which are now capable of running software applications that would benefit from a larger display accessory and  entertainment and gaming video headset systems, which permit individuals to privately view television, including HDTV, video CDs, DVDs and video games on virtual large screens or stereovision.

Our Products

Our first commercial microdisplay was the SVGA+ OLED microdisplay, which was introduced in 2001.  In 2008, we introduced engineering samples of our SXGA OLED microdisplays and began selling significant quantities of the SXGA product in 2010. In the fourth quarter of 2011, we began selling pre-production samples of the WUXGA OLED microdisplays. eMagin OLED display products are being applied or considered for near-eye and headset applications in products to be manufactured by OEM customers for a wide variety of military, medical, industrial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs and offer design of customized displays with resolutions or features to meet special customer requirements.

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

Index

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

Z800 3DVisor™   Our Z800 3DVisors™ give users the ability to work with their hands while simultaneously viewing information or video on the display. The Z800 3DVisor enables more versatile portable computing, using a 0.59-inch diagonal microdisplay (SVGA-3D capable of delivering an image that appears comparable to that of a 19-inch monitor at 22 to 24 inches from the eye, or a 105 inch movie screen at 12 foot distance.) Our systems are currently being used for personal entertainment, electronic gaming, and military training and simulation, among other applications.  As of late 2013, we expect no additional Z800s will be produced for the foreseeable future.

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

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the United States Government.  The revenue that we recognize from these contracts represents reimbursement by various government entities.  In 2007, we were awarded a contract for the development of power efficient microdisplays for the United States Army Night Vision and Electronic Sensors Directorate (“NVESD”).  In 2008, this agreement was renewed through 2010; it was renewed again though 2011.  In 2010, we were awarded a Cooperative Research and Development Agreement by NVESD for the Development, Evaluation and Characterization of Active Matrix Organic Light Emitting Diode (AMOLED) for use in HMDs.

In 2007, we were awarded a contract for the development of an ultra-high resolution display for United States Army Telemedicine and Advanced Technology Research Center (“TATRC”).  In 2008 and 2009, this agreement was renewed through the first quarter of 2012.  In February 2012, we were awarded a Small Business Innovation Research contract by the United States Special Operations Command to optimize our WUXGA (1920x1200) microdisplay for mass production for dual use applications.

The U.S. Navy awarded eMagin a contract in 2011 for research and development of microdisplays using Silicon on Insulator technology.  In 2012, we were awarded a follow-on contract for development of a high-brightness, high resolution microdisplay to be used for head-mounted avionics applications.  Work on this contract continued throughout 2013 and is scheduled to be complete in 2014.

Index

Our government contracts require us to conduct the research effort described in the statement of work section of the contract.  These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.  Approximately 3% of 2013 revenue was related to research contracts funded by the U.S. Government as compared to 13% in 2012.

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

•
Build and maintain strong design capabilities. We employ in-house design capabilities supplemented by outsourced design services. Building and maintaining this capability will allow us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. In addition, we intend to maintain a product design staff capable of rapidly developing prototype products for our customers and strategic partners. Contracting third party design support to meet demand and for specialized design skills may also remain a part of our overall long term strategy.  Given these capabilities we continue to look for opportunities to add value to our displays to increase revenue.

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

Index

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

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. The following table estimates net product revenues in the market sectors.

	For the Years Ended
	December 31,
Market	2013	2012
Commercial	14%	16%
Military	68%	61%
Commercial and Military	18%	23%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	For the Years Ended
	December 31,
Geographic Location	2013	2012
United States	62%	67%
International	38%	33%

In 2013, we had 10 customers that accounted for approximately 59% of our total revenue as compared to 10 customers that accounted for approximately 53% of our total revenue in 2012.  In 2013, we had 2 customers that accounted for more than 10% of our total revenue and in 2012, we had 1 customer that accounted for more than 10% of our total revenue.

Backlog

As of January 31, 2014, we had a backlog of approximately $13.4 million for purchases through December 2014.  This backlog primarily consists of non-binding purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development.  The majority of our backlog consists of non-binding purchase orders or purchase agreements for delivery over the next six months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties.  We believe that the backlog metric is of limited utility in predicting future sales because many of our OEM customers operate on a ship-to-order basis. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. Although, we currently have the equipment needed for profitable production in place, we purchased $1.9 million and $2.5 million in 2013 and 2012, respectively, of additional equipment mainly related to manufacturing and we plan to add $3.6 million of equipment in 2014 to increase capacity and yield and to meet expected demand for our microdisplays.

Index

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

There are a few manufacturers of high resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products.  They are Yunnan North OLEiD Opto-Electronic Technology Co., Ltd., in China (also known as Olightek), and MicroOLED, in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher-level systems such as digital cameras and HMDs.  In the near-term we do not expect these companies to significantly affect our U.S. military business, however we anticipate some affect from this competition on our international and commercial business.

Sony has developed and released a 3D consumer HMD that utilizes their OLED microdisplays and was specifically designed for the consumer with their typical electrical interfaces. We do not expect the introduction of this product to significantly affect sales of our Z800 in our historical markets. The Z800 has an established OEM base and has more flexible interfaces for ease of integration into the training and simulation market (largest market segment), where the Sony HMD was specifically designed for the consumer. However, even though the Z800 represents a very small part of our business, we have experienced a decline in Z800 sales. We have stopped production on the Z800 until it is updated from analog to digital with increased resolution.

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

Index

Employees

As of January 31, 2014, we had a total of 110 employees, of which 107 were full time .  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We also post on our website the charters of our Audit, Compensation, Governance and Nominating committees, our Code of Ethics and any amendments of or waiver to such code of ethics, and other corporate governance materials recommended by the SEC as they occur, as well as earnings press releases and other business-related press releases.

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

Our accumulated deficit is approximately $202 million as of December 31, 2013.   We can give no assurances that we will be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

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

Index

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

We are dependent on a mostly non-redundant single manufacturing facility.

We currently have little equipment redundancy in our manufacturing facility. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers in a timely manner. For this reason, some OEMs may also be reluctant to commit a broad line of products to our microdisplays without a second production facility in place. However, we try to maintain product inventory to fill the requirements under such circumstances. Interruptions in our manufacturing could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. No assurance can be given that we will not lose potential sales or be unable to meet production orders due to production interruptions in our manufacturing line.

We rely on key sole source and limited source suppliers.

We depend on a number of sole source or limited source suppliers for certain raw materials, components, and services. These include circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support.  We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to eMagin due to performance, quality, support, delivery, capacity, or price considerations (or a combination thereof). Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could materially and adversely affect our operating results. We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we provide the design layouts to a sole semiconductor contract manufacturer who manufactures the integrated circuits on silicon wafers. Our inability to obtain sufficient quantities of components and other materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.  Generally, we do not have long term contracts or written agreements with our source suppliers, but instead operate on the basis of short term purchase orders.

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

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;
•	contamination of the manufacturing environment or equipment;
•	equipment failure, power outages, or variations in the manufacturing process;

Index

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;
•	defects in packaging either within or without our control;
•	any transitions or changes in our production process, planned or unplanned; and
•	certain customer requirements outside of our normal specifications.

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

We do business in intensely competitive markets that are characterized by rapid technological change, changes in market requirements and competition from both other suppliers and our potential OEM customers. Such markets are typically characterized by price erosion. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. We expect these factors to include the following:

•	our success in designing, manufacturing and delivering expected new products, including those implementing new technologies on a timely basis;

Index

•	our ability to address the needs of our customers and the quality of our customer services;
•	the quality, performance, reliability, features, ease of use and pricing of our products;
•	successful expansion of our manufacturing capabilities;
•	our efficiency of production, and ability to manufacture and ship products on time;
•	the rate at which original equipment manufacturing customers incorporate our product solutions into their own products;
•	the market acceptance of our customers' products; and
•	product or technology introductions by our competitors.

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

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of attracting and retaining new personnel may have a materially adverse effect on our business and our operating results.

Index

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

Index

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

Our business currently depends largely on our ability to manufacture and sell displays.

Any interruption in our manufacturing processes or demand for our displays will negatively impact our business, including operations and financial condition.

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

Index

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 2014, we have outstanding common shares of 23,928,619 plus (i) options to purchase 4,721,941 shares, (ii) warrants to purchase 1,000,000 shares and (iii) convertible preferred stock to purchase 7,545,333 shares of common stock. If a significant number of our outstanding options and/or warrants are exercised, you may experience a substantial dilution in your percentage ownership of eMagin.

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

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $2.51 on December 9, 2013 to a high of $4.05 on March 13, 2013. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in our operating results and financial conditions;
•	actual or anticipated announcements of technical innovations, new product developments, or design wins by us or our competitors;
•	general conditions in the semiconductor and flat panel display industries; and
•	worldwide economic and financial conditions.

Index

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

As of January 31, 2014, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 18% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, currently owned approximately 13.5% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 5.5% of our outstanding voting stock.  Together such shareholders owned approximately 37% of our outstanding voting stock.  As a result, these shareholders, if they act together, may be able to exert a significant degree of influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Further, if these shareholders act together with another shareholder, Ginola Limited, which has common directors with Mount Union Corp., Chelsea Trust Company and Crestflower Corporation, as of January 31, 2014, they would collectively have represented approximately 46% of our outstanding voting stock.  This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.   Nevertheless, the ability to influence the election of the Board of Directors or otherwise have influence does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Bellevue, Washington.  Our Washington location includes administrative, finance, and sales and marketing functions and consists of leased space of approximately 6,300 square feet.  The lease expires in 2014.  Our manufacturing facility is located in Hopewell Junction, New York, where we lease approximately 37,000 square feet from IBM.  The New York facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. The lease expires in 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires in 2014.

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

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded stating that the license was no longer in force and that the request for royalties was untimely.  On January 13, 2014, GOT filed a complaint against the Company in the New York State Supreme Court sitting in Dutchess County, NY seeking damages for unpaid annual minimum royalties, unpaid royalties on net sales of certain licensed products, unpaid interest, and damages for breach of confidentiality provisions, in each case allegedly arising under the Company’s license agreement.  GOT also seeks a declaratory judgment seeking specific performance of the parties obligations under the license agreement in accordance with the terms and conditions thereof, a full accounting of net sales thereunder and recoupment of reasonable costs and attorneys’ fees.  Following the filing of the complaint, GOT and the Company engaged in discussions which remain ongoing in attempts to amicably resolve the dispute between the parties without the costs associated with a lengthy litigation.  The Company believes that progress towards a mutually agreeable resolution is being made; however, no definitive agreement has been entered into between GOT and the Company as of the date of this filing.  While the outcome of such discussions is uncertain and cannot be predicted with any certainty, the Company has recorded an expense of $0.5 million in the fourth quarter of 2013 as a reasonable good faith estimate.

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

			Cash
			Dividends
2013:	High	Low	Paid
First quarter	$4.10	$3.10
Second quarter	$4.00	$3.00
Third quarter	$3.77	$2.76
Fourth quarter	$3.07	$2.50	$—

2012:
First quarter	$4.74	$2.93
Second quarter	$3.34	$2.70
Third quarter	$4.98	$2.80
Fourth quarter	$4.84	$3.06	$0.10

As of January 31, 2014, there were 298 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There was no declared dividend in 2013.  On December 10, 2012, our Board of Directors declared a special dividend of $0.10 per share to all common shares and preferred shares (on an as-converted basis) outstanding.  The dividend in the aggregate amount of approximately $3.1 million was paid in cash on December 26, 2012 to all shareholders of record on December 20, 2012.  Future decisions to pay cash dividends are at the discretion of our Board of Directors.  It is our intention to retain future profits for use in the development and expansion of our business and for general corporate purposes.

Recent Issuances of Unregistered Stock

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three month period ended December 31, 2013.

Index

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2013:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders - 2013 Incentive Stock Plan	59,565	$3.10	1,440,435
Equity compensation plans approved by security holders - 2011 Incentive Stock Plan	1,152,908	$3.73	232,350
Equity compensation plans not approved by security holders - 2008 Incentive Stock Plan	639,863	$3.18	23,378
Equity compensation plans approved by security holders - Amended and Restated 2003 Employee Stock Option Plan	2,744,850	$4.03	-
	4,597,186		1,696,163

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

We have devoted significant resources to the development and commercial launch of our OLED microdisplay products into military, industrial and medical applications world-wide. First sales of our SVGA+ microdisplay began in May 2001 and we launched the SVGA-3D microdisplay in February 2002. In 2008 the SXGA microdisplay became our first digital display, and in 2011 we introduced the VGA OLED-XL, our lowest powered microdisplay, and the WUXGA OLED-XL which exceeds 1080p HD resolution.  As of January 31, 2014 and 2013, we had a backlog of approximately $13.4 million in products ordered for delivery through December 31, 2014 and 2013, respectively.   This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, entertainment headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers. We have also continued to ship our Z800 3DVisor personal display systems.

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

In 2010, we announced the award from ITT Night Vision for design and development of a display/optical assembly for the U.S. Army Enhanced Night Vision Goggle.  We began deliveries to ITT Exelis under this program in 2012.  In 2011, we opened additional avenues of growth by securing R&D contracts with ITT, the Department of Energy, the U.S. Navy and others while completing contracts with TATRC and other government agencies.  We continued display shipments under the FELIN soldier program, Javelin program, U.S. Army thermal weapon sight remote viewer program, the Viper II thermal sight program and others.

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

Index

In 2013, we began working with an important new customer with significant volume purchases of our displays for a U.S. military program.  We continued our development of higher brightness displays.  In June, we announced the world’s brightest color OLED microdisplay.  We continue work with the U.S. Navy to develop an even higher brightness 2k by 2k display for use in avionics and daylight headsets.  We strengthened our manufacturing capability with the addition of several new pieces of manufacturing equipment, better optimized our new OLED deposition and added a vice president of manufacturing position.

On March 5, 2014, the Company received a notification to stop shipments to a customer pending review of a possible wire bonding problem in a microdisplay.  Similar notices from two other customers have been received by the Company.  These customers, who supply systems to government programs that include the Company’s displays, have indicated that they will not accept the Company’s displays until the issue has been resolved.  Hence, this issue will result in a delay of shipments to these customers, which will impact the revenue for the quarter ended March 31, 2014.  The Company believes that upon completion of its review and with concurrence of the applicable customers, anticipated shipments of the Company’s products to such customers will resume shortly.  However, because we cannot predict the extent of the delay at this time, and because the Company will make use of excess capacity resulting from the delay in shipments to continue to manufacture and ship products to other customers, we cannot estimate the impact on revenue for the quarter ended March 31, 2014.

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

Index

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  In addition, the long-term investments are stated at cost which approximates fair value.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2013, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2013, the plan had not been implemented.

The Amended and Restated 2003 Employee Stock Option Plan (the “2003 Plan”) provided for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2003 Plan terminated July 2, 2013.  No additional options can be granted from the 2003 Plan though options granted before the plan terminated may be exercised until the grant expires.   In 2013 prior to the termination of the 2003 Plan, there were 385,937 options granted from the 2003 Plan.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2008 Plan has an aggregate of 2 million shares.  In 2013, there were no options granted from this plan.

The 2011 Incentive Stock Plan adopted and approved by the shareholders on November 3, 2011 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   On June 7, 2012, at our Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan (“the 2011 Plan”).  The 2011 Plan has an aggregate of 1.4 million shares.  In 2013, there were no options granted from this plan.

The 2013 Incentive Stock Plan (“the 2013 Plan”) adopted and approved by the shareholders on May 17, 2013 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2013 Plan has an aggregate of 1.5 million shares.  In 2013, there were 59,565 options granted from this plan.

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

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  From inception through 2009, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income to utilize them.  In 2010, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our cumulative taxable income over the past three years and expected profitability in 2011 through 2013 that certain of our deferred tax assets were more likely than not realizable through future earnings. Accordingly, we reduced our valuation allowance by $9.1 million and recorded a corresponding tax benefit of $9.1 million.  At December 31, 2011, we determined based on the weight of the available evidence, both positive and negative, it was more likely than not that $8.2 million of its deferred tax asset will be realized and no additional valuation allowance was released.

Index

In 2012, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our continued profitability and our forecasted earnings in 2013 through 2017 that certain of our deferred tax assets were more likely than not realizable through future earnings. Accordingly, we increased our deferred tax asset to $8.8 million by recording a $0.7 million reduction of our deferred tax asset valuation allowance and recorded a corresponding tax benefit of $0.7 million.  In 2013, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the our recent operating loss in 2013 and a projected cumulative loss through 2014, it was more likely than not that any of our deferred tax assets will be realized therefore, we recorded a full valuation allowance.  We recorded income tax expense of $8.9 million at December 31, 2013.

Our effective income tax rate was an expense of 171% and a benefit of 37% in 2013 and 2012, respectively. The year over year change in our effective tax rate was primarily due to the recognition of a full valuation allowance on our deferred tax asset in 2013.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

Consolidated Statements of Operations Data:
	As a Percentage of Total Revenue
	Years Ended December 31,
	2013		2012

Revenue	100%		100%
Cost of goods sold	70		51
Gross profit	30		49
Operating expenses:
Research and development	18		16
Selling, general and administrative	31		28
Total operating expenses	49		44
(Loss) income from operations	(19)		5
Other income (expense), net	—		—
(Loss) income before income taxes	(19)		5
Income tax expense (benefit)	32		(2)
Net (loss) income	(51	) %	7%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues decreased approximately $2.6 million to a total of approximately $28.0 million for the year ended December 31, 2013 from approximately $30.6 million for the year ended December 31, 2012, an 8% decrease. In 2013, there was a 1% increase in display or product revenue as a result of a 1.5% decrease in the number of displays sold however it was offset by a 4% increase in the average selling price which was a result of changes in product and customer mix as compared to 2012.  In 2013, contract revenue decreased $2.8 million or 62% from 2012.  This decrease accounts for more than the total revenue decrease in 2013.  We believe this decrease is the result of a reduction in funding of research and development contracts primarily by the U.S. government.

Cost of Goods Sold

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance on contracts.

Index

Cost of goods sold for the year ended December 31, 2013 was approximately $19.6 million as compared to approximately $15.6 million for the year ended December 31, 2012, an increase of approximately $3.9 million.  Cost of goods sold as a percentage of revenues was 70% for the year ended December 31, 2013 up from 51% for the year ended December 31, 2012 which is a result of increased labor and material costs, as 2% more good displays were produced in 2013 as compared to 2012.  Depreciation increased $0.5 million due to the installation of new equipment.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year ended
	December 31,
	2013	2012

Product revenue gross profit	$7,742	$12,586
Product revenue gross margin	29%	48%
Contract revenue gross profit	$684	$2,359
Contract revenue gross margin	41%	53%
Total gross profit	$8,426	$14,945
Total gross margin	30%	49%

In 2013, total gross profit decreased approximately $6.5 million or 44% as product revenue gross profit decreased approximately $4.8 million and contract revenue gross profit decreased $1.7 million as compared to 2012. Gross margin was 30% for the year ended December 31, 2013 down from 49% for the year ended December 31, 2012. Product gross margin decreased from 48% in 2012 to 29% in 2013 due to changes in our product and customer mix and an increase in cost of goods sold due to increased production costs. The gross margin for Q4 2013 was lower totaling just 1% due to higher production costs including labor and depreciation as well as lower yields.  Contract gross margin decreased from 53% in 2012 to 41% in 2013.  Contract gross margin is dependent upon the mix of internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2013 were approximately $5.0 million as compared to approximately $4.7 million for the year ended December 31, 2012, an increase of approximately $0.3 million.  The increase was primarily related to increases in personnel costs and related expenses to support research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel costs, professional services fees, as well as other marketing, general corporate and administrative expenses.  Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 were approximately $8.6 million, respectively.   For the year ended December 31, 2013 as compared to 2012, there was a  decrease in non-cash compensation and professional fees offset by an increase in personnel costs and included a $0.5 million accrued expense for estimated legal expenses related to the GOT litigation.

Other Income (Expense)

Other income (expense), net consists primarily of interest income earned on investments and interest expense.  For the year ended December 31, 2013, interest expense decreased approximately $2 thousand as compared to 2012 due to lower fees related to our line of credit offset by the capitalization of interest.   We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income for the year ended December 31, 2013 increased $11 thousand as compared to 2012 primarily due to a gain recorded on the sale of a fixed asset.

Income Tax Expense (Benefit)

For the year ended December 31, 2013, income tax expense was approximately $8.9 million as compared to an income tax benefit of approximately $0.6 million for the year ended December 31, 2012.  In 2013, as a result of our recent history of operating losses, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the deferred tax assets and as a result, we recorded a full valuation allowance.

Index

Net (Loss) Income

Net loss was approximately $14.1 million for the year ended December 31, 2013 as compared to net income of $2.3 million for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $11.0 million of cash, cash equivalents, and investments as compared to $13.4 million at December 31, 2012.  As of December 31, 2013, we had approximately $4.0 million of cash and cash equivalents as compared to $4.4 million as of December 31, 2012, a decrease of $0.4 million.  The decrease in cash was primarily due to cash used in operations of approximately $0.8 million offset by cash provided by financing activities of approximately $0.4 million.

For the year ended December 31, 2013, operating activities used $0.8 million in cash, which was attributable to our net loss of approximately $14.1 million offset by approximately $11.8 million from the net non-cash expenses and the change in operating assets and liabilities of $1.5 million.  For the year ended December 31, 2012, operating activities provided $4.8 million in cash, which was attributable to our net income of approximately $2.3 million, approximately $2.1 million from the net non-cash expenses and the change in operating assets and liabilities of $0.4 million.

For the year ended December 31, 2013, investing activities provided approximately $0.1 million in cash of which approximately $2.0 million was from net investments maturing and approximately $1.9 million purchased equipment primarily for upgrading our production line.  For the year ended December 31, 2012, investing activities used approximately $4.8 million in cash of which approximately $2.5 million purchased investments and approximately $2.3 million purchased equipment primarily for upgrading our production line.

For the year ended December 31, 2013, financing activities provided approximately $0.4 million in cash from the exercise of stock options. For the year ended December 31, 2012, financing activities used approximately $3.2 million in cash of which approximately $3.1 million was used for dividend payments and approximately $0.4 million was for the purchase of treasury stock offset by proceeds from the exercise of stock options of approximately $0.3 million.

Credit Facility

At December 31, 2013, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2014 for a one year term unless written notice to terminate the credit facility is provided by either party.  We did not draw on our credit facility in 2013 or at any time since its inception in September 2010.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of December 31, 2013.

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

Index

Dividends and Stock Repurchase Plan

In the year ended December 31, 2013, no dividends were declared or paid.  In December 2012, our Board of Directors declared a special dividend of $0.10 per share to all common shares and preferred shares (on an as-converted basis) outstanding.  The dividend in the aggregate amount of approximately $3.1 million was paid in cash on December 26, 2012 to all shareholders of record on December 20, 2012.  This was a one-time special dividend.  It is our intention to retain future profits for use in the development and expansion of our business and for general corporate purposes. Future decision to pay cash dividends are at the discretion of our Board of Directors.

In August 2011, eMagin’s Board of Directors approved a stock repurchase plan authorizing us to repurchase common stock not to exceed $2.5 million in total value.  In 2013, we repurchased 12,066 shares totaling $36,021 in value.  As of December 31, 2013, approximately $2.0 million remained under the stock repurchase plan.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$529	$529	$—	$—
Line of credit	9	9	—	—
Equipment purchase obligations	1,200	1,200	—	—
Purchase obligations (a)	2,565	2,565	—	—
Total	$4,303	$4,303	$—	$—

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At December 31, 2013, we have not withdrawn any funds under our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended December 31, 2013.

Foreign currency exchange rate risk

We do not have any material foreign currency exchange rate risk.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
eMagin Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of eMagin Corporation and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Seattle, Washington
March 13,2014

Index

eMAGIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,032	$4,385
Investments	6,250	8,520
Accounts receivable, net	4,319	5,154
Inventories, net	3,434	3,223
Prepaid expenses and other current assets	745	653
Total current assets	18,780	21,935
Long-term investments	750	500
Equipment, furniture and leasehold improvements, net	9,119	8,099
Other assets	27	124
Deferred tax asset	—	8,881
Total assets	$28,676	$39,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,470	$1,002
Accrued compensation	1,155	1,188
Other accrued expenses	1,436	1,313
Advance payments	155	72
Deferred revenue	66	60
Other current liabilities	395	277
Total current liabilities	4,677	3,912

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,928,619 shares as of December 31, 2013 and 23,674,541 as of December 31, 2012	24	24
Additional paid-in capital	226,051	223,575
Accumulated deficit	(201,576)	(187,509)
Treasury stock, 162,066 shares as of December 31, 2013 and 150,000 shares as of December 31, 2012	(500)	(463)
Total shareholders’ equity	23,999	35,627
Total liabilities and shareholders’ equity	$28,676	$39,539

See notes to Consolidated Financial Statements.

Index

 eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2013	2012
Revenue:

Product	$26,315	$26,112
Contract	1,675	4,448
Total revenue, net	27,990	30,560

Cost of goods sold:

Product	18,573	13,526
Contract	991	2,089
Total cost of goods sold	19,564	15,615

Gross profit	8,426	14,945

Operating expenses:

Research and development	5,023	4,738
Selling, general and administrative	8,605	8,584
Total operating expenses	13,628	13,322

(Loss) income from operations	(5,202)	1,623

Other income (expense):
Interest expense, net	(31)	(29)
Other income, net	50	43
Total other income (expense), net	19	14
(Loss) income before income tax	(5,183)	1,637
Income tax expense (benefit)	8,884	(615)
Net (loss) income	$(14,067)	$2,252
Less net income allocated to participating securities	—	755
Net (loss) income allocated to common shares	$(14,067)	$1,497

(Loss) income per share, basic	$(0.60)	$0.06
(Loss) income per share, diluted	$(0.60)	$0.06

Weighted average number of shares outstanding:

Basic	23,639,554	23,486,463
Diluted	23,639,554	25,382,125

Cash dividends declared per common share	$—	$0.10

See notes to Consolidated Financial Statements.

Index

 eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2011	5,659	$—	23,513,978	$24	(25,000)	$(95)	$220,838	$(186,656)	$34,111
Exercise of common stock options	—	—	160,563	—	—	—	255	—	255
Stock based compensation	—	—	—	—	—	—	2,482	—	2,482
Purchase of treasury stock	—	—	—	—	(125,000)	(368)	—	—	(368)
Cash dividend	—	—	—	—	—	—	—	(3,105)	(3,105)
Net income	—	—	—	—	—	—	—	2,252	2,252
Balance, December 31, 2012	5,659	$—	23,674,541	$24	(150,000)	$(463)	$223,575	$(187,509)	$35,627
Exercise of common stock options	—	—	254,078	—	—	—	394	—	394
Stock based compensation	—	—	—	—	—	—	2,082	—	2,082
Purchase of treasury stock	—	—	—	—	(12,066)	(37)	—	—	(37)
Net loss	—	—	—	—	—	—	—	(14,067)	(14,067)
Balance, December 31, 2013	5,659	$—	23,928,619	$24	(162,066)	$(500)	$226,051	$(201,576)	$23,999

See notes to Consolidated Financial Statements.

Index

eMAGIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(14,067)	$2,252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	905	368
Reduction in provision for doubtful accounts	(86)	(36)
Amortization of bond premium	20	36
Inventory reserve	24	65
Stock-based compensation	2,082	2,482
Gain on sale of asset	(9)	—
Deferred income taxes	8,881	(716)
Changes in operating assets and liabilities:
Accounts receivable	922	458
Inventories, net	(235)	(528)
Prepaid expenses and other current assets	—	355
Advance payments	83	(105)
Deferred revenue	6	(78)
Accounts payable, accrued compensation and accrued expenses	558	296
Other current liabilities	118	(22)
Net cash (used in) provided by operating activities	(798)	4,827
Cash flows from investing activities:
Purchase of equipment	(1,927)	(2,483)
Proceeds from sale of asset	15	—
Maturities of investments	14,000	7,995
Purchase of investments	(12,000)	(10,307)
Net cash provided by (used in) investing activities	88	(4,795)
Cash flows from financing activities:
Proceeds from exercise of stock options	394	255
Purchase of treasury stock	(37)	(368)
Cash dividends paid	—	(3,105)
Net cash provided by (used in) financing activities	357	(3,218)
Net decrease in cash and cash equivalents	(353)	(3,186)
Cash and cash equivalents, beginning of period	4,385	7,571
Cash and cash equivalents, end of period	$4,032	$4,385

Cash paid for interest, net of amount capitalized of $11 thousand and $13 thousand in 2013 and 2012, respectively	$1	$1

Cash paid for taxes	$101	$—

See notes to Consolidated Financial Statements.

Index

eMAGIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature Of Business

eMagin Corporation and its wholly owned subsidiary (the “Company”) designs, manufactures and supplies OLED-on-silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Note 2:   Significant Accounting Policies

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

Index

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2013 and 2012 (in thousands):

	For the Years Ended
	December 31,
	2013	2012
Beginning balance	$276	$281
Warranty accruals	425	331
Warranty usage	(307)	(336)
Ending balance	$394	$276

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

The held-to-maturity investments consist of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Certificates of deposit	$6,250	$—	$—	$6,250

Long-term investments:

Certificates of deposit	$750	$—	$—	$750

	December 31, 2012
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Aggregate Fair Value
Current investments:

Corporate debt securities	$1,520	$—	$—	$1,520
Certificates of deposit	7,000	—	—	7,000
Total current investments	$8,520	$—	$—	$8,520

Long-term investments:

Certificates of deposits	$500	$—	$—	$500

As of December 31, 2013, the current investments mature within one year and the long-term investments within 18 months.

Index

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

Intangible assets

The Company’s intangible assets consist of patents that are amortized over their estimated useful lives of fifteen years using the straight line method.  Total intangible amortization expense was approximately $4 thousand for each of the years ended December 31, 2013 and 2012, respectively.  The accumulated amortization as of December 31, 2013 was $37 thousand.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.  Advertising expense was $0 for the years ended December 31, 2013 and 2012, respectively.

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

Index

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Income (loss) per common share

Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted income per share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

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

For the year ended December 31, 2012, the Company used the two class method to calculate diluted earnings per share. For the year ended December 31, 2013, the Company reported a loss and as a result, basic and diluted loss per common share are the same.

The following table summarizes the net income (loss) allocated to common shares and the basic and diluted shares used in the net (loss) income per share computations (in thousands, except share data):

	For the Years Ended
	December 31,
	2013	2012
Net (loss) income	$(14,067)	$2,252
Less dividends attributable to participating securities	—	755
Less income attributable to participating securities	—	—
Net (loss) income to common shares - basic and diluted	$(14,067)	$1,497

Weighted average shares outstanding for basic earnings per share	23,639,554	23,486,463
Dilutive effect of outstanding common stock options and warrants	—	1,895,662
Weighted average shares outstanding for diluted earnings per share	23,639,554	25,382,125

Options and warrants	5,597,186	2,884,434
Convertible preferred stock	7,545,333	—
Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	13,142,519	2,884,434

Comprehensive income

Companies are required to report as comprehensive income all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and other comprehensive income items, such as unrealized gains or losses on foreign currency translation adjustments. Comprehensive income must be reported on the face of the annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income, which were not already in net income for the years ended December 31, 2013 and 2012. Accordingly, the Company's comprehensive income is the same as its net income for the periods presented.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term and long-term investments.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  The Company has funds invested in a money market account which are not insured.  The Company has Certificates of Deposits (“CDs”) classified as short and long-term investments, which are federally insured. To date, the Company has not experienced any loss associated with this risk.

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

Note 3:  Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable	$4,464	$5,386
Less allowance for doubtful accounts	(145)	(232)
Net receivable	$4,319	$5,154

Note 4:  Inventories, net

The components of inventories were as follows (in thousands):

	December 31,
	2013	2012
Raw materials	$1,905	$1,745
Work in process	987	898
Finished goods	637	651
Total inventories	3,529	3,294
Less inventory reserve	(95)	(71)
Total inventories, net	$3,434	$3,223

Index

Note 5 – Prepaid Expenses And Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Vendor prepayments	$52	$54
Other prepaid expenses*	693	599
Total prepaid expenses and other current assets	$745	$653
*No individual amounts greater than 5% of current assets.

Note 6 – Equipment, Furniture And Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2013	2012
Computer hardware and software	$1,391	$1,151
Lab and factory equipment	10,760	10,090
Furniture, fixtures and office equipment	329	324
Assets under capital leases	66	66
Construction in progress	2,801	1,800
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	15,820	13,904
Less: accumulated depreciation	(6,701)	(5,805)
Equipment, furniture and leasehold improvements, net	$9,119	$8,099

Depreciation expense was $900 thousand and $364 thousand for the years ended December 31, 2013 and 2012, respectively.  Assets under capital leases are fully amortized.

Note 7– Debt

For the years ended December 31, 2013 and 2012, interest expense includes interest paid, capitalized or accrued of approximately $42 thousand, respectively, on outstanding debt.

Line of Credit

At December 31, 2013, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.

The terms of the line of credit are:  the minimum monthly interest payment is $1,000; the interest rate is Prime plus 4% but not less than 7.25%; and the early termination fee is $6,000. The renewal date of the line of credit is September 1, 2014.

In 2013 and 2012, the Company paid $30,000 in loan fees to Access which were charged to prepaid expense and amortized over the life of the agreement.  The Company’s obligations under the agreement are secured by its assets.   As of December 31, 2013, the Company had not borrowed on its line of credit.

Index

Note 8 - INCOME TAXES

Net (loss) income before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2013	2012
Domestic	$(5,183)	$1,637
Total	$(5,183)	$1,637

The federal and state income tax (benefit) provision is summarized as follows (in thousands):

	For the Years Ended
	December 31,
	2013		2012
Current:	$		$
Federal		1		74
State		2		27
Total current tax expense		3		101
Deferred:
Federal		8,803		(709)
State		78		(7)
Total deferred tax expense (benefit)		8,881		(716)
Total tax expense (benefit)		$8,884		$(615)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carryforwards	$36,284	$34,868
Research and development tax credit carryforwards	1,979	1,571
Stock based compensation	3,665	2,995
Other provision and expenses not currently deductible	755	659
Total deferred tax assets	42,683	40,093
Deferred tax liabilities:
Depreciation and amortization	(374)	(7)
Prepaid expenses	(191)	(162)
Total deferred liabilities	(565)	(169)
Less valuation allowance	(42,118)	(31,043)
Net deferred tax asset	$—	$8,881

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

Index

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

In 2011, the Company determined that it is more likely than not that $8.2 million of its deferred tax asset will be realized and no additional valuation allowance was released.  In 2012, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s continued profitability and projected cumulative taxable income through 2017 that certain of its deferred tax assets were more likely than not realizable through future earnings. The Company recorded a $0.7 million reduction of its deferred tax asset valuation allowance which increased its net deferred tax asset to $8.9 million and recorded a corresponding income tax benefit of $0.7 million.

In 2013, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s recent operating loss in 2013 and a projected cumulative loss through 2014, it was more likely than not that none of its deferred tax assets will be realized.  Therefore, it recorded a full valuation allowance and recorded income tax expense of $8.9 million.

As of December 31, 2013 and 2012, the Company had net deferred tax assets before its valuation allowance of approximately of $42.1and $39.9 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1.2 million at December 31, 2013.

During the year ended December 31, 2013, the Company did not utilize its prior years’ net operating loss carryforwards.   As of December 31, 2013, eMagin has federal and state net operating loss carryforwards of approximately $109.7 million and $2.4 million, respectively. The federal research and development tax credit carryforwards are approximately $2 million. The federal net operating losses and tax credit carryforwards will expire as follows:

	Net	Research and
	Operating	Development
	Losses	Tax Credits
	(in millions)
2019-2021	$18.9	$0.8
2022-2025	40.2	—
2026-2034	50.6	1.2
	$109.7	$2.0

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2013		2012
U.S. Federal income tax expense at federal statutory rate	34%			34%
Change in valuation allowance	(214)			(81)
Change in effective state tax rate	1		2
Credits	8		7
Other, net	—		1
Effective tax rate	(171	) %	(37	) %

Index

The Company did not have unrecognized tax benefits at December 31, 2013 and 2012.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, California, Florida, New York and Virginia.  Due to the Company's operating losses, all tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 9:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of December 31, 2013 and 2012, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $394 thousand and $255 thousand for the exercise of 254,078 and 160,563 stock options during the years ended December 31, 2013 and 2012, respectively.   No warrants were exercised during 2013 and 2012.

During the year ended December 31, 2013, the Company repurchased 12,066 shares at an average cost of $2.99 per share.  During the twelve months ended December 30, 2012, the Company repurchased 125,000 shares at an average cost of $2.95 per share.  At December 31, 2013, there was approximately $2.0 million remaining under the stock repurchase plan.

Note 10:  Stock Compensation

Employee stock purchase plan

In 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2013, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2013, the plan had not been implemented.

Incentive compensation plans

The Amended and Restated 2003 Employee Stock Option Plan (the “2003 Plan”) provided for grants of shares of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2003 Plan terminated July 2, 2013.  No additional options can be granted from the plan though options granted before the 2003 Plan terminated may be exercised until the grant expires.   In 2013 prior to the termination of the 2003 Plan, there were 385,937 options granted from the 2003 Plan.

The 2008 Incentive Stock Plan (the “2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2 million shares.  In 2013, there were no options issued from the 2008 Plan.

The 2011 Incentive Stock Plan (the “2011 Plan”) was approved by the Company’s shareholders on November 3, 2011.  The 2011 Plan provides for grants of common stock and options to purchase common stock to employees, officers, directors and consultants.  The Board of Directors reserved 1.4 million shares of common stock for issuance under the 2011 Plan. On June 7, 2012, at the Company’s Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan which eliminated the evergreen provision and prohibits the repricing or exchange of stock options without shareholder approval. In 2013, there were no options issued from the 2011 Plan.

The 2013 Incentive Stock Plan (the “2013 Plan”) adopted and approved by the shareholders on May 17, 2013 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2013 Plan has an aggregate of 1.5 million shares.  In 2013, there were 59,565 options granted from this plan.

Index

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2013 and 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,242,251	$3.93
Options granted	800,203	3.50
Options exercised	(160,563)	1.59
Options forfeited	(172,912)	6.54
Options cancelled or expired	(23,545)	6.94
Outstanding at December 31, 2012	4,685,434	$3.82
Options granted	445,502	3.45
Options exercised	(254,078)	1.55
Options forfeited	(129,766)	4.08
Options cancelled or expired	(149,906)	6.34
Outstanding at December 31, 2013	4,597,186	$3.82	4.53	$2,357,350
Vested or expected to vest at December 31, 2013 (1)	4,566,774	$3.82	4.54	$2,356,707
Exercisable at December 31, 2013	3,836,920	$3.54	4.71	$2,341,286
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2013, there were 1,696,163 shares available for grant under the 2013, 2011, and 2008 Plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2013 for the options that were in-the-money.  As of December 31, 2013 there were 1,597,720 options that were in-the-money.   The Company’s closing stock price was $2.83 as of December 31, 2013. The Company issues new shares of common stock upon exercise of stock options.  The intrinsic value of the 2013 options exercised was $0.5 million of which $0.2 million is an excess tax benefit.

Stock- based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the three and nine month periods ended December 31, 2013 and 2012 (in thousands):

	For the Years Ended
	December 31,
	2013	2012
Cost of revenue	$285	$282
Research and development	566	586
Selling, general and administrative	1,231	1,614
Total stock compensation expense	$2,082	$2,482

At December 31, 2013, total unrecognized compensation costs related to stock options was approximately $1.1 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.6 years.

Index

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Years Ended
	December 31 ,
	2013	2012
Dividend yield	0%	0%
Risk free interest rates	0.35 – 1.48%	0.31 - 0.87%
Expected volatility	63 to 74%	72 to 81%
Expected term (in years)	3.5 to 5.0	3.0 to 5.5

The weighted average fair value per share for options granted in 2013 and 2012 was $1.81 and $1.95, respectively.

There was no dividend declared and paid in 2013.  Though the Company paid a special one-time dividend in 2012, the Company does not expect to pay dividends in the near future therefore it used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Warrants

At December 31, 3013 and 2012, there were 1 million warrants to purchase shares of common stock outstanding and exercisable at an exercise price of $1.03 and expiration date of June 22, 2014.

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

In April 2011, the Company received a request for royalty payments from a representative of GOT. The Company responded by stating that the license was no longer in force and that the request for royalties was untimely.   On January 13, 2014, GOT filed a complaint against the Company in the New York State Supreme Court sitting in Dutchess County, NY seeking damages for unpaid annual minimum royalties, unpaid royalties on net sales of certain licensed products, unpaid interest, and damages for breach of confidentiality provisions, in each case allegedly arising under the Company’s license agreement.  GOT also seeks a declaratory judgment seeking specific performance of the parties obligations under the license agreement in accordance with the terms and conditions thereof, a full accounting of net sales thereunder and recoupment of reasonable costs and attorneys’ fees.  Following the filing of the complaint, GOT and the Company engaged in discussions which remain ongoing in attempts to amicably resolve the dispute between the parties without the costs associated with a lengthy litigation.  The Company believes that progress towards a mutually agreeable resolution is being made as of the date of this filing.  However, no definitive agreement has been entered into between GOT and the Company, and the outcome of the discussions is uncertain and cannot be predicted with any certainty.  Nevertheless, the Company believes that a reasonable estimate of the loss contingency related to this matter is approximately $0.5 million. Therefore the Company recorded a $0.5 million liability on the Company’s Consolidated Balance Sheets and a selling, general and administrative expense on the Company’s Consolidated Statements of Operations as of December 31, 2013.

Index

Operating Leases

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington, and Santa Clara, California.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2014 with the option of extending the lease for five years.   The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires December 31, 2014.

Rent expense was approximately $1.2 million for years ended December 31, 2013 and 2012, respectively.  The future minimum lease payments through 2014 are $0.5 million.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $1.2 million at December 31, 2013.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. For the years ended December 31, 2013 and 2012, the matched contributions to the 401(k) Plan were $0.1 million and $0, respectively.

Employment agreements

2013

On December 31, 2013 and effective as of January 1, 2014, the Company and Andrew G. Sculley, Jr. entered into an Amended and Restated Employment Agreement (the “Sculley Employment Agreement”), which amends and restates in its entirety the Executive Employment Agreement, dated as of June 1, 2011.  Pursuant to the Sculley Employment Agreement, Mr. Sculley will continue serving as the Company’s President and Chief Executive Officer.  The Sculley Employment Agreement will continue until June 30, 2016 unless it is terminated sooner pursuant to its terms. Under the Sculley Employment Agreement, Mr. Sculley will be paid an annual salary of $410,000.  Mr. Sculley may receive equity-related instruments on an annual basis in amounts and subject to vesting and other terms and conditions as the Board of Directors or Compensation Committee of the Board of Directors may determine. During the term of the Sculley Employment Agreement, the Company shall use its reasonable good faith efforts to cause Mr. Sculley to be elected to the Company’s Board of Directors.

Pursuant to the Sculley Employment Agreement, Mr. Sculley’s employment may be terminated by the Company with or without Cause (as defined in the Sculley Employment Agreement) and he may terminate his employment for Good Reason (as defined in the Sculley Employment Agreement), among other reasons.  If Mr. Sculley’s employment is terminated without Cause or if he terminates it for Good Reason, then Mr. Sculley shall, at the Company’s sole discretion, be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the Sculley Employment Agreement, which shall be paid monthly, or (ii) monthly salary payments for twelve (12) months, based on Mr. Sculley’s monthly rate of base salary at the date of such termination, which the Company may pay in a lump-sum in lieu of the aforementioned monthly payments. The payment of the severance is contingent upon Mr. Sculley executing a release agreement, such release becoming effective, and only so long as Mr. Sculley does not revoke or breach the provision of the release or the restrictive covenants set forth in Sections 4 and 5 of the Sculley Employment Agreement.  Mr. Sculley shall also be entitled to (i) payment for accrued and unused vacation; (ii) the immediate vesting of any non-vested equity-related instruments granted pursuant to Section 2.6 of the Sculley Employment Agreement; and (iii) any bonuses which have accrued prior to the date of Mr. Sculley’s termination.  If the Sculley Employment Agreement is terminated with Cause or if Mr. Sculley terminates it without Good Reason then Mr. Sculley shall cease to accrue salary, personal time off, benefits and other compensation on the date of such termination.

Index

On December 31, 2013 and effective as of January 1, 2014, the Company and Paul C. Campbell entered into an Amended and Restated Employment Agreement (the “Campbell Employment Agreement”), which amends and restates in its entirety the Executive Employment Agreement, dated as of May 8, 2012. Pursuant to the Campbell Employment Agreement, Mr. Campbell will continue serving as the Company’s Chief Financial Officer and Treasurer. The Campbell Employment Agreement will continue until December 31, 2015 unless it is terminated sooner pursuant to its terms. Under the Campbell Employment Agreement, Mr. Campbell will be paid an annual salary of $335,000.  Mr. Campbell may receive equity-related instruments on an annual basis in amounts and subject to vesting and other terms and conditions as the Board of Directors or Compensation Committee of the Board of Directors may determine.

Pursuant to the Campbell Employment Agreement, Mr. Campbell’s employment may be terminated by the Company with or without Cause (as defined in the Campbell Employment Agreement) and he may terminate his employment for Good Reason (as defined in the Campbell Employment Agreement), among other reasons.  If Mr. Campbell’s employment is terminated without Cause or if he terminates it for Good Reason, then Mr. Campbell shall, at the Company’s sole discretion, be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the Campbell Employment Agreement, which shall be paid monthly, or (ii) monthly salary payments for twelve (12) months, based on Mr. Campbell’s monthly rate of base salary at the date of such termination, which the Company may pay in a lump-sum in lieu of the aforementioned monthly payments. The payment of the severance is contingent upon Mr. Campbell executing a release agreement, such release becoming effective, and only so long as Mr. Campbell does not revoke or breach the provision of the release or the restrictive covenants set forth in Sections 4 and 5 of the Campbell Employment Agreement.  Mr. Campbell shall also be entitled to (i) payment for accrued and unused vacation; (ii) the immediate vesting of any non-vested equity-related instruments granted pursuant to Section 2.6 of the Campbell Employment Agreement; and (iii) any bonuses which have accrued prior to the date of Mr. Campbell’s termination.  If the Campbell Employment Agreement is terminated with Cause or if Mr. Campbell terminates it without Good Reason then Mr. Campbell shall cease to accrue salary, personal time off, benefits and other compensation on the date of such termination.

Pursuant to the Campbell Employment Agreement, Mr. Campbell agreed to relocate his personal domicile to New York State and to perform his services to the Company from the Company’s facilities in Hopewell Junction, New York.  Pursuant to the Campbell Employment Agreement, the Company shall pay for certain relocation related expenses up to a maximum of $10,000.

The Company and Gabriel G. Matus entered into an employment agreement, dated as of April 30, 2013 (the “Matus Employment Agreement”), pursuant to which Mr. Matus will serve as the Company’s Senior Vice President, General Counsel and Secretary.  Mr. Matus’ employment with the Company commenced on May 13, 2013 (the “Commencement Date”) and shall continue until May 13, 2015, unless terminated sooner pursuant to the Matus Employment Agreement.  Pursuant to the Matus Employment Agreement, Mr. Matus is paid a base salary of $234,000 per annum.  Promptly after the Commencement Date, Mr. Matus and the Company entered into a stock option agreement (the “Matus Option Agreement”) pursuant to which Mr. Matus will also be entitled to receive an option to purchase such number of shares  (the “Shares”) of the Company’s common stock equal to $50,000 (using the Black Sholes method of valuing such option based on the closing price of the Company’s common stock on the date of the grant), which option shall terminate on the earlier to occur of five years from its grant or upon the other applicable termination provisions contained in the Option Agreement.  The Option Agreement entitles Mr. Matus to purchase the Shares for $3.50 per share, the closing price of the Company’s common stock on the date of grant.  Subject to the terms and conditions of the Employment Agreement and the Option Agreement, the option to purchase the Shares shall vest as follows: 1/3 shall vest one year from the date of the Employment Agreement, 1/3 shall vest two years from the date of the Employment Agreement, and the remaining 1/3 shall vest three years from the date of the Employment Agreement, provided that if Mr. Matus does not continue his employment with the Company any unvested options shall be void.

If Mr. Matus voluntarily terminates his employment with the Company, other than for Good Reason (as such term is defined in the Employment Agreement), he shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination and all unvested stock options granted to Mr. Matus will be void. The Company may terminate Mr. Matus’ employment with or without cause.  If the Company terminates Mr. Matus’ employment without Cause (as such term is defined in the Employment Agreement) after 120 days from the date of the Employment Agreement, Mr. Matus will be entitled to monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination, provided, however, in lieu of the aforementioned monthly payments the Company may in its sole discretion pay such amounts in a single lump-sum payment.  In addition, any non-vested options pursuant to the Employment Agreement shall vest immediately. Mr. Matus shall also be entitled to receive (i) payment for accrued and unpaid vacation pay, and (ii) all bonuses that have accrued during the term of the Employment Agreement but have not been paid.

2012

Effective as of December 25, 2012, Susan R. Taylor resigned as Senior Vice President, General Counsel and Corporate Secretary and her employment agreement was terminated.

Effective as of May 8, 2012, the Company and Paul Campbell entered into an executive employment agreement (the “Employment Agreement”) pursuant to which Mr. Campbell would continue serving as the Company’s Chief Financial Officer and Treasurer until December 31, 2013.  Under the Employment Agreement, Mr. Campbell was paid an annual base salary of $318,000 and received stock options valued at $82,400 on May 8, 2012 and $123,600 on December 31, 2012.

Index

Note 12:  Concentrations

The following is a schedule of revenue by geographic location (in thousands):

	For the Years Ended
	December 31,
	2013	2012
North and South America	$17,674	$21,191
Europe, Middle East, and Africa	7,632	6,773
Asia Pacific	2,684	2,596
Total	$27,990	$30,560

	For the Years Ended
	December 31,
	2013	2012
Domestic	62%	67%
International	38%	33%

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

In 2013, there were 2 customers that accounted for 22% of its revenue and 17% of its accounts receivable.  In 2012, there was 1 customer that accounted for 17% of its net revenue and 8% of its outstanding receivable.

At December 31, 2013 and 2012, there were 10 customers who comprised 70% and 75%, respectively, of the outstanding accounts receivable. In 2013 and 2012, the Company had 2 customers that together accounted for 26% and 29%, respectively, of its outstanding receivable.

Index

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2013 and 2012 are as follows (in thousands except share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$8,503	$7,028	$6,329	$6,130
Gross margin	$3,751	$2,391	$2,225	$59
Net (loss) income before income tax	$325	$(1,128)	$(1,057)	$(3,323)
Net (loss) income	$205	$(1,008)	$(4,559)	$(8,705)
Net (loss) income per share - basic	$0.01	$(0.04)	$(0.19)	$(0.37)
Net (loss) income per share - diluted	$0.01	$(0.04)	$(0.19)	$(0.37)
Weighted average number of shares outstanding - basic	23,527,072	23,586,413	23,718,106	23,726,626
Weighted average number of shares outstanding - diluted	25,332,976	23,586,413	23,718,106	23,726,626

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenues	$6,137	$8,587	$7,510	$8,326
Gross margin	$2,681	$4,513	$3,649	$4,102
Net (loss) income before income tax	$(718)	$918	$561	$876
Net (loss) income	$(452)	$577	$340	$1,787
Net (loss) income per share - basic	$(0.02)	$0.02	$0.01	$0.04
Net (loss) income per share - diluted	$(0.02)	$0.02	$0.01	$0.04
Weighted average number of shares outstanding - basic	23,507,172	23,469,677	23,444,361	23,524,541
Weighted average number of shares outstanding - diluted	23,507,172	25,167,605	25,393,035	25,445,909

Note 14 – SUBSEQUENT EVENTS

On March 5, 2014, the Company received a notification to stop shipments to a customer pending review of a possible wire bonding problem in a microdisplay.  Similar notices from two other customers have been received by the Company.  These customers, who supply systems to government programs that include the Company’s displays, have indicated that they will not accept the Company’s displays until the issue has been resolved.  Hence, this issue will result in a delay of shipments to these customers, which will impact the revenue for the quarter ended March 31, 2014.  The Company believes that upon completion of its review and with concurrence of the applicable customers, anticipated shipments of the Company’s products to such customers will resume shortly.  However, because we cannot predict the extent of the delay at this time, and because the Company will make use of excess capacity resulting from the delay in shipments to continue to manufacture and ship products to other customers, we cannot estimate the impact on revenue for the quarter ended March 31, 2014.  For one of the three customers involved, the applicable displays accounted for over 10% of the Company’s 2013 revenues and for all three customers combined, the applicable displays accounted for approximately 19% of 2013 revenues.

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2013.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2009)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of December 31, 2013, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.  We are a smaller reporting company and are therefore exempt from having to obtain an auditors’ report on management’s assertion of the effectiveness of our internal control over financial reporting.

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

None.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at December 31, 2013 and 2012.
B.  Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012.
C.  Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013 and 2012.
D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012.

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 52 to 53 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2014.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 13, 2014, on behalf of the registrant and in the capacities Indicated.

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

10.8	Amendment Number 3 to Lease between IBM and FED Corporation dated May 28, 2002 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.9	Amendment Number 4 to Lease between IBM and FED Corporation dated December 14, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.10	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.11	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.12	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.13	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.14	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.15	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.16	Amendment Number 6 to the lease between IBM and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.17	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.18	Loan and Security Agreement between the Company and Access Business Finance, LLC (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.19
Amended and Restated Employment Agreement between the Company and Andrew G. Sculley dated as of December 31, 2013 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 1, 2014).

10.20
Amended and Restated Employment Agreement between the Company and Paul Campbell dated as of December 31, 2013 (incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed on January 3, 2014).

10.21
First Amendment of Loan and Security Agreement, dated as of September 1, 2011, between the Company and Access Business Finance L.L.C. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2011).

10.22	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.23	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.24	Employment Agreement, dated as of April 30, 2013, by and between the Company and Gabriel G. Matus (incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed on May 6, 2013).*

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** The confidential portions of the exhibit has been omitted and filed separately with the Securities and Exchange Commission