Form 10-Q
period 2014-03-31
EMAGIN CORP
filed 2014-05-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $.001 Par Value Per Share

Securities registered pursuant to Section 12(g) of the Act:  None

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

The number of shares of common stock outstanding as of April 30, 2014 was 23,989,902.

eMagin Corporation
Form 10-Q
For the Quarter ended March 31, 2014

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31,
	(unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,063	$4,032
Investments	5,750	6,250
Accounts receivable, net	4,753	4,319
Inventories, net	4,740	3,434
Prepaid expenses and other current assets	773	745
Total current assets	18,079	18,780
Long-term investments	500	750
Equipment, furniture and leasehold improvements, net	9,196	9,119
Other assets	27	27
Total assets	$27,802	$28,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,830	$1,470
Accrued expenses	2,656	2,812
Other current liabilities	380	395
Total current liabilities	4,866	4,677

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 23,989,902 shares as of March 31, 2014 and 23,928,619 as of December 31, 2013	24	24
Additional paid-in capital	226,606	226,051
Accumulated deficit	(203,194)	(201,576)
Treasury stock, 162,066 shares as of March 31, 2014 and December 31, 2013	(500)	(500)
Total shareholders’ equity	22,936	23,999
Total liabilities and shareholders’ equity	$27,802	$28,676

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)
	Three Months Ended
	March 31,
	2014	2013
Revenue:

Product	$6,259	$8,129
Contract	19	374
Total revenue, net	6,278	8,503

Cost of goods sold:

Product	4,332	4,537
Contract	15	215
Total cost of goods sold	4,347	4,752

Gross profit	1,931	3,751

Operating expenses:

Research and development	1,426	1,190
Selling, general and administrative	2,119	2,239
Total operating expenses	3,545	3,429

(Loss) income from operations	(1,614)	322

Other income (expense):
Interest expense, net	(11)	(11)
Other income, net	7	14
Total other income (expense), net	(4)	3
(Loss) income before provision for income taxes	(1,618)	325
Provision for income taxes	—	120

Net (loss) income	$(1,618)	$205
Less net income allocated to participating securities	—	50
Net (loss) income allocated to common shares	$(1,618)	$155

(Loss) income per share, basic	$(0.07)	$0.01
(Loss) income per share, diluted	$(0.07)	$0.01

Weighted average number of shares outstanding:

Basic	23,778,110	23,527,072

Diluted	23,778,110	25,332,976

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,618)	$205
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	256	204
Amortization of bond premium	—	10
Inventory reserve	175	29
Stock-based compensation	490	619
Loss on sale of asset	7	—
Changes in operating assets and liabilities:
Accounts receivable	(434)	(471)
Inventories, net	(1,482)	50
Prepaid expenses and other current assets	(28)	(155)
Accounts payable, accrued expenses, and other current liabilities	189	632
Net cash (used in) provided by operating activities	(2,445)	1,123
Cash flows from investing activities:
Purchase of equipment	(346)	(150)
Proceeds from sale of asset	7	—
Maturities of investments	2,750	3,000
Purchase of investments	(2,000)	(2,750)
Net cash provided by investing activities	411	100
Cash flows from financing activities:
Proceeds from exercise of stock options	65	24
Net cash provided by financing activities	65	24
Net (decrease) increase in cash and cash equivalents	(1,969)	1,247
Cash and cash equivalents, beginning of period	4,032	4,385
Cash and cash equivalents, end of period	$2,063	$5,632

Cash paid for interest	$3	$3
Cash paid for taxes	$—	$20

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2013 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

New Accounting Pronouncement

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”).  The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This new guidance was effective for annual and interim periods beginning after December 15, 2013.  The Company adopted ASU 2013-11 effective January 1, 2014 and it did not have a significant impact on the Company’s financial statements.

Investments

Investments consist of FDIC-insured certificates of deposit (“CDs”) which are classified as held-to-maturity since the Company has the positive intent and ability to hold them until maturity. The CDs are carried at cost which approximates fair value.  As of March 31, 2014, the current investments mature within one year and the long-term investments within 14 months.

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

For the three months ended March 31, 2014, the Company has reported a net loss and as a result, basic and diluted net loss per common share are the same.  Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data) for the three months ended March 31, 2013:

	Three Months Ended
	March 31, 2013
	(unaudited)
	Income	Shares	Per Share Amount
Basic EPS
Net Income	$205
Income allocated to participating securities	50
Income allocated to common shares	$155	23,527,072	$0.01
Diluted EPS
Diluted potential common shares (1)		1,805,904
Income allocated to common shares	$155	25,332,976	$0.01

(1) Dilutive potential common shares consist of shares of common stock issuable upon exercise of outstanding stock options and warrants.

The following is a table of the potentially dilutive common stock equivalents for the three month periods ended March 31, 2014 and 2013 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options and warrants	5,672,198	2,841,215
Convertible preferred stock	7,545,333	—
Total potentially dilutive common stock equivalents	13,217,531	2,841,215

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31, 2014	December 31,
	(unaudited)	2013
Accounts receivable	$4,898	$4,464
Less allowance for doubtful accounts	(145)	(145)
Net receivable	$4,753	$4,319

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	March 31, 2014	December 31,
	(unaudited)	2013
Raw materials	$2,234	$1,905
Work in process	2,059	987
Finished goods	717	637
Total inventories	5,010	3,529
Less inventory reserve	(270)	(95)
Total inventories, net	$4,740	$3,434

Note 4:  Line of Credit

At March 31, 2014, the Company had a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are: interest rate is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2014.  The Company’s obligations under the credit facility are secured by its assets.  For the three months ended March 31, 2014 and 2013, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2014	2013
Cost of revenue	$70	$79
Research and development	143	155
Selling, general and administrative	277	385
Total stock compensation expense	$490	$619

At March 31, 2014, total unrecognized compensation costs related to stock options was approximately $0.9 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Three Months Ended
	March 31,
	2014	2013
Dividend yield	0%	0%
Risk free interest rates	0.78 – 1.61%	0.37 - 0.88%
Expected volatility	62.9 to 67.8%	71.6 to 73.8%
Expected term (in years)	3.5 to 5.0	3.5 to 5.0

The Company paid a special one-time dividend in 2012 however, the Company does not expect to continue to pay dividends in the near future and therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the three months ended March 31, 2014 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,597,186	$3.82
Options granted	151,175	3.24
Options exercised	(61,283)	1.05
Options forfeited	(13,780)	3.72
Options cancelled or expired	(1,100)	4.15
Outstanding at March 31, 2014	4,672,198	$3.84	4.42	$1,800,311
Vested or expected to vest at March 31, 2014 (1)	4,651,155	$3.84	4.42	$1,800,227
Exercisable at March 31, 2014	4,156,181	$3.83	4.40	$1,798,214
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three months ended March 31, 2014, the aggregate intrinsic value of options exercised was approximately $84 thousand.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of March 31, 2014 and December 31, 2013, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $65 thousand for the exercise of 61,283 stock options in the three months ended March 31, 2014. The Company received approximately $24 thousand for the exercise of 12,655 stock options in the three months ended March 31, 2013.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 0% and 36.9%, respectively.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three months ended March 31, 2014 was primarily due to the increase of the valuation allowance on deferred tax assets. The difference between the effective tax rate of 36.9% and the U.S. federal statutory rate of 34% for the three months ended March 31, 2013 was primarily due to the impact of state income taxes and alternative minimum tax.

At December 31, 2013, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s 2013 operating loss and projected cumulative loss through 2014, it was more likely than not that none of its deferred tax assets would be realized and therefore, recorded a full valuation allowance. As the Company incurred an operating loss for the three month period ended March 31, 2014 and is still projecting a cumulative loss through 2014, it is still more likely than not that none of its deferred tax assets would be realized and therefore, the Company continued to record a full valuation allowance.  The Company’s net operating loss carry forward amounts substantially expire in 2028.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 8:  Commitments and Contingencies

Royalty Payments

On January 13, 2014, Global OLED Technology, LLC (“GOT”) filed a complaint against the Company in the New York State Supreme Court sitting in Dutchess County, NY seeking damages for unpaid annual minimum royalties, unpaid royalties on net sales of certain licensed products, unpaid interest, and damages for breach of confidentiality provisions, in each case allegedly arising under a certain license agreement.  GOT also sought a declaratory judgment mandating specific performance of the parties obligations under the license agreement in accordance with the terms and conditions thereof, a full accounting of net sales thereunder and recoupment of reasonable costs and attorneys’ fees.  Following the filing of the complaint, GOT and the Company engaged in discussions in attempts to amicably resolve the dispute between the parties without the costs associated with a lengthy litigation.  The Company recorded a $0.5 million liability on the Company’s Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, respectively, and a selling, general and administrative expense on the Company’s Consolidated Statements of Operations for the year ended December 31, 2013 as a reasonable estimate of the loss contingency related to this matter.

On April 29, 2014, the Company and GOT entered into a settlement agreement resolving the matter in full.  Pursuant to the settlement agreement, the parties agreed to terminate the patent license agreements entered into in 1998 and 1999, respectively, between FED Corporation (predecessor to the Company) and Eastman Kodak Company (predecessor to GOT), in exchange for mutual releases and the payment by the Company of a one-time settlement amount, substantially all of which was recorded as an expense by the Company as described above. In addition, the parties agreed to dismiss with prejudice the lawsuit commenced by GOT in January 2014.

Operating Leases

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington, and Santa Clara, California.

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. In May 2014, the Company renewed its lease agreement with IBM until May 31, 2019. The corporate headquarters are located in Bellevue, Washington where eMagin leases approximately 6,300 square feet.   The lease expires on August 31, 2014.  In addition, the Company leases approximately 2,400 square feet of office space for design and product development in Santa Clara, California and the lease expires December 31, 2014.

Rent expense was approximately $302 thousand and $303 thousand, respectively, for the three months ended March 31, 2014 and 2013.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.6 million at March 31, 2014.

Note 9:  Concentrations

For the three months ended March 31, 2014 and 2013, approximately 47% and 62%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 53% and 38%, respectively, of the Company’s net revenues were derived from international customers.   For the three months ended March 31, 2014, there was no customer that accounted for more than 10% of its net revenue and for the three months ended March 31, 2013, three customers accounted for 36% of its net revenue.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2014	2013
North and South America	$3,006	$5,622
Europe, Middle East, and Africa	2,395	2,107
Asia Pacific	877	774
Total	$6,278	$8,503

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

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to successfully implement resolutions related to customer stop orders; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; our ability to successfully launch new equipment on our manufacturing line; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

In the first quarter, eMagin continued deliveries of our display products, shipping products to over 85 different customers.  Our new OLED deposition tool had its best quarter yet in terms of up-time after we had successfully addressed a number of problems with the tool.  Investments continued in developing new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets.  We successfully met the challenges associated with a stop order from three of our customers regarding a product issue.  A stop order essentially delays product shipments until the particular issue(s) are resolved with the customer.  The stop order issues have now been partially resolved.

Shipments to one of the three customers fully resumed in April 2014; shipments to a second customer are expected to ramp to full volume in late June, and shipments to the third customer are expected to resume in late July.   As a result of the improved status of the stop orders, improved manufacturing processes and demand for our state-of-the-art microdisplays, we anticipate quarterly revenue growth over Q1 2014 each quarter for the remainder of 2014.

Financial Result

In the first quarter, revenues were impacted by the stop order; however, we nevertheless increased revenues to $6.3 million from revenues of $6.1 million that were achieved in the last quarter of 2013.  Gross margin improved significantly reducing the operating loss to $1.6 million from $3.3 million in the last quarter of 2013.

New Business

In the first quarter, there has been significant interest in our new products especially for our high brightness options, our XLS and XLT type products.  The XLS will provide our customers with longer life but most importantly higher brightness in color for the latest Augmented Reality optical and image overlay systems.  Samples have been delivered and are being added to the system architecture for both commercial and military applications.  We believe XLT is becoming the technology of choice for military avionic systems.   We expect that revenue from this market segment will become significant in the 2015 through the 2020 time frame.

New Technology Development

During the first quarter progress was made in a number of technology areas, including the ultra-high brightness OLED display development effort. Significant progress was made towards fabricating an ultra-high brightness VGA-type demonstration display. Additionally, progress was made towards building a tool for the ultra-high brightness and high resolution directly patterned color OLED devices. A prototype ultra-high resolution high brightness OLED display is expected to be fabricated in Q3 2014. As a result of further R&D efforts, the already existing high brightness OLED-XLS product lifetime was improved by about 25 percent. Also, the R&D team has developed a new seal structure that has the potential to increase the overall yield and reliability of our display products. A large portion of the work towards qualifying this seal structure was completed during the first quarter.

We expect that we will complete production qualification of our new DSVGA display in the second quarter.  This display is targeted for the next generation of enhanced night vision goggles.  First samples of our SXGA096 product are scheduled to be available in the second quarter.

At March 31, 2014, we had a total of 114 employees, of which 110 were full-time employees as compared to a total of 111 employees, of which 107 were full-time employees at December 31, 2013.

A detailed discussion of our business may be found in Part I, “Business,” of our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 13, 2014.

CRITICAL ACCOUNTING POLICIES

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  At December 31, 2013, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our 2013 operating loss and projected cumulative loss through 2014, it was more likely than not that none of our deferred tax assets would be realized and therefore, recorded a full valuation allowance. As we incurred an operating loss for the three month period ended March 31, 2014 and are still projecting a cumulative loss through 2014, it is still more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenues
	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited)
	(in thousands)

Product	$6,259	$8,129	$(1,870)
Contract	$19	$374	$(355)
Total revenue, net	$6,278	$8,503	$(2,225)

Revenues for the three months ended March 31, 2014 and 2013 were approximately $6.3 million and $8.5 million, respectively, a decrease of approximately $2.2 million or 26%.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.  For the three months ended March 31, 2014, product revenue decreased approximately $1.9 million or 23% as compared to the three months ended March 31, 2013.   Units shipped decreased 15% and average selling price (“ASP”) decreased 10% from first quarter 2013 to first quarter 2014.  The decrease in ASP was due to product mix shifts and the decrease in units shipped was due to manufacturing constraints and the stop orders received from three of our customers in the first quarter of 2014.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three months ended March 31, 2014, contract revenue decreased approximately $0.4 million or 95% compared to the three months ended March 31, 2013.  We believe the decrease is the result of a reduction in funding of R&D contracts primarily by the U.S. Government.

Cost of Goods Sold
	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited)
	(in thousands)

Product	$4,332	$4,537	$(205)
Contract	$15	$215	$(200)
Total cost of goods sold	$4,347	$4,752	$(405)

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 decreased $0.4 million.  Cost of goods sold as a percentage of revenues was 69% and 56%, respectively, for the three month periods ended March 31, 2014 and 2013.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Product revenue gross profit	$1,927	$3,592
Product revenue gross margin	31%	44%
Contract revenue gross profit	$4	$159
Contract revenue gross margin	21%	42%
Total gross profit	$1,931	$3,751
Total gross margin	31%	44%

The gross profit for the three months ended March 31, 2014 as compared to March 31, 2013 decreased approximately $1.8 million or 49%.   For the three months ended March 31, 2014, the gross margin was 31% as compared to 44% for the three months ended March 31, 2013.

The product gross profit for the three months ended March 31, 2014 as compared to March 31, 2013 decreased approximately $1.7 million.  Product gross margin was 31% for the three months ended March 31, 2014 down from 44% for the three month period ended March 31, 2013.  The 30% decrease in gross margin was primarily due to a 23% decrease in revenue, a 21% increase in production costs, and a 10% decrease in average selling price.

The contract gross profit for the three months ended March 31, 2014 as compared to March 31, 2013 decreased approximately $0.2 million.  Contract gross margin for the three months ended March 31, 2014 decreased to 21% from 42% for the same three month period in 2013.  The change in the contract gross margin is due to the nature of the contract and the amount of third party expenses incurred in fulfilling the contract.

Operating Expenses
	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited)
	($ in thousands)

Research and development expense	$1,426	$1,190	$236
Percentage of net revenue	23%	14%
Selling, general and administrative expense	$2,119	$2,239	$(120)
Percentage of net revenue	34%	26%
Total operating expenses	$3,545	$3,429	$116
Percentage of net revenue	56%	40%

Research and Development.  Research and development expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three months ended March 31, 2014 increased approximately $0.2 million or 20% as compared to the three months ended March 31, 2013. As a percentage of revenue, Q1 2014 increased to 23% of revenue as compared to 14% for Q1 2013.

The increase for the three month period was due primarily to a decrease in funded R&D resulting in an increase in our internal R&D expense as resources that would be applied to funded contracts were used for internal self-funded projects.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2014 decreased approximately $0.1 million or 5% as compared to the three months ended March 31, 2013.   As a percentage of revenue, Q1 2014 increased to 34% of revenue as compared to 26% for Q1 2013.  The decrease in SG&A expenses for the three month period was due primarily to a decrease in bonus and stock compensation expenses partially offset by an increase in legal costs.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. For the three months ended March 31, 2014 and 2013, interest expense was approximately $11 thousand.   We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income for the three months ended March 31, 2014 was approximately $6 thousand of interest income, $8 thousand from other income offset by a loss on sale of assets of $7 thousand as compared to approximately $11 thousand of interest income and $3 thousand of other income for the three months ended March 31, 2013.

Liquidity and Capital Resources

We had approximately $8.3 million of cash, cash equivalents, and investments at March 31, 2014 as compared to approximately $11.0 million at December 31, 2013.  Of the $8.3 million in cash, approximately $6.3 million was invested in certificates of deposit (“CDs”).

Cash flow used by operating activities during the three months ended March 31, 2014 was approximately $2.4 million, attributable to our net loss of approximately $1.6 million and change in operating assets and liabilities of $1.8 million offset by our net non-cash expenses of $1.0 million.  Cash flow provided by operating activities during the three months ended March 31, 2013 was approximately $1.1 million, attributable to our net income of approximately $0.2 million and net non-cash expenses of $0.9 million.

Cash provided by investing activities during the three months ended March 31, 2014 was approximately $0.4 million of which net short-term investments proceeds were approximately $0.8 million offset by primarily equipment purchases of approximately $0.3 million.  Presently, we have committed approximately $0.6 million for capital expenditures for the balance of 2014.  Cash provided by investing activities during the three months ended March 31, 2013 was approximately $0.1 million of which approximately $0.2 million was received from net short-term investments and approximately $0.1 million purchased equipment.

Cash provided by financing activities during the three months ended March 31, 2014 and 2013 was approximately $65 thousand and $24 thousand, respectively, representing proceeds from the exercise of stock options.

Credit Facility

At March 31, 2014, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2014 for a one year term unless written notice is provided.  We did not draw on our credit facility during the three months ended March 31, 2014 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of March 31, 2014.

Our cash needs to fund our operations and investment requirements over the next twelve months may be more than our current cash on hand, investments and the cash we anticipate generating from operations.  We may not require additional funds over the next twelve months.  If we do require additional funds, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market rate risk

We are exposed to market risk related to changes in interest rates.

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At March 31, 2014, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three months ended March 31, 2014.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2014, we determined that we did not have adequate control review procedures for recognizing the need to revise our inventory calculation method for changing economic conditions. The inadequacy of these procedures constituted a material weakness. This deficiency, however, did not, in any way, result in a material misstatement of our financial statements.

Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of the procedures regarding this internal control over financial reporting. While we did have processes in place to reasonably estimate work in process inventory cost, we have since enhanced these processes to more accurately reflect these estimates. Our enhancements included an evaluation of quantities and product mix in work in process inventory. Management will continue to review and make necessary changes, if required, to the overall design of our internal control environment.

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On January 13, 2014, Global OLED Technology, LLC (“GOT”) filed a complaint against the Company in the New York State Supreme Court sitting in Dutchess County, NY seeking damages for unpaid annual minimum royalties, unpaid royalties on net sales of certain licensed products, unpaid interest, and damages for breach of confidentiality provisions, in each case allegedly arising under a certain license agreement.  GOT also sought a declaratory judgment mandating specific performance of the parties obligations under the license agreement in accordance with the terms and conditions thereof, a full accounting of net sales thereunder and recoupment of reasonable costs and attorneys’ fees.  Following the filing of the complaint, GOT and the Company engaged in discussions in attempts to amicably resolve the dispute between the parties without the costs associated with a lengthy litigation.  The Company recorded a $0.5 million liability on the Company’s Consolidated Balance Sheets and a selling, general and administrative expense on the Company’s Consolidated Statements of Operations as of December 31, 2013 as a reasonable estimate of the loss contingency related to this matter.

On April 29, 2014, the Company and GOT entered into a settlement agreement resolving the matter in full.  Pursuant to the settlement agreement, the parties agreed to terminate the patent license agreements entered into in 1998 and 1999, respectively, between FED Corporation (predecessor to the Company) and Eastman Kodak Company (predecessor to GOT), in exchange for mutual releases and the payment by the Company of a one-time settlement amount, substantially all of which was recorded as an expense by the Company as described above. In addition, the parties agreed to dismiss with prejudice the lawsuit commenced by GOT in January 2014.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes from the risk factors during the three months ended March 31, 2014.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2014.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer