Form 10-Q
period 2014-06-30
EMAGIN CORP
filed 2014-08-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

The number of shares of common stock outstanding as of July 31, 2014 was 24,995,982.

  eMagin Corporation
Form 10-Q
For the Quarter ended June 30, 2014

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,095	$4,032
Investments	3,500	6,250
Accounts receivable, net	6,055	4,319
Inventories, net	5,549	3,434
Prepaid expenses and other current assets	899	745
Total current assets	18,098	18,780
Long-term investments	—	750
Equipment, furniture and leasehold improvements, net	9,136	9,119
Other assets	106	27
Total assets	$27,340	$28,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,674	$1,470
Accrued expenses	1,977	2,812
Other current liabilities	605	395
Total current liabilities	4,256	4,677

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 24,995,982 shares as of June 30, 2014 and 23,928,619 as of December 31, 2013	25	24
Additional paid-in capital	227,801	226,051
Accumulated deficit	(204,242)	(201,576)
Treasury stock, 162,066 shares as of June 30, 2014 and December 31, 2013	(500)	(500)
Total shareholders’ equity	23,084	23,999
Total liabilities and shareholders’ equity	$27,340	$28,676

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:

Product	$6,956	$6,773	$13,215	$14,901
Contract	62	255	81	630
Total revenue, net	7,018	7,028	13,296	15,531

Cost of goods sold:

Product	4,838	4,437	9,170	8,974
Contract	11	200	26	416
Total cost of goods sold	4,849	4,637	9,196	9,390

Gross profit	2,169	2,391	4,100	6,141

Operating expenses:

Research and development	1,282	1,454	2,708	2,643
Selling, general and administrative	1,931	2,077	4,050	4,317
Total operating expenses	3,213	3,531	6,758	6,960

Loss from operations	(1,044)	(1,140)	(2,658)	(819)

Other income (expense):
Interest expense, net	(10)	(11)	(21)	(21)
Other income, net	7	23	14	36
Total other income (expense), net	(3)	12	(7)	15
Loss before benefit from income taxes	(1,047)	(1,128)	(2,665)	(804)
Benefit from income taxes	—	(120)	—	—

Net loss	$(1,047)	$(1,008)	$(2,665)	$(804)
Less net income allocated to participating securities	—	—	—	—
Net loss allocated to common shares	$(1,047)	$(1,008)	$(2,665)	$(804)

Loss per share, basic	$(0.04)	$(0.04)	$(0.11)	$(0.03)
Loss per share, diluted	$(0.04)	$(0.04)	$(0.11)	$(0.03)

Weighted average number of shares outstanding:

Basic	23,940,800	23,586,413	23,859,455	23,556,743

Diluted	23,940,800	23,586,413	23,859,455	23,556,743

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,665)	$(804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	538	425
Amortization of bond premium	—	17
Inventory reserve	321	16
Stock-based compensation	650	1,078
Loss (gain) on sale of asset	7	(9)
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	292
Inventories, net	(2,437)	(355)
Prepaid expenses and other current and long-term assets	(235)	(88)
Accounts payable, accrued expenses, and other current liabilities	(421)	(322)
Net cash (used in) provided by operating activities	(5,979)	250
Cash flows from investing activities:
Purchase of equipment	(567)	(552)
Proceeds from sale of asset	7	15
Maturities of investments	5,500	7,250
Purchase of investments	(2,000)	(7,000)
Net cash provided by (used in) investing activities	2,940	(287)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,102	257
Net cash provided by financing activities	1,102	257
Net (decrease) increase in cash and cash equivalents	(1,937)	220
Cash and cash equivalents, beginning of period	4,032	4,385
Cash and cash equivalents, end of period	$2,095	$4,605

Cash paid for interest	$6	$3
Cash paid for taxes	$—	$20

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements of December 31, 2013 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Investments

Investments consist of FDIC-insured certificates of deposit (“CDs”) which are classified as held-to-maturity since the Company has the positive intent and ability to hold them until maturity. The CDs are carried at cost which approximates fair value.  As of June 30, 2014, the investments mature within one year.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30.		June 30.
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Warranty accrual, beginning of period	$380	$276	$394	$276
Provision for warranty costs	437	89	517	181
Warranty expenditures	(214)	(77)	(308)	(169)
Warranty accrual, end of period	$603	$288	$603	$288

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

For the three and six months ended June 30, 2014 and 2013, the Company reported a net loss and as a result, basic and diluted net loss per common share are the same.  Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the three and six month periods ended June 30, 2014 and 2013 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	4,679,929	5,605,713	4,679,929	5,605,713
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	12,225,262	13,151,046	12,225,262	13,151,046

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30, 2014	December 31,
	(unaudited)	2013
Accounts receivable	$6,200	$4,464
Less allowance for doubtful accounts	(145)	(145)
Net receivable	$6,055	$4,319

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30, 2014	December 31,
	(unaudited)	2013
Raw materials	$2,778	$1,905
Work in process	1,768	987
Finished goods	1,419	637
Total inventories	5,965	3,529
Less inventory reserve	(416)	(95)
Total inventories, net	$5,549	$3,434

Note 4:  Line of Credit

At June 30, 2014, the Company had a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are: interest rate is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2014.  The Company’s obligations under the credit facility are secured by its assets.  For the six months ended June 30, 2014, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30.		June 30.
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Cost of revenue	$33	$72	$103	$151
Research and development	42	137	185	292
Selling, general and administrative	85	250	362	635
Total stock compensation expense	$160	$459	$650	$1,078

At June 30, 2014, total unrecognized compensation costs related to stock options was approximately $0.7 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended
	June 30,
	2014	2013
Dividend yield	0%	0%
Risk free interest rates	0.78 – 1.61%	0.35 - 1.48%
Expected volatility	60.3 to 67.8%	70.9 to 73.8%
Expected term (in years)	3.25 to 5.0	3.5 to 5.0

The Company does not expect to pay dividends in the near future therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the six months ended June 30, 2014 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,597,186	$3.82
Options granted	195,423	3.11
Options exercised	(67,363)	1.06
Options forfeited	(35,309)	4.50
Options cancelled or expired	(10,008)	3.69
Outstanding at June 30, 2014	4,679,929	$3.83	4.44	$1,397,761
Vested or expected to vest at June 30, 2014 (1)	4,664,155	$3.83	4.18	$1,397,761
Exercisable at June 30, 2014	4,285,632	$3.83	4.17	$1,397,761

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three and six months ended June 30, 2014, the aggregate intrinsic value of options exercised was approximately $9 thousand and $93 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of June 30, 2014 and December 31, 2013, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $7 thousand and $72 thousand for the exercise of 6,080 and 67,363 stock options in the three and six months ended June 30, 2014, respectively. The Company received approximately $233 thousand and $257 thousand for the exercise of 150,960 and 163,615 stock options in the three and six months ended June 30, 2013, respectively. In the three and six months ended June 30, 2014, the Company received approximately $1.0 million for the exercise of 1 million warrants.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for both the six month periods ended June 30, 2014 and 2013 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2014 was primarily due to recognizing a full valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2013 was primarily due to the change in the valuation allowance.

At December 31, 2013, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s 2013 operating loss and projected cumulative loss through 2014, it was more likely than not that none of its deferred tax assets would be realized and therefore, recorded a full valuation allowance. As the Company incurred an operating loss for the three month period ended June 30, 2014 and is still projecting a cumulative loss through 2014, it is still more likely than not that none of its deferred tax assets would be realized and therefore, the Company continued to record a full valuation allowance.  The Company’s net operating loss carry forward amounts substantially expire in 2028.

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

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2019. The administrative offices are located in Bellevue, Washington where the current lease expires on August 31, 2014 and the Company has negotiated a new lease for approximately 1,500 square feet effective September 1, 2014.   Effective July 1, 2014, the Company has a new lease for approximately 1,800 square feet of office space for design and product development in Santa Clara, California with the lease expiring October 31, 2015.

Rent expense was approximately $287 thousand and $589 thousand, respectively, for the three and six months ended June 30, 2014 and approximately $303 thousand and $606 thousand, respectively, for the three and six months ended 2013.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.5 million at June 30, 2014.

Note 9:  Concentrations

For the three and six months ended June 30, 2014, approximately 44% and 45%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 56% and 55%, respectively, of the Company’s net revenues were derived from international customers.   For the three and six months ended June 30, 2013, approximately 66% and 64%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 34% and 36%, respectively, of the Company’s net revenues were derived from international customers.  For the three and six months ended June 30, 2014, there was one customer that accounted for 18% and 12%, respectively, of its net revenue.  For the three and six months ended June 30, 2013, two customers accounted for 33% and 26%, respectively, of its net revenue.  As of June 30, 2014, two customers accounted for 37% of its accounts receivable.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
North and South America	$3,295	$4,718	$6,301	$10,340
Europe, Middle East, and Africa	3,128	1,905	5,523	4,012
Asia Pacific	595	405	1,472	1,179
Total	$7,018	$7,028	$13,296	$15,531

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

Overview

In the second quarter, eMagin continued deliveries of our display products, shipping products to over 87 different customers.  Our new OLED deposition tool had its best quarter yet in terms of throughput after we had successfully addressed a number of problems with the tool.  Investments continued in developing new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets and avionic head mounted displays (HMD).  Our technical team successfully demonstrated a direct-patterned ultra-high brightness display in June, and is on track to begin producing high-resolution, high-brightness displays for sale later this year. A new tool for low-volume production has been installed and is currently being brought up to manufacturing readiness.

We successfully met the challenges associated with a first quarter 2014 stop ship order from three of our customers regarding a product issue.  A stop ship order essentially delays product shipments until the particular issue(s) are resolved with the customer. The issues relating to the stop ship order have now been mostly resolved.  For the first customer, shipments have resumed with no expected loss of revenue. Shipments to the second customer resumed and shipments continued uninterrupted to this customer for its other programs. The customer changed to a new display configuration for this program as did the third customer. No loss of overall revenue is expected for the second customer but some shipments originally scheduled for 2014 may extend into 2015. For the third customer, production shipments of the new display configuration are expected to begin shipping once their qualification process is complete and we expect less revenue under this program than we originally anticipated.

As a result of the status of the stop ship orders, improved R&D contract outlook and demand for our state-of-the-art microdisplays, we continue to anticipate that the last three quarters of 2014 will have higher average revenue than Q1 2014.

Financial Result

In the second quarter, revenues rebounded from first quarter, which was impacted by the stop order, as revenues increased to $7.0 million from revenues of $6.3 million last quarter.  Gross margin sustained the improvement we saw in first quarter over Q4 last year in the second quarter, which was significant in improving bottom line results in both quarters.  Operating expenses decreased from first quarter as second quarter operating loss narrowed to $1.0 million from $1.6 million in the first quarter of 2014.

New Business

In the second quarter, there has been significant interest in our new products especially for our high brightness options, our XLS and XLT type products.  The XLS provides our customers with significantly higher brightness in color for the latest Augmented Reality optical and image overlay systems.  Samples have been delivered and are being added to the system architecture for both commercial and military applications.  We believe XLT is becoming the technology of choice for military avionic systems.   We expect that revenue from this market segment will become significant in the 2015 through the 2020 time frame.

Recently, the Company was notified it has been awarded a number of new R&D contracts. This was announced in a press release dated July 17, 2014. We believe these awards will significantly increase R&D contract revenues in the coming quarters above the level of the past two quarters beginning in third quarter 2014. The awards also provide funding for important research and development regarding the Company’s high brightness and OLED manufacturing process improvement initiatives.  The first of these R&D contracts has been signed and details will be released once the necessary approvals have been obtained from third parties.

New Technology Development

During the second quarter progress was made in a number of technology areas, including the ultra-high brightness OLED display development effort. An ultra-high brightness VGA-type demonstration display was fabricated and demonstrated. Additionally, a new tool was installed in July to produce ultra-high brightness and high resolution directly patterned color OLED devices. Prototype ultra-high resolution high brightness OLED displays are expected to be fabricated and sampled to customers in Q3 2014. As a result of further R&D efforts, the already existing high brightness OLED-XLS product lifetime was improved by about 25 percent. Also, the R&D team has developed a new seal structure that has the potential to increase the overall yield and reliability of our display products.  Certain displays for certain customers are already receiving displays with this new seal process.

The production qualification of our new DSVGA display was completed in the second quarter.  This display is targeted to replace the long-running SVGA+ display with our latest digital technology and product improvements.  First samples of our SXGA096 product are scheduled to be available in the third quarter.  The SXGA096 will provide the high resolution on a SXGA display but with a smaller form factor and lower cost of production than larger pixel SXGA displays.

Manufacturing

Throughput improved during the second quarter thanks in part to the deployment of a 24/7 operation in our clean rooms and to the new OLED deposition tool which was successfully run to its rated maximum run rate for several weeks.  The higher volume not only led to additional sales but also to building inventory that supported the Company’s commercial activities during its early July factory shutdown.  The shutdown addressed equipment maintenance but also major improvements in clean room and packaging operations.  Additional equipment in the display assembly area was ordered and delivered in the second quarter that will improve process consistency as well as reducing cycle time. The results are expected to materialize during the third quarter.

At July 31, 2014, we had a total of 91 employees, of which 88 were full-time employees as compared to a total of 111 employees, of which 107 were full-time employees at December 31, 2013.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  At December 31, 2013, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our 2013 operating loss and projected cumulative loss through 2014, it was more likely than not that none of our deferred tax assets would be realized and therefore, recorded a full valuation allowance. As we incurred an operating loss for the six month period ended June 30, 2014 and are still projecting a cumulative loss through 2014, it is still more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2013

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)			(unaudited)
	(in thousands)			($ in thousands)

Product	$6,956	$6,773	$183	$13,215	$14,901	$(1,686)
Contract	$62	$255	$(193)	$81	$630	$(549)
Total revenue, net	$7,018	$7,028	$(10)	$13,296	$15,531	$(2,235)

Revenues for the three and six months ended June 30, 2014 were approximately $7.0 million and $13.3 million, respectively, as compared to approximately $7.0 million and $15.5 million, respectively.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.  For the three months ended June 30, 2014, product revenue increased approximately $0.2 million or 3% as compared to the three months ended June 30, 2013.   The increase in product revenue is due primarily to an increase in the display average selling price.   For the six months ended June 30, 2014, product revenue decrease 1.7 million or 11% as compared to the six months ended June 30, 2013.  The year to date decrease is due primarily to fewer year to date display shipments.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2014, contract revenue decreased approximately $0.2 million and $0.5 million, respectively, as compared to the three months and six months ended June 30, 2013, respectively.  We believe the decrease is primarily the result of a reduction in funding of R&D contracts by the U.S. Government, due to recent budget issues.  The U.S. Government is the source of most of our R&D contracts.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)			(unaudited)
	(in thousands)			($ in thousands)

Product	$4,838	$4,437	$401	$9,170	$8,974	$196
Contract	$11	$200	$(189)	$26	$416	$(390)
Total cost of goods sold	$4,849	$4,637	$212	$9,196	$9,390	$(194)

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013 increased $0.2 million.  Cost of goods sold for the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013 decreased $0.2 million. Cost of goods sold as a percentage of revenues was 69% for both the three and six month periods ended June 30, 2014 as compared to 66% and 60%, respectively, for the three and six month periods ended June 30, 2013.

The following table outlines product, contract and total gross profit and related gross margins for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Product revenue gross profit	$2,118	$2,336	$4,046	$5,927
Product revenue gross margin	30%	34%	31%	40%
Contract revenue gross profit	$51	$55	$54	$214
Contract revenue gross margin	82%	21%	68%	34%
Total gross profit	$2,169	$2,391	$4,100	$6,141
Total gross margin	31%	34%	31%	40%

The gross profit for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 decreased approximately $0.2 million and $2.0 million, respectively.   For both the three and six months ended June 30, 2014, the gross margin was 31% as compared to 34% and 40%, respectively, for the three and six months ended June 30, 2013.

The product gross profit for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 decreased approximately $0.2 million and $1.9 million, respectively.  Product gross margin was 30% and 31%, respectively, for the three and six months ended June 30, 2014 down from 34% and 40%, respectively, for the three and six month periods ended June 30, 2013.  The 9% decrease in gross profit for the three month period and the 32% decrease in gross profit for the six month period was primarily due to higher labor, materials, warranty and other product costs and lower yields.

The contract gross profit for the three months ended June 30, 2014 as compared to the same period in 2013 was relatively unchanged.   The contract gross profit for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 decreased approximately $0.2 million.  Contract gross margin for the three and six months ended June 30, 2014 increased to 82% and 68%, respectively, from 21% and 34%, respectively,  for the same three and six month periods in 2013.  The change in the contract gross margin is due to the nature of the contract and the amount of third party expenses incurred in fulfilling the contract.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)			(unaudited)
	($ in thousands)			($ in thousands)

Research and development expense	$1,282	$1,454	$(172)	$2,708	$2,643	$65
Percentage of net revenue	18%	21%		20%	17%
Selling, general and administrative expense	$1,931	$2,077	$(146)	$4,050	$4,317	$(267)
Percentage of net revenue	28%	30%		30%	28%
Total operating expenses	$3,213	$3,531	$(318)	$6,758	$6,960	$(202)
Percentage of net revenue	46%	51%		50%	45%

Research and Development.  Research and development expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold.  R&D expenses for the three months ended June 30, 2014 decreased approximately $0.2 million or 12% as compared to the three months ended June 30, 2013 and increased $65,000 or 2% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  As a percentage of revenue, Q2 2014 decreased to 18% of revenue as compared to 21% for Q2 2013 and for the year 2014 increased to 20% as compared to 17% for the year 2013.  The changes in R&D costs are due to the amount of active R&D contract work and the nature of those contracts.  A large portion of R&D expenses are labor oriented and tend to increase each year due to salary and benefit increase and lack of personnel turnover.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2014 decreased approximately $0.2 million or 7% and $0.3 million or 6%, respectively, as compared to the three and six months ended June 30, 2013.   As a percentage of revenue, Q2 2014 decreased to 28% of revenue as compared to 30% for Q2 2013 and for the year 2014 increased to 30% as compared to 28% for the year 2013.   The decrease in SG&A expenses for the quarter and year to date is due to lower stock option expense offset by an increase in salaries and benefits.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. For both the three and six month periods ended June 30, 2014 and 2013, interest expense was approximately $11 thousand and $21 thousand, respectively.   We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available.  Other income of which the majority is interest income for the three and six months ended June 30, 2014 was approximately $7 thousand and $14 thousand, respectively, as compared to approximately $23 thousand and $36 thousand, respectively, for the three and six months ended June 30, 2013.

Liquidity and Capital Resources

We had approximately $5.6 million of cash, cash equivalents, and investments at June 30, 2014 as compared to approximately $11.0 million at December 31, 2013.  Of the $5.6 million in cash, approximately $3.5 million was invested in certificates of deposit (“CDs”).

Cash flow used by operating activities during the six months ended June 30, 2014 was approximately $6.0 million, attributable to our net loss of approximately $2.7 million and change in operating assets and liabilities of $4.8 million of which accounts receivable was a change of approximately $1.7 million and net inventories was approximately $2.4 million offset by our net non-cash expenses of $1.5 million.  Cash flow provided by operating activities during the six months ended June 30, 2013 was approximately $0.3 million, attributable to our net non-cash expenses of $1.5 million offset by our net loss of approximately $0.8 million and change in operating assets and liabilities of $0.4 million.

Cash provided by investing activities during the six months ended June 30, 2014 was approximately $2.9 million of which net short-term investments proceeds were approximately $3.5 million offset by primarily equipment purchases of approximately $0.6 million.  Presently, we have committed approximately $0.5 million for capital expenditures for the balance of 2014.  Cash used in investing activities during the six months ended June 30, 2013 was approximately $0.3 million of which $0.6 million was used to purchase equipment offset by net proceeds of $0.3 million of short-term investments.

Cash provided by financing activities during the six months ended June 30, 2014 was approximately $1.1 million from option and warrant exercises as compared to $0.3 million related to option exercises during the six month period ended June 30, 2013.

Credit Facility

At June 30, 2014, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2014 for a one year term unless written notice is provided.  We did not draw on our credit facility during the six months ended June 30, 2014 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of June 30, 2014.

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At June 30, 2014, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and six months ended June 30, 2014.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes from the risk factors during the six months ended June 30, 2014.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2014.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer