Form 10-Q
period 2014-09-30
EMAGIN CORP
filed 2014-11-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

The number of shares of common stock outstanding as of October 31, 2014 was 25,022,875.

1

eMagin Corporation

Form 10-Q

For the Quarter ended September 30, 2014

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,711	$4,032
Investments	1,250	6,250
Accounts receivable, net	4,407	4,319
Inventories, net	5,529	3,434
Prepaid expenses and other current assets	907	745
Total current assets	16,804	18,780
Long-term investments	—	750
Equipment, furniture and leasehold improvements, net	9,281	9,119
Other assets	395	27
Total assets	$26,480	$28,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,278	$1,470
Accrued expenses	2,251	2,812
Other current liabilities	624	395
Total current liabilities	4,153	4,677

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 25,022,875 shares as of September 30, 2014 and 23,928,619 as of December 31, 2013	25	24
Additional paid-in capital	228,080	226,051
Accumulated deficit	(205,278)	(201,576)
Treasury stock, 162,066 shares as of September 30, 2014 and December 31, 2013	(500)	(500)
Total shareholders’ equity	22,327	23,999
Total liabilities and shareholders’ equity	$26,480	$28,676

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:

Product	$5,170	$5,770	$18,385	$20,671
Contract	529	559	609	1,189
Total revenue, net	5,699	6,329	18,994	21,860

Cost of goods sold:

Product	3,645	3,848	12,814	12,821
Contract	309	256	335	672
Total cost of goods sold	3,954	4,104	13,149	13,493

Gross profit	1,745	2,225	5,845	8,367

Operating expenses:

Research and development	957	1,239	3,665	3,882
Selling, general and administrative	1,819	2,041	5,869	6,358
Total operating expenses	2,776	3,280	9,534	10,240

(Loss) income from operations	(1,031)	(1,055)	(3,689)	(1,873)

Other income (expense):
Interest expense, net	(11)	(11)	(32)	(32)
Other income, net	6	9	20	45
Total other income (expense), net	(5)	(2)	(12)	13
(Loss) income before provision for income taxes	(1,036)	(1,057)	(3,701)	(1,860)
Provision for income taxes	—	3,502	—	3,502

Net (loss) income	$(1,036)	$(4,559)	$(3,701)	$(5,362)

(Loss) income per share, basic	$(0.04)	$(0.19)	$(0.15)	$(0.23)
(Loss) income per share, diluted	$(0.04)	$(0.19)	$(0.15)	$(0.23)

Weighted average number of shares outstanding:

Basic	24,842,945	23,718,106	24,187,285	23,610,531

Diluted	24,842,945	23,718,106	24,187,285	23,610,531

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,701)	$(5,362)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	863	656
Reduction in provision for doubtful accounts	(28)	(1)
Amortization of bond premium	—	20
Inventory reserve	134	16
Stock-based compensation	884	1,645
Loss (gain) on sale of asset	8	(9)
Deferred income taxes	—	3,499
Changes in operating assets and liabilities:
Accounts receivable	(60)	1,305
Inventories, net	(2,230)	(1,200)
Prepaid expenses and other current assets	(243)	(568)
Accounts payable, accrued expenses, and other current liabilities	(764)	113
Net cash (used in) provided by operating activities	(5,137)	114
Cash flows from investing activities:
Purchase of equipment	(1,037)	(757)
Proceeds from sale of asset	8	15
Purchase of intangibles	(50)	—
Maturities of investments	7,750	11,250
Purchase of investments	(2,000)	(10,500)
Net cash provided by investing activities	4,671	8
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,145	340
Purchase of treasury stock	—	(36)
Net cash provided by financing activities	1,145	304
Net increase in cash and cash equivalents	679	426
Cash and cash equivalents, beginning of period	4,032	4,385
Cash and cash equivalents, end of period	$4,711	$4,811

Cash paid for interest	$9	$9
Cash paid for taxes	$—	$72

Non-cash investing activities:

Intangible assets - patents	$240	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed financial statements of December 31, 2013 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

 Investments

Investments consist of FDIC-insured certificates of deposit (“CDs”) which are classified as held-to-maturity since the Company has the positive intent and ability to hold them until maturity. The CDs are carried at cost which approximates fair value.  As of September 30, 2014, the investments mature within one year.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

In September 2014, the Company purchased several patents for $290,000. The Company will amortize the acquired patents over their remaining useful life. As of September 30, 2014, the weighted average remaining useful life of these patents was approximately 7.1 years. The Company did not record any amortization expense related to these patents for the three and nine months ended September 30, 2014. The estimated amortization expense related to the acquired patents for the remainder of 2014 will be $13 thousand and for future years, $50 thousand annually.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Warranty accrual, beginning of period	$603	$288	$394	$276
Provision for warranty costs	69	78	586	259
Warranty expenditures	(49)	(60)	(357)	(229)
Warranty accrual, end of period	$623	$306	$623	$306

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

For the three and nine months ended September 30, 2014 and 2013, the Company reported a net loss and as a result, basic and diluted net loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the three and nine month periods ended September 30, 2014 and 2013 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	4,750,093	5,637,319	4,750,093	5,637,319
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	12,295,426	13,182,652	12,295,426	13,182,652

Note 2: Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Accounts receivable	$4,524	$4,464
Less allowance for doubtful accounts	(117)	(145)
Net receivable	$4,407	$4,319

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Raw materials	$2,620	$1,905
Work in process	1,481	987
Finished goods	1,657	637
Total inventories	5,758	3,529
Less inventory reserve	(229)	(95)
Total inventories, net	$5,529	$3,434

Note 4:  Line of Credit

On September 1, 2014, the Company renewed its credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are: interest rate is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2015.  The Company’s obligations under the credit facility are secured by its assets. For the nine months ended September 30, 2014, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Cost of revenue	$28	$68	$131	$219
Research and development	38	137	223	428
Selling, general and administrative	168	363	530	998
Total stock compensation expense	$234	$568	$884	$1,645

At September 30, 2014, total unrecognized compensation costs related to stock options was approximately $0.6 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.6 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended
	September 30,
	2014	2013
Dividend yield	0%	0%
Risk free interest rates	0.78 – 1.85%	0.35 - 1.48%
Expected volatility	59.1 to 67.8%	67.6 to 73.8%
Expected term (in years)	3.25 to 5.0	3.5 to 5.0

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2014 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,597,186	$3.82
Options granted	404,113	2.63
Options exercised	(94,256)	1.22
Options forfeited	(95,727)	3.88
Options cancelled or expired	(61,223)	6.10
Outstanding at September 30, 2014	4,750,093	$3.74	4.04	$1,578,581
Vested or expected to vest at September 30, 2014 (1)	4,732,437	$3.75	4.04	$1,577,820
Exercisable at September 30, 2014	4,308,740	$3.77	3.98	$1,559,561

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three and nine months ended September 30, 2014, the aggregate intrinsic value of options exercised was approximately $27 thousand and $120 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of September 30, 2014 and December 31, 2013, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $44 thousand and $115 thousand for the exercise of 26,893 and 94,256 stock options in the three and nine months ended September 30, 2014, respectively. The Company received approximately $83 thousand and $340 thousand for the exercise of 40,144 and 203,759 stock options in the three and nine months ended September 30, 2013, respectively. In the three and nine months ended September 30, 2014, the Company received approximately $1.0 million for the exercise of 1 million warrants. There was no warrant activity in the nine months ended September 30, 2013.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the nine month period ended September 30, 2014 was 0% as compared to (103.8)% for the nine months ended September 30, 2013.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the nine months ended September 30, 2014 was primarily due to recognizing a full valuation allowance on deferred tax assets. The difference between the effective tax rate of (103.8)% and the U.S. federal statutory rate of 34% for the nine months ended September 30, 2013 was primarily due to the change in the valuation allowance on deferred tax assets.

At December 31, 2013, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s 2013 operating loss and projected cumulative loss through 2014, it was more likely than not that none of its deferred tax assets would be realized and therefore, recorded a full valuation allowance. As the Company incurred an operating loss for the three month period ended September 30, 2014 and is still projecting a cumulative loss through 2014, it is still more likely than not that none of its deferred tax assets would be realized and therefore, the Company continued to record a full valuation allowance. The Company’s net operating loss carry forward amounts substantially expire in 2028.

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

The Company’s manufacturing facilities are leased from IBM in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2019. The administrative offices are located in Bellevue, Washington where the current lease expired on August 31, 2014 and the Company negotiated a new month-to-month lease for approximately 1,500 square feet effective September 1, 2014. Effective July 1, 2014, the Company has a new lease for approximately 1,800 square feet of office space for design and product development in Santa Clara, California with the lease expiring October 31, 2015.

Rent expense was approximately $253 thousand and $842 thousand, respectively, for the three and nine months ended September 30, 2014 and approximately $303 thousand and $909 thousand, respectively, for the three and nine months ended 2013.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.5 million at September 30, 2014.

Note 9:  Concentrations

For the three and nine months ended September 30, 2014, approximately 51% and 47%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 49% and 53%, respectively, of the Company’s net revenues were derived from international customers.   For the three and nine months ended September 30, 2013, approximately 55% and 61%, respectively, of the Company’s net revenues were derived from customers in the United States and approximately 45% and 39%, respectively, of the Company’s net revenues were derived from international customers. For the three months ended September 30, 2014, there were two customers that accounted for 23% and for the nine months ended September 30, 2014, there was one customer that accounted for 10% of its net revenue. For the three and nine months ended September 30, 2013, one customer accounted for 11% and 13%, respectively, of its net revenue. As of September 30, 2014, one customer accounted for 31% of its accounts receivable.

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
North and South America	$3,003	$3,469	$9,304	$13,808
Europe, Middle East, and Africa	1,846	2,004	7,368	6,017
Asia Pacific	850	856	2,322	2,035
Total	$5,699	$6,329	$18,994	$21,860

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

Overview

In the third quarter, eMagin continued deliveries of our display products to over 71 different customers worldwide and performed R&D contract services for 6 customers. We received $6.8 million of new R&D contract awards. Our team completed the install of equipment for producing ultra-high brightness direct-patterned displays, we made improvements to the clean room and we performed scheduled maintenance on both of our OLED deposition tools which had been overdue. These were important accomplishments but resulted in fewer production days which impacted revenues. We also had a couple customers delay delivery dates which postponed revenue to fourth quarter. Our new OLED deposition tool continued to provide improved uptime and throughput (except for the scheduled maintenance period in the quarter). Investments continued in developing new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets and avionic head mounted displays (“HMDs”). Our technical team successfully produced ultra-high resolution prototype displays that are now being demonstrated to potential customers. Our team is also developing an HMD for virtual reality that we believe will provide some significant advantages over other HMDs currently on the market or known to us to exist.

We continue to work through some items associated with the first quarter 2014 stop ship event with three of our customers. A stop ship order essentially delays product shipments until the particular issue(s) are resolved with the customer. For the first customer, shipments resumed in Q2 with no expected loss of revenue. Shipments to the second customer have resumed with the delivery of parts using a modified manufacturing process for qualification and test by our customer.  Qualification of these displays was successfully completed both at eMagin and by our customer in Q3.  Production is resuming with no loss of overall volume, but with some shipments originally scheduled for 2014 extending into 2015.  For the third customer, we have delivered a product with a different packaging design that has successfully completed eMagin’s internal qualification process and that better meets our customer’s needs.  Once our customer completes its qualification of those parts in its system, we expect deliveries to begin in 2015.

As a result of the status of the business, our improved R&D contract outlook and demand for our state-of-the-art microdisplays, we reaffirm our previous guidance that we anticipate the last three quarters of 2014 will have higher average revenue than Q1 2014.

Financial Results

In the third quarter, revenues reflected a scheduled manufacturing line maintenance period which resulted in significantly fewer days of production in the quarter. We also had a couple customers delay delivery dates which postponed revenue to fourth quarter. We produced fewer units and display shipments were lower resulting in decreased total revenues of $5.7 million compared to $6.3 million in third quarter last year. Gross margin was 31% compared to 35% same quarter last year and 31% last quarter. The decrease in gross margin from third quarter last year was the result of lower volume and lower yield. We were able to sustain the improvement we saw in first and second quarter gross margin over fourth quarter 2013 despite the lower volume due to a higher average selling price, improved manufacturing expense controls and better yield. Operating expenses also decreased, to $2.8 million in third quarter from $3.2 million in second quarter and $3.3 million in third quarter last year. The resulting operating loss narrowed to $1.0 million in the third quarter 2014 from $1.1 million in the third quarter of 2013.

New Business

In addition to the major Government R&D awards ($6.8M) announced in Q3, we have delivered or taken orders for prototypes of our new Digital SVGA and SXGA096 displays from major global customers who have selected or are considering these displays for upcoming new products.  We have also seen increasing interest in all of our high brightness displays, and have delivered or booked orders for prototype high and ultrahigh brightness color and monochrome (XLS, ULT, and XLT) displays, confirming that these displays offer advantages for applications that use low efficiency optical systems or must provide augmented reality in the daytime such as avionics and commercial data glasses applications.  We also have booked a number of small development/R&D contracts from companies investing in eMagin’s OLED display technology for proprietary products.  In addition, during the quarter we received two major follow on orders from two different long standing customers which will have significant deliveries continuing into 2015.

New Technology Development

During the third quarter significant progress was made towards demonstrating a full color ultra-high brightness OLED microdisplay. A new direct patterning tool was acquired during the second quarter for this purpose. The tool was made operational in the third quarter. Using this tool, a full color WUXGA resolution OLED microdisplay was fabricated. This display was tested and demonstrated to a few select potential customers. The maximum luminance achieved was 7,000 nits, which is the highest brightness ever for an OLED display of any size or resolution. Also, during the third quarter, three US government grants were awarded to eMagin with a total value in excess of $6.8 million. These grants are directed towards making the full color high resolution ultra-high brightness OLED microdisplays manufacturable. Upon the completion of the program, eMagin will then produce full color OLED microdisplays that will have brightness in excess of 10,000 cd/m2 (3,000 fl) or “nits” with a contrast of at least 10,000:1 and resolutions higher than 1920x1200 pixels. In addition, a highly improved backplane technology will be developed. This advanced backplane will enable significant performance improvements in the OLED device including more than 30% reduction in power consumption compared to the existing OLED backplane technology.

New Product Development

The production qualification of our new DSVGA display was completed in the second quarter. We began shipping production quantities of the DSVGA in Q3. This display is targeted to replace the long-running SVGA+ display with our latest digital technology and product improvements. First prototypes of our SXGA096 product are scheduled to be available by the end of fourth quarter. The SXGA096 will provide the high resolution on a SXGA display but with a smaller form factor and lower cost of production than larger pixel SXGA displays.

We are developing an Immersive Head Mounted Display (“IHMD”) headset. This IHMD incorporates eMagin’s latest high-resolution OLED micro-displays and patented optics and enables a paradigm shift in the look and performance of our Virtual Reality (“VR”) HMD. The OLED microdisplay is the fundamental reason that eMagin’s IHMD is half the weight and size of its VR HMD counter parts. We have taken a non-traditional approach which results in a radically different form factor. The field of view (“FOV”) exceeds one hundred degrees and can have resolutions ranging from one mega pixels per eye (“MP/eye”) to four MP/eye. The IHMD incorporates proprietary features not found on other VR HMDs such as a “flip-up” viewer capability. The first prototype is expected to be completed at the end of 2014 and will have a resolution of 4MP/eye, nearly 4 times that of other VR HMDs known to us. We believe there are a wide range of VR applications for this IHMD from gaming, medical, architecture, and 3D design to education and military training and simulation. This first product will target the high-end gaming market. This is the latest HMD in a line of systems developed by eMagin that began with our Z-800 launched in mid-2005 that received the Consumer Electronics Show (CES) Innovations award for Best New Display and Best New Gaming Device for 2006.

At October 31, 2014, we had a total of 82 employees, of which 78 were full-time employees as compared to a total of 111 employees, of which 107 were full-time employees at December 31, 2013.

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

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. In September 2014, we purchased several patents for $290,000 which will be amortized over their remaining useful life. As of September 30, 2014, the weighted average remaining useful life of these patents was approximately 7.1 years.

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  At December 31, 2013, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our 2013 operating loss and projected cumulative loss through 2014, it was more likely than not that none of our deferred tax assets would be realized and therefore, recorded a full valuation allowance. As we incurred an operating loss for the nine month period ended September 30, 2014 and are still projecting a cumulative loss through 2014, it is still more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Product	$5,170	$5,770	$(600)	$18,385	$20,671	$(2,286)
Contract	$529	$559	$(30)	$609	$1,189	$(580)
Total revenue, net	$5,699	$6,329	$(630)	$18,994	$21,860	$(2,866)

Revenues for the three and nine months ended September 30, 2014 were approximately $5.7 million and $19.0 million, respectively, as compared to approximately $6.3 million and $21.9 million, respectively, for the three and nine months ended September 30, 2013.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware. For the three months ended September 30, 2014, product revenue decreased approximately $0.6 million or 10% as compared to the three months ended September 30, 2013. The revenue decrease was primarily due to fewer units shipped, partially offset by an increase in the average selling price per unit. Fewer days of production due to scheduled maintenance on the manufacturing line in the quarter was the primary cause of the lower output and fewer units shipped. We also had a couple customers delay delivery dates which postponed revenue to fourth quarter. For the nine months ended September 30, 2014, product revenue decreased $2.3 million or 11% as compared to the nine months ended September 30, 2013. The revenue decrease was primarily due to fewer units shipped, partially offset by an increase in the average selling price per unit.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts. For the three and nine months ended September 30, 2014, contract revenue decreased approximately $0.03 million and $0.6 million, respectively, as compared to the three months and nine months ended September 30, 2013. The decreases in the R&D contract revenue for both the three and nine months were primarily due to fewer active R&D contracts and less contract work completed during each period.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Product	$3,645	$3,848	$(203)	$12,814	$12,821	$(7)
Contract	$309	$256	$53	$335	$672	$(337)
Total cost of goods sold	$3,954	$4,104	$(150)	$13,149	$13,493	$(344)

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three and nine month period ended September 30, 2014 as compared to the three and nine month period ended September 30, 2013 decreased $0.2 million and $0.3 million, respectively.  Cost of goods sold as a percentage of revenues was 69% for both the three and nine month periods ended September 30, 2014 as compared to 65% and 62%, respectively, for the three and nine month periods ended September 30, 2013. The increase in third quarter 2014 from third quarter last year was due to lower yield, a lower volume of production and decreased revenues. The average cost per display increased in 2014 for both the three and nine month periods. This increase is primarily due to fewer displays produced compared to 2013. In the third quarter 2014, non-material manufacturing costs decreased and yield improved 13% but these improvements were offset by lower unit production resulting in a higher cost per unit.

The following table outlines product, contract and total gross profit and related gross margins for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Product revenue gross profit	$1,525	$1,922	$5,571	$7,850
Product revenue gross margin	29%	33%	30%	38%
Contract revenue gross profit	$220	$303	$274	$517
Contract revenue gross margin	42%	54%	45%	43%
Total gross profit	$1,745	$2,225	$5,845	$8,367
Total gross margin	31%	35%	31%	38%

The gross profit for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 decreased approximately $0.5 million and $2.5 million, respectively.   Gross profit is a function of revenues less cost of goods sold. Revenues decreased from 2013 in both the three and nine month periods. Lower yield and lower production volume increased the cost of goods per display resulting in lower gross profit in both the three and nine month periods. For both the three and nine months ended September 30, 2014, the gross margin was 31% as compared to 35% and 38%, respectively, for the three and nine months ended September 30, 2013.

The product gross profit for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 decreased approximately $0.4 million and $2.3 million, respectively.  Product gross margin was 29% and 30%, respectively, for the three and nine months ended September 30, 2014 down from 33% and 38%, respectively, for the three and nine month periods ended September 30, 2013.

The contract gross profit for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 decreased approximately $0.08 million and $0.2 million, respectively.  Contract gross margin for the three months ended September 30, 2014 decreased to 42% from 54%, for the same three month period in 2013. Contract gross margin for the nine months ended September 30, 2014 increased to 45% from 43% for the same nine month period in 2013.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)			(unaudited)
	($ in thousands)			($ in thousands)
Research and development expense	$957	$1,239	$(282)	$3,665	$3,882	$(217)
Percentage of net revenue	17%	20%		19%	18%
Selling, general and administrative expense	$1,819	$2,041	$(222)	$5,869	$6,358	$(489)
Percentage of net revenue	32%	32%		31%	29%
Total operating expenses	$2,776	$3,280	$(504)	$9,534	$10,240	$(706)
Percentage of net revenue	49%	52%		50%	47%

Research and Development.  Research and development expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold. R&D expenses for the three and nine months ended September 30, 2014 decreased approximately $0.3 million and $0.2 million, respectively, 23% and 6%, respectively, as compared to the three and nine months ended September 30, 2013. As a percentage of revenue, Q3 2014 decreased to 17% of revenue as compared to 20% for Q3 2013 and for the year 2014 increased to 19% as compared to 18% for the year 2013. The decrease in company-funded R&D expenses is due to expense being allocated to outside funded contracts, several started in Q3 2014.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2014 decreased approximately $0.2 million or 11% and $0.5 million or 8%, respectively, as compared to the three and nine months ended September 30, 2013. As a percentage of revenue, Q3 2014 and 2013 were both 32% and for the year 2014 increased to 31% as compared to 29% for the year 2013. These decreases in SG&A are due primarily to lower stock-based compensation expense and cost efficiencies implemented during 2014.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. For both the three and nine month periods ended September 30, 2014 and 2013, interest expense was approximately $11 thousand and $32 thousand, respectively.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available. Other income of which the majority is interest income for the three and nine months ended September 30, 2014 was approximately $6 thousand and $20 thousand, respectively, as compared to approximately $9 thousand and $45 thousand, respectively, for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

We had approximately $6.0 million of cash, cash equivalents, and investments at September 30, 2014 as compared to approximately $11.0 million at December 31, 2013. Of the $6.0 million in cash, approximately $1.25 million was invested in certificates of deposit (“CDs”).

Cash flow used in operating activities during the nine months ended September 30, 2014 was approximately $5.1 million, attributable to our net loss of approximately $3.7 million and change in operating assets and liabilities of $3.3 million of which net inventories was a change of approximately $1.9 million offset by our net non-cash expenses of $1.6 million. Cash flow provided by operating activities during the nine months ended September 30, 2013 was approximately $0.1 million, attributable to our net non-cash expenses of $5.8 million offset by our net loss of approximately $5.4 million and change in operating assets and liabilities of $0.3 million.

Cash provided by investing activities during the nine months ended September 30, 2014 was approximately $4.7 million of which net short-term investments proceeds were approximately $5.8 million offset primarily by equipment purchases of approximately $1.0 million. Presently, we have committed approximately $0.5 million for capital expenditures for the balance of 2014.  During the nine months ended September 30, 2013 approximately $0.8 million was used to purchase equipment and was offset by net short-term investments proceeds of $0.8 million.

Cash provided by financing activities during the nine months ended September 30, 2014 was approximately $1.1 million from option and warrant exercises as compared to $0.3 million related to option exercises during the nine month period ended September 30, 2013.

Credit Facility

At September 30, 2014, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable. The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand. The credit facility will automatically renew on September 1, 2015 for a one year term unless written notice is provided. We did not draw on our credit facility during the nine months ended September 30, 2014 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of September 30, 2014.

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At September 30, 2014, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and nine months ended September 30, 2014.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes from the risk factors during the nine months ended September 30, 2014.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November 2014.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer

