Form 10-K
period 2014-12-31
EMAGIN CORP
filed 2015-03-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15751

eMAGIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-1764501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2070 Route 52, Hopewell Junction, NY 12533

(Address of principal executive offices)

(845) 838-7900

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller
Smaller Reporting Company ☑			reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes  ☐    No ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE MKT of $2.23 was approximately $36.9 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of January 31, 2015 was 25,195,107.

DOCUMENTS INCORPORATED BY REFERENCE – Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

1

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I

ITEM 1. BUSINESS

Introduction

eMagin Corporation (“eMagin, “we,” “our,” or “us,”) is a leader in the manufacture of microdisplays using OLED (organic light emitting diode) technology. We design, develop, manufacture, and market OLED on silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer (“OEM”) customers to develop and market improved or new electronic products, especially products that are mobile and highly portable so that people have immediate access to information and may experience immersive forms of communications and entertainment.

We believe our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays (LCDs and LCOS) including greatly increased power efficiency, less weight, more compact size, negligible image smearing and dramatically higher contrast. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution, power efficient systems. Already proven in military and commercial systems, our portfolio of OLED microdisplays deliver high-resolution, flicker-free virtual images, working effectively even in extreme temperatures and high-vibration conditions We have developed our own intellectual property and accumulated over 10 years of manufacturing know-how to create high performance OLED microdisplays.

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

Prism Optics

High quality, large view lenses with a wide range for eye positioning are essential for using our displays in near-eye systems. We have developed advanced molded plastic prism lenses that permit our AMOLED microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers and are using them in certain of our own systems.

Our Market Opportunities

The markets we target broadly fall into the categories of military, industrial/medical, and consumer though many products serve multiple markets (“dual use”). Within each of these market sectors, we believe that our OLED microdisplays, when combined with compact optic lenses, will become a key component for a number of mobile electronic products. Many of these products employ head-wearable displays that incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as head-mounted displays (HMDs) or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest is due to accelerating the timetable to adapt such systems for military and commercial pilot’s aviation helmets and consumer virtual and augmented reality applications. Microdisplays are also widely used in camera viewfinders and some OLED microdisplays are being introduced in this market.

Military/Aviation

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

Situational Awareness. Situational awareness products include head-mounted displays that are used to display such things as digital map, sensor imagery and pilot aviation information.  Handheld imagers also provide improved situational awareness for surveillance and training. In certain situations these products are combined with a weapon system in order to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have been incorporated into both U.S. and foreign military situational awareness programs. The use of OLED microdisplays for aviation helmets is possible because of newly developed high brightness OLED technology at eMagin.

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

Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.   Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been the driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly for small handheld non-cooled systems. Fielded products incorporating eMagin OLED microdisplays include Northrop Grumman’s Lightweight Laser Designator Rangefinders (LLDR), Thales SOPHIE™ handheld thermal imagers, and Thales MINIE™, LUCIE™, and MONIE™ night vision goggles.

Training and Simulation. Our OLED microdisplays are used by OEMs for use with their simulation and training products.   The companies that incorporate our OLEDs in their training and simulation products include: Quantum 3D, Rockwell Collins, Intevac Vision Systems, and Sensics.

Our displays have been commercialized or prototyped for situational awareness and night vision/thermal imaging applications by military systems integrators including Elbit, L-3 Communications, Intevac Vision Systems, Nivisys, BAE Systems Technology, Qioptiq, Rockwell Collins, Saab, Sagem DS, and Thales, among many others, as well as for related operations such as urban security, fire and rescue.

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

Consumer

We believe that the most significant driver of the longer term near-eye virtual imaging microdisplay market is growing consumer demand for mobile access to larger volumes of information and entertainment in smaller packages. This desire for mobility has resulted in the development of mobile video personal viewer products in two general categories: (i) an emerging market for augmented reality electronic viewers incorporated in products such as data glasses and personal viewers for cell phones and (ii) an emerging market for immersive virtual reality headset-application platforms such as accessories for gaming computers, portable DVD systems and wearable telepresence systems.

As our OLED displays are manufactured in increasingly higher volumes at reduced costs, we believe that our OLED microdisplay products will be increasingly well positioned to compete with and displace liquid crystal displays in the rapidly growing consumer market as demand for higher-resolution and better image quality evolves to meet the wish for more sophisticated Personal Viewers. Examples of potential applications for mobile Personal Viewers include handheld personal computers and mobile devices, like smartphones, whose small, direct view screens limit the amount of information that can be displayed, but which are now capable of running software applications that would benefit from a larger display accessory, applications where hands-free viewing is desired, such as during maintenance activities and entertainment and gaming video headset systems, which permit individuals to privately view television, including HDTV, video CDs, DVDs and video games on virtual large screens or stereovision.

Our Products

Our first commercial microdisplay, SVGA+ OLED, was introduced in 2001.  In 2008, we introduced engineering samples of our SXGA OLED microdisplays and began selling significant quantities of the SXGA product in 2010. In late 2011, we began selling pre-production samples of the WUXGA OLED microdisplays. In early 2015, we released our Digital SVGA for production. eMagin OLED display products are being applied or considered for near-eye and headset applications in products to be manufactured by OEM customers for a wide variety of military, medical, industrial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs and offer design of customized displays with resolutions or features to meet special customer requirements.

SVGA+ OLED Microdisplay Series (Super Video Graphics Array of 852x600).  This 0.62 inch diagonal microdisplay has a resolution of 852x600 triad pixels (1.53 million picture elements). The display also has an internal NTSC monochrome video decoder for low power night vision systems. SVGA+ Rev3 OLED-XL microdisplay is a power efficient OLED display solution for near-eye personal viewer applications which uses less than 115 mW power in monochrome for thermal imaging applications, and lower than 175 mW at 400 cd/m2 (60Hz video at 70 cd/m2) for full color video. This microdisplay has simpler calibration over temperature and is ideal for demanding binocular luminance and color matching.

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

WUXGA OLED-XL (Widescreen Ultra eXtended Graphics Array, 1920 x 1200). Our WUXGA OLED-XL microdisplay provides higher resolution than most HD (High Definition) flat screen televisions. With a triad sub-pixel structure this display is built of 7,138,360 active dots at 3.2 microns each. The WUXGA OLED-XL is built upon the voltage pixel drive approach first developed for the SXGA OLED-XL which provides improved uniformity, ultra-high contrast (measured at greater than 100,000:1) and lower power. The advanced WUXGA design features eMagin’s proprietary “Deep Black” architecture that ensures that off-pixels are truly black, automatically optimizes contrast under all conditions, and delivers better pixel to pixel uniformity. The WUXGA OLED-XL includes a very low-power, low-voltage-differential-signaling (LVDS) serial interface and the overall display power requirement is typically less than 350 mW running standard video. Also included is eMagin’s proprietary motion enhancement technology which smoothes video display and virtually eliminates unwanted artifacts. Like the SXGA, the WUXGA provides a FPGA driver design available on a separate, lower power driver board, or as source code for integration into end product electronics giving OEM developers maximum versatility and flexibility. On-board circuitry ensures consistent color and brightness over a wide range of operating temperatures.

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

Digital SVGA OLED-XL. The Digital SVGA or DSVGA OLED-XL was just released for production in early 2015. This is an 800 x 600 display with 15 micron pixels and a 0.6 inch diagonal. It has all the benefits of eMagin’s other digital displays including lower power (100 mW monochrome and 135 mW color), high 10,000 to 1 contrast, and provides the highest operating luminance of any SVGA OLED microdisplay to the best of our knowledge.

Lens and Design Reference Kits. We offer a WF05 prism optic with mounting brackets or combined with OLED microdisplays to form an optic-display module. We provide Design Reference Kits, which include a microdisplay and associated electronics to help OEMs evaluate our microdisplay products and to assist their efforts to build and test new products incorporating our microdisplays.

Integrated Modules. We provide near-eye virtual imaging modules that incorporate our OLED-on-silicon microdisplays with our lenses and electronic interfaces for integration into OEM products. We have shipped customized modules to several customers, some of which have incorporated our products into their own commercial products.

Headsets (“HMDs”) Our Z800 3DVisors™ headset was discontinued in 2014 and will be replaced with our Immersive Head Mounted Display (IHMD), which we anticipate will be available in small quantities in 2015.

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

The U.S. Navy awarded eMagin a contract in 2011 for research and development of microdisplays using Silicon on Insulator technology. In 2012, we were awarded a follow-on contract for development of a high-brightness, high resolution microdisplay to be used for head-mounted avionics applications. Work on this contract continued throughout 2013 and was completed in 2014.

In 2014, eMagin was awarded several new R&D contracts totaling over $7 million. The largest of these was a contract to develop and produce an ultra-high resolution, high brightness, high contrast, full color OLED microdisplay at a low unit cost. This Defense-wide Manufacturing Science & Technology (DMS&T) award (also known as Mantech) is funded by the Under Secretary of Defense for Acquisition, Technology, and logistics (USD AT&L) and will be administered by the US Army RDECOM CERDEC Night Vision and Electronic Sensors Directorate (NVESD) Science and Technology (S&T) Division. The $6.3 million dollar contract will be executed over the next two years.

Our government contracts require us to conduct the research effort described in the statement of work section of the contract.  These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.  Approximately 4% of 2014 revenue was related to research contracts funded by the U.S. Government as compared to 3% in 2013.

Our Strategy

Our strategy is to strengthen our leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our experience and expertise in active matrix OLED technology.  We aim to provide microdisplays and complementary accessories to enable OEM customers to develop and manufacture new and enhanced electronic products. Some key elements of our strategy to achieve these objectives include the following:

•	Strengthen our technology leadership. As the first to exploit AMOLED microdisplays and the only benefactor of U.S. Government Contract Research and Development programs for OLED microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market. By continuing to invest in research and development, and protecting our intellectual property, we expect to further develop performance improvements and provide a competitive edge for our customers who integrate our displays into their end products.
•	Optimize microdisplay manufacturing efficiencies while protecting proprietary processes. We intend to reduce our production costs primarily through increasing manufacturing yield and lowering fixed costs through reduced cycle time and increased automation, as well as equipment upgrades. We outsource certain portions of microdisplay production, such as chip fabrication, to minimize both our costs and time to market. We intend to retain the OLED-related processes in-house, where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. We believe that this strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs.
•	Build and maintain strong design capabilities. We employ in-house design capabilities supplemented by outsourced design services. Building and maintaining this capability allows us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. Contracting third party design support to meet demand and for specialized design skills may also remain a part of our overall long term strategy. Given these capabilities we continue to look for opportunities to add value to our displays to increase revenue.
•	Leverage strategic relationships. External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas and solutions. In addition, we participate in industry associations such as Society Information Display (“SID”), FlexTech Alliance (formerly known as United States Display Consortium), OLED Association, Consumer Electronics Association, and the Association of the United States Army, among others. Furthermore, we have established a CRADA (Cooperative Research and Development Agreement) with the US Army/RDECOM/NVESD as of August 2010 for the purpose of evaluating and characterizing new and existing AMOLED microdisplay configurations. This agreement expires in 2015. We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our future research and development activities to satisfy our customers’ evolving requirements.

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

We market our products in North America, Asia, and Europe directly from our sales office located in our Bellevue, WA and Hopewell Junction, NY facilities. We also have distributors in China and Korea.

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

	For the Years Ended
	December 31,
Market	2014	2013
Commercial	23%	14%
Military	59%	68%
Commercial and Military	19%	18%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	For the Years Ended
	December 31,
Geographic Location	2014	2013
United States	51%	62%
International	49%	38%

In 2014, we had 10 customers that accounted for approximately 50% of our total revenue as compared to 10 customers that accounted for approximately 59% of our total revenue in 2013.  In 2014, we had no customer that accounted for more than 10% of our total revenue and in 2013, we had 2 customers that accounted for more than 10% of our total revenue.

Backlog

As of January 31, 2015, we had a backlog of approximately $8.5 million for purchases through December 2015. This backlog primarily consists of non-binding purchase orders and purchase agreements but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development. The majority of our backlog consists of non-binding purchase orders or purchase agreements for delivery over the next six months. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties.  We believe that the backlog metric is of limited utility in predicting future sales because many of our OEM customers operate on a ship-to-order basis. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing Facilities

Our manufacturing facilities are located at IBM's Microelectronics Division facility, known as the Hudson Valley Research Park, located about 70 miles north of New York City in Hopewell Junction, NY. We lease approximately 37,000 square feet of space which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room space, assembly space and administrative offices.

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

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. Although we currently have the equipment needed for profitable production in place, we purchased $1.5 million and $1.9 million in 2014 and 2013, respectively, of additional equipment mainly related to manufacturing and we plan to add $2.3 million of equipment in 2015 to increase capacity and yield and to meet expected demand for our microdisplays.

Competition

The industry in which we operate is highly competitive. We face competition from legacy technologies such as transmissive liquid crystal microdisplays (LCDs) and Liquid Crystal on Silicon (LCOS) displays as well as from alternative flat panel display technologies such as virtual scanning retinal displays. There are many large and small companies that manufacture or have in development, products based on these technologies. Kopin Corporation manufactures both transmissive and reflective LCDs and is currently our principal competitor.

There are a few manufacturers of high resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products. They are Yunnan OLiGHTECK Opto-Electronic Technology Co., Ltd. (Olightek) in China and MicroOLED in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher-level systems such as digital cameras and HMDs.  In the near-term we do not expect these companies to significantly affect our U.S. military business, however we anticipate some effect from this competition on our international and commercial business.

We may also compete with potential licensees of Universal Display Corporation or Global OLED Technology LLC, among others, each of which potentially can license OLED technology portfolios. If other new OLED-based companies enter our markets with directly relevant display designs and without manufacturing and reliability issues, we will face additional competition, though we believe that our progress to date in this area gives us a significant head start.

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

Intellectual Property

We believe we have developed a substantial intellectual property portfolio of patents, trade secrets and manufacturing know-how. It is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate.  The U.S. Government holds licenses to much of our technology as a result of its funding a significant portion of our research and development.

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

Employees

As of January 31, 2015, we had a total of 84 employees, of which 77 were full time.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our website address is www.emagin.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and all amendments to such reports filed under the Securities and Exchange Act after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, eMagin Corporation, 2070 Route 52, Hopewell Junction, NY 12533.

We also post on our website the charters of our Audit, Compensation, Governance and Nominating committees, our Code of Ethics and any amendments of or waiver to such code of ethics, and other corporate governance materials recommended by the SEC as they occur, as well as earnings press releases and other business-related press releases.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock.   The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, should they materialize, and you may lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have had losses in the past and may incur losses in the future.

Our accumulated deficit is approximately $207 million as of December 31, 2014.   We can give no assurances that we will be profitable in the future. We cannot assure investors that we will sustain profitability or that we will not incur operating losses in the future.

We may not be able to execute our business plan due to a lack of cash from operations.

We anticipate that our cash from operations will be sufficient to meet our requirements over the next twelve months.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we may have to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that if additional financing is necessary, that it will be available, or if available, that it will be on acceptable terms.

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

RISKS RELATED TO OUR STOCK

The substantial number of shares that are or will be eligible for sale could cause our common stock price to decline even if we are successful.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 2015, we have outstanding common shares of 25,195,107 plus (i) options to purchase 4,517,855 shares, and (ii) convertible preferred stock to acquire 7,545,333 shares of common stock. If a significant number of our outstanding options are exercised, you may experience a substantial dilution in your percentage ownership of our company.

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

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $1.86 on October 8, 2014 to a high of $3.38 on January 10, 2014. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

As of January 31, 2015, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 20% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, owned approximately 13% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 5% of our outstanding voting stock.  Together such shareholders owned approximately 38% of our outstanding voting stock.  As a result, these shareholders, if they act together, may be able to exert a significant degree of influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Further, if these shareholders act together with another shareholder, Ginola Limited, which has common directors with Mount Union Corp., Chelsea Trust Company and Crestflower Corporation, as of January 31, 2015, they would collectively have represented approximately 47% of our outstanding voting stock.  This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.   Nevertheless, the ability to influence the election of the Board of Directors or otherwise have influence does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our manufacturing facility and corporate headquarters are located in Hopewell Junction, NY, where we lease approximately 37,000 square feet from IBM.  The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. The lease expires in 2019.  We lease approximately 1,800 square feet of office space for design and product development in Santa Clara, CA and the lease expires in 2015. We have an administrative office in Bellevue, WA with a month-to-month leased space of approximately 1,500 square feet.

We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces or additional spaces as necessary under acceptable terms. See Note 11 to the Consolidated Financial Statements for more information about lease commitments.

ITEM 3. LEGAL PROCEEDINGS

On January 13, 2014, Global OLED Technology, LLC (“GOT”) filed a complaint against eMagin in the New York State Supreme Court sitting in Dutchess County, NY seeking damages for unpaid annual minimum royalties, unpaid royalties on net sales of certain licensed products, unpaid interest, and damages for breach of confidentiality provisions, in each case allegedly arising under a certain license agreement. GOT also sought a declaratory judgment mandating specific performance of the parties obligations under the license agreement in accordance with the terms and conditions thereof, a full accounting of net sales thereunder and recoupment of reasonable costs and attorneys’ fees. Following the filing of the complaint, GOT and eMagin engaged in discussions in attempts to amicably resolve the dispute between the parties without the costs associated with a lengthy litigation. We recorded a $0.5 million liability on our Consolidated Balance Sheets as of December 31, 2013 and a selling, general and administrative expense on our Consolidated Statements of Operations for the year ended December 31, 2013 as a reasonable estimate of the loss contingency related to this matter.

On April 29, 2014, eMagin and GOT entered into a settlement agreement resolving the matter in full.  Pursuant to the settlement agreement, the parties agreed to terminate the patent license agreements entered into in 1998 and 1999, respectively, between FED Corporation (predecessor to eMagin) and Eastman Kodak Company (predecessor to GOT), in exchange for mutual releases and the payment by eMagin of a one-time settlement amount, substantially all of which was recorded as an expense by eMagin as described above. In addition, the parties agreed to dismiss with prejudice the lawsuit commenced by GOT in January 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT under the symbol “EMAN”.   The following table shows the quarterly high and low sale prices per share of our common stock for each period indicated and the cash dividend declared per share of our common stock.

	High	Low
2014:
First quarter	$3.55	$2.20
Second quarter	$2.92	$2.17
Third quarter	$2.81	$2.01
Fourth quarter	$2.78	$1.86

2013:
First quarter	$4.10	$3.10
Second quarter	$4.00	$3.00
Third quarter	$3.77	$2.76
Fourth quarter	$3.07	$2.50

As of January 31, 2015, there were 294 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There were no declared dividends in 2014 and 2013. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain future profits for use in the development and expansion of our business and for general corporate purposes.

Recent Issuances of Unregistered Stock

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three month period ended December 31, 2014.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2014:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders - 2013 Incentive Stock Plan	438,330	$2.67	1,061,670
Equity compensation plans approved by security holders - 2011 Incentive Stock Plan	1,100,842	$3.76	284,416
Equity compensation plans not approved by security holders - 2008 Incentive Stock Plan	572,502	$3.43	23,378
Equity compensation plans approved by security holders - Amended and Restated 2003 Employee Stock Option Plan	2,398,433	$4.17	—
	4,510,107		1,369,464

ITEM 6.  SELECTED FINANCIAL DATA

 Not applicable.

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

We have devoted significant resources to the development and commercial launch of our OLED microdisplay products into military, industrial and medical applications world-wide. First sales of our SVGA+ microdisplay began in May 2001 and we launched the SVGA-3D microdisplay in February 2002. In 2008 the SXGA microdisplay became our first digital display, and in 2011 we introduced the VGA OLED-XL, our lowest powered microdisplay, and the WUXGA OLED-XL which exceeds 1080p HD resolution.  As of January 31, 2015 and 2014, we had a backlog of approximately $8.5 and $13.4 million, respectively, in products ordered for delivery through December 31, 2015 and 2014, respectively.   This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, entertainment headsets, handheld Internet and telecommunication appliances, viewfinders, and wearable computers to be manufactured by original equipment manufacturer (OEM) customers.

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

In first quarter 2014, eMagin received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of our microdisplays shipped to these customers. This issue resulted in a delay of shipments to these customers which impacted revenue for 2014. Shipments to two of the three customers resumed in 2014. We are working with the third customer currently and expect to resume shipments to this customer in 2015.

Also in 2014, eMagin was awarded and began work on several new R&D contracts that will result in significant additional revenue beginning in 2014 and continuing in 2015 and 2016. The awards total over $7 million. There are three government programs: 1) to improve the backplane; 2) to increase the brightness of the OLED display and 3) the Mantech program, which was awarded to increase the efficiency of the OLED microdisplay manufacturing process. These R&D contracts are on schedule. Initial design work was completed for the improved backplane project. Preliminary tests to fabricate very low voltage, high brightness, OLED devices show encouraging results. Regarding the Mantech program an upgrade to the existing direct patterning tool was ordered in fourth quarter of 2014. This upgrade is for improving the performance of the devices fabricated using the existing direct patterning tool which will also improve the yield. The expected delivery time of the tool upgrade is first quarter 2015.

In early 2015, we released our Digital SVGA for production. This new product is aimed at replacing the analog SVGA+ and incorporates many improvements  related to image quality, contrast and power consumption that have already been demonstrated in our latest products. In addition, the SXGA-096 microdisplay was redesigned in 2014 to improve system integration and extend its operating capabilities to take advantage of the new OLED technology improvements being developed by us. The first samples were successfully validated in the second half of 2014 and product qualification is expected to complete during the first half of 2015. Also, we have successfully completed development of a custom, high brightness display for use in high performance aviation applications. Development efforts will continue over the next year as platform tests are completed.

In 2014, we also initiated the development of a new, highly advanced headset (also known as a “head-mounted display” or “HMD”). The headset is for virtual reality (“VR”) type uses and can be used for gaming, simulation and other immersive VR applications. We believe our headset will be superior to competitive products in the marketplace. Prototypes are expected to be completed in first quarter 2015.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, deferred tax asset valuation allowances, fair value of financial instruments, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  Long-term investments are stated at cost which approximates fair value.

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2014, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2014, the plan had not been implemented.

The 2008 Incentive Stock Plan (“the 2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2008 Plan has an aggregate of 2 million shares.  In 2014, there were no options granted from this plan.

The 2011 Incentive Stock Plan adopted and approved by the shareholders on November 3, 2011 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   On June 7, 2012, at our Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan (“the 2011 Plan”). The 2011 Plan has an aggregate of 1.4 million shares.  In 2014, there were no options granted from this plan.

The 2013 Incentive Stock Plan (“the 2013 Plan”) adopted and approved by the shareholders on May 17, 2013 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2013 Plan has an aggregate of 1.5 million shares.  In 2014, there were 404,113 options granted from this plan.

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

In determining future taxable income, assumptions are made to forecast operating income, the reversal of temporary timing differences and the implementation of tax planning strategies.  Management uses significant judgment in the assumptions it uses to forecast future taxable income which are consistent with the forecasts used to manage the business.  Realization of the deferred tax asset is dependent upon future earnings, with respect to which there is uncertainty as to the timing.

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  From inception through 2009, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income to utilize them.  In 2010, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our cumulative taxable income over the past three years and expected profitability in 2011 through 2013 that certain of our deferred tax assets were more likely than not realizable through future earnings. Accordingly, we reduced our valuation allowance by $9.1 million and recorded a corresponding tax benefit of $9.1 million.  At December 31, 2011, we determined based on the weight of the available evidence, both positive and negative, it was more likely than not that $8.2 million of our deferred tax asset will be realized and no additional valuation allowance was released.

In 2012, we determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our continued profitability and our forecasted earnings in 2013 through 2017 that certain of our deferred tax assets were more likely than not realizable through future earnings. Accordingly, we increased our deferred tax asset to $8.8 million by recording a $0.7 million reduction of our deferred tax asset valuation allowance and recorded a corresponding tax benefit of $0.7 million. In 2013, we had an operating loss and a projected cumulative loss through 2014 thus it was more likely than not that any of our deferred tax assets would be realized therefore, we recorded a full valuation allowance and income tax expense of $8.9 million. In 2014, we incurred an operating loss and have a cumulative loss therefore it is more likely than not that none of our deferred tax assets will be realized and therefore, we maintained a full valuation allowance against our deferred tax assets.

Our effective income tax rate was an expense of 0% and 171%, respectively, in 2014 and 2013. The year over year change in our effective tax rate was primarily due to the recognition of a full valuation allowance on our deferred tax asset in 2013.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

Consolidated Statements of Operations Data:

	As a Percentage of Total Revenue
	Years Ended December 31,
	2014	2013
Revenue	100%	100%
Cost of goods sold	71	70
Gross profit	29	30
Operating expenses:
Research and development	18	18
Selling, general and administrative	31	31
Total operating expenses	49	49
Loss from operations	(20)	(19)
Other income (expense), net	—	—
Loss before income taxes	(20)	(19)
Income tax expense (benefit)	—	32
Net loss	(20)%	(51)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

	For the Years Ended
	December 31,
	2014	2013	Change
	(in thousands)

Product	$24,061	$26,315	$(2,254)
Contract	$1,654	$1,675	$(21)
Total revenue, net	$25,715	$27,990	$(2,275)

Revenues decreased approximately $2.3 million to a total of approximately $26.0 million for the year ended December 31, 2014 from approximately $28.0 million for the year ended December 31, 2013, an 8% decrease. In 2014, product revenue decreased as there was an 18% decrease in the number of displays sold offset by an 11% increase in the average selling price as compared to 2013. Contract revenue was relatively unchanged year over year.

Cost of Goods Sold

	For the Years Ended
	December 31,
	2014	2013	Change
	(in thousands)

Product	$17,384	$18,573	$(1,189)
Contract	$946	$991	$(45)
Total cost of goods sold	$18,330	$19,564	$(1,234)

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance on contracts.

Cost of goods sold for the year ended December 31, 2014 was approximately $18.3 million as compared to approximately $19.6 million for the year ended December 31, 2013, a decrease of approximately $1.2 million.  Cost of goods sold as a percentage of revenues was 71% for the year ended December 31, 2014 up from 70% for the year ended December 31, 2013 which is a result of a higher cost per display in 2014, partially offset by a higher average selling price. Depreciation increased $0.3 million due to the installation of new equipment.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Years Ended
	December 31,
	2014	2013

Product revenue gross profit	$6,677	$7,742
Product revenue gross margin	28%	29%
Contract revenue gross profit	$708	$684
Contract revenue gross margin	43%	41%
Total gross profit	$7,385	$8,426
Total gross margin	29%	30%

In 2014, total gross profit decreased approximately $1.0 million or 12%. Product revenue gross profit decreased approximately $1.1 million. Gross margin was 29% for the year ended December 31, 2014 down slightly from 30% for the year ended December 31, 2013. Product gross margin decreased from 29% in 2013 to 28% in 2014 due to a higher cost per display, partially offset by a higher average selling price in 2014. Contract gross margin increased from 41% in 2013 to 43% in 2014. Contract gross margin is dependent upon the mix of internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

	For the Years Ended
	December 31,
	2014	2013	Change
	($ in thousands)

Research and development expense	$4,511	$5,023	$(512)
Percentage of net revenue	17%	18%
Selling, general and administrative expense	$8,125	$8,605	$(480)
Percentage of net revenue	32%	31%
Total operating expenses	$12,636	$13,628	$(992)
Percentage of net revenue	49%	49%

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2014 were approximately $4.5 million as compared to approximately $5.0 million for the year ended December 31, 2013, a decrease of approximately $0.5 million.  The decrease in company-funded R&D expenses is due to expense being allocated to external funded contracts and lower non-cash compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel costs, professional services fees, as well as other marketing, general corporate and administrative expenses.  Selling, general and administrative expenses for the years ended December 31, 2014 were approximately $8.1 million as compared to approximately $8.6 million for the year ended December 31, 2013, a decrease of approximately $0.5 million. For the year ended December 31, 2014 as compared to 2013, there was a decrease in non-cash compensation and personnel costs offset by an increase in bad debt expense.

Other Income (Expense)

Other income (expense), net consists primarily of interest income earned on investments, interest expense, and gain or loss on sale of assets. For the years ended December 31, 2014 and 2013, interest expense net of capitalization was $28 thousand and $31 thousand, respectively. We have no debt upon which we are incurring interest expense; however, we pay fees to keep our line of credit available. Other income for the years ended December 31, 2014 and 2013 was $22 thousand and $50 thousand, respectively, with the majority of change related to a decrease in interest income earned on investments.

Income Tax Expense (Benefit)

For the years ended December 31, 2014 and 2013, income tax expense was approximately $0 and $8.9 million, respectively. In 2013, as a result of our recent history of operating losses, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the deferred tax assets and as a result, we recorded a full valuation allowance.

Net Loss

Net loss was approximately $5.3 million and $14.1 million for the years ended December 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $6.0 million of cash, cash equivalents, and investments as compared to $11.0 million at December 31, 2013.  As of December 31, 2014, we had approximately $5.3 million of cash and cash equivalents as compared to $4.0 million as of December 31, 2013, an increase of $1.3 million.  The increase in cash was primarily due to cash provided by investing and financing activities of $6.0 million offset by cash used in operating activities of approximately $4.7 million.

For the year ended December 31, 2014, operating activities used $4.7 million in cash, which was attributable to our net loss of approximately $5.3 million and the change in operating assets and liabilities of $2.4 million offset by approximately $3.0 million from the net non-cash expenses.  For the year ended December 31, 2013, operating activities used $0.8 million in cash, which was attributable to our net loss of approximately $14.1 million offset by approximately $11.8 million from the net non-cash expenses and the change in operating assets and liabilities of $1.5 million.

For the year ended December 31, 2014, investing activities provided approximately $4.6 million in cash of which approximately $6.3 million was from net investments maturing offset by approximately $1.5 million of equipment purchases primarily for upgrading our production line and $0.2 million to purchase intangible assets.  For the year ended December 31, 2013, investing activities provided approximately $0.1 million in cash of which approximately $2.0 million was from net investments maturing and approximately $1.9 million purchased equipment primarily for upgrading our production line.

For the year ended December 31, 2014, financing activities provided approximately $1.3 million in cash from the exercise of warrants and stock options. For the year ended December 31, 2013, financing activities provided approximately $0.4 million in cash from the exercise of stock options.

Credit Facility

At December 31, 2014, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2015 for a one year term unless written notice to terminate the credit facility is provided by either party.  We did not draw on our credit facility in 2014 or at any time since its inception in September 2010.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of December 31, 2014.

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

Dividends and Stock Repurchase Plan

In the years ended December 31, 2014 and 2013, no dividends were declared or paid. It is our intention to retain future profits for use in the development and expansion of our business and for general corporate purposes. Future decision to pay cash dividends are at the discretion of our Board of Directors.

In August 2011, eMagin’s Board of Directors approved a stock repurchase plan authorizing us to repurchase common stock not to exceed $2.5 million in total value.  No shares were repurchased in 2014. As of December 31, 2014, approximately $2.0 million remained under the stock repurchase plan.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$3,968	$911	$1,769	$1,288
Line of credit	9	9	—	—
Equipment purchase obligations	402	402	—	—
Purchase obligations (a)	2,936	2,491	445	—
Total	$7,315	$3,813	$2,214	$1,288

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At December 31, 2014, we have not withdrawn any funds under our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended December 31, 2014.

Foreign currency exchange rate risk

We do not have any material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

eMagin Corporation and Subsidiary

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of eMagin Corporation and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Seattle, Washington

March 12, 2015

eMAGIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$5,290	$4,032
Investments	750	6,250
Accounts receivable, net	4,044	4,319
Inventories, net	4,586	3,434
Prepaid expenses and other current assets	656	745
Total current assets	15,326	18,780
Long-term investments	—	750
Equipment, furniture and leasehold improvements, net	9,417	9,119
Intangibles and other assets	382	27
Total assets	$25,125	$28,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$1,470
Accrued compensation	1,145	1,155
Other accrued expenses	812	1,436
Advance payment	74	155
Deferred revenue	331	66
Other current liabilities	664	395
Total current liabilities	4,053	4,677

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 25,195,107 shares as of December 31, 2014 and 23,928,619 as of December 31, 2013	25	24
Additional paid-in capital	228,380	226,051
Accumulated deficit	(206,833)	(201,576)
Treasury stock, 162,066 shares as of December 31, 2014 and 2013	(500)	(500)
Total shareholders’ equity	21,072	23,999
Total liabilities and shareholders’ equity	$25,125	$28,676

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended
	December 31,
	2014	2013
Revenue:

Product	$24,061	$26,315
Contract	1,654	1,675
Total revenue, net	25,715	27,990

Cost of goods sold:

Product	17,384	18,573
Contract	946	991
Total cost of goods sold	18,330	19,564

Gross profit	7,385	8,426

Operating expenses:

Research and development	4,511	5,023
Selling, general and administrative	8,125	8,605
Total operating expenses	12,636	13,628

Loss from operations	(5,251)	(5,202)

Other income (expense):
Interest expense, net	(28)	(31)
Other income, net	22	50
Total other income (expense), net	(6)	19
Loss before provision for income taxes	(5,257)	(5,183)
Provision for income taxes	—	8,884

Net loss	$(5,257)	$(14,067)

Loss per share, basic	$(0.22)	$(0.60)
Loss per share, diluted	$(0.22)	$(0.60)

Weighted average number of shares outstanding:

Basic	24,376,259	23,639,554

Diluted	24,376,259	23,639,554

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2012	5,659	$—	23,674,541	$24	(150,000)	$(463)	$223,575	$(187,509)	$35,627
Exercise of common stock options	—	—	254,078	—	—	—	394	—	394
Stock based compensation	—	—	—	—	—	—	2,082	—	2,082
Purchase of treasury stock	—	—	—	—	(12,066)	(37)	—	—	(37)
Net loss	—	—	—	—	—	—	—	(14,067)	(14,067)
Balance, December 31, 2013	5,659	$—	23,928,619	$24	(162,066)	$(500)	$226,051	$(201,576)	$23,999
Exercise of common stock options	—	—	266,488	—	—	—	275	—	275
Exercise of common stock warrants	—	—	1,000,000	1	—	—	1,029	—	1,030
Stock based compensation	—	—	—	—	—	—	1,025	—	1,025
Net loss	—	—	—	—	—	—	—	(5,257)	(5,257)
Balance, December 31, 2014	5,659	$—	25,195,107	$25	(162,066)	$(500)	$228,380	$(206,833)	$21,072

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,257)	$(14,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,181	905
Increase (reduction) in provision for doubtful accounts	582	(86)
Amortization of bond premium	—	20
Inventory reserve	202	24
Stock-based compensation	1,025	2,082
Loss (gain) on sale of asset	8	(9)
Deferred income taxes	—	8,881
Changes in operating assets and liabilities:
Accounts receivable	(307)	922
Inventories, net	(1,355)	(235)
Prepaid expenses and other current assets	8	—
Advance payments	(81)	83
Deferred revenue	265	6
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	(957)	676
Net cash used in operating activities	(4,686)	(798)
Cash flows from investing activities:
Purchase of equipment	(1,479)	(1,927)
Proceeds from sale of asset	8	15
Purchase of intangibles	(140)	—
Maturities of investments	8,250	14,000
Purchase of investments	(2,000)	(12,000)
Net cash provided by investing activities	4,639	88
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,305	394
Purchase of treasury stock	—	(37)
Net cash provided by financing activities	1,305	357
Net increase (decrease) in cash and cash equivalents	1,258	(353)
Cash and cash equivalents, beginning of period	4,032	4,385
Cash and cash equivalents, end of period	$5,290	$4,032

Cash paid for interest, net of amount capitalized of $13 and $11 thousand in 2014 and 2013, respectively	$—	$1
Cash paid for taxes	$—	$101

Non-cash investing activities:

Intangible assets - patents	$150	$—

See notes to Consolidated Financial Statements.

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

Use of estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, deferred tax asset valuation allowances, fair value of financial instruments, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended
	December 31,
	2014	2013
Beginning balance	$394	$276
Warranty accruals	760	425
Warranty usage	(491)	(307)
Ending balance	$663	$394

Research and development expenses

Research and development costs are expensed as incurred.

Cash and cash equivalents

All highly liquid instruments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Investments

Investments consist of FDIC-insured certificates of deposit which the Company classifies as held-to-maturity since it has the positive intent and ability to hold them until maturity and the investments are carried at amortized cost.  As of December 31, 2014 and 2013, the held-to-maturity investments were $0.75 million and $7 million, respectively, maturing within 6 months and 18 months, respectively.

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

Intangible assets

The Company’s intangible assets are patents that are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. During 2014, the Company purchased several patents for $290 thousand which will be amortized over their remaining useful life. The net book value of all intangible assets was $301 thousand at December 31, 2014. The accumulated amortization as of December 31, 2014 was $54 thousand. As of December 31, 2014, the weighted average remaining useful life of the patents was approximately 6.9 years.

Total intangible amortization expense was approximately $16 thousand and $4 thousand for each of the years ended December 31, 2014 and 2013, respectively.   Estimated amortization expense for the next five years, beginning with 2015, is as follows: $58 thousand, $54 thousand, $54 thousand, $54 thousand, $32 thousand and thereafter, $49 thousand.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.  There was no advertising expense for the years ended December 31, 2014 and 2013.

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

For the years ended December 31, 2014 and 2013, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the years ended December 31, 2014 and 2013 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Years Ended December 31,
	2014	2013
Options	4,510,107	4,597,186
Warrants	—	1,000,000
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	12,055,440	13,142,519

Comprehensive income (loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss). The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2014 and 2013. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

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

Note 3: Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2014	2013

Accounts receivable	$4,717	$4,464
Less allowance for doubtful accounts	(673)	(145)
Accounts receivable, net	$4,044	$4,319

Note 4:  Inventories, net

The components of inventories were as follows (in thousands):

	December 31,
	2014	2013

Raw materials	$2,506	$1,905
Work in process	1,086	987
Finished goods	1,291	637
Total inventories	4,883	3,529
Less inventory reserve	(297)	(95)
Total inventories, net	$4,586	$3,434

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Vendor prepayments	$152	$52
Other prepaid expenses*	504	693
Total prepaid expenses and other current assets	$656	$745

*No individual amounts greater than 5% of current assets.

Note 6 – Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2014	2013
Computer hardware and software	$1,410	$1,391
Lab and factory equipment	13,084	10,760
Furniture, fixtures and office equipment	344	329
Assets under capital leases	66	66
Construction in progress	1,905	2,801
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	17,282	15,820
Less: accumulated depreciation	(7,865)	(6,701)
Equipment, furniture and leasehold improvements, net	$9,417	$9,119

Depreciation expense was $1.2 million and $900 thousand for the years ended December 31, 2014 and 2013, respectively.  Assets under capital leases are fully amortized.

Note 7– Debt

For the years ended December 31, 2014 and 2013, interest expense includes interest paid, capitalized or accrued of approximately $42 thousand on outstanding debt.

Line of Credit

At December 31, 2014, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.

The terms of the line of credit are: the minimum monthly interest payment is $1 thousand; the interest rate is Prime plus 4% but not less than 7.25%; and the early termination fee is $6 thousand. The renewal date of the line of credit is September 1, 2015.

In 2014 and 2013, the Company paid $30 thousand in loan fees to Access which were charged to prepaid expense and amortized over the life of the agreement.  The Company’s obligations under the agreement are secured by its assets.   As of December 31, 2014, the Company had not borrowed on its line of credit.

Note 8 - INCOME TAXES

Net loss before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Domestic	$(5,257)	$(5,183)
Total	$(5,257)	$(5,183)

The federal and state income tax provision is summarized as follows (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Current:	$	$
Federal	-	1
State	-	2
Total current tax expense	-	3
Deferred:
Federal	-	8,803
State	-	78
Total deferred tax expense	-	8,881
Total tax expense	$-	$8,884

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$37,635	$36,284
Research and development tax credit carryforwards	2,214	1,979
Stock based compensation	3,922	3,665
Other provision and expenses not currently deductible	1,093	755
Total deferred tax assets	44,864	42,683
Deferred tax liabilities:
Depreciation and amortization	(682)	(374)
Prepaid expenses	(145)	(191)
Total deferred liabilities	(827)	(565)
Less valuation allowance	(44,037)	(42,118)
Net deferred tax asset	$—	$—

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

In 2013, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s recent operating loss in 2013 and a projected cumulative loss through 2014, it was more likely than not that none of its deferred tax assets will be realized. Therefore, it recorded a full valuation allowance and recorded income tax expense of $8.9 million. In 2014, the Company had an operating loss and cumulative loss and it determined it is still more likely than not that none of its deferred tax assets would be realized and therefore it maintained a full valuation allowance.

As of December 31, 2014 and 2013, the Company had net deferred tax assets before its valuation allowance of approximately $44 million and $42.1 million, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1.3 million at December 31, 2014.

During the year ended December 31, 2014, the Company did not utilize its prior years’ net operating loss carryforwards.   As of December 31, 2014, eMagin has federal and state net operating loss carryforwards of approximately $114.1 million and $1.2 million, respectively. The federal research and development tax credit carryforwards are approximately $2.2 million. The federal net operating losses and tax credit carryforwards will expire as follows:

	Net	Research and
	Operating	Development
	Losses	Tax Credits
	(in millions)
2018-2021	$44.6	$0.8
2022-2025	42.8	—
2026-2034	26.7	1.4
	$114.1	$2.2

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2014	2013
U.S. Federal income tax expense at federal statutory rate	34%	34%
Change in valuation allowance	(37)	(214)
Change in effective state tax rate	(2)	1
Credits	5	8
Effective tax rate	—%	(171)%

The Company did not have unrecognized tax benefits at December 31, 2014 and 2013.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, California, Florida, and New York.  Due to the Company's operating losses, all tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

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

As of December 31, 2014 and 2013, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $275 thousand and $394 thousand for the exercise of 266,488 and 254,078 stock options during the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the Company received approximately $1.0 million from the exercise of 1 million warrants. There were no warrants exercised during 2013.

During the year ended December 31, 2014, the Company did not repurchase stock and during the year ended December 31, 2013, the Company repurchased 12,066 shares at an average cost of $2.99 per share. At December 31, 2014, there was approximately $2.0 million remaining under the stock repurchase plan.

Note 10:  Stock Compensation

Employee stock purchase plan

In 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2014, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2014, the plan had not been implemented.

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

The 2008 Incentive Stock Plan (the “2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2 million shares.  In 2014, there were no options issued from the 2008 Plan.

The 2011 Incentive Stock Plan (the “2011 Plan”) was approved by the Company’s shareholders on November 3, 2011.  The 2011 Plan provides for grants of common stock and options to purchase common stock to employees, officers, directors and consultants.  The Board of Directors reserved 1.4 million shares of common stock for issuance under the 2011 Plan. On June 7, 2012, at the Company’s Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan which eliminated the evergreen provision and prohibits the repricing or exchange of stock options without shareholder approval. In 2014, there were no options issued from the 2011 Plan.

The 2013 Incentive Stock Plan (the “2013 Plan”) adopted and approved by the shareholders on May 17, 2013 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2013 Plan has an aggregate of 1.5 million shares.  In 2014, there were 404,113 options granted from this plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2014 and 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,597,186	$3.82
Options granted	404,113	2.63
Options exercised	(266,488)	1.03
Options forfeited	(109,055)	3.89
Options cancelled or expired	(115,649)	5.84
Outstanding at December 31, 2014	4,510,107	$3.83	3.93	$1,292,171
Vested or expected to vest at December 31, 2014 (1)	4,493,527	$3.83	3.93	$1,291,519
Exercisable at December 31, 2014	4,095,661	$3.87	3.89	$1,246,530

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2014, there were 1,369,464 shares available for grant under the 2013, 2011, and 2008 Plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2014 for the options that were in-the-money.  As of December 31, 2014 there were 1,337,104 options that were in-the-money.   The Company’s closing stock price was $2.32 as of December 31, 2014. The Company issues new shares of common stock upon exercise of stock options.  The intrinsic value of the 2014 options exercised was $0.4 million of which $0.2 million is an excess tax benefit.

Stock- based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Cost of revenue	$154	$285
Research and development	262	566
Selling, general and administrative	609	1,231
Total stock compensation expense	$1,025	$2,082

At December 31, 2014, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Years Ended
	December 31,
	2014	2013
Dividend yield	0%	0%
Risk free interest rates	0.78 – 1.85%	0.35 - 1.48%
Expected volatility	59.1 to 67.8%	63 to 74%
Expected term (in years)	3.25 to 5.0	3.5 to 5.0

The weighted average fair value per share for options granted in 2014 and 2013 was $1.25 and $1.81, respectively.

There was no dividend declared and paid in 2014. Though the Company paid a special one-time dividend in 2012, the Company does not expect to pay dividends in the near future therefore it used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Warrants

At December 31, 3014, there were no warrants outstanding and at December 31, 2013, there were 1 million warrants to purchase shares of common stock outstanding and exercisable at an exercise price of $1.03 with an expiration date of June 22, 2014.

Note 11:  Commitments and Contingencies

Royalty Payments

On January 13, 2014, Global OLED Technology, LLC (“GOT”) filed a complaint against the Company in the New York State Supreme Court sitting in Dutchess County, NY seeking damages for unpaid annual minimum royalties, unpaid royalties on net sales of certain licensed products, unpaid interest, and damages for breach of confidentiality provisions, in each case allegedly arising under a certain license agreement. GOT also sought a declaratory judgment mandating specific performance of the parties obligations under the license agreement in accordance with the terms and conditions thereof, a full accounting of net sales thereunder and recoupment of reasonable costs and attorneys’ fees. Following the filing of the complaint, GOT and the Company engaged in discussions in attempts to amicably resolve the dispute between the parties without the costs associated with a lengthy litigation. The Company recorded a $0.5 million liability on the Company’s Consolidated Balance Sheets as of December 31, 2013 and a selling, general and administrative expense on the Company’s Consolidated Statements of Operations for the year ended December 31, 2013 as a reasonable estimate of the loss contingency related to this matter.

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

Operating Leases

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York and Santa Clara, California.

The Company’s corporate headquarters and manufacturing facilities are leased from IBM in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires in May 2019. The Company leases approximately 1,800 square feet of office space for design and product development in Santa Clara, California and the lease expires in October 2015. In Bellevue, Washington, eMagin leases approximately 1,500 square feet on a month-to-month basis.

Rent expense was approximately $1.1 million and $1.2 million for years ended December 31, 2014 and 2013, respectively. The future minimum lease payments for the years 2015 through 2018 are $0.9 million annually and for 2019, $0.4 million.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.4 million at December 31, 2014.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. For the years ended December 31, 2014 and 2013, the matched contributions to the 401(k) Plan were $0.07 million and $0.1 million, respectively.

Employment agreements

2014

On May 13, 2014, the Company and Jerome T. Carollo executed an Amended and Restated Employment Agreement (the “Carollo Employment Agreement”), which amended and restated in its entirety the Executive Employment Agreement, effective as of March 21, 2011. Pursuant to the Employment Agreement, Mr. Carollo will continue to serve as the Company’s Senior Vice President, Business Development until May 13, 2016. Mr. Carollo is paid a base salary of $292,000 and received stock options valued at $50,000.

If the Company terminates Mr. Carollo’s employment without Cause, or if Mr. Carollo resigns from his employment for Good Reason, or if Mr. Carollo’s employment is terminated or significantly changed or his salary is decreased as a result of a Change of Control, then Mr. Carollo will be entitled to either the total amount of the base salary that remains unpaid, or monthly salary payments for twelve (12) months, based on his monthly rate of base salary at the date of such termination.  However, in lieu of the aforementioned monthly payments, the Company may in its sole discretion pay such payments in a single lump-sum. Mr. Carollo shall also be entitled to payment for accrued and unused vacation, the immediate vesting of any non-vested equity-related instruments granted under the Employment Agreement, and any bonuses which have accrued prior to the date of termination. If Mr. Carollo voluntarily resigns from his employment with the Company, other than for Good Reason as defined in the Employment Agreement, or if the Company terminates the his employment for Cause as defined in the Employment Agreement, then Mr. Carollo shall cease to accrue salary, paid time off, employee benefits and other compensation which would have become payable after the date of such resignation or termination, as applicable. See Note 14 – Subsequent Events.

Effective August 29, 2014, Gabriel G. Matus resigned as Senior Vice President, General Counsel, Secretary and Chief Ethics Officer of the Company and his Employment Agreement was terminated.

45

2013

On December 31, 2013 and effective as of January 1, 2014, the Company and Andrew G. Sculley, Jr. entered into an Amended and Restated Employment Agreement (the “Sculley Employment Agreement”), which amended and restated in its entirety the Executive Employment Agreement, dated as of June 1, 2011. Pursuant to the Sculley Employment Agreement, Mr. Sculley will continue serving as the Company’s President and Chief Executive Officer until June 30, 2016 unless it is terminated sooner pursuant to its terms. Under the Sculley Employment Agreement, Mr. Sculley is paid an annual salary of $410,000. Mr. Sculley may receive equity-related instruments on an annual basis in amounts and subject to vesting and other terms and conditions as the Board of Directors or Compensation Committee of the Board of Directors may determine. During the term of the Sculley Employment Agreement, the Company shall use its reasonable good faith efforts to cause Mr. Sculley to be elected to the Company’s Board of Directors.

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

On December 31, 2013 and effective as of January 1, 2014, the Company and Paul C. Campbell entered into an Amended and Restated Employment Agreement (the “Campbell Employment Agreement”), which amended and restated in its entirety the Executive Employment Agreement, dated as of May 8, 2012. Pursuant to the Campbell Employment Agreement, Mr. Campbell will continue serving as the Company’s Chief Financial Officer and Treasurer until December 31, 2015 unless it is terminated sooner pursuant to its terms. Under the Campbell Employment Agreement, Mr. Campbell is paid an annual salary of $335,000. Mr. Campbell may receive equity-related instruments on an annual basis in amounts and subject to vesting and other terms and conditions as the Board of Directors or Compensation Committee of the Board of Directors may determine.

Pursuant to the Campbell Employment Agreement, Mr. Campbell’s employment may be terminated by the Company with or without Cause (as defined in the Campbell Employment Agreement) and he may terminate his employment for Good Reason (as defined in the Campbell Employment Agreement), among other reasons. If Mr. Campbell’s employment is terminated without Cause or if he terminates it for Good Reason, then Mr. Campbell shall, at the Company’s sole discretion, be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the Campbell Employment Agreement, which shall be paid monthly, or (ii) monthly salary payments for twelve (12) months, based on Mr. Campbell’s monthly rate of base salary at the date of such termination, which the Company may pay in a lump-sum in lieu of the aforementioned monthly payments. The payment of the severance is contingent upon Mr. Campbell executing a release agreement, such release becoming effective, and only so long as Mr. Campbell does not revoke or breach the provision of the release or the restrictive covenants set forth in Sections 4 and 5 of the Campbell Employment Agreement. Mr. Campbell shall also be entitled to (i) payment for accrued and unused vacation; (ii) the immediate vesting of any non-vested equity-related instruments granted pursuant to Section 2.6 of the Campbell Employment Agreement; and (iii) any bonuses which have accrued prior to the date of Mr. Campbell’s termination. If the Campbell Employment Agreement is terminated with Cause or if Mr. Campbell terminates it without Good Reason then Mr. Campbell shall cease to accrue salary, personal time off, benefits and other compensation on the date of such termination. Pursuant to the Campbell Employment Agreement, the Company paid for certain relocation related expenses up to a maximum of $10,000.

The Company and Gabriel G. Matus entered into an employment agreement, dated as of April 30, 2013 (the “Matus Employment Agreement”), pursuant to which Mr. Matus will serve as the Company’s Senior Vice President, General Counsel and Secretary. Mr. Matus’ employment with the Company commenced on May 13, 2013 (the “Commencement Date”) and shall continue until May 13, 2015, unless terminated sooner pursuant to the Matus Employment Agreement. Pursuant to the Matus Employment Agreement, Mr. Matus is paid a base salary of $234,000 per annum and received stock options valued at $50,000.

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

Future sales concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014. As the third customer (“this Customer”) was not interested in continuing to use eMagin’s standard commercial microdisplay which was originally shipped, eMagin has been working, at this Customer’s request, on a more mechanically robust display configuration. This Customer provided a proposal to eMagin which the Company countered with a proposal that provided concessions to this Customer predicated on future business. To date, there is no executed agreement. However, it is more likely than not that ultimately there will be a final proposal with acceptance of some concessions. It is reasonably possible that eMagin will incur a future loss once the terms of the proposal are finalized; however, given the uncertainty that still exists, the amount of the potential future loss cannot be reasonably estimated at this time.

Note 12:  Concentrations

The following is a schedule of revenue by geographic location (in thousands):

	For the Years Ended
	December 31,
	2014	2013
North and South America	$13,560	$17,674
Europe, Middle East, and Africa	9,246	7,632
Asia Pacific	2,909	2,684
Total	$25,715	$27,990

	For the Years Ended
	December 31,
	2014	2013
Domestic	51%	62%
International	49%	38%

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

In 2014, there was no customer that accounted for 10% of its revenue. In 2013, there were 2 customers that accounted for 22% of its revenue and 17% of its accounts receivable.

At December 31, 2014 and 2013, there were 10 customers who comprised 78% and 70%, respectively, of the outstanding accounts receivable. In 2014, the Company had 3 customers that together accounted for 44% of its outstanding receivable and in 2013, 2 customers that together 26% of its outstanding receivable.

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2014 and 2013 are as follows (in thousands except share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenues	$6,278	$7,018	$5,699	$6,720
Gross profit	$1,931	$2,169	$1,745	$1,539
Net loss before income tax	$(1,618)	$(1,047)	$(1,036)	$(1,556)
Net loss	$(1,618)	$(1,047)	$(1,036)	$(1,556)
Net loss per share - basic	$(0.07)	$(0.04)	$(0.04)	$(0.07)
Net loss per share - diluted	$(0.07)	$(0.04)	$(0.04)	$(0.07)
Weighted average number of shares outstanding - basic	23,778,110	23,940,800	24,842,945	24,943,181
Weighted average number of shares outstanding - diluted	23,778,110	23,940,800	24,842,945	24,943,181

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$8,503	$7,028	$6,329	$6,130
Gross profit	$3,751	$2,391	$2,225	$59
Net (loss) income before income tax	$325	$(1,128)	$(1,057)	$(3,323)
Net (loss) income	$205	$(1,008)	$(4,559)	$(8,705)
Net (loss) income per share - basic	$0.01	$(0.04)	$(0.19)	$(0.37)
Net (loss) income per share - diluted	$0.01	$(0.04)	$(0.19)	$(0.37)
Weighted average number of shares outstanding - basic	23,527,072	23,586,413	23,718,106	23,726,626
Weighted average number of shares outstanding - diluted	25,332,976	23,586,413	23,718,106	23,726,626

Note 14 – SUBSEQUENT EVENTS

Effective January 16, 2015, Jerome T. Carollo resigned as Senior Vice President of Business Development and his Employment Agreement was terminated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2014.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2013)” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of December 31, 2014, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.  Consolidated Balance Sheets at December 31, 2014 and 2013.

B.  Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013.

C.  Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014 and 2013.

D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 52 to 53 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2015.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 12, 2015, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Chief Accounting Officer and Principal Financial Officer)

/s/ Jill J. Wittels	Chair of the Board, Director
Jill J. Wittels

/s/ Ellen Richstone	Director
Ellen Richstone

Director
Christopher Brody

/s/ Paul Cronson	Director
Paul Cronson

/s/ Leslie Polgar	Director
Leslie Polgar

/s/ Stephen Seay	Director
Stephen Seay

eMAGIN CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 23, 2008).

10.1	Form of Agreement for Stock Option Grant pursuant to 2003 Stock Option Plan (incorporated by reference to exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*

10.2	Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999 (incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.3	Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the LED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000 (incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.4	Lease between International Business Machines Corporation (“IBM”) and FED Corporation dated May 28, 1999 (incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.5	Amendment Number 1 to the Lease between IBM and FED Corporation dated July 9, 1999 (incorporated by reference to exhibits 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)

10.6	Amendment Number 2 to the Lease between IBM and FED Corporation dated January 29, 2001 (incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.7	Amendment Number 3 to Lease between IBM and FED Corporation dated May 28, 2002 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.8	Amendment Number 4 to Lease between IBM and FED Corporation dated December 14, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.09	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.10	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.11	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.12	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.13	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.14	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.15	Amendment Number 6 to the lease between IBM and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.16	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 19, 2009).

10.17	Loan and Security Agreement between the Company and Access Business Finance, LLC (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.18	Amended and Restated Employment Agreement between the Company and Andrew G. Sculley dated as of December 31, 2013 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2014).

10.19	Amended and Restated Employment Agreement between the Company and Paul Campbell dated as of December 31, 2013 (incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed on January 3, 2014).

10.20	First Amendment of Loan and Security Agreement, dated as of September 1, 2011, between the Company and Access Business Finance L.L.C. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2011).

10.21	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.22	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.23	Employment Agreement, dated as of April 30, 2013, by and between the Company and Gabriel G. Matus (incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed on May 6, 2013).

10.24	Amendment Number 7 to the lease between IBM and eMagin Corporation dated May 2, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2014).

10.25	Amended and Restated Employment Agreement between the Company and Jerome T. Carollo dated as of May 13, 2014 (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2014).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.