Form 10-Q
period 2015-03-31
EMAGIN CORP
filed 2015-05-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

The number of shares of common stock outstanding as of April 30, 2015 was 25,216,807.

1

eMagin Corporation

Form 10-Q

For the Quarter ended March 31, 2015

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015 (unaudited)	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$6,212	$5,290
Investments	500	750
Accounts receivable, net	3,954	4,044
Inventories, net	4,795	4,586
Prepaid expenses and other current assets	697	656
Total current assets	16,158	15,326
Equipment, furniture and leasehold improvements, net	9,426	9,417
Intangibles and other assets	368	382
Total assets	$25,952	$25,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,368	$1,027
Accrued expenses	2,549	2,362
Other current liabilities	405	664
Total current liabilities	4,322	4,053

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 25,216,807 shares as of March 31, 2015 and 25,195,107 shares as of December 31, 2014	25	25
Additional paid-in capital	228,618	228,380
Accumulated deficit	(206,513)	(206,833)
Treasury stock, 162,066 shares as of March 31, 2015 and December 31, 2014	(500)	(500)
Total shareholders’ equity	21,630	21,072
Total liabilities and shareholders’ equity	$25,952	$25,125

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:

Product	$5,104	$6,259
Contract	885	19
Total revenue, net	5,989	6,278

Cost of goods sold:

Product	3,052	4,332
Contract	577	15
Total cost of goods sold	3,629	4,347

Gross profit	2,360	1,931

Operating expenses:

Research and development	903	1,426
Selling, general and administrative	1,128	2,119
Total operating expenses	2,031	3,545

Income (loss) from operations	329	(1,614)

Other income (expense):
Interest expense, net	(10)	(11)
Other income, net	1	7
Total other income (expense), net	(9)	(4)
Income (loss) before provision for income taxes	320	(1,618)
Provision for income taxes	—	—

Net income (loss)	$320	$(1,618)
Less net income allocated to participating securities	74	—
Net income (loss) allocated to common shares	$246	$(1,618)

Income (loss) per share, basic	$0.01	$(0.07)
Income (loss) per share, diluted	$0.01	$(0.07)

Weighted average number of shares outstanding:

Basic	25,041,380	23,778,110

Diluted	25,747,631	23,778,110

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$320	$(1,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	326	256
Reduction in provision for doubtful accounts	(377)	—
Inventory reserve	(6)	175
Stock-based compensation	217	490
Loss on sale of asset	—	7
Changes in operating assets and liabilities:
Accounts receivable	467	(434)
Inventories, net	(203)	(1,482)
Prepaid expenses and other current assets	(42)	(28)
Accounts payable, accrued expenses, and other current liabilities	269	189
Net cash provided by (used in) operating activities	971	(2,445)
Cash flows from investing activities:
Purchase of equipment	(320)	(346)
Proceeds from sale of asset	—	7
Maturities of investments	250	2,750
Purchase of investments	—	(2,000)
Net cash (used in) provided by investing activities	(70)	411
Cash flows from financing activities:
Proceeds from exercise of stock options	21	65
Net cash provided by financing activities	21	65
Net increase (decrease) in cash and cash equivalents	922	(1,969)
Cash and cash equivalents, beginning of period	5,290	4,032
Cash and cash equivalents, end of period	$6,212	$2,063

Cash paid for interest	$3	$3
Cash paid for taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed financial statements of December 31, 2014 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Investments

Investments consist of FDIC-insured certificates of deposit (“CDs”) which are classified as held-to-maturity since the Company has the positive intent and ability to hold them until maturity. The CDs are carried at cost which approximates fair value.  As of March 31, 2015, the investments mature within three months.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. In 2014, the Company purchased several patents for $290 thousand which are being amortized over their remaining useful lives. As of March 31, 2015 and December 31, 2014, intangible assets were $355 thousand less accumulated amortization of $68 thousand and $54 thousand, respectively. As of March 31, 2015, the weighted average remaining useful life of these patents was approximately 6.2 years.

The total intangible amortization expense was approximately $14 thousand and $1 thousand for the three months ended March 31, 2015 and 2014, respectively. Estimated future amortization expense as of March 31, 2015 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization

2015 (nine months remaining)	$44
2016	54
2017	54
2018	54
2019	32
Later years	49
$287

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2015	2014
Beginning balance	$663	$394
Warranty accruals	13	80
Warranty usage	(273)	(94)
Ending balance	$403	$380

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and per share data) for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	(unaudited)
	Income	Shares	Per Share Amount
Basic EPS
Net Income	$320
Income allocated to participating securities	74
Income allocated to common shares	$246	25,041,380	$0.01
Diluted EPS
Dilutive effect of outstanding common stock options		706,251
Income allocated to common shares	$246	25,747,631	$0.01

For the three months ended March 31, 2014, the Company reported a net loss and as a result, basic and diluted net loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the three month periods ended March 31, 2015 and 2014 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options	3,192,629	4,672,198
Warrants	—	1,000,000
Convertible preferred stock	—	7,545,333
Total potentially dilutive common stock equivalents not included in weighted average share calculation due to anti-dilutive effect	3,192,629	13,217,531

Note 2: Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,
	2015 (unaudited)	December 31, 2014

Accounts receivable	$4,250	$4,717
Less allowance for doubtful accounts	(296)	(673)
Accounts receivable, net	$3,954	$4,044

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	March 31,
	2015 (unaudited)	December 31, 2014

Raw materials	$2,290	$2,506
Work in process	1,365	1,086
Finished goods	1,431	1,291
Total inventories	5,086	4,883
Less inventory reserve	(291)	(297)
Total inventories, net	$4,795	$4,586

Note 4:  Line of Credit

At March 31, 2015, the Company had a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are: interest rate is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2015.  The Company’s obligations under the credit facility are secured by its assets. For the three months ended March 31, 2015 and 2014, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Cost of revenue	$23	$70
Research and development	36	143
Selling, general and administrative	158	277
Total stock compensation expense	$217	$490

At March 31, 2015, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.6 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Three Months Ended
	March 31,
	2015	2014
Dividend yield	0%	0%
Risk free interest rates	0.84 – 1.56%	0.78 – 1.61%
Expected volatility	57.8 to 63.9%	62.9 to 67.8%
Expected term (in years)	3.5 to 5.0	3.5 to 5.0

The Company does not expect to pay dividends in the near future. Therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the three months ended March 31, 2015 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,510,107	$3.83
Options granted	147,441	2.92
Options exercised	(21,700)	0.98
Options forfeited	(49,715)	2.84
Options cancelled or expired	(84,192)	7.16
Outstanding at March 31, 2015	4,501,941	$3.76	3.84	$1,422,793
Vested or expected to vest at March 31, 2015 (1)	4,490,224	$3.76	3.84	$1,422,716
Exercisable at March 31, 2015	4,209,073	$3.77	3.78	$1,420,865

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three months ended March 31, 2015, the aggregate intrinsic value of options exercised was approximately $44 thousand.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of March 31, 2015 and December 31, 2014, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $21 thousand for the exercise of 21,700 stock options in the three months ended March 31, 2015 and received approximately $65 thousand for the exercise of 61,283 stock options in the three months ended March 31, 2014.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended March 31, 2015 and 2014 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three months ended March 31, 2015 was primarily due to recognizing a full valuation allowance on deferred tax assets. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three months ended March 31, 2014 was primarily due to the change in the valuation allowance on deferred tax assets.

At December 31, 2014, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s 2014 operating loss and projected cumulative loss through 2015, it was more likely than not that none of its deferred tax assets would be realized and therefore, continued to record a full valuation allowance. Though the Company had operating income for the three month period ended March 31, 2015, it is projecting a cumulative loss through 2015 and it is still more likely than not that none of its deferred tax assets would be realized therefore, the Company continued to record a full valuation allowance. The Company’s net operating loss carry forward amounts substantially expire by 2028.

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

The Company’s corporate and manufacturing facilities are leased from IBM in Hopewell Junction, New York. The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires May 31, 2019. The Company leases approximately 1,800 square feet of office space for design and product development in Santa Clara, California with the lease expiring October 31, 2015. The Company leases approximately 1,500 square feet on a month-to-month basis in Bellevue, Washington.

Rent expense was approximately $233 thousand and $302 thousand for the three months ended March 31, 2015 and 2014, respectively.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.7 million at March 31, 2015.

Future sales concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014. As the third customer (“this Customer”) was not interested in continuing to use eMagin’s standard commercial microdisplay which was originally shipped, eMagin has been working, at this Customer’s request, on a more mechanically robust display configuration. This Customer provided a proposal to eMagin which the Company countered with a proposal that provided concessions to this Customer predicated on future business. To date, there is no executed agreement. However, it is more likely than not that ultimately there will be a final proposal with acceptance of some concessions. It is reasonably possible that eMagin will incur a future loss once the terms of the proposal are finalized.

Note 9:  Concentrations

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2015	2014
North and South America	$3,724	$3,006
Europe, Middle East, and Africa	2,161	2,395
Asia Pacific	104	877
Total	$5,989	$6,278

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended March 31,
	(unaudited)
	2015	2014
Domestic	62%	47%
International	38%	53%

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

For the three months ended March 31, 2015, there was one customer that accounted for 18% of its net revenue and for the three months ended March 31, 2014, there was no customer that accounted for more than 10% of its net revenue. As of March 31, 2015, one customer accounted for 26% of its accounts receivable.

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

Overview

In the first quarter, eMagin continued deliveries of our display products to over 65 different customers worldwide and performed R&D contract services for 8 customers. We continued work on several R&D contract awards from the second half of 2014 totaling about $6.8 million. Investments continued in developing new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets and avionic head mounted displays (“HMDs”). Our technical team successfully produced and delivered ultra-high brightness and resolution prototype displays that are now being tested by and demonstrated to additional potential customers. Our team also developed an HMD for virtual reality that we believe provides significant advantages over other HMDs currently on the market or known to us to exist.

As a result of the status of the business, our R&D contract outlook and expected demand for our state-of-the-art microdisplays, we reaffirm our previous guidance that we anticipate 2015 revenues will total between $26 million and $29 million.

Financial Results

In the first quarter, revenues totaled $6.0 million compared to $6.3 million in first quarter last year. R&D contract revenues rose from approximately $19,000 to $885,000 as we continued to make progress on our 2014 R&D contract awards. Product revenues (mostly display sales) decreased to $5.1 million from a strong $6.3 million in first quarter last year. Gross margin improved to 39% in first quarter from 31% in first quarter last year and 23% last quarter. The increase in gross margin from first quarter last year was the result of lower manufacturing costs and significantly higher yield. Operating expenses also decreased to $2.0 million in first quarter from $3.5 million in first quarter last year. The decrease in operating expenses was due to a cost reduction program implemented in mid-2014, lower costs for non-funded R&D and a decrease in the allowance for doubtful accounts. This resulted in an operating profit of $329,000 and net income of 1 cent per share in the first quarter, an improvement over an operating loss of $1.6 million or 7 cents per share in first quarter last year.

New Business

In addition to the major government R&D awards ($6.8M) announced in Q3 2014, we have delivered or taken orders for prototypes of our new Digital SVGA and SXGA096 displays from major global customers who have selected or are considering these displays for upcoming new products.  We have also started to ship VGA displays globally as we have been granted EAR99 classification by the US Department of Commerce for these displays. The VGA display is our lowest price display, and we expect significant global demand now that the display is designated ITAR-free. We have also seen increasing interest in all of our high brightness displays, and have delivered or booked orders for prototype high and ultrahigh brightness color and monochrome (XLS, ULT, and XLT) displays, confirming that these displays offer advantages for applications that use low efficiency optical systems or must provide augmented reality in the daytime such as avionics and commercial data glasses applications.

New Technology Development

During the first quarter significant progress was made towards demonstrating a full color ultra-high brightness OLED microdisplay. An upgrade to the existing direct patterning tool was designed fabricated and installed. The purpose of this upgrade is to improve the yield and performance of the high brightness direct patterned displays. The ramp-up of the upgraded tool is underway and is expected to be completed and operational by the end of Q2. There are four Government funded contracts that are ongoing. These include backplane improvement, Mantech, enhanced ultra-high brightness and reconfigurable displays. All these projects are aimed at not only improving the performance of the displays but also providing new capabilities.

New Product Development

The internal evaluation of our new SXGA096 Color XL display was completed in the first quarter leading to the availability of engineering samples and paving the way for product qualification, which is expected to be complete by the end of the second quarter. A new version of the SXGA120, initially released in 2009, was completed that incorporates features added since to other displays (rolling shutter capability, power supply soft-start, and others) as well as a higher current capability to support very high brightness levels without compromising uniformity. Initial samples have already been received and evaluated by a lead customer who expressed satisfaction with the performance. Product qualification is scheduled for the end of the second quarter.

In first quarter our new HMD “head-mounted display” prototype development encountered a delay but is now completed. The headset features 2,000 by 2,000 pixel resolution, a superior form factor, a wide 100+degree field of view, and has all the outstanding advantages of eMagin’s OLED microdisplays. The prototype is now being demonstrated to interested parties.

At April 30, 2015, we had a total of 85 employees, of which 80 were full-time employees as compared to a total of 84 employees, of which 76 were full-time employees at December 31, 2014.

A detailed discussion of our business may be found in Part I, “Business,” of our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 13, 2015.

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

Intangible Assets – Patents

Intangible assets are comprised of patents, net of amortization. Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  At December 31, 2014, we had determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our 2014 operating loss and projected cumulative loss through 2015, it was more likely than not that none of our deferred tax assets would be realized and therefore, recorded a full valuation allowance. Though we had operating income for the three month period ended March 31, 2015, we are still projecting a cumulative loss through 2015, and it is still more likely than not that none of our deferred tax assets would be realized therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenues

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Product	$5,104	$6,259	$(1,155)
Contract	$885	$19	$866
Total revenue, net	$5,989	$6,278	$(289)

Revenues for the three months ended March 31, 2015 were approximately $6.0 million as compared to approximately $6.3 million for the three months ended March 31, 2014, a decrease of $0.3 million.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware. For the three months ended March 31, 2015, product revenue decreased approximately $1.2 million, or 18%, as compared to the three months ended March 31, 2014. The revenue decrease was primarily due to fewer units shipped, partially offset by an increase in the average selling price per unit.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts. For the three months ended March 31, 2015, contract revenue increased approximately $0.9 million as compared to the three months ended March 31, 2014. The increase in the R&D contract revenue for the three months was primarily due to more active R&D contracts and more contract work completed.

Cost of Goods Sold

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Product	$3,052	$4,332	$(1,280)
Contract	$577	$15	$562
Total cost of goods sold	$3,629	$4,347	$(718)

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 decreased $0.7 million.  Cost of goods sold as a percentage of revenues was 61% for the three month period ended March 31, 2015 as compared to 69% for the three month period ended March 31, 2014. The decrease in cost of goods sold was due to lower manufacturing costs and higher yield.

The following table outlines product, contract and total gross profit and related gross margins for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014

Product revenue gross profit	$2,052	$1,927
Product revenue gross margin	40%	31%
Contract revenue gross profit	$308	$4
Contract revenue gross margin	35%	21%
Total gross profit	$2,360	$1,931
Total gross margin	39%	31%

The gross profit for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 increased approximately $0.4 million   Gross profit is a function of revenues less cost of goods sold. For the three months ended March 31, 2015, the gross margin was 39% as compared to 31% for the three months ended March 31, 2014.  The increase in gross profit in the first quarter was due primarily to lower manufacturing costs and higher yields.

The product gross profit for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 increased approximately $0.1 million.  Product gross margin was 40% for the three months ended March 31, 2015 up from 31% for the three month periods ended March 31, 2014.   The increase in gross margin was due to lower manufacturing costs, higher yields and higher average selling price.

The contract gross profit for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 increased approximately $0.3 million.  Contract gross margin for the three months ended March 31, 2015 increased to 35% from 21% for the same three month period in 2014. The increase in gross margin was due to the nature and the requirements of the respective active R&D contracts.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	Change
	($ in thousands)

Research and development expense	$903	$1,426	$(523)
Percentage of net revenue	15%	23%
Selling, general and administrative expense	$1,128	$2,119	$(991)
Percentage of net revenue	19%	34%
Total operating expenses	$2,031	$3,545	$(1,514)
Percentage of net revenue	34%	56%

Research and Development.  Research and development expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold. R&D expenses for the three months ended March 31, 2015 decreased approximately $0.5 million, or 37%, as compared to the three months ended March 31, 2014. As a percentage of revenue, Q1 2015 decreased to 15% of revenue as compared to 23% for Q1 2014. The decrease in company-funded R&D expenses was primarily due to expense being allocated to outside funded contracts.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2015 decreased approximately $1.0 million, or 47%, as compared to the three months ended March 31, 2014. As a percentage of revenue, Q1 2015 decreased to 19% of revenue as compared to 34% for Q1 2014. The decrease in SG&A was due primarily to lower personnel and stock-based compensation expenses, cost efficiencies implemented during 2014 and a reduction in the allowance for doubtful accounts.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. For the three month periods ended March 31, 2015 and 2014, interest expense was approximately $10 thousand and $11 thousand, respectively.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available. Other income for the three months ended March 31, 2015 was approximately $1 thousand of interest income as compared to the three months ended March 31, 2014 where other income was approximately $6 thousand of interest income and $8 thousand from other income offset by a loss on sale of assets of $7 thousand.

Liquidity and Capital Resources

We had approximately $6.7 million of cash, cash equivalents, and investments at March 31, 2015 as compared to approximately $6.0 million at December 31, 2014. Of the $6.7 million in cash, approximately $0.5 million was invested in certificates of deposit (“CDs”).

Cash flow provided by operating activities during the three months ended March 31, 2015 was approximately $1.0 million, attributable to our net income of approximately $0.3 million, net non-cash expenses of $0.2 million and change in operating assets and liabilities of $0.5 million. Cash flow used by operating activities during the three months ended March 31, 2014 was approximately $2.4 million, attributable to our net loss of approximately $1.6 million and change in operating assets and liabilities of $1.8 million offset by our net non-cash expenses of $1.0 million.

Cash used in investing activities during the three months ended March 31, 2015 was approximately $70 thousand of which net short-term investments proceeds were approximately $250 thousand offset primarily by equipment purchases of approximately $320 thousand. Presently, we have committed approximately $0.7 million for capital expenditures for the balance of 2015. Cash provided by investing activities during the three months ended March 31, 2014 was approximately $0.4 million of which net short-term investments proceeds were approximately $0.8 million offset by primarily equipment purchases of approximately $0.3 million.

Cash provided by financing activities during the three months ended March 31, 2015 and 2014 was approximately $21 thousand and $65 thousand, respectively, representing proceeds from the exercise of stock options.

Credit Facility

At March 31, 2015, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable. The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand. The credit facility will automatically renew on September 1, 2015 for a one year term unless written notice is provided. We did not draw on our credit facility during the three months ended March 31, 2015 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of March 31, 2015.

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At March 31, 2015, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three months ended March 31, 2015.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes from the risk factors during the three months ended March 31, 2015.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2015.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer

