Form 10-Q
period 2015-06-30
EMAGIN CORP
filed 2015-08-13
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of common stock outstanding as of July 31, 2015 was 25,449,458.

eMagin Corporation

Form 10-Q

For the Quarter ended June 30, 2015

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,429	$5,290
Investments	–	750
Accounts receivable, net	4,047	3,878
Unbilled accounts receivable	686	166
Inventories, net	5,464	4,586
Prepaid expenses and other current assets	599	656
Total current assets	16,225	15,326
Equipment, furniture and leasehold improvements, net	9,747	9,417
Intangibles and other assets	353	382
Total assets	$26,325	$25,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,666	$1,027
Accrued expenses	2,179	2,362
Other current liabilities	572	664
Total current liabilities	4,417	4,053

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2015 and December 31, 2014	–	–
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 25,449,458 shares as of June 30, 2015 and 25,195,107 shares as of December 31, 2014	25	25
Additional paid-in capital	228,962	228,380
Accumulated deficit	(206,579)	(206,833)
Treasury stock, 162,066 shares as of June 30, 2015 and December 31, 2014	(500)	(500)
Total shareholders’ equity	21,908	21,072
Total liabilities and shareholders’ equity	$26,325	$25,125

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:

Product	$5,426	$6,956	$10,530	$13,215
Contract	1,608	62	2,493	81
Total revenue, net	7,034	7,018	13,023	13,296

Cost of goods sold:

Product	3,533	4,838	6,585	9,170
Contract	893	11	1,470	26
Total cost of goods sold	4,426	4,849	8,055	9,196

Gross profit	2,608	2,169	4,968	4,100

Operating expenses:

Research and development	929	1,282	1,832	2,708
Selling, general and administrative	1,739	1,931	2,867	4,050
Total operating expenses	2,668	3,213	4,699	6,758

Income (loss) from operations	(60)	(1,044)	269	(2,658)

Other income (expense):
Interest expense, net	(11)	(10)	(21)	(21)
Other income, net	5	7	6	14
Total other income (expense), net	(6)	(3)	(15)	(7)
Income (loss) before provision for income taxes	(66)	(1,047)	254	(2,665)
Provision for income taxes	–	–	–	–

Net income (loss)	$(66)	$(1,047)	$254	$(2,665)
Less net income allocated to participating securities	–	–	59	–
Net income (loss) allocated to common shares	$(66)	$(1,047)	$195	$(2,665)

Income (loss) per share, basic	$–	$(0.04)	$0.01	$(0.11)
Income (loss) per share, diluted	$–	$(0.04)	$0.01	$(0.11)

Weighted average number of shares outstanding:

Basic	25,142,371	23,940,800	25,091,875	23,859,455

Diluted	25,142,371	23,940,800	25,759,778	23,859,455

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$254	$(2,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	703	538
Reduction in provision for doubtful accounts	(473)	–
Inventory reserve	(17)	321
Stock-based compensation	316	650
Loss on sale of asset	–	7
Changes in operating assets and liabilities:
Accounts receivable	303	(1,737)
Unbilled accounts receivable	(520)	–
Inventories, net	(861)	(2,437)
Prepaid expenses and other current assets	57	(235)
Accounts payable, accrued expenses, and other current liabilities	(92)	(531)
Net cash used in operating activities	(330)	(6,089)
Cash flows from investing activities:
Purchase of equipment	(547)	(457)
Proceeds from sale of asset	–	7
Maturities of investments	750	5,500
Purchase of investments	–	(2,000)
Net cash provided by investing activities	203	3,050
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	266	1,102
Net cash provided by financing activities	266	1,102
Net increase (decrease) in cash and cash equivalents	139	(1,937)
Cash and cash equivalents, beginning of period	5,290	4,032
Cash and cash equivalents, end of period	$5,429	$2,095

Cash paid for interest	$6	$6
Cash paid for taxes	$–	$–

Non-cash investing activities:
Non-cash equipment purchases	$456	$110

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed financial statements of December 31, 2014 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December, 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company expects the updated standard to become effective for it in the first quarter of fiscal 2018. It has not yet selected a transition method and the Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05 “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

Investments

Investments consist of FDIC-insured certificates of deposit (“CDs”) which are classified as held-to-maturity since the Company has the positive intent and ability to hold them until maturity. The CDs are carried at cost which approximates fair value.  As of June 30, 2015, all investments had matured.

Unbilled Accounts Receivable

Unbilled accounts receivable represents contract revenue recognized but not yet invoiced due to contract terms or the timing of the accounting invoicing cycle.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. In 2014, the Company purchased several patents for $290 thousand which are being amortized over their remaining useful lives. As of June 30, 2015 and December 31, 2014, intangible assets were $355 thousand less accumulated amortization of $83 thousand and $54 thousand, respectively. As of June 30, 2015, the weighted average remaining useful life of these patents was approximately 6.5 years.

The total intangible amortization expense was approximately $14 thousand and $29 thousand for the three and six months ended June 30, 2015, respectively, and $1 thousand and $2 thousand for the three and six months ended June 30, 2014, respectively. Estimated future amortization expense as of June 30, 2015 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization (unaudited)

2015 (six months remaining)	$29
2016	54
2017	54
2018	54
2019	32
Later years	49
$272

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		unaudited
	2015	2014	2015	2014
Beginning balance	$403	$380	$663	$394
Warranty accruals	276	437	289	517
Warranty usage	(114)	(214)	(387)	(308)
Ending balance	$565	$603	$565	$603

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and per share data) for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	(unaudited)
	Income	Shares	Per Share Amount
Basic EPS
Net Income	$254
Income allocated to participating securities	59
Income allocated to common shares	$195	25,091,875	$0.01
Diluted EPS
Dilutive effect of outstanding common stock options		667,903
Income allocated to common shares	$195	25,759,778	$0.01

For the three months ended June 30, 2015 and for the three and six months ended June 30, 2014, the Company reported a net loss and as a result, basic and diluted net loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The following is a table of the potentially dilutive common stock equivalents for the three and six month periods ended June 30, 2015 and 2014 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2015	2014	2015	2014

Options	4,154,689	4,679,929	3,306,545	4,679,929
Convertible preferred stock	7,545,333	7,545,333	–	7,545,333
Total potentially dilutive common stock equivalents not included in weighted average share calculation due to anti-dilutive effect	11,700,022	12,225,262	3,306,545	12,225,262

Note 2: Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers ("OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)

Accounts receivable	$4,247	$4,551
Less allowance for doubtful accounts	(200)	(673)
Accounts receivable, net	$4,047	$3,878

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)

Raw materials	$2,426	$2,506
Work in process	1,538	1,086
Finished goods	1,780	1,291
Total inventories	5,744	4,883
Less inventory reserve	(280)	(297)
Total inventories, net	$5,464	$4,586

Note 4:  Line of Credit

At June 30, 2015, the Company had a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are: interest rate is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2015.  The Company’s obligations under the credit facility are secured by its assets. For the six months ended June 30, 2015 and 2014, the Company had not borrowed on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Cost of revenue	$13	33	$36	$103
Research and development	26	42	62	185
Selling, general and administrative	60	85	218	362
Total stock compensation expense	$99	160	$316	$650

At June 30, 2015, total unrecognized compensation costs related to stock options was approximately $0.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended
	June 30,
	2015	2014
Dividend yield	0%	0%
Risk free interest rates	0.84 – 1.56%	0.78 – 1.61%
Expected volatility	57.8 to 63.9%	60.3 to 67.8%
Expected term (in years)	3.5 to 5.0	3.25 to 5.0

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

A summary of the Company’s stock option activity for the six months ended June 30, 2015 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,510,107	$3.83
Options granted	172,441	2.82
Options exercised	(254,351)	1.05
Options forfeited	(73,352)	2.96
Options cancelled or expired	(200,156)	6.87
Outstanding at June 30, 2015	4,154,689	$3.83	3.86	$1,331,002
Vested or expected to vest at June 30, 2015 (1)	4,148,245	$3.83	3.86	$1,330,300
Exercisable at June 30, 2015	3,993,646	$3.83	3.82	$1,313,438

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three and six months ended June 30, 2015, the aggregate intrinsic value of options exercised was approximately $442 thousand and $486 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of June 30, 2015 and December 31, 2014, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

The Company received approximately $245 thousand and $266 thousand for the exercise of 232,651 and 254,351 stock options in the three and six months ended June 30, 2015, respectively, and received approximately $7 thousand and $72 thousand for the exercise of 6,080 and 67,363 stock options in the three and six months ended June 30, 2014, respectively. There were no warrants exercised in the three and six months ended June 30, 2015 and in the three and six months ended June 30, 2014, the Company received approximately $1.0 million for the exercise of 1 million warrants.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the six month periods ended June 30, 2015 and 2014 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2015 was primarily due to recognizing a full valuation allowance on deferred tax assets. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the six months ended June 30, 2014 was primarily due to the change in the valuation allowance on deferred tax assets.

At December 31, 2014, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s 2014 operating loss and projected cumulative loss through 2015, it was more likely than not that none of its deferred tax assets would be realized and therefore, continued to record a full valuation allowance. Though the Company had operating income for the six month period ended June 30, 2015, it is projecting a cumulative loss through 2015 and it is still more likely than not that none of its deferred tax assets would be realized therefore, the Company continued to record a full valuation allowance. The Company’s net operating loss carry forward amounts substantially expire by 2028.

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

Rent expense was approximately $233 thousand and $465 thousand for the three and six months ended June 30, 2015, respectively, and $287 thousand and $589 thousand for the three and six months ended June 30, 2014, respectively.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.3 million at June 30, 2015.

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

Litigation

From time to time, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses related to ligation when a potential loss is probable and the loss can be reasonably estimated. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. All estimates are based on the best information available at the time which can be highly subjective. At this time, Management believes that a material impact on the Company’s consolidated financial statements from known pending litigation is not probable.

On May 5, 2015, Kimchuk, Inc. (“Kimchuk”), a former supplier of eMagin (the “Company”), commenced action against the Company in the U.S. District Court, District of Connecticut, asserting breach of contract and seeking to recover approximately $389,000 in alleged damages. The Company filed its response and counter-complaint on August 11, 2015 wherein the Company denied the material allegations asserted by Kimchuk and seeks approximately $3.5 million in damages from Kimchuk.  The Company intends to vigorously defend this matter.   Given the preliminary nature of this matter, it is too early to predict the probability of the outcome.

Note 9:  Concentrations

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
North and South America	$4,999	$3,295	$8,723	$6,301
Europe, Middle East, and Africa	1,430	3,128	3,591	5,523
Asia Pacific	605	595	709	1,472
Total	$7,034	$7,018	$13,023	$13,296

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
Domestic	71%	44%	66%	45%
International	29%	56%	34%	55%

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

For the three months ended June 30, 2015, there were three customers that accounted for 32% of its net revenue and for the six months ended June 30, 2015, there were two customers that accounted for 24% of its net revenue. For the three and six months ended June 30, 2014, there was one customer that accounted for 18% and 12%, respectively, of its net revenue. As of June 30, 2015, one customer accounted for 12% of its accounts receivable.

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

Overview

In the second quarter, eMagin continued deliveries of our display products to over 75 different customers worldwide and performed R&D contract services for 5 customers. We continued work on several important R&D contracts that will further enhance our technology and development of new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets and avionic head mounted displays (“HMDs”). Our technical team successfully produced and delivered ultra-high brightness and resolution prototype displays that are now being tested by and demonstrated to additional potential customers. Our team’s efforts on the new immersive, virtual reality HMD continues, gathering input from real world users that will enable us to provide the ultimate VR experience on the market.

As a result of the status of the business, our R&D contract outlook and expected demand for our state-of-the-art microdisplays, we reaffirm our previous guidance that we anticipate 2015 revenues will total between $26 million and $29 million.

Financial Results

In the second quarter, revenues increased to approximately $7.0 million from approximately $6.0 million last quarter, equaling the $7.0 million in second quarter last year. R&D contract revenues rose from approximately $62,000 in Q2 2014 to $1.6 million as we continued to make progress on our R&D contract work. Product revenues (mostly display sales) increased to $5.4 million from $5.1 million last quarter but decreased from approximately $6.9 million in second quarter last year. Gross margin improved to 37% in second quarter from 31% in second quarter last year. The increase in gross margin was the result of lower manufacturing costs. Operating expenses also decreased to $2.6 million in second quarter from $3.2 million in second quarter last year. The decrease in operating expenses was due to a cost reduction program implemented in mid-2014 and a decrease in the allowance for doubtful accounts. Operating expenses did increase from first quarter 2015 due primarily to the adjustment to the allowance for doubtful accounts that reduced first quarter operating expense by $0.4 million. Second quarter 2015 operating loss was $60,000 and 0 cents per share in the second quarter, an improvement over an operating loss of $1.0 million or 4 cents per share in second quarter last year.

New Business

In Q2, we had one of our highest quarters for display order bookings in the Company’s history.   In addition, three out of the top five order bookings were for displays that will be used in new products.  Some of the new Q2 order bookings include:

•	Two large international production orders (approximately $2M total) for new products using our SVGA+ display including a large order from Asia;
•	A sizable international production order using our newly launched DSVGA display;
•	A production order for a commercial sight using our newly commercially designated (EAR99) VGA display; and
•	An order for a strategically important new U.S. Government program.

We also delivered display subsystems to DARPA for their Computational Weapon Optic program and participated in a live fire VIP demo for the “Smart Scope” that came out of that effort.

Lastly, Dr. Amal Ghosh, our SVP of R&D and the president of the Society for Informational Displays (SID), delivered the opening address at Display Week 2015 and Dr. Margaret Kohin, SVP of Business Development, delivered a keynote address at the SID Wearable-Flexible Market Focus conference on what we have learned about transitioning from head mounted displays for avionics to consumer headsets.

New Technology Development

During the second quarter significant progress was made towards developing a higher efficiency OLED device stack that would allow the directly patterned displays to have higher maximum brightness and longer lifetime at the nominal brightness. Work towards development of the directly patterned displays is progressing at good pace. All U.S. Government funded programs are making progress and are on schedule.

New Product Development

The qualification of the new SXGA120 microdisplay was completed by the end of June 2015. Production deliveries were started during the second quarter. Engineering samples of the SXGA096 Color XLS were delivered to lead customers and qualification testing was started. Production qualification of the SXGA096 Color XLS is expected to be completed during the third quarter.

In the second quarter, our new immersive VR HMD begins to take its first steps towards full productization.  Reviews of the product specification, industrial design, optics and electronics are getting started with the goal of ensuring its suitability for volume production.   Work will also begin on enhancing the existing prototypes to make them ready for a possible appearance at the Consumer Electronics Show (CES2016) in January.  The headset features 2,000 by 2,000 pixel resolution, a superior form factor, and a wide 100+ degree field of view and has all the outstanding advantages of eMagin’s OLED microdisplays. The HMD team continues to demonstrate the headset at conferences and press interviews and to potential partners and is receiving positive reviews.

At July 31, 2015, we had a total of 83 employees, of which 76 were full-time employees as compared to a total of 84 employees, of which 76 were full-time employees at December 31, 2014.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  At December 31, 2014, we had determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our 2014 operating loss and projected cumulative loss through 2015, it was more likely than not that none of our deferred tax assets would be realized and therefore, recorded a full valuation allowance. Though we had operating income for the six month period ended June 30, 2015, we are still projecting a cumulative loss through 2015, and it is still more likely than not that none of our deferred tax assets would be realized therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2014

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

Product	$5,426	$6,956	$(1,530)	$10,530	$13,215	$(2,685)
Contract	$1,608	$62	$1,546	$2,493	$81	$2,412
Total revenue, net	$7,034	$7,018	$16	$13,023	$13,296	$(273)

Revenues for the three and six months ended June 30, 2015 were approximately $7.0 million and $13.0 million, respectively, as compared to approximately $7.0 million and $13.3 million, respectively, for the three and six months ended June 30, 2014.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware. For the three and six months ended June 30, 2015, product revenue decreased approximately $1.5 million and $2.7 million, respectively, as compared to the three and six months ended June 30, 2014 due primarily to fewer display shipments.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts. For the three and six months ended June 30, 2015, contract revenue increased approximately $1.5 million and $2.4 million, respectively, as compared to the three and six months ended June 30, 2014. The increase in the R&D contract revenue for the three and six months was primarily due to more active R&D contracts and more contract work completed.

Cost of Goods Sold

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

Product	$3,533	$4,838	$(1,305)	$6,585	$9,170	$(2,585)
Contract	$893	$11	$882	$1,470	$26	$1,444
Total cost of goods sold	$4,426	$4,849	$(423)	$8,055	$9,196	$(1,141)

Cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Cost of goods sold for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 decreased approximately $0.4 million and $1.1 million, respectively. Cost of goods sold as a percentage of revenues was 63% and 62%, respectively, for the three and six month periods ended June 30, 2015 as compared to 69% for both the three and six month periods ended June 30, 2014. The decrease in cost of goods sold was due to lower manufacturing costs including lower direct labor.

The following table outlines product, contract and total gross profit and related gross margins for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Product revenue gross profit	$1,893	$2,118	$3,945	$4,046
Product revenue gross margin	35%	30%	37%	31%
Contract revenue gross profit	$715	$51	$1,023	$54
Contract revenue gross margin	44%	82%	41%	68%
Total gross profit	$2,608	$2,169	$4,968	$4,100
Total gross margin	37%	31%	38%	31%

The gross profit for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 increased approximately $0.4 million and $0.9 million, respectively.   Gross profit is a function of revenues less cost of goods sold. For the three and six months ended June 30, 2015, the gross margin was 37% and 38%, respectively, as compared to 31% for both the three and six months ended June 30, 2014.  The increase in total gross profit was due to the large increase in contract gross profit and to lower manufacturing costs.

The product gross profit for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 decreased approximately $0.2 million and $0.1 million, respectively.  Product gross margin was 35% and 37%, respectively, for the three and six months ended June 30, 2015 up from 30% and 31%, respectively, for the three and six month periods ended June 30, 2014.   The increase in gross margin was due to lower manufacturing costs.

The contract gross profit for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2015 increased approximately $0.6 million and $1.0 million, respectively.  Contract gross margin for the three and six months ended June 30, 2015 decreased to 44% and 41%, respectively from 82% and 68%, respectively, for the same three and six month periods in 2014. The decrease in gross margin percentage was due to the nature of both the individual contracts and the work completed on each of them during the quarter. Gross profit for the three and six month periods ended June 30, 2015 was approximately $0.7 million and $1.0 million as compared to $0.05 million for both the three and six month periods ended June 30, 2014, a significant increase.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)			(unaudited)
	($ in thousands)			($ in thousands)

Research and development expense	$929	$1,282	$(353)	$1,832	$2,708	$(876)
Percentage of net revenue	13%	18%		14%	20%
Selling, general and administrative expense	$1,739	$1,931	$(192)	$2,867	$4,050	$(1,183)
Percentage of net revenue	25%	28%		22%	30%
Total operating expenses	$2,668	$3,213	$(545)	$4,699	$6,758	$(2,059)
Percentage of net revenue	38%	46%		36%	50%

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold. R&D expenses for the three and six months ended June 30, 2015 decreased approximately $0.4 million or 28% and $0.9 million or 32%, respectively, as compared to the three and six months ended June 30, 2014. Research and development expenses as a percentage of revenues was 13% and 14%, respectively, for the three and six month periods ended June 30, 2015 as compared to 18% and 20% for the three and six month periods ended June 30, 2014, respectively. The decrease in company-funded R&D expenses was primarily due to the utilization of R&D personnel in performing funded R&D contract work which lowered internal company-funded R&D expense.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three ended June 30, 2015 decreased approximately $0.2 million or 10% and $1.2 million or 29% as compared to the three and six months ended June 30, 2014. SG&A expenses as a percentage of revenues was 25% and 22%, respectively, for the three and six month periods ended June 30, 2015 as compared to 28% and 30% for the three and six month periods ended June 30, 2014, respectively. The decrease in SG&A was due primarily to lower personnel and stock-based compensation expenses and a reduction in the allowance for doubtful accounts.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. For the three and six month periods ended June 30, 2015, interest expense was approximately $11 thousand and $21 thousand, respectively, as compared to $10 thousand and $21 thousand, respectively, for the three and six month periods ended June 30, 2014.  We have no debt upon which we are incurring interest expense however we pay fees to keep our line of credit available. Other income for the three and six months ended June 30, 2015 was approximately $2 thousand and $3 thousand, respectively, of interest income and approximately $3 thousand of other income for both the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 where interest income was approximately $6 thousand and $11 thousand, respectively, and other income was approximately $2 thousand and $3 thousand, respectively.

Liquidity and Capital Resources

We had approximately $5.4 million of cash, cash equivalents, and investments at June 30, 2015 as compared to approximately $6.0 million at December 31, 2014.

Cash flow used by operating activities during the six months ended June 30, 2015 was approximately $0.3 million, attributable to the net change in operating assets and liabilities of $1.1 million offset by our net income of approximately $0.3 million and net non-cash expenses of $0.5 million. Cash flow used by operating activities during the six months ended June 30, 2014 was approximately $6.1 million, attributable to our net loss of approximately $2.7 million and change in operating assets and liabilities of $4.9 million of which accounts receivable was a change of approximately $1.7 million and net inventories was approximately $2.4 million offset by our net non-cash expenses of $1.5 million.

Cash provided by investing activities during the six months ended June 30, 2015 was approximately $0.2 million which net short-term investments proceeds were approximately $0.7 million offset primarily by equipment purchases of approximately $0.5 million. Presently, we have committed approximately $0.3 million for capital expenditures for the balance of 2015. Cash provided by investing activities during the six months ended June 30, 2014 was approximately $3.0 million of which net short-term investments proceeds were approximately $3.5 million offset by primarily equipment purchases of approximately $0.5 million.

Cash provided by financing activities during the six months ended June 30, 2015 was approximately $0.3 million representing proceeds from stock option exercises as compared to approximately $1.1 million from stock option and warrant exercises during the six months ended June 30, 2014.

Credit Facility

At June 30, 2015, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable. The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand. The credit facility will automatically renew on September 1, 2015 for a one year term unless written notice is provided. We did not draw on our credit facility during the six months ended June 30, 2015 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of June 30, 2015.

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At June 30, 2015, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and six months ended June 30, 2015.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On May 5, 2015, Kimchuk, Inc. (“Kimchuk”), a former supplier of eMagin (the “Company”), commenced action against the Company in the U.S. District Court, District of Connecticut, asserting breach of contract and seeking to recover approximately $389,000 in alleged damages. The Company filed its response and counter-complaint on August 11, 2015 wherein the Company denied the material allegations asserted by Kimchuk and seeks approximately $3.5 million in damages from Kimchuk.  The Company intends to vigorously defend this matter.   Given the preliminary nature of this matter, it is too early to predict the probability of the outcome.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes from the risk factors during the six months ended June 30, 2015.

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

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2015.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Paul Campbell
Paul Campbell
Chief Financial Officer
Principal Accounting and Financial Officer

