Form 10-K/A
period 2014-12-31
EMAGIN CORP
filed 2015-09-04
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

eMagin Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year from December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Filing”). The purpose of this Amendment No. 1 is to file an updated Exhibit 23.1 to the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.  Consolidated Balance Sheets at December 31, 2014 and 2013.*

B.  Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013.*

C.  Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014 and 2013.*

D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.*

__________

* Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015.

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 5 to 7 are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of September, 2015.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on September 3, 2015, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Paul Campbell	Chief Financial Officer
Paul Campbell	(Chief Accounting Officer and Principal Financial Officer)

/s/ Jill J. Wittels	Chair of the Board, Director
Jill J. Wittels

/s/ Ellen Richstone	Director
Ellen Richstone

/s/ Christopher Brody	Director
Christopher Brody

/s/ Paul Cronson	Director
Paul Cronson

/s/ Leslie Polgar	Director
Leslie Polgar

/s/ Stephen Seay	Director
Stephen Seay

 eMAGIN CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 23, 2008).

10.1	Form of Agreement for Stock Option Grant pursuant to 2003 Stock Option Plan (incorporated by reference to exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*

10.2	Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999 (incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.3	Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the LED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000 (incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.4	Lease between International Business Machines Corporation (“IBM”) and FED Corporation dated May 28, 1999 (incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.5	Amendment Number 1 to the Lease between IBM and FED Corporation dated July 9, 1999 (incorporated by reference to exhibits 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)

10.6	Amendment Number 2 to the Lease between IBM and FED Corporation dated January 29, 2001 (incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.7	Amendment Number 3 to Lease between IBM and FED Corporation dated May 28, 2002 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.8	Amendment Number 4 to Lease between IBM and FED Corporation dated December 14, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.09	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.10	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.11	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.12	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.13	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.14	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.15	Amendment Number 6 to the lease between IBM and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.16	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 19, 2009).

10.17	Loan and Security Agreement between the Company and Access Business Finance, LLC (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.18	Amended and Restated Employment Agreement between the Company and Andrew G. Sculley dated as of December 31, 2013 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2014).

10.19	Amended and Restated Employment Agreement between the Company and Paul Campbell dated as of December 31, 2013 (incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed on January 3, 2014).

10.20	First Amendment of Loan and Security Agreement, dated as of September 1, 2011, between the Company and Access Business Finance L.L.C. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2011).

10.21	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.22	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.23	Employment Agreement, dated as of April 30, 2013, by and between the Company and Gabriel G. Matus (incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed on May 6, 2013).

10.24	Amendment Number 7 to the lease between IBM and eMagin Corporation dated May 2, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2014).

10.25	Amended and Restated Employment Agreement between the Company and Jerome T. Carollo dated as of May 13, 2014 (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2014).

21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Registrant’s Form 10-K filed on March 13, 2015).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.
** Filed as Exhibit 101 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2015 and incorporated herein by reference.

