Form 10-Q
period 2015-09-30
EMAGIN CORP
filed 2015-11-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

The number of shares of common stock outstanding as of October 31, 2015 was 25,517,121.

eMagin Corporation

Form 10-Q

For the Quarter ended September 30, 2015

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,106	$5,290
Investments	–	750
Accounts receivable, net	2,572	3,878
Unbilled accounts receivable	816	166
Inventories, net	5,787	4,586
Prepaid expenses and other current assets	732	656
Total current assets	15,013	15,326
Equipment, furniture and leasehold improvements, net	9,500	9,417
Intangibles and other assets	347	382
Total assets	$24,860	$25,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,643	$1,027
Accrued expenses	2,829	2,362
Other current liabilities	510	664
Total current liabilities	4,982	4,053

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2015 and December 31, 2014	–	–
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 25,457,373 shares as of September 30, 2015 and 25,195,107 shares as of December 31, 2014	25	25
Additional paid-in capital	229,166	228,380
Accumulated deficit	(208,813)	(206,833)
Treasury stock, 162,066 shares as of September 30, 2015 and December 31, 2014	(500)	(500)
Total shareholders’ equity	19,878	21,072
Total liabilities and shareholders’ equity	$24,860	$25,125

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:

Product	$4,633	$5,170	$15,163	$18,385
Contract	772	529	3,265	609
Total revenue, net	5,405	5,699	18,428	18,994

Cost of goods sold:

Product	3,732	3,645	10,317	12,814
Contract	567	309	2,037	335
Total cost of goods sold	4,299	3,954	12,354	13,149

Gross profit	1,106	1,745	6,074	5,845

Operating expenses:

Research and development	1,151	957	2,983	3,665
Selling, general and administrative	2,183	1,819	5,050	5,869
Total operating expenses	3,334	2,776	8,033	9,534

Income (loss) from operations	(2,228)	(1,031)	(1,959)	(3,689)

Other income (expense):
Interest expense, net	(11)	(11)	(32)	(32)
Other income, net	5	6	11	20
Total other income (expense), net	(6)	(5)	(21)	(12)
Income (loss) before provision for income taxes	(2,234)	(1,036)	(1,980)	(3,701)
Provision for income taxes	–	–	–	–

Net income (loss)	$(2,234)	$(1,036)	$(1,980)	$(3,701)

Income (loss) per share, basic	$(0.09)	$(0.04)	$(0.08)	$(0.15)
Income (loss) per share, diluted	$(0.09)	$(0.04)	$(0.08)	$(0.15)

Weighted average number of shares outstanding:

Basic	25,287,849	24,842,945	25,157,200	24,187,285

Diluted	25,287,849	24,842,945	25,157,200	24,187,285

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,980)	$(3,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,113	863
Reduction in provision for doubtful accounts	(543)	(28)
Inventory reserve	5	134
Stock-based compensation	502	884
Loss on sale of asset	–	8
Changes in operating assets and liabilities:
Accounts receivable	1,849	(60)
Unbilled accounts receivable	(650)	–
Inventories, net	(1,206)	(2,230)
Prepaid expenses and other current assets	(85)	(243)
Accounts payable, accrued expenses, and other current liabilities	946	(764)
Net cash used in operating activities	(49)	(5,137)
Cash flows from investing activities:
Purchase of equipment	(1,020)	(1,037)
Proceeds from sale of asset	–	8
Purchase of intangibles	–	(50)
Maturities of investments	750	7,750
Purchase of investments	–	(2,000)
Net cash (used in) provided by investing activities	(270)	4,671
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	266	1,145
Proceeds from sale of common stock, net	19	–
Proceeds used in the financing of the intangibles	(150)	–
Net cash provided by financing activities	135	1,145
Net (decrease) increase in cash and cash equivalents	(184)	679
Cash and cash equivalents, beginning of period	5,290	4,032
Cash and cash equivalents, end of period	$5,106	$4,711

Cash paid for interest	$9	$9
Cash paid for taxes	$–	$–

Non-cash investing activities:
Intangible assets - patents	$–	$240
Non-cash equipment purchases	$132	$–

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed financial statements of December 31, 2014 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December, 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company expects the updated standard to become effective for it in the first quarter of fiscal 2018. It has not yet selected a transition method and the Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures however it does not expect the adoption to have a material impact on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”) which requires that inventory be measured at the lower of cost and net realizable value. ASU 2015-11 should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its financial statements.

Investments

Investments consisted of FDIC-insured certificates of deposit (“CDs”) which were classified as held-to-maturity since the Company had the positive intent and ability to hold them until maturity. The CDs were carried at cost which approximates fair value.  As of September 30, 2015, all investments had matured.

Unbilled Accounts Receivable

Unbilled accounts receivable represents contract revenue recognized but not yet invoiced due to contract terms or the timing of the accounting invoicing cycle.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. In 2014, the Company purchased several patents for $290 thousand which are being amortized over their remaining useful lives. As of September 30, 2015 and December 31, 2014, intangible assets were $355 thousand less accumulated amortization of $97 thousand and $54 thousand, respectively. As of September 30, 2015, the weighted average remaining useful life of these patents was approximately 6.4 years.

The total intangible amortization expense was approximately $14 thousand and $43 thousand for the three and nine months ended September 30, 2015, respectively, and $1 thousand and $3 thousand for the three and nine months ended September 30, 2014, respectively. Estimated future amortization expense as of September 30, 2015 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)

2015 (three months remaining)	$15
2016	54
2017	54
2018	54
2019	32
Later years	49
$258

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Beginning balance	$565	$603	$663	$394
Warranty accruals	56	69	345	586
Warranty usage	(117)	(49)	(504)	(357)
Ending balance	$504	$623	$504	$623

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

The Company’s Series B Convertible Preferred stock (“Preferred Stock – Series B”) is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic and diluted earnings per share.  The Preferred Stock – Series B is not required to absorb any net loss. Although the Company paid a one-time special dividend in 2012, the Company does not expect to continue to pay dividends on its common or preferred stock in the near future.

For the three and nine months ended September 30, 2015 and 2014, the Company reported a net loss and as a result, basic and diluted net loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The following is a table of the potentially dilutive common stock equivalents for the three and nine month periods ended September 30, 2015 and 2014 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Options	4,426,608	4,750,093	4,426,608	4,750,093
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents not included in weighted average share calculation due to anti-dilutive effect	11,971,941	12,295,426	11,971,941	12,295,426

Note 2: Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)

Accounts receivable	$2,699	$4,551
Less allowance for doubtful accounts	(127)	(673)
Accounts receivable, net	$2,572	$3,878

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)

Raw materials	$2,766	$2,506
Work in process	1,531	1,086
Finished goods	1,791	1,291
Total inventories	6,088	4,883
Less inventory reserve	(301)	(297)
Total inventories, net	$5,787	$4,586

Note 4:  Line of Credit

On September 1, 2015, the Company renewed its credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are: interest rate is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment is $1,000 and the early termination fee is $6,000.  The renewal date of the line of credit is September 1, 2016.  The Company’s obligations under the credit facility are secured by its assets. For the nine months ended September 30, 2015 and 2014, the Company had not drawn on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Cost of revenue	$8	28	$44	$131
Research and development	27	38	89	223
Selling, general and administrative	151	168	369	530
Total stock compensation expense	$186	234	$502	$884

At September 30, 2015, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.1 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended
	September 30,
	2015	2014
Dividend yield	0%	0%
Risk free interest rates	0.84 – 1.56%	0.78 – 1.85%
Expected volatility	51.2 to 63.9%	59.1 to 67.8%
Expected term (in years)	3.5 to 5.0	3.25 to 5.0

The Company does not expect to pay dividends in the near future. Therefore the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of the options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,510,107	$3.83
Options granted	455,710	2.71
Options exercised	(254,351)	1.05
Options forfeited	(73,352)	2.96
Options cancelled or expired	(211,506)	6.81
Outstanding at September 30, 2015	4,426,608	$3.75	3.76	$1,043,477
Vested or expected to vest at September 30, 2015 (1)	4,412,443	$3.75	3.76	$1,039,839
Exercisable at September 30, 2015	4,072,525	$3.81	3.64	$1,039,839

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the nine months ended September 30, 2015, the aggregate intrinsic value of options exercised was approximately $486 thousand.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of September 30, 2015 and December 31, 2014, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

On September 3, 2015, the Company entered into an At the Market Offering Agreement (the “agreement”) with Craig-Hallum Capital Group LLC, as sales agent (“Craig-Hallum”), pursuant to which the Company may offer and sell, from time to time through Craig-Hallum, shares of its common stock (the “shares”), having an aggregate offering price of up to $4,500,000. Any shares offered and sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-196720) and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on June 25, 2014, as supplemented by a prospectus supplement, dated September 3, 2015, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

Under the agreement, Craig-Hallum may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or on any other existing trading market for the shares.  Craig-Hallum may also sell shares in privately negotiated transactions with the Company’s prior written approval. The agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the agreement, (b) the termination of the agreement by Craig-Hallum or the Company, as permitted therein, or (c) September 2, 2016.

The Company will pay Craig-Hallum a commission rate of 3.0% of the aggregate gross sales prices of the shares unless Craig-Hallum acts as principal and has agreed to provide Craig-Hallum with customary indemnification and contribution rights. The Company will also reimburse Craig-Hallum for certain specified expenses in connection with entering into the agreement. During the quarter ended September 30, 2015, the Company sold 7,915 shares at sales prices ranging from $2.44 to $2.49 per share, resulting in $19,000 in net proceeds.

The Company received approximately $0 and $266 thousand for the exercise of 254,351 stock options, respectively, in the three and nine months ended September 30, 2015 and received approximately $44 thousand and $115 thousand for the exercise of 26,893 and 94,256 stock options in the three and nine months ended September 30, 2014, respectively. There were no warrants exercised in the three and nine months ended September 30, 2015 and in the three and nine months ended September 30, 2014, the Company received approximately $1.0 million for the exercise of 1 million warrants.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the nine month periods ended September 30, 2015 and 2014 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the nine months ended September 30, 2015 and 2014 was primarily due to recognizing a full valuation allowance on deferred tax assets.

At December 31, 2014, the Company determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including the Company’s 2014 operating loss and projected cumulative loss through 2015, it was more likely than not that none of its deferred tax assets would be realized and therefore, continued to record a full valuation allowance. The Company had an operating loss for the nine month period ended September 30, 2015, is projecting a cumulative loss through 2015 and it is still more likely than not that none of its deferred tax assets would be realized therefore, the Company continued to record a full valuation allowance. The Company’s net operating loss carry forward amounts expire by 2036.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 8:  Commitments and Contingencies

Operating Leases

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York, Bellevue, Washington and Santa Clara, California.

The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and assembly, research and development and corporate administrative offices in Hopewell Junction, New York. The lease expires May 31, 2019. In September 2015, the Company negotiated a new lease for approximately 2,000 square feet of office space for design and product development in Santa Clara, California with the lease expiring October 31, 2017.  In September 2015, the Company signed a lease for approximately 1,800 square feet of office space for administrative offices in Bellevue, Washington with the lease expiring October 31, 2017.

Rent expense was approximately $233 thousand and $698 thousand for the three and nine months ended September 30, 2015, respectively, and $253 thousand and $842 thousand for the three and nine months ended September 30, 2014, respectively.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.1 million at September 30, 2015.

Future Sales Concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014. As the third customer (“this Customer”) was not interested in continuing to use eMagin’s standard commercial microdisplay which was originally shipped, eMagin has been working, at this Customer’s request, on a more mechanically robust display configuration. This Customer provided a proposal to eMagin which the Company countered with a proposal that provided concessions to this Customer predicated on future business. To date, there is no executed agreement. However, it is more likely than not that ultimately there will be a final proposal with acceptance of some concessions. It is possible that eMagin will incur a future loss once the terms of the proposal are finalized.

Litigation

From time to time, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses related to ligation when a potential loss is probable and the loss can be reasonably estimated. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. All estimates are based on the best information available at the time which can be highly subjective. The Company has determined that a potential loss is probable and estimable therefore a litigation reserve was recorded in accrued expenses in the consolidated balance sheet and an associated expense was recorded under selling, general and administrative expense in the condensed consolidated statement of operations.

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

Note 9:  Concentrations

The following is a schedule of revenue by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

North and South America	$3,620	$3,003	$12,343	$9,304
Europe, Middle East, and Africa	1,168	1,846	4,759	7,368
Asia Pacific	617	850	1,326	2,322
Total	$5,405	$5,699	$18,428	$18,994

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Domestic	66%	51%	66%	47%
International	34%	49%	34%	53%

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

For the three months ended September 30, 2015, there were four customers that accounted for 51% of its net revenue and for the nine months ended September 30, 2015, there were two customers that accounted for 25% of its net revenue. For the three months ended September 30, 2014, there were two customers that accounted for 23% and for the nine months ended September 30, 2014, there was one customer that accounted for 10% of its net revenue. As of September 30, 2015, two customers accounted for 33% of its accounts receivable.

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

Overview

In the third quarter, eMagin continued deliveries of our display products to over 60 different customers worldwide and performed R&D contract services for 5 customers.  Bookings continued to be strong during the quarter although equipment downtime combined with low manufacturing yields led to fewer units produced and lower product revenues.   Our manufacturing yields suffered during the quarter due to production and equipment issues.  Late in the third quarter, a major customer postponed its shipment to the fourth quarter, negatively affecting revenues.  For the fourth quarter, production is resuming at a lower level while the equipment issues are being addressed.  Shipments originally scheduled for the third quarter are carrying into later quarters.  The backlog grew during the quarter due to new orders and the lower production noted above.

During the quarter, several customers ordered our newer displays which offer higher brightness for testing and evaluation purposes.  We continued work on several important R&D contracts that will further enhance our technology and development of new processes that provide ultra-high brightness displays, an important attribute for applications that are used in direct sunlight or daylight such as wearable personal headsets and avionic head mounted displays (“HMDs”). Our technical team successfully produced and delivered ultra-high brightness and resolution prototype displays that are now being tested by and demonstrated to additional potential customers.

As a result of the lower revenues in the third quarter, we are modifying our guidance for 2015 revenues and anticipate annual revenues above $24 million.

Financial Results

In the third quarter, revenues decreased by about $1.6 million to approximately $5.4 million from approximately $7.0 million last quarter.  Product revenues decreased by approximately $0.8 million to $4.6 million from $5.4 million last quarter.  R&D contract revenues decreased to approximately $0.8 million from approximately $1.6 million in the prior quarter.   Gross margin declined to 20% in the quarter from 37% last quarter due largely to the lower product volume, lower average price per display as a result of product mix and the high fixed cost nature of our manufacturing processes.   Operating expenses, including research & development, increased by $0.6 million to approximately $3.3 million in the third quarter from $2.7 million in the second quarter reflecting higher spending in our HMD effort and non-recurring charges associated with severance and other personnel-related expenses as well as establishing a contingency reserve for litigation.  Third quarter 2015 operating loss was $2.2 million in comparison to an operating loss of about $60 thousand in the second quarter and an approximate $1.0 million operating loss in the third quarter last year.

New Business

In the third quarter, the new business highlights are:

•	eMagin has been awarded two new development program sub-contracts that will continue into 2016. The first program is a Small Business Technology Transfer (STTR) program with the Air Force Research Laboratory (AFRL) and the second, a Small Business Innovation Research (SBIR) program with the United States Special Operations Command (SOCOM). Both programs are investigating improved OLED microdisplay design and performance. Phase II follow on programs are likely at the conclusion of the initial phase.

•	More than 15 customers ordered small quantities of our new displays (DSVGA, SXGA096) or our high brightness OLED displays (XLS or XLT) for testing. This demonstrates that these new displays have attractive capabilities and pricing for customers’ new products.

•	We delivered SXGA096 high brightness, low power color XLS displays for a key government program.

•	eMagin submitted significant proposals to multiple prime contractors for the US Army’s Family of Weapons Sight (FWS) - Crew Served and FWS Sniper programs. Per the President’s 2015 budget, these programs are projected to have more than 20,000 units delivered between them.

New Technology Development

All our technology development programs funded by the U.S. Government are making steady progress. One of the smaller programs was successfully completed and a follow up program is expected to be awarded in the near future. We continue to make progress towards the development of ultra-high brightness directly patterned displays during the third quarter. As with the development of any new technology we have had a few technical challenges which many have been resolved and we are working to resolve the remaining issues. The majority of the issues were related to our equipment. Recently, we delivered samples of two color directly patterned displays to one of our Avionics customers. The maximum brightness reached on these displays was in excess of 8,000 nits.

New Product Development

The qualification of the SXGA096 Color XL and XLS microdisplays was completed in the third quarter. Full production release is expected by November 2015. Initial shipments of the qualified microdisplays have been made to a few customers who have begun integrating them into new product designs. The qualification of an improved SXGA120 High Brightness Green (XLT) microdisplay was completed during the third quarter and production grade displays have been shipped to and validated by a lead customer. The improvements relate to the implementation of a reduced motion artifact function and enhanced uniformity at high brightness levels.

The immersive VR HMD is being upgraded with a newer version of the 2K x 2K display. This enhanced display will allow the immersive headset to demonstrate full color content.  The HMD features 2,000 by 2,000 pixel resolution, a superior form factor, and a wide 100+ degree field of view and has all the outstanding advantages of eMagin’s OLED microdisplays.

Employees

At October 31, 2015, we had a total of 86 employees, of which 83 were full-time employees, as compared to a total of 84 employees, of which 76 were full-time employees, at December 31, 2014.

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

Income Taxes

Our deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance.  At December 31, 2014, we had determined that based on all available evidence, both positive and negative, and based on the weight of the available evidence, including our 2014 operating loss and projected cumulative loss through 2015, it was more likely than not that none of our deferred tax assets would be realized and therefore, recorded a full valuation allowance. The Company had an operating loss for the nine month period ended September 30, 2015, is projecting a cumulative loss through 2015 and it is still more likely than not that none of its deferred tax assets would be realized; therefore, the Company continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

Product	$4,633	$5,170	$(537)	$15,163	$18,385	$(3,222)
Contract	$772	$529	$243	$3,265	$609	$2,656
Total revenue, net	$5,405	$5,699	$(294)	$18,428	$18,994	$(566)

Revenues for the three and nine months ended September 30, 2015 were approximately $5.4 million and $18.4 million, respectively, as compared to approximately $5.7 million and $19.0 million, respectively, for the three and nine months ended September 30, 2014.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware. For the three and nine months ended September 30, 2015, product revenue decreased approximately $0.5 million and $3.2 million, respectively, as compared to the three and nine months ended September 30, 2014 due primarily to fewer display shipments as a result of a decrease in production volume.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts. For the three and nine months ended September 30, 2015, contract revenue increased approximately $0.2 million and $2.7 million, respectively, as compared to the three and nine months ended September 30, 2014. The increase in the R&D contract revenue for the three and nine months was primarily due to more active R&D contracts and more contract work completed.

Cost of Goods Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

Product	$3,732	$3,645	$87	$10,317	$12,814	$(2,497)
Contract	$567	$309	$258	$2,037	$335	$1,702
Total cost of goods sold	$4,299	$3,954	$345	$12,354	$13,149	$(795)

Total cost of goods sold is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Total cost of goods sold for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 increased approximately $0.3 million and for the nine months ended September 30, 2015 as compared to the September 30, 2014 decreased $0.8 million. Total cost of goods sold as a percentage of revenues was 80% and 67%, respectively, for the three and nine month periods ended September 30, 2015 as compared to 69% for both the three and nine month periods ended September 30, 2014.

The following table outlines product, contract and total gross profit and related gross margins for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Product revenue gross profit	$901	$1,525	$4,846	$5,571
Product revenue gross margin	19%	29%	32%	30%
Contract revenue gross profit	$205	$220	$1,228	$274
Contract revenue gross margin	27%	42%	38%	45%
Total gross profit	$1,106	$1,745	$6,074	$5,845
Total gross margin	20%	31%	33%	31%

Total gross profit is a function of revenues less cost of goods sold. The total gross profit for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 decreased approximately $0.6 million and for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 increased approximately $0.2 million.  For the three and nine months ended September 30, 2015, the total gross margin was 20% and 33%, respectively, as compared to 31% for both the three and nine months ended September 30, 2014.

The product gross profit for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 decreased approximately $0.6 million and $0.7 million, respectively.  The gross profit was impacted by a decrease in revenues of 10% and 18% for the three and nine months ended September 30, 2015, respectively, as a result of decreased production resulting in fewer shipments and higher cost of goods per display.

Product gross margin was 19% for the three months ended September 30, 2015 down from 29% for the three months ended September 30, 2014. Product gross margin was 32% for the nine months ended September 30, 2015 up from 30% for the nine months ended September 30, 2014.

For the three months ended September 30, 2015 as compared to the same period in 2014, contract gross profit remained relatively flat period over period at $0.2 million and for the nine months ended September 30, 2015 as compared to the same period in 2014, contract gross profit increased approximately $1.0 million. Contract gross margin for the three and nine months ended September 30, 2015 decreased to 27% and 38%, respectively. The changes in gross profit and margin are due to the nature of both the individual contracts and the work completed on each during the quarter and year to date.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)			(unaudited)
	($ in thousands)			($ in thousands)

Research and development expense	$1,151	$957	$194	$2,983	$3,665	$(682)
Percentage of net revenue	21%	17%		16%	19%
Selling, general and administrative expense	$2,183	$1,819	$364	$5,050	$5,869	$(819)
Percentage of net revenue	40%	32%		27%	31%
Total operating expenses	$3,334	$2,776	$558	$8,033	$9,534	$(1,501)
Percentage of net revenue	61%	49%		43%	50%

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of goods sold. R&D expenses for the three months ended September 30, 2015 as compared to the same three month period in 2014 increased approximately $0.2 million or 20%. R&D expenses for the nine months ended September 30, 2015 decreased approximately $0.7 million or 19%. Research and development expenses as a percentage of revenues were 21% and 16%, respectively, for the three and nine month periods ended September 30, 2015 as compared to 17% and 19% for the three and nine month periods ended September 30, 2014, respectively. The increase in company-funded R&D expenses for the three month period was primarily due to the investment in internal company-funded R&D offset by the utilization of R&D personnel in performing funded R&D contract work. The decrease in company-funded R&D expenses for the nine month period was primarily due to the utilization of R&D personnel in performing funded R&D contract work which lowered internal company-funded R&D expense and lower personnel and stock-based compensation expenses.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2015 increased approximately $0.4 million or 20% and for the nine months ended September 30, 2015 decreased $0.8 million or 14% as compared to the three and nine months ended September 30, 2014. SG&A expenses as a percentage of revenues was 40% and 27%, respectively, for the three and nine month periods ended September 30, 2015 as compared to 32% and 31% for the three and nine month periods ended September 30, 2014, respectively. The increase in SG&A for the three months ended September 30, 2015 was primarily due to non-recurring charges for severance and settlement expenses. The decrease in SG&A for the nine months ended September 30, 2015 was due primarily to lower personnel and stock-based compensation expenses and a reduction in the allowance for doubtful accounts offset by the charge for severance expense.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. For the three and nine month periods ended September 30, 2015 and 2014, interest expense was approximately $11 thousand and $32 thousand, respectively. We have no debt upon which we are incurring interest expense; however, we pay fees to keep our line of credit available. Other income for the nine months ended September 30, 2015 was approximately $3 thousand of interest income and approximately $5 thousand and $8 thousand, respectively, of other income for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, other income of which the majority is interest income was approximately $6 thousand and $20 thousand, respectively.

Liquidity and Capital Resources

We had approximately $5.1 million of cash, cash equivalents, and investments at September 30, 2015 as compared to approximately $6.0 million at December 31, 2014.

Cash flow used by operating activities during the nine months ended September 30, 2015 was approximately $49 thousand, attributable to the net loss of approximately $2.0 million offset by net non-cash expenses of $1.1 million and a net change in operating assets and liabilities of $0.9 million. Cash flow used in operating activities during the nine months ended September 30, 2014 was approximately $5.1 million, attributable to our net loss of approximately $3.7 million and a net change in operating assets and liabilities of $3.3 million of which net inventories was a change of approximately $1.9 million offset by our net non-cash expenses of $1.6 million.

Cash used by investing activities during the nine months ended September 30, 2015 was approximately $0.3 million of which net short-term investments proceeds were approximately $0.7 million offset by equipment purchases of approximately $1.0 million. We have committed approximately $0.1 million for capital expenditures for the balance of 2015. Cash provided by investing activities during the nine months ended September 30, 2014 was approximately $4.7 million of which net short-term investments proceeds were approximately $5.8 million offset primarily by equipment purchases of approximately $1.0 million.

Cash provided by financing activities during the nine months ended September 30, 2015 was approximately $0.1 million, consisting of approximately $0.3 million of proceeds from stock option exercises offset by $0.2 million of proceeds used in the financing of intangibles as compared to approximately $1.1 million from stock option and warrant exercises during the nine months ended September 30, 2014.

Credit Facility

At September 30, 2015, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable. The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand. The credit facility will automatically renew on September 1, 2016 for a one year term unless written notice is provided. We did not draw on our credit facility during the nine months ended September 30, 2015 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of September 30, 2015.

Our cash needs to fund our operations and investment requirements over the next twelve months may be more than our current cash on hand, investments and the cash we anticipate generating from operations.  We may require additional funds over the next twelve months and, if so, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market rate risk

We are exposed to market risk related to changes in interest rates.

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At September 30, 2015, we have not drawn on our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three and nine months ended September 30, 2015.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes to the risk factors during the nine months ended September 30, 2015.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (2)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2015.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer

