Form 10-K
period 2015-12-31
EMAGIN CORP
filed 2016-03-17
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE MKT of $2.64 was approximately $44.2 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of February 29, 2016 was 29,550,170.

DOCUMENTS INCORPORATED BY REFERENCE – Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

1

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “eMagin Corporation,” “eMagin,” “Virtual Vision,” “the Company,” “we,” “us,” and “our company” refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operation,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Introduction

eMagin Corporation (“eMagin, “we,” “our company,” or “us,”) is a leader in the manufacture of microdisplays using OLED (organic light emitting diode) technology. We design, develop, manufacture, and market OLED on silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays smaller than one-inch diagonally which, when viewed through a magnifier, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer (“OEM”) customers to develop and market improved or new electronic products, especially products that are mobile and highly portable so that people have immediate access to information and can experience immersive forms of communications and entertainment.

We believe our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays (“LCDs” and “LCOS”) including greatly increased power efficiency, less weight, more compact size, negligible image smearing and dramatically higher contrast. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution, power efficient systems. Already proven in military and commercial systems, our portfolio of OLED microdisplays deliver high-resolution, flicker-free virtual images that perform effectively even in extreme temperatures and high-vibration conditions We have developed our own intellectual property and accumulated over 15 years of manufacturing know-how to create high performance OLED microdisplays.

eMagin Corporation was created through the merger of Fashion Dynamics Corporation ("FDC"), which was organized on January 23, 1996 under the laws of the State of Nevada, and FED Corporation ("FED"), a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. Simultaneous with this merger, we changed our name to eMagin Corporation. eMagin is incorporated in the state of Delaware.

We derive the majority of our revenue from sales of our OLED microdisplay products. We also earn revenue from government and commercial development contracts that may complement and support our internal research and development programs. In addition, we generate sales from optics and microdisplays combined with optics (“microviewers”).

Our Technology Platforms

Small Molecule, Top-Emitting Active Matrix OLED Technology

There are two basic classes of OLED technology, dubbed single molecule, or small molecule (monomer), and polymer. Our microdisplays are currently based upon active matrix small molecule OLED technology, which we refer to as active matrix OLED (“AMOLED”) because we build the displays directly onto silicon chips. Our AMOLED technology uniquely permits millions of individual low-voltage light sources to be built on low-cost, silicon computer chips to produce single color, white or full-color display arrays.  Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in very compact, integrated systems with lower overall system costs relative to alternative technologies.

OLEDs are thin films of stable organic materials that emit light of various colors when a voltage is impressed across them. OLEDs are emissive devices, which means that they create their own light, as opposed to liquid crystal displays (“LCD”), which require a separate light source. As a result, our OLED microdisplays use less power and can be capable of higher brightness and fuller color than liquid crystal microdisplays. Unlike LCD displays which use crossed polarizers to generate black level, OLED displays exhibit an extremely high contrast ratio which results in very vivid images. Because the light they emit is Lambertian, which means that it appears equally bright from most forward directions, a moderate movement in the eye does not change the image brightness or color as it does in other technologies.

Our technology is based on integrating a proprietary OLED device with a uniquely designed silicon backplane to produce efficient and high performance AMOLED microdisplays. Our OLED displays incorporate a unique, top-emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED microdisplays emit full visible spectrum light that is isolated with color filters to create full color images. Our microdisplays have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours, in certain applications. New processes and device improvements, such as our OLED-XLS™ technology, offer even better performance for brightness, efficiency, and lifespan. Our ongoing efforts to develop extremely bright OLED microdisplays are on track. We have recently demonstrated high resolution (WUXGA) microdisplays with brightness in excess of 6,500 nits, which is the world’s highest resolution and brightness. In addition to our AMOLED technology, we have developed compact optic and lens enhancements which, when coupled with the microdisplay, provide our high quality large screen appearance that we believe a large proportion of the marketplace demands.

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

Prism Optics

High quality, large view lenses with a wide range for eye positioning are essential for using our displays in near-eye systems. We have developed advanced molded plastic prism lenses that permit our AMOLED microdisplays to provide large field of view images that can be viewed for extended periods with reduced eye-fatigue. We have engaged a firm to manufacture our lenses in order to provide them in larger quantities to our customers. We have developed an additional prism optic for a project that will pair with our SXGA096 display.

Our Market Opportunities

The markets we target broadly fall into the categories of military, industrial/medical, and consumer though many of our products serve multiple markets (“dual use”). Within each of these market sectors, we believe that our OLED microdisplays, when combined with compact optic lenses, can become a key component for a number of mobile electronic products. Many of these products employ head-wearable displays that incorporate microdisplays mounted in or on eyeglasses, goggles, simple headbands, helmets, or hardhats, and are often referred to as head-mounted displays (HMDs) or headsets. Head-wearable displays may block out surroundings for a fully immersive experience, or be designed as "see-through" or "see-around" to the user's surroundings. They may contain one (monocular) or two (binocular) displays. Some of the increased current interest among prospective customers is due to accelerating the timetable to adapt such systems for military and commercial pilot’s aviation helmets and potentially large consumer virtual and augmented reality applications.

Military/Aviation

Properly implemented, we believe that head-mounted systems incorporating our microdisplays increase the user’s effectiveness by allowing hands-free operation and increasing situational awareness with enough brightness for use in daylight, yet controllable for nighttime light security. As a COTS (commercial off the shelf) component, OLED microdisplays intrinsically demonstrate performance characteristics important to military and other demanding commercial and industrial applications including high contrast, wide dimming range, shock and vibration resistance and insensitivity to high G-forces. The image does not suffer from flicker or color breakup in vibrating environments and the microdisplay's wide viewing angle allows ease of viewing for long periods of time. Most importantly, our OLED's very low power consumption reduces battery weight and increases allowed mission length. The OLED's inherent wide operating temperature range is of special interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at very high temperatures in desert conditions. Our microdisplay products provide power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant-on capabilities at low temperatures.

Our products’ military applications primarily fall into three broad areas: (1) helmet-mounted displays for situational awareness and data; (2) night vision/thermal imaging goggles, rifles and targeting sights, and handheld viewers; and (3) training and simulation devices. Similar systems are of interest for other military applications as well as for demanding operations such as urban security, homeland defense, fire and rescue.

Situational Awareness. Situational awareness products include head-mounted displays that are used to display such things as digital map, sensor imagery and pilot aviation information.  Handheld imagers also provide improved situational awareness for surveillance and training. In certain situations, these products are combined with a weapon system to give the user the capability of selecting targets without direct exposure. Our OLED microdisplays have been incorporated into both U.S. and foreign military situational awareness programs. The use of OLED microdisplays for aviation helmets is possible because of newly developed high brightness OLED technology at eMagin.

Night Vision/Thermal Imaging. Night vision goggles allow the user to see in low light conditions. Most versions include two different technologies: infrared/thermal and image intensification. Third and fourth generation military devices generally use some combination of the two technologies. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat-related problems. Thermal imaging systems can be stand-alone handheld systems or integrated as part of the aiming mechanism for a larger system.   Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been the driving factors in the adoption of thermal technologies for military applications. The power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly for smaller handheld non-cooled systems. Fielded products incorporating our OLED microdisplays include Exelis’ Enhanced Night Vision Goggle for the U.S. Army, L-3’s Javelin medium-range anti-tank missile system, Northrop Grumman’s Lightweight Laser Designator Rangefinders (LLDR), Thales’ SOPHIE™ handheld thermal imagers, and Thales’ MINIE™, LUCIE™, and MONIE™ night vision goggles.

Training and Simulation. Our OLED microdisplays are purchased by OEMs for use with their simulation and training products.   The companies that incorporate our OLEDs in their training and simulation products include Quantum 3D, Rockwell Collins, Intevac Vision Systems, and Sensics.

Our displays have been commercialized or prototyped for situational awareness and night vision/thermal imaging applications by military systems integrators including Elbit, L-3 Communications, Intevac Vision Systems, Nivisys, BAE Systems Technology, DRS, Exelis Inc. (formerly ITT), Intevac Vision Systems, Qioptiq, Rockwell Collins, SA Photonics, Saab, Sagem DS, and Thales, among many others.

Commercial, Industrial, and Medical

We believe that a wide variety of commercial and industrial markets offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplace environments and due to the benefit of mobile displays to enhance visual performance. Some examples of potential microdisplay applications include enhanced visualization during ocular surgery, mobile ultrasound, mobile nondestructive testing, enhanced vision for those with visual impairments, immediate access to inventory or maintenance and construction manuals; routine quality assurance inspection; and real-time viewing of images and data for a variety of applications. As one potential example, a user wearing an HMD while operating test equipment, such as an oscilloscope, can view technical data while simultaneously probing printed circuit boards. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by BCF, Liteye, FLIR Systems, Nordic NeuroLab, VRmagic GmbH, Sensics and Total Fire Group, among others.

Consumer

We believe that the most significant driver of the longer term near-eye virtual imaging microdisplay market is the growing consumer demand for mobile access to larger volumes of information and entertainment in smaller and more affordable packages. This desire for mobility has resulted in the development of mobile video personal viewer products in three general categories: (i) an emerging market for immersive virtual reality headset-application platforms such as accessories for gaming computers, portable DVD systems and wearable telepresence systems; (ii) an emerging market for augmented reality electronic viewers incorporated in products such as data glasses and personal viewers for cell phones; and (iii) a growing market in low cost thermal and low light images and scopes for hunting and other outdoor activities.

As we manufacture our OLED displays in higher volumes at reduced costs, we believe that our products will be increasingly well positioned to compete with and displace liquid crystal displays in the rapidly growing consumer market, particularly as the demand grows for sophisticated mobile personal viewers offering higher resolution and better image quality. Potential applications for these personal viewers include handheld personal computers and mobile devices, like smartphones, whose small, direct view screens limit the amount of information that can be displayed but which are now capable of running more complex software applications. Examples encompass applications where hands-free viewing is desired, such as maintenance activities; entertainment and gaming video headset systems; and night time or thermal imaging devices for hunting, camping, and other outdoor activities. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by IR Defense, among others. In addition, in late 2015, we entered into a Head Mounted Display technology licensing deal with an unnamed company which includes the use of our 2K x 2K displays in its consumer headsets.

Our Products

Our first commercial microdisplay, the SVGA+ OLED, was introduced in 2001.  In 2008, we introduced engineering samples of our SXGA120 OLED microdisplays and began selling significant quantities of the product in 2010. In late 2011, we began selling pre-production samples of the WUXGA OLED microdisplay which is now qualified and in production. The pace of product introductions and upgrades has increased over the past two years. In 2014, we released our Digital SVGA and in 2015 we released our smaller pixel pitch digital SXGA, SXGA096, as well as an upgrade to the SXGA120. eMagin OLED display products are being applied or considered for near-eye and headset applications in products to be manufactured by OEM customers for a wide variety of military, medical, industrial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or full systems. We also offer engineering support to enable customers to quickly integrate our products into their own product development programs and design customized displays with resolutions or features to meet special customer requirements. In 2015 we announced the development of a prototype 2K x 2K immersive headset that uses our prototype 2K x 2K display. With the addition of these new displays, we now offer the widest variety of OLED microdisplay options to our customers.

SVGA+ OLED Microdisplay Series (Super Video Graphics Array of 852x600).  This 0.62 inch diagonal microdisplay has a resolution of 852x600 triad pixels (1.53 million picture elements). The display also has an internal NTSC monochrome video decoder for low power night vision systems. The SVGA+ Rev3 OLED-XL microdisplay is a power efficient OLED display solution for near-eye personal viewer applications which uses less than 115 mW power in monochrome for thermal imaging applications, and lower than 175 mW at 200 cd/m2 for full color video.

Digital SVGA OLED-XL. The Digital SVGA or DSVGA OLED-XL was released for production in Q2 2014. This is an 800 x 600 display with 15 micron pixels and a 0.6 inch diagonal. It has all the benefits of eMagin’s other digital displays including lower power (100 mW monochrome and 135 mW color), high (10,000 to 1) contrast, and also features a digital composite signal interface, enabling a minimal physical interface for color applications

SXGA096 OLED-XL/XLS (Super eXtended Graphics Array, 1024 x 1024). This new display introduced in Q3 2015, features a 9.6-micron color pixel and was designed with the same level of feature integration as the DSVGA microdisplay, as well as low pin-count high speed LVDS (Low Voltage Differential Signaling) data interface. The compactness and high information content of the SXGA096 makes it ideal for small form factor applications such as commercial headsets and smart weapon sights. New with this microdisplay is the availability of the OLED XLS technology that more than doubles the OLED XL brightness. This expands the range of optical solutions that can be used with this display to result in smaller and lighter display modules.

SXGA OLED-XL (Super eXtended Graphics Array, 1280 x 1024). Our SXGA OLED microdisplay with a 0.77 inch diagonal active area provides 3,932,160 sub-pixels in an active area. The display’s pixel array comprises triads of vertical sub-pixels stacked side by side to make up each 12 x 12mm color pixel. The SXGA OLED-XL microdisplay offers digital signal processing, requiring less than 200mW under typical operation. The supported video formats are SXGA, 720p, DVGA (through 1280 x 960 pixel doubling), and both frame sequential and field sequential stereovision.

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

Headsets (“HMDs”). In 2014, eMagin developed and demonstrated a new Immersive Head Mounted Display (IHMD) with a different look and superior performance than other Virtual Reality (VR) HMDs.   Compared to other VR HMDs, it has 4 times the resolution, no pixelization, and a much smaller form factor.  It incorporates our latest 2K by 2K high-resolution OLED microdisplays and patented optics, giving it significantly sharper resolution than a cell phone display and conventional optics.  The field of view (“FOV”) of the IHMD exceeds one hundred (100) degrees and it has a resolution of four (4) megapixels per eye.  We entered into a nonexclusive license to the technology used in this immersive HMD to an undisclosed company in late 2015.  This company will incorporate our 2K x 2K displays in headsets that use the technology.   Improvements in our 2K by 2K display are in process and a qualified version will be available in early 2016.

We comply with all applicable export control laws including the Export Administration Regulations (“EAR”) and the International Traffic in Arms Regulations (“ITAR”).  Certain of our products may be deemed to be controlled for export by the U.S. Commerce Department’s Bureau of Industry and Security under the EAR or by the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR.  Most of our ITAR products are custom displays developed for a specific military program or purpose. Failure to comply with these export control laws can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. Government.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the United States Government.  The revenue that we recognize from these contracts represents reimbursement by various government entities.  In 2007, we were awarded a contract for the development of power efficient microdisplays for the United States Army Night Vision and Electronic Sensors Directorate (“NVESD”).  In 2008, this agreement was renewed through 2010; it was renewed again though 2011. In 2010, we were awarded a Cooperative Research and Development Agreement by NVESD for the Development, Evaluation and Characterization of Active Matrix Organic Light Emitting Diode (AMOLED) displays for use in HMDs.

In 2007, we were awarded a contract for the development of an ultra-high resolution display for the United States Army Telemedicine and Advanced Technology Research Center (“TATRC”).  In 2008 and 2009, this agreement was renewed through the first quarter of 2012.  In February 2012, we were awarded a Small Business Innovation Research contract by the United States Special Operations Command to optimize our WUXGA (1920x1200) microdisplay for mass production for dual use applications.

The U.S. Navy awarded eMagin a contract in 2011 for research and development of microdisplays using Silicon on Insulator technology. In 2012, we were awarded a follow-on contract for development of a high-brightness, high resolution microdisplay to be used for head-mounted avionics applications. Work on this contract continued throughout 2013 and was completed in 2014.

In 2014, eMagin was awarded several new R&D contracts totaling over $7 million. The largest of these was a contract to develop and produce an ultra-high resolution, high brightness, high contrast, full color OLED microdisplay at a low unit cost. This Defense-wide Manufacturing Science & Technology (DMS&T) award (also known as ManTech) is funded by the Under Secretary of Defense for Acquisition, Technology, and Logistics (USD AT&L) and will be administered by the US Army RDECOM CERDEC Night Vision and Electronic Sensors Directorate (NVESD) Science and Technology (S&T) Division. eMagin is currently about halfway through the work on this contract.

In 2015, eMagin was awarded two new development programs that are continuing into 2016. The first program is a Small Business Technology Transfer (STTR) program with the Air Force Research Laboratory (AFRL) and the second, a Small Business Innovation Research (SBIR) program with the United States Special Operations Command (SOCOM). Both programs are investigating improved OLED micro display design and performance.

Also in 2015, eMagin was awarded a contract for a feasibility study for a new microdisplay based on an improved backplane design. This contract has been extended to the next phase, and is worth over $1.1 million if all phases are contracted. Our government contracts require us to conduct the research effort described in the statement of work section of the contract.  These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions.  Approximately 14% of 2015 revenue was related to research contracts funded by the U.S. Government as compared to 4% in 2014.

Our Strategy

Our strategy is to strengthen our leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in high growth segments of the electronics industry by capitalizing on our experience and expertise in active matrix OLED technology and silicon wafer design.  We aim to provide microdisplays and complementary accessories to enable OEM customers to develop and manufacture new and enhanced electronic products. Some key elements of our strategy to achieve these objectives include the following:

•	Strengthen our technology leadership. As the first to exploit AMOLED microdisplays and the only benefactor of U.S. Government Contract Research and Development programs for OLED microdisplays, we believe that we enjoy a significant advantage in bringing this technology to market. By continuing to invest in research and development, and protecting our intellectual property, we expect to further develop performance improvements and provide a competitive edge for our customers who integrate our displays into their end products.
•	Optimize microdisplay manufacturing efficiencies while protecting proprietary processes and partner with large volume manufacturers to bring our technology into high volume production. We intend to reduce our production costs primarily by increasing manufacturing yield and lowering fixed costs through reduced cycle time and increased automation as well as equipment upgrades. We outsource certain portions of microdisplay production, such as chip fabrication, to minimize our costs and time to market. We intend to retain the OLED-related processes in-house, where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know-how. We believe that this strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. In order to address emerging high volume consumer electronics OLED microdisplay requirements, we are actively seeking manufacturing partners who can help us realize that objective.
•	Build and maintain strong design capabilities. We employ in-house design capabilities supplemented by outsourced design services. Building and maintaining this capability allows us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers' needs as new markets develop. Contracting third party design support to meet demand and for specialized design skills may also remain a part of our overall long term strategy. Given these capabilities we continue to look for opportunities to add value to our displays to increase revenue.
•	Leverage strategic relationships. External relationships play an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and bring us new ideas and solutions. In addition, we participate in industry associations such as Society Information Display (“SID”), SPIE, the international society for optics and photonics, and the Army Aviation Association of America, among others. We believe that strategic relationships allow us to better determine the demands of the marketplace and, as a result, allow us to focus our future research and development activities to satisfy our customers’ evolving requirements.

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

We market our products in North America, Asia, and Europe directly from our sales office located in our Hopewell Junction, NY facilities. We also have distributors in China and Korea.

An OEM design cycle typically requires between 6 and 36 months, depending on the uniqueness of the market, the complexity of the end product or, in the case of military OEM customers, government procurement schedules.  Because our microdisplays are the main functional component that defines many of our customers' end products, we work closely with customers to provide technical assistance throughout the product evaluation and integration process.

Customers

Customers for our products include both large multinational and smaller OEMs. We maintain relationships with OEMs in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors. The following table estimates net product revenues in the market sectors.

	For the Years Ended
	December 31,
Market	2015	2014
Commercial	27%	23%
Military	53%	58%
Both Commercial and Military	20%	19%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	For the Years Ended
	December 31,
Geographic Location	2015	2014
United States	63%	51%
International	37%	49%

In 2015 and 2014 we had 10 customers that accounted for approximately 55% and 50%, respectively, of our total revenue.  In 2015 we had two customers that accounted for more than 10% of our total revenue and in 2014 we had no customer that accounted for more than 10% of our total revenue.

Backlog

As of January 31, 2016, we had a backlog of approximately $6.9 million for purchases through December 2016. This backlog primarily consists of non-binding purchase orders and purchase agreements for delivery over the next six months but does not include expected revenue from R&D contracts or expected NRE (non-recurring engineering) programs under development. Most purchase orders are subject to rescheduling or cancellation by the customer with no or limited penalties.  We believe that the backlog metric is of limited utility in predicting future sales because many of our OEM customers operate on a ship-to-order basis. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing Facilities

Our manufacturing facilities are located about 70 miles north of New York City in Hopewell Junction, NY. We lease approximately 37,000 square feet of space from GLOBALFOUNDRIES which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room space, assembly space and administrative offices.

Facilities services provided by GLOBALFOUNDRIES include our clean room, pure gases, high purity de-ionized water, compressed air, chilled water systems, and waste disposal support. This infrastructure provided by our lease with GLOBALFOUNDRIES provides us with many of the resources of a larger corporation without the added overhead costs. It further allows us to focus our resources more efficiently on our product development and manufacturing goals.

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. Although we currently have the equipment needed for profitable production in place, we purchased $1.2 million and $1.5 million in 2015 and 2014, respectively, of additional equipment mainly related to manufacturing and we plan to add up to $5.6 million of equipment in 2016 to increase capacity and yield and to meet expected demand for our microdisplays.

Competition

The industry in which we operate is highly competitive. We face competition from legacy technologies such as transmissive liquid crystal microdisplays (“LCDs”) and Liquid Crystal on Silicon (“LCOS”) displays as well as from alternative flat panel display technologies such as virtual scanning retinal displays. There are many large and small companies that manufacture or have in development, products based on these technologies.

There are a few manufacturers of high resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products. They are Yunnan OLiGHTECK Opto-Electronic Technology Co., Ltd. (“Olightek”) in China and MicroOLED in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher-level systems such as digital cameras and HMDs and is now selling microdisplays to some commercial customers.

We may also compete with potential licensees of Universal Display Corporation or Global OLED Technology LLC, among others, each of which potentially can license OLED technology portfolios. If other new OLED-based companies enter our markets with directly relevant display designs and without manufacturing and reliability issues, we will face additional competition, though we believe that our progress to date in this area gives us a significant advantage.

In the future, we believe that competition will come from LCOS, small transmissive LCDs, and OLED microdisplays manufactured by competitors. While we believe that OLED technology is technically superior providing higher quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency microdisplays, there is no assurance that we will continue to be the dominant OLED microdisplay supplier.

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

Our intellectual property covers a wide range of materials, device structures, processes, and fabrication techniques, primarily concentrated in the following areas:

•	OLED Devices, Architecture, Structures, and Processes;
•	Display Color Processing and Sealing;
•	Active Matrix Circuit Methodologies and Designs;
•	Lenses and Tracking (Eye and Head);
•	Ergonomics and Industrial Design;
•	Wearable Computer Interface Methodology;
•	Legacy Field Emission and General Display Technologies; and
•	Head-mounted display technology.

We believe that, in addition to patent protection, our success is dependent upon trade secrets, technical expertise and know-how.  To protect this information and know-how from unauthorized use or disclosure, we use nondisclosure agreements and other measures to protect our proprietary rights, and we require all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and non-competition agreements. We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated manufacturing know-how in OLED, gives us a significant advantage over potential competitors.

Employees

As of January 31, 2016, we had a total of 90 employees, of which 87 were full time.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our website address is www.emagin.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and all amendments to such reports filed under the Securities Exchange Act of 1934, as amended, after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, eMagin Corporation, 2070 Route 52, Hopewell Junction, NY 12533.

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

RISKS RELATED TO OUR FINANCIAL POSITION

We have had losses in the past and may incur losses in the future.

Our accumulated deficit is approximately $211 million as of December 31, 2015.   We can give no assurances that we will be profitable in the future. We cannot assure you that we will sustain profitability or that we will not incur operating losses in the future.

We may not be able to execute our business plan due to a lack of cash from operations.

We anticipate that our cash from operations will be sufficient to meet our requirements over the next twelve months.  In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we may have to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. No assurance can be given that if additional financing becomes necessary it will be available on acceptable terms, if at all.

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

We depend on a number of sole source or limited source suppliers for certain raw materials, components, and services. These include circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support.  We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us due to performance, quality, support, delivery, capacity, or price considerations (or a combination thereof). Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could materially and adversely affect our operating results. We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we provide the design layouts to a sole semiconductor contract manufacturer who manufactures the integrated circuits on silicon wafers. Our inability to obtain sufficient quantities of components and other materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.  Generally, we do not have long term contracts or written agreements with our source suppliers, but instead operate on the basis of short term purchase orders.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products changes, and as we enter new markets which may require higher volume mass production, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to expand or if we increase our capacity too quickly, our prospects may be limited and our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For some of our products, vendor lead times exceed our customers’ required delivery time, causing us to order to forecast rather than order based on actual demand. Ordering raw material and building finished goods based on forecasts exposes us to numerous risks, including potential inability to service customer demand within an acceptable timeframe, holding excess inventory or having unabsorbed manufacturing overhead.

Variations in our production yields impact our ability to reduce our costs and could cause our margins to decline and our operating results to suffer.

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

We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.  If the supply of a critical single-source material or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner.  Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which would harm our operating results.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We may not be successful in protecting our intellectual property and proprietary rights.

We rely on a combination of patents, trade secret protection, licensing agreements and other arrangements to establish and protect our proprietary technologies. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our current patent applications, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us may not afford us any competitive advantage, others may independently develop similar technology or design around our patents, and protection of our intellectual property rights may be limited in certain foreign countries. On April 30, 2007, the U.S. Supreme Court, in KSR International Co. vs. Teleflex, Inc., mandated a more expansive and flexible approach towards a determination as to whether a patent is obvious and invalid, which may make it more difficult for patent holders to secure or maintain existing patents. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Protection of intellectual property has historically been a large yearly expense for us. For a period prior to 2008, we were not in a financial position to properly protect all of our intellectual property, and may not be in a position to properly protect our position or stay ahead of competition in new research and the protecting of the resulting intellectual property.

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

The commercial market for microdisplays is still emerging. Our long-term success may depend on consumer acceptance of microdisplays as well as the success of the commercialization of the microdisplay market. As an OEM supplier, our customers’ products must also be well accepted. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market.

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

The display industry may be subject to cyclical demand and overcapacity.

Our business strategy is dependent on OEM manufacturers’ building and selling products that incorporate our OLED displays as components into those products. Industry-wide fluctuations in demand could cause significant harm to our business. The OLED microdisplay sector may experience overcapacity if additional capacity comes on line which could lead to pricing pressures and a difficult market in which to sell our products.

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

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, including salaries, bonuses, stock options and other fringe benefits, offered to employees in order to attract and retain such personnel. The costs of attracting and retaining new personnel may have a materially adverse effect on our business and our operating results.

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

Our business has primarily operated on the basis of short-term purchase orders.  We receive some longer term purchase agreements, and procurement contracts, but we cannot guarantee that we will continue to do so. Our current purchase agreements can be cancelled or revised without penalty, depending on the circumstances. We plan production primarily on the basis of internally generated forecasts of demand based on communications with customers, and available industry data which makes it difficult to accurately forecast revenues. If we fail to accurately forecast operating results, our business may suffer and the market price of our shares may decline.

Our business strategy may fail if we cannot continue to form strategic relationships with companies that manufacture and use products that could incorporate our active matrix OLED technology.

Our prospects could be significantly affected by our ability to develop strategic alliances with OEMs for incorporation of our active matrix OLED microdisplay technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter into will realize their objectives. Failure to do so could have a material and adverse effect on our business.

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

We must comply with certain laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business under our federal government contracts, including the business that we do as a subcontractor. In complying with these laws and regulations, we may incur additional costs, and non-compliance may lead to the assessment of fines and penalties, including contractual damages, or the loss of business.

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

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-linked securities in the future at a time and price that we deem appropriate. As of January 31, 2016, we have outstanding common shares of 29,550,170 plus (i) options to purchase 4,218,139 shares, (ii) warrants to purchase 2,600,000 shares and (iii) convertible preferred stock to acquire 7,545,333 shares of common stock. If a significant number of our outstanding options are exercised, our shareholders may experience a substantial dilution in their percentage ownership of our company.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could remediate any such weakness; our failure to do so would prevent our management from concluding that our internal control over financial reporting as of the end of our fiscal year is effective. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $1.37 on December 29, 2015 to a high of $3.65 on February 26, 2015. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

As of January 31, 2016, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 18% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, owned approximately 11% of our outstanding voting stock, Stillwater Trust LLC owned 4% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 5% of our outstanding voting stock.  Together such shareholders owned approximately 38% of our outstanding voting stock.  As a result, these shareholders, if they act together, may be able to exert a significant degree of influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Further, if these shareholders act together with another shareholder, Ginola Limited, which has common directors with Mount Union Corp., Chelsea Trust Company and Crestflower Corporation, as of January 31, 2016, they would collectively have represented approximately 46% of our outstanding voting stock.  This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.   Nevertheless, the ability to influence the election of the Board of Directors or otherwise have influence does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our manufacturing facility and corporate headquarters are located in Hopewell Junction, NY, where we lease approximately 37,000 square feet from GLOBALFOUNDRIES.  The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. The lease expires in 2019.  We lease approximately 2,000 square feet of office space for design and product development in Santa Clara, CA and the lease expires in 2017. We lease approximately 1,800 square feet in office space for administrative offices in Bellevue, WA, the lease expires in 2017.

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

2015:	High	Low
First quarter	$3.74	$2.21
Second quarter	$3.41	$2.03
Third quarter	$2.91	$2.32
Fourth quarter	$2.56	$1.35

2014:
First quarter	$3.55	$2.20
Second quarter	$2.92	$2.17
Third quarter	$2.81	$2.01
Fourth quarter	$2.78	$1.86

As of January 31, 2016, there were 273 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There were no declared dividends in 2015 and 2014. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Recent Issuances of Unregistered Stock

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three month period ended December 31, 2015.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders - 2013 Incentive Stock Plan	819,227	$2.68	672,145
Equity compensation plans approved by security holders - 2011 Incentive Stock Plan	929,850	$3.83	455,408
Equity compensation plans not approved by security holders - 2008 Incentive Stock Plan	547,502	$3.54	23,378
Equity compensation plans approved by security holders - Amended and Restated 2003 Employee Stock Option Plan	1,921,560	$4.22	–
	4,218,139		1,150,931

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

We believe that our OLED-on-silicon microdisplays offer a number of advantages in near to the eye applications over other current microdisplay technologies, including lower power requirements, less weight, fast video speed without flicker, wide operating temperature and wider viewing angles. In addition, many computer and video electronic system functions can be built directly into the OLED-on-silicon microdisplay, resulting in compact systems with lower expected overall system costs relative to alternate microdisplay technologies.

We have devoted significant resources to the development and commercial launch of our OLED microdisplay products into military, industrial and medical applications world-wide. First sales of our SVGA+ microdisplay began in May 2001 and we launched the SVGA-3D microdisplay in February 2002. In 2008 the SXGA microdisplay became our first digital display, and in 2011 we introduced the VGA OLED-XL, our lowest powered microdisplay, and the WUXGA OLED-XL which exceeds 1080p HD resolution.  As of January 31, 2016 and 2015, we had a backlog of approximately $6.9 and $8.5 million, respectively, in products ordered for delivery through December 31, 2016 and 2015, respectively.   This backlog consists of non-binding purchase orders and purchase agreements. These products are being applied or considered for near-eye and headset applications in products such as thermal imagers, night vision goggles, virtual reality and augmented reality devices to be manufactured by original equipment manufacturer (OEM) customers.

In addition to marketing OLED-on-silicon microdisplays as components, we also offer microdisplays as an integrated package, which we call microviewer that includes a compact lens for viewing the microdisplay and electronic interfaces to convert the signal from our customer's product into a viewable image on the microdisplay. We have developed a strong intellectual property portfolio that includes patents, manufacturing know-how and unique proprietary technologies to create high performance OLED-on-silicon. We believe our technology, intellectual property portfolio and position in the marketplace, gives us a leadership position in OLED and OLED-on-silicon microdisplay technology.  We are one of only a few companies in the world to market and produce significant quantities of high resolution full-color small molecule OLED-on-silicon microdisplays.

In 2015, eMagin introduced the high brightness OLED platform for products termed as the OLED-XLS series. This set of products shows a lower voltage of operation and a higher luminance. The maximum luminance for the OLED-XLS based products can reach 1,000 nits in full color.

In 2014, eMagin was awarded and began work on several new R&D contracts that have resulted in significant additional revenue beginning in 2014 and 2015 and work is expected to continue into 2016 and 2017. The awards total over $7 million. There are three government programs: 1) to improve the backplane; 2) to increase the brightness of the OLED display and 3) the ManTech program, which was awarded to increase the efficiency of the OLED microdisplay manufacturing process. These R&D contracts are on schedule. Initial design work was completed for the improved backplane project. Preliminary tests to fabricate very low voltage, high brightness, OLED devices show encouraging results. Following an initial upgrade to the existing direct patterning tool in 2014 a further upgrade is being ordered in 2016. This upgrade will significantly shorten the processing time and also allow device performance improvement. The expected delivery time of the tool upgrade is third quarter 2016.

The SXGA-096 microdisplay was redesigned in 2014 to improve system integration and extend its operating capabilities to take advantage of the new OLED technology improvements being developed by us. This microdisplay was qualified in 2015 and customer shipments started in the third quarter.

Also, a number of our customers are taking delivery of samples of our green XLT displays in a variety of formats for testing in avionics and other applications requiring very high brightness. Our green XLT displays has a brightness up to 24,000 nits and is useful in applications with very high background lighting such as daytime viewing.

In Q3 2015, we completed a redesign of the SXGA120 microdisplay for improved producibility, electro-optical performance and the addition of features developed since the first inception of the SXGA120, The new display is completely backwards compatible with the original SXGA120, providing customers with a transparent upgrade path.

In 2015, we demonstrated a prototype VR headset with a field of view of > 100 that used a prototype 2K by 2K display. This display is being upgraded and is expected to be qualified and offered for sale in early 2017.

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

Revenue and Cost Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer; the price is fixed; title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.

Revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Progress is generally based on a cost-to-cost approach; however, an alternative method may be used such as physical progress, labor hours or others depending on the type of contract. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances. Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

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

Stock-based Compensation

eMagin maintains several stock equity incentive plans.  The 2005 Employee Stock Purchase Plan (the “ESPP”) provides our employees with the opportunity to purchase common stock through payroll deductions.  Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates.  As of December 31, 2015, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2015, the plan had not been implemented.

The 2008 Incentive Stock Plan (the “2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2008 Plan has an aggregate of 2 million shares.  In 2015, there were no options granted from this plan.

The 2011 Incentive Stock Plan adopted and approved by the shareholders on November 3, 2011 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   On June 7, 2012, at our Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan has an aggregate of 1.4 million shares.  In 2015, there were no options granted from this plan.

The 2013 Incentive Stock Plan (the “2013 Plan”) adopted and approved by the shareholders on May 17, 2013 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2013 Plan has an aggregate of 1.5 million shares.  In 2015, there were 455,710 options granted from this plan.

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

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  At December 31, 2015 and 2014, we have provided a full valuation allowance against its deferred tax assets as we have determined that it is more likely than not that none of the deferred tax assets will be realized.

Our effective income tax rate was 0% in 2015 and 2014.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

Consolidated Statements of Operations Data:
	As a Percentage of Total Revenue
	Years Ended December 31,
	2015	2014

Revenue	100%	100%
Cost of goods sold	72	71
Gross profit	28	29
Operating expenses:
Research and development	16	18
Selling, general and administrative	28	31
Total operating expenses	44	49
Loss from operations	(16)	(20)
Other income (expense), net	–	–
Loss before income taxes	(16)	(20)
Income tax expense (benefit)	–	–
Net loss	(16)%	(20)%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

	For the Years Ended
	December 31,
	2015	2014	Change
	(in thousands)

Product	$20,912	$24,061	$(3,149)
Contract	$4,230	$1,654	$2,576
Total revenue, net	$25,142	$25,715	$(573)

Revenues decreased approximately $0.6 million to a total of approximately $25.1 million for the year ended December 31, 2015 from approximately $25.7 million for the year ended December 31, 2014, representing a 2% decrease.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware. In 2015, product revenue decreased approximately $3.1 million or 13% as compared to 2014. The decrease was a result of a 14% decrease in the number of displays sold offset by a 1% increase in the average selling price.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts. In 2015, contract revenue increased $2.6 million, or 156% year-over-year, as a result of an increase in the number of active R&D contracts and the work completed on such contracts.

Cost of Goods Sold

	For the Years Ended
	December 31,
	2015	2014	Change
	(in thousands)

Product	$15,466	$17,384	$(1,918)
Contract	$2,698	$946	$1,752
Total cost of goods sold	$18,164	$18,330	$(166)

Cost of goods sold is comprised of costs of product revenue and contract revenue.  Cost of product revenue includes materials, labor and manufacturing overhead related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance on contracts.   Cost of goods sold for the year ended December 31, 2015 was approximately $18.2 million as compared to approximately $18.3 million for the year ended December 31, 2014, a decrease of approximately $0.1 million.  Cost of goods sold as a percentage of revenues was 72% for the year ended December 31, 2015 up slightly from 71% for the year ended December 31, 2014.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended
	December 31,
	2015	2014

Product gross profit	$5,446	$6,677
Product gross margin	26%	28%
Contract gross profit	$1,532	$708
Contract gross margin	36%	43%
Total gross profit	$6,978	$7,385
Total gross margin	28%	29%

In 2015, total gross profit decreased approximately $0.4 million or 6%. Total gross margin was 28% for the year ended December 31, 2015 down slightly from 29% for the year ended December 31, 2014.

Product gross profit decreased approximately $1.2 million as it was impacted by a 13% decrease in 2015 revenues and the 2015 product cost of goods sold decreased 11% due to a 13% decrease in production costs offset by a $1.2 million write-down of inventory.

Product gross margin decreased from 28% in 2014 to 26% in 2015 due to a write-down of inventory and a higher cost per display partially offset by a higher average selling price in 2015.

Contract gross profit increased approximately $0.8 million as a result of an increase in 2015 revenues of $2.6 million offset by an increase of 2015 contract cost of goods sold of $1.8 million. Contract gross margin decreased from 43% in 2014 to 36% in 2015. Contract gross margin is dependent upon the mix of internal versus external third party costs, with the external third party costs causing a lower gross margin and reducing the contract gross profit.

Operating Expenses

	For the Years Ended
	December 31,
	2015	2014	Change
	($ in thousands)

Research and development expense	$4,077	$4,511	$(434)
Percentage of net revenue	16%	17%
Selling, general and administrative expense	$6,963	$8,125	$(1,162)
Percentage of net revenue	28%	32%
Total operating expenses	$11,040	$12,636	$(1,596)
Percentage of net revenue	44%	49%

Research and Development Expenses

Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems.  Research and development expenses for the year ended December 31, 2015 were approximately $4.1 million as compared to approximately $4.5 million for the year ended December 31, 2014, a decrease of approximately $0.4 million.  The decrease in company-funded R&D expenses is due to expense being allocated to external funded contracts and lower non-cash compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel costs, professional services fees, as well as other marketing, general corporate and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2015 were approximately $7.0 million as compared to approximately $8.1 million for the year ended December 31, 2014, a decrease of approximately $1.1 million. For the year ended December 31, 2015 as compared to 2014, there was a decrease in non-cash compensation, personnel costs and bad debt expense offset by increases in consulting and recruiting expenses.

Other Income (Expense)

Other income (expense), net consists primarily of interest expense and interest income earned on investments. For the years ended December 31, 2015 and 2014, interest expense net of capitalization was $43 thousand and $28 thousand, respectively. We have no debt upon which we are incurring interest expense; however, we pay fees to keep our line of credit available. Other income for the year ended December 31, 2015 consisted of interest income of $4 thousand and $8 thousand of miscellaneous income offset by a loss on sale of fixed assets of $12 thousand. For the year ended December 31, 2014 other income consisted of interest income of $19 thousand and $11 thousand of miscellaneous income offset by a loss on sale of fixed assets of $8 thousand.

Income Tax Expense (Benefit)

For the years ended December 31, 2015 and 2014, income tax expense was approximately $0, respectively. We have a full valuation allowance as we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the deferred tax assets.

Net Loss

Net loss was approximately $4.1 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $9.3 million of cash, cash equivalents, and investments as compared to $6.0 million at December 31, 2014.  As of December 31, 2015, we had approximately $9.3 million of cash and cash equivalents as compared to $5.3 million as of December 31, 2014, an increase of $4.0 million.  The increase in cash was primarily due to cash provided by investing financing activities of $5.7 million offset by the cash used in operating activities of approximately $1.3 million and investing activities of approximately $0.4 million.

For the year ended December 31, 2015, operating activities used $1.3 million in cash, which was attributable to our net loss of approximately $4.1 million offset by the change in net non-cash expenses of $2.8 million.  For the year ended December 31, 2014, operating activities used $4.7 million in cash, which was attributable to our net loss of approximately $5.3 million and the change in operating assets and liabilities of $2.4 million offset by approximately $3.0 million from the net non-cash expenses.

For the year ended December 31, 2015, investing activities used approximately $0.4 million in cash of which approximately $1.2 million was used for equipment purchases primarily for upgrading our production line offset by $0.8 million provided from net investments maturing.  For the year ended December 31, 2014, investing activities provided approximately $4.6 million in cash of which approximately $6.3 million was from net investments maturing offset by approximately $1.5 million of equipment purchases primarily for upgrading our production line and $0.2 million to purchase intangible assets.

For the year ended December 31, 2015, financing activities provided approximately $5.7 million in cash of which approximately $5.6 million of proceeds was from the sale of common stock and approximately $0.3 million of proceeds from the exercise of stock options offset by approximately $0.2 million in proceeds used in the financing of intangibles. For the year ended December 31, 2014, financing activities provided approximately $1.3 million in cash from the exercise of warrants and stock options.

Credit Facility

At December 31, 2015, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum amount of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The interest on the credit facility is equal to the Prime Rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility will automatically renew on September 1, 2016 for a one year term unless written notice to terminate the credit facility is provided by either party.  We did not draw on our credit facility in 2015 or at any time since its inception in September 2010.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of December 31, 2015.

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

Dividends and Stock Repurchase Plan

In the years ended December 31, 2015 and 2014, no dividends were declared or paid. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes. Future decisions to pay cash dividends are at the discretion of our Board of Directors.

In August 2011, our Board of Directors approved a stock repurchase plan authorizing us to repurchase common stock not to exceed $2.5 million in total value.  No shares were repurchased in 2015 or 2014. As of December 31, 2015, approximately $2.0 million remained under the stock repurchase plan.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years
Operating lease obligations	$3,233	974	1,878	381
Line of credit	9	9	–	–
Equipment purchase obligations	103	103	–	–
Purchase obligations (a)	2,381	2,203	178	–
Total	$5,726	3,289	2,056	381

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.   We do not hold derivative financial instruments or equity securities.   At December 31, 2015, we have not withdrawn any funds under our revolving line of credit and therefore do not have any related interest rate risk. A change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended December 31, 2015.

Foreign currency exchange rate risk

We do not have any material foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
eMagin Corporation and Subsidiary

Bellevue, WA

We have audited the accompanying consolidated balance sheets of eMagin Corporation and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended (collectively, financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMagin Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Seattle, Washington

March 17, 2016

eMAGIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$9,273	$5,290
Investments	–	750
Accounts receivable, net	3,508	3,878
Unbilled accounts receivable	1,445	166
Inventories, net	3,901	4,586
Prepaid expenses and other current assets	489	656
Total current assets	18,616	15,326
Equipment, furniture and leasehold improvements, net	9,131	9,417
Intangibles and other assets	336	382
Total assets	$28,083	$25,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,636	$1,027
Accrued compensation	1,246	1,145
Other accrued expenses	1,057	812
Advance payment	56	74
Deferred revenue	80	331
Other current liabilities	602	664
Total current liabilities	4,677	4,053

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2015 and 2014	–	–
Common stock, $.001 par value: authorized 200,000,000 shares, issued and outstanding, 29,550,170 shares as of December 31, 2015 and 25,195,107 as of December 31, 2014	30	25
Additional paid-in capital	234,814	228,380
Accumulated deficit	(210,938)	(206,833)
Treasury stock, 162,066 shares as of December 31, 2015 and 2014	(500)	(500)
Total shareholders’ equity	23,406	21,072
Total liabilities and shareholders’ equity	$28,083	$25,125

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended
	December 31,
	2015	2014
Revenue:

Product	$20,912	$24,061
Contract	4,230	1,654
Total revenue, net	25,142	25,715

Cost of goods sold:

Product	15,466	17,384
Contract	2,698	946
Total cost of goods sold	18,164	18,330

Gross profit	6,978	7,385

Operating expenses:

Research and development	4,077	4,511
Selling, general and administrative	6,963	8,125
Total operating expenses	11,040	12,636

Loss from operations	(4,062)	(5,251)

Other income (expense):
Interest expense, net	(43)	(28)
Other income, net	–	22
Total other income (expense), net	(43)	(6)
Loss before provision for income taxes	(4,105)	(5,257)
Provision for income taxes	–	–

Net loss	$(4,105)	$(5,257)

Loss per share, basic	$(0.16)	$(0.22)
Loss per share, diluted	$(0.16)	$(0.22)

Weighted average number of shares outstanding:

Basic	25,296,040	24,376,259

Diluted	25,296,040	24,376,259

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2013	5,659	$–	23,928,619	$24	(162,066)	$(500)	$226,051	$(201,576)	$23,999
Exercise of common stock options	–	–	266,488	–	–	–	275	–	275
Stock based compensation	–	–	1,000,000	1	–	–	1,029	–	1,030
Purchase of treasury stock	–	–	–	–	–	–	1,025	–	1,025
Net loss	–	–	–	–	–	–	–	(5,257)	(5,257)
Balance, December 31, 2014	5,659	$–	25,195,107	$25	(162,066)	$(500)	$228,380	$(206,833)	$21,072
Exercise of common stock options	–	–	254,351	1	–	–	266	–	267
Common stock issued for cash, net of issuance costs	–	–	4,100,712	4	–	–	5,562	–	5,566
Stock based compensation	–	–	–	–	–	–	606	–	606
Net loss	–	–	–	–	–	–	–	(4,105)	(4,105)
Balance, December 31, 2015	5,659	$–	29,550,170	$30	(162,066)	$(500)	$234,814	$(210,938)	$23,406

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,105)	$(5,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,530	1,181
Increase (reduction) in provision for doubtful accounts	(543)	582
Inventory reserve	1,253	202
Stock-based compensation	606	1,025
Loss on sale of asset	12	8
Changes in operating assets and liabilities:
Accounts receivable	(87)	(141)
Unbilled accounts receivable	(279)	(166)
Inventories, net	(567)	(1,355)
Prepaid expenses and other current assets	155	8
Advance payments	(18)	(81)
Deferred revenue	(251)	265
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	1,033	(957)
Net cash used in operating activities	(1,261)	(4,686)
Cash flows from investing activities:
Purchase of equipment	(1,189)	(1,479)
Proceeds from sale of asset	–	8
Purchase of intangibles	–	(140)
Maturities of investments	750	8,250
Purchase of investments	–	(2,000)
Net cash provided by (used in) investing activities	(439)	4,639
Cash flows from financing activities:
Proceeds from sale of common stock, net	5,566	–
Proceeds from exercise of stock options and warrants	267	1,305
Payments made in the financing of the intangibles	(150)	–
Net cash provided by financing activities	5,683	1,305
Net increase in cash and cash equivalents	3,983	1,258
Cash and cash equivalents, beginning of year	5,290	4,032
Cash and cash equivalents, end of year	$9,273	$5,290

Cash paid for interest, net of amount capitalized of $0 and $13 thousand in 2015 and 2014, respectively	$13	$–

Non-cash investing activities:

Intangible assets - patents	$–	$150
Non-cash equipment purchases	$8	$6

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended
	December 31,
	2015	2014
Beginning balance	$663	$394
Warranty accruals	455	760
Warranty usage	(519)	(491)
Ending balance	$599	$663

Research and development expenses

Research and development costs are expensed as incurred.

Cash and cash equivalents

All highly liquid instruments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Investments

Investments consist of FDIC-insured certificates of deposit which the Company classifies as held-to-maturity since it has the positive intent and ability to hold them until maturity and the investments are carried at amortized cost.  As of December 31, 2015, the Company did not have any investments and as of December 31, 2014, the held-to-maturity investments were $0.75 million, maturing within 6 months.

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

Unbilled accounts receivable

Unbilled receivables principally represent revenues recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with the contractual terms of the arrangement.  We anticipate that the majority of the fiscal 2015 balance will be collected during the 2016 fiscal year. As of December 31, 2015 and 2014, unbilled accounts receivable was $1.4 million and $0.2 million, respectively.

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

Intangible assets

Included in the Company’s intangible assets are patents that are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. In 2014, the Company purchased several patents for $290 thousand which are being amortized over their remaining useful life. As of December 31, 2015 and 2014, intangible assets were $355 thousand less accumulated amortization of $112 thousand and $54 thousand, respectively. As of December 31, 2015, the weighted average remaining useful life of the patents was approximately 6.3 years.

Total intangible amortization expense was approximately $58 thousand and $16 thousand for each of the years ended December 31, 2015 and 2014, respectively.   Estimated future amortization expense as of December 31, 2015 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)

2016	$54
2017	54
2018	54
2019	32
2020	9
Later years	40
$243

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.  There was no advertising expense for the years ended December 31, 2015 and 2014.

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

For the years ended December 31, 2015 and 2014, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the years ended December 31, 2015 and 2014 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Years Ended December 31,
	2015	2014
Options	4,218,139	4,510,107
Warrants	2,600,000	–
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	14,363,472	12,055,440

Comprehensive income (loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss). The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2015 and 2014. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term investments.  The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits.  The Company has funds invested in a money market account which are not insured.  The Company had Certificates of Deposits (“CDs”) classified as short-term investments, which are federally insured. To date, the Company has not experienced any loss associated with this risk.

Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial position, results of operations or cash flows.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. This ASU is effective for annual and interim periods beginning after December 15, 2016, and can be applied prospectively or retrospectively to adjustments with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” which requires that inventory be measured at the lower of cost and net realizable value. This ASU should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of this accounting standard to have a material impact on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December, 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company expects the updated standard to become effective for it in the first quarter of fiscal 2018. It has not yet selected a transition method and the Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 3: Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2015	2014

Accounts receivable	$3,635	$4,551
Less allowance for doubtful accounts	(127)	(673)
Accounts receivable, net	$3,508	$3,878

Note 4:  Inventories, net

The components of inventories were as follows (in thousands):

	December 31,
	2015	2014

Raw materials	$2,595	$2,506
Work in process	1,369	1,086
Finished goods	1,486	1,291
Total inventories	5,450	4,883
Less inventory reserve	(1,549)	(297)
Total inventories, net	$3,901	$4,586

At December 31, 2015, the Company recorded an additional inventory reserve of $1.2 million for excess inventory.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Vendor prepayments	$51	$152
Other prepaid expenses*	438	504
Total prepaid expenses and other current assets	$489	$656

*No individual amounts greater than 5% of current assets.

Note 6 – Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2015	2014
Computer hardware and software	$1,440	$1,410
Lab and factory equipment	15,868	13,084
Furniture, fixtures and office equipment	344	344
Assets under capital leases	66	66
Construction in progress	277	1,905
Leasehold improvements	473	473
Total equipment, furniture and leasehold improvements	18,468	17,282
Less: accumulated depreciation	(9,337)	(7,865)
Equipment, furniture and leasehold improvements, net	$9,131	$9,417

Depreciation expense was $1.5 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.  Assets under capital leases are fully amortized.

Note 7– Debt

For the years ended December 31, 2015 and 2014, interest expense includes interest paid, capitalized or accrued of approximately $43 thousand and $42 thousand, respectively, on outstanding debt.

Line of Credit

At December 31, 2015, the Company had available a credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.

The terms of the line of credit are: the minimum monthly interest payment is $1 thousand; the interest rate is Prime plus 4% but not less than 7.25%; and the early termination fee is $6 thousand. The renewal date of the line of credit is September 1, 2016.

In 2015 and 2014, the Company paid $30 thousand in loan fees to Access which were charged to prepaid expense and amortized over the life of the agreement.  The Company’s obligations under the agreement are secured by its assets.   As of December 31, 2015, the Company had not borrowed on its line of credit.

Note 8 - INCOME TAXES

Net loss before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2015	2014
Domestic, current	$(4,105)	$(5,257)
Total	$(4,105)	$(5,257)

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$38,943	$37,635
Research and development tax credit carryforwards	2,279	2,214
Stock based compensation	4,057	3,922
Other provision and expenses not currently deductible	1,297	1,093
Total deferred tax assets	46,576	44,864
Deferred tax liabilities:
Depreciation and amortization	(965)	(682)
Prepaid expenses	(116)	(145)
Total deferred liabilities	(1,081)	(827)
Less valuation allowance	(45,495)	(44,037)
Net deferred tax asset	$–	$–

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

As of December 31, 2015, the Company’s deferred tax assets were generated primarily from the federal and state net operating loss, stock based compensation and research and development tax credits. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against the deferred tax assets at December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company had net deferred tax assets before its valuation allowance of approximately $45 million and $44 million, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1.4 million at December 31, 2015.

During the year ended December 31, 2015, the Company did not utilize its prior years’ net operating loss carryforwards.   As of December 31, 2015, eMagin has federal and state net operating loss carryforwards of approximately $118.1 million and $1.4 million, respectively. The federal research and development tax credit carryforwards are approximately $2.3 million. The federal net operating losses and tax credit carryforwards will expire as follows:

	Net	Research and
	Operating	Development
	Losses	Tax Credits
	(in millions)
2018-2021	$44.6	$0.8
2022-2025	42.8	–
2026-2036	30.7	1.5
	$118.1	$2.3

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2015	2014
U.S. Federal income tax benefit at federal statutory rate	34%	34%
Change in valuation allowance	(36)	(37)
Change in effective state tax rate	–	(2)
Credits	2	5
Effective tax rate	–%	–%

The Company did not have unrecognized tax benefits at December 31, 2015 and 2014.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, California, Florida, New York and Massachusetts.  Due to the Company's operating losses, all tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

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

As of December 31, 2015 and 2014, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold and issued 3,999,996 shares of the Company’s common stock, par value of $0.001 per share, at a price of $1.50 per share. The net proceeds received after expenses were $5.5 million. In connection with the sale of the shares, the Company sold warrants to purchase an additional 2,600,000 shares of common stock exercisable at a price of $2.05 per share beginning June 23, 2016 and expiring on June 23, 2021.

On September 3, 2015, the Company entered into an At the Market Offering Agreement (the “agreement”) with Craig-Hallum Capital Group LLC, as sales agent (“Craig-Hallum”), pursuant to which the Company may offer and sell, from time to time through Craig-Hallum, shares of its common stock (the “shares”), having an aggregate offering price of up to $4,500,000. The agreement was terminated effective December 17, 2015. The Company paid Craig-Hallum a commission rate of 3.0% of the aggregate gross sales prices of the shares and the Company also reimbursed Craig-Hallum for certain specified expenses in connection with entering into the agreement. As of December 17, 2015, the Company sold 100,716 shares at sales prices ranging from $2.25 to $2.49 per share, resulting in $90 thousand in net proceeds.

The Company received approximately $267 thousand and $275 thousand for the exercise of 254,351 and 266,488 stock options during the years ended December 31, 2015 and 2014, respectively. There were no warrants exercised during 2015. For the year ended December 31, 2014, the Company received approximately $1.0 million from the exercise of 1 million warrants.

During the years ended December 31, 2015 and 2014, the Company did not repurchase stock. At December 31, 2015, there was approximately $2.0 million remaining under the stock repurchase plan.

Note 10:  Stock Compensation

Employee stock purchase plan

In 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2015, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2015, the plan had not been implemented.

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

The 2008 Incentive Stock Plan (the “2008 Plan”) adopted and approved by the Board of Directors on November 5, 2008 provides for  grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.  The 2008 Plan has an aggregate of 2 million shares.  In 2015, there were no options issued from the 2008 Plan.

The 2011 Incentive Stock Plan (the “2011 Plan”) was approved by the Company’s shareholders on November 3, 2011.  The 2011 Plan provides for grants of common stock and options to purchase common stock to employees, officers, directors and consultants.  The Board of Directors reserved 1.4 million shares of common stock for issuance under the 2011 Plan. On June 7, 2012, at the Company’s Annual Meeting, the shareholders approved an Amended and Restated 2011 Incentive Stock Plan which eliminated the evergreen provision and prohibits the repricing or exchange of stock options without shareholder approval. In 2015, there were no options issued from the 2011 Plan.

The 2013 Incentive Stock Plan (the “2013 Plan”) adopted and approved by the shareholders on May 17, 2013 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2013 Plan has an aggregate of 1.5 million shares.  In 2015, there were 455,710 options granted from this plan.

Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the year ended December 31, 2015 and 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,510,107	$3.83
Options granted	455,710	2.71
Options exercised	(254,351)	1.05
Options forfeited	(73,352)	2.96
Options cancelled or expired	(419,975)	5.28
Outstanding at December 31, 2015	4,218,139	$3.75	3.62	$186,247
Vested or expected to vest at December 31, 2015 (1)	4,212,685	$3.75	3.62	$186,247
Exercisable at December 31, 2015	3,945,530	$3.79	3.55	$186,247

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2015, there were 1,150,931 shares available for grant under the 2013, 2011, and 2008 Plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2015 for the options that were in-the-money.  As of December 31, 2015 there were 587,203 options that were in-the-money.   The Company’s closing stock price was $1.40 as of December 31, 2015. The Company issues new shares of common stock upon exercise of stock options.  The intrinsic value of the 2015 options exercised was $0.5 million of which $0.3 million is an excess tax benefit.

Stock- based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the years ended December 31, 2015 and 2014 (in thousands):

	For the Years Ended
	December 31,
	2015	2014
Cost of revenue	$51	$154
Research and development	118	262
Selling, general and administrative	437	609
Total stock compensation expense	$606	$1,025

At December 31, 2015, total unrecognized compensation costs related to stock options was approximately $0.3 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Years Ended
	December 31,
	2015	2014
Dividend yield	0%	0%
Risk free interest rates	0.84 – 1.56%	0.78 – 1.85%
Expected volatility	51.2 to 63.9%	59.1 to 67.8%
Expected term (in years)	3.5 to 5.0	3.25 to 5.0

The weighted average fair value per share for options granted in 2015 and 2014 was $1.17 and $1.25, respectively.

There was no dividend declared and paid in 2015. Though the Company paid a special one-time dividend in 2012, the Company does not expect to pay dividends in the near future therefore it used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Warrants

At December 31, 2015, there were 2.6 million warrants to purchase shares of common stock outstanding and exercisable at an exercise price of $2.05 with an expiration date of June 23, 2021. At December 31, 2014, there were no warrants outstanding.

Note 11:  Commitments and Contingencies

Operating Leases

The Company leases office facilities and office, lab and factory equipment under operating leases.  Certain leases provide for payments of monthly operating expenses. The Company currently has lease commitments for space in Hopewell Junction, New York Santa Clara, California and Bellevue, Washington.

The Company’s corporate headquarters and manufacturing facilities are leased from GLOBALFOUNDRIES in Hopewell Junction, New York.  The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and for research and development, an assembly area and administrative offices. The lease expires in May 2019. The Company leases approximately 2,000 square feet of office space for design and product development in Santa Clara, California and the lease expires in October 2017. In Bellevue, Washington, eMagin leases approximately 1,800 square feet of office space for administrative offices and the lease expires in October 2017.

Rent expense was approximately $0.9 million and $1.1 million for years ended December 31, 2015 and 2014, respectively. The future minimum lease payments for the years 2016 through 2018 are $0.9 million annually and for 2019, $0.4 million.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.1 million at December 31, 2015.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. For the years ended December 31, 2015 and 2014, the matched contributions to the 401(k) Plan were $0 and $72 thousand, respectively.

Employment and separation agreements

2015

On September 14, 2015, Jeffrey P. Lucas was elected to serve as eMagin’s Chief Financial Officer by the Company’s Board of Directors. Pursuant to an offer letter, Mr. Lucas (i) is paid a base salary of $345,000; (ii) is eligible for a bonus of up to 20% of his base salary based on the Company’s performance; (iii) was granted options to purchase 75,000 shares at a strike price of $2.50 with a term of 5 years and vesting over 3 years; (iv) has a relocation allowance of $13 thousand; and (v) in the event of termination, will receive severance pay equal to 6 months of Mr. Lucas’s salary at the time of termination.

Effective September 14, 2015, Paul C. Campbell resigned as Chief Financial Officer. Mr. Campbell and eMagin entered into a Separation Agreement and General Release which the Company agreed to pay the remainder of the compensation, $103 thousand, due to Mr. Campbell under his employment agreement and an additional six months of Mr. Campbell’s base salary, $168 thousand, payable on June 30, 2016.

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

Future sales concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014.   As the third customer (“this Customer”) was not interested in continuing to use eMagin’s standard commercial microdisplay which was originally shipped, eMagin has been working, at this Customer’s request, on a more mechanically robust display configuration.  This Customer provided a proposal to eMagin to which the Company countered that included concessions to this Customer predicated on future business.  To date, there is no executed agreement. It is possible that an agreement will be reached with concessions on which the Company will incur a future loss. However, given the uncertainty that exists, the amount of the potential future loss, if any, cannot be reasonably estimated at this time.

Litigation

From time to time, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. All estimates are based on the best information available at the time which can be highly subjective. The Company has determined that a potential loss is probable and estimable therefore a litigation reserve was recorded in accrued expenses in the consolidated balance sheet and an associated expense was recorded under selling, general and administrative expense in the condensed consolidated statement of operations.

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

Note 12:  Concentrations

The following is a schedule of revenue by geographic location (in thousands):

	For the Years Ended
	December 31,
	2015	2014
North and South America	$16,182	$13,560
Europe, Middle East, and Africa	6,950	9,246
Asia Pacific	2,010	2,909
Total	$25,142	$25,715

	For the Years Ended
	December 31,
	2015	2014
Domestic	63%	51%
International	37%	49%

The Company purchases principally all of its silicon wafers from a single supplier located in Taiwan.

In 2015, there were 2 customers that accounted for 23% of its revenue and 5% of its accounts receivable. In 2014, there was no customer that accounted for 10% of its revenue.

At December 31, 2015 and 2014, there were 10 customers who comprised 62% and 78%, respectively, of the outstanding accounts receivable. In 2015, the Company had 1 customer that accounted for 12% of its outstanding receivable and in 2014, 3 customers that together accounted for 44% of its outstanding receivable.

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2015 and 2014 are as follows (in thousands except share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenues	$5,989	$7,034	$5,405	$6,714
Gross profit	$2,360	$2,608	$1,106	$904
Net (loss) income before income tax	$320	$(66)	$(2,234)	$(2,125)
Net (loss) income	$320	$(66)	$(2,234)	$(2,125)
Net (loss) income per share - basic	$0.01	$–	$(0.09)	$(0.08)
Net (loss) income per share - diluted	$0.01	$–	$(0.09)	$(0.08)
Weighted average number of shares outstanding - basic	25,041,380	25,142,371	25,287,849	25,712,562
Weighted average number of shares outstanding - diluted	25,747,631	25,142,371	25,287,849	25,712,562

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenues	$6,278	$7,018	$5,699	$6,720
Gross profit	$1,931	$2,169	$1,745	$1,539
Net (loss) income before income tax	$(1,618)	$(1,047)	$(1,036)	$(1,556)
Net (loss) income	$(1,618)	$(1,047)	$(1,036)	$(1,556)
Net (loss) income per share - basic	$(0.07)	$(0.04)	$(0.04)	$(0.07)
Net (loss) income per share - diluted	$(0.07)	$(0.04)	$(0.04)	$(0.07)
Weighted average number of shares outstanding - basic	23,778,110	23,940,800	24,842,945	24,943,181
Weighted average number of shares outstanding - diluted	23,778,110	23,940,800	24,842,945	24,943,181

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2015.

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

Management’s Assessment

As of December 31, 2015, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.  Consolidated Balance Sheets at December 31, 2015 and 2014.

B.  Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014.

C.  Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015 and 2014.

D.  Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014.

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 52 to 54 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2016.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 17, 2016, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	President and Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Jeffrey P. Lucas	Chief Financial Officer
Jeffrey P. Lucas	(Chief Accounting Officer and Principal Financial Officer)

/s/ Jill J. Wittels	Chair of the Board
Jill J. Wittels

/s/ Ellen Richstone	Director
Ellen Richstone

/s/ Christopher Brody	Director
Christopher Brody

/s/ Paul Cronson	Director
Paul Cronson

/s/ Leslie Polgar	Director
Leslie Polgar

/s/ Stephen Seay	Director
Stephen Seay

eMAGIN CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 18, 2015).

10.1	Form of Agreement for Stock Option Grant pursuant to 2003 Stock Option Plan (incorporated by reference to exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*

10.2	Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999 (incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.3	Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the LED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000 (incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed on April 30, 2001).

10.4	Lease between International Business Machines Corporation (“IBM”) and FED Corporation dated May 28, 1999 (incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.5	Amendment Number 1 to the Lease between IBM and FED Corporation dated July 9, 1999 (incorporated by reference to exhibits 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)

10.6	Amendment Number 2 to the Lease between IBM and FED Corporation dated January 29, 2001 (incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.7	Amendment Number 3 to Lease between IBM and FED Corporation dated May 28, 2002 (incorporated by reference to the Company’s Form S-1A as filed November 12, 2008).

10.8	Amendment Number 4 to Lease between IBM and FED Corporation dated December 14, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.09	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.10	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.11	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.12	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.13	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.14	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.16	Amendment Number 6 to the lease between IBM and eMagin Corporation dated May 27, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.17	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 19, 2009).

10.18	Loan and Security Agreement between the Company and Access Business Finance, LLC (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.19	Amended and Restated Employment Agreement between the Company and Andrew G. Sculley dated as of December 31, 2013 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2014).

10.20	Amended and Restated Employment Agreement between the Company and Paul Campbell dated as of December 31, 2013 (incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed on January 3, 2014).

10.21	First Amendment of Loan and Security Agreement, dated as of September 1, 2011, between the Company and Access Business Finance L.L.C. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2011).

10.22	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.23	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.24	Employment Agreement, dated as of April 30, 2013, by and between the Company and Gabriel G. Matus (incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed on May 6, 2013).

10.25	Amendment Number 7 to the lease between IBM and eMagin Corporation dated May 2, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2014).

10.26	Amended and Restated Employment Agreement between the Company and Jerome T. Carollo dated as of May 13, 2014 (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2014).

10.27	At the Market Offering Agreement, dated as of September 16, 2015, by and between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 3, 2015).

10.28	Lucas Offer Letter, dated as of September 10, 2015, by and between the Company and Jeffrey P. Lucas (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 17, 2015).

10.29	Separation Agreement and General Release, dated as of September 16, 2015, by and between the Company and Paul C. Campbell (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 17, 2015).

10.30	Securities Purchase Agreement, dated as of December 17, 2015 (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2015).

10.31	Placement Agency Agreement, dated as of December 17, 2015 (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2015).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

