Form 10-Q
period 2016-03-31
EMAGIN CORP
filed 2016-05-12
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

 or

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

The number of shares of common stock outstanding as of April 30, 2016 was 29,388,104.

eMagin Corporation

Form 10-Q

For the Quarter ended March 31, 2016

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,050	$9,273
Accounts receivable, net	3,602	3,508
Unbilled accounts receivable	1,306	1,445
Inventories, net	4,558	3,901
Prepaid expenses and other current assets	745	489
Total current assets	19,261	18,616
Equipment, furniture and leasehold improvements, net	8,838	9,131
Intangibles and other assets	323	336
Total assets	$28,422	$28,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,666	$1,636
Accrued compensation	1,548	1,246
Other accrued expenses	1,056	1,193
Other current liabilities	565	602
Total current liabilities	4,835	4,677

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 29,550,170 shares as of March 31, 2016 and December 31, 2015	30	30
Additional paid-in capital	234,981	234,814
Accumulated deficit	(210,924)	(210,938)
Treasury stock, 162,066 shares as of March 31, 2016 and December 31, 2015	(500)	(500)
Total shareholders’ equity	23,587	23,406
Total liabilities and shareholders’ equity	$28,422	$28,083

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:

Product	$5,295	$5,104
Contract	706	885
License	1,000	—
Total revenues, net	7,001	5,989

Cost of revenues:

Product	3,287	3,052
Contract	379	577
License	—	—
Total cost of revenues	3,666	3,629

Gross profit	3,335	2,360

Operating expenses:

Research and development	1,303	985
Selling, general and administrative	2,010	1,046
Total operating expenses	3,313	2,031

Income from operations	22	329

Other income (expense):
Interest expense, net	(10)	(10)
Other income, net	2	1
Total other income (expense), net	(8)	(9)
Income before provision for income taxes	14	320
Provision for income taxes	—	-

Net income	$14	$320
Less net income allocated to participating securities	3	74
Net income allocated to common shares	$11	$246

Income per share, basic	$—	$0.01
Income per share, diluted	$—	$0.01

Weighted average number of shares outstanding:

Basic	29,388,104	25,041,380

Diluted	29,637,804	25,747,631

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$14	$320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	415	326
Reduction in provision for doubtful accounts	—	(377)
Reduction in inventory reserve	(210)	(6)
Stock-based compensation	167	217
Loss on sale of asset	1	—
Changes in operating assets and liabilities:
Accounts receivable	(94)	635
Unbilled accounts receivable	139	(168)
Inventories, net	(447)	(203)
Prepaid expenses and other current assets	(256)	(42)
Accounts payable, accrued expenses, and other current liabilities	151	104
Net cash (used in) provided by operating activities	(120)	806
Cash flows from investing activities:
Purchase of equipment	(103)	(155)
Maturities of investments	—	250
Net cash provided by (used in) investing activities	(103)	95
Cash flows from financing activities:
Proceeds from exercise of stock options	—	21
Net cash provided by financing activities	—	21
Net increase (decrease) in cash and cash equivalents	(223)	922
Cash and cash equivalents, beginning of period	9,273	5,290
Cash and cash equivalents, end of period	$9,050	$6,212

Cash paid for interest	$3	$3
Cash paid for income taxes	$—	$—

Non-cash investing activities:

Non-cash equipment purchases	$7	165

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures, and markets OLED (organic light emitting diode)–on-silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed financial statements of December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to current period presentation with no impact on previously reported cash flows, net income or shareholders’ equity.

Revenues and Cost Recognition

Revenues from product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.

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

Revenues from sales or licenses of intellectual property are recognized when transferred to the customer, provided the license has stand-alone value and the contract provides the right to use the intellectual property as it exists at the point the license is granted, without further obligations of the Company to update the intellectual property after the license is transferred. If the license does not have standalone value, then the license is combined with other deliverables, such as R&D or manufacturing services into a single unit of account. Revenue from the single unit of account is recognized when earned, typically as the R&D or manufacturing services are performed over the life of the contract.

Recently issued accounting standards

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective January 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Balance Sheets. The guidance makes some changes to lessor accounting and aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance and the effective date. The Company’s operating lease commitments were $3.2 million at December 31, 2015.

In November 2015, the FASB issued guidance which requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. This guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The guidance is effective for annual and interim periods beginning after December 15, 2016 and can be applied prospectively or retrospectively to adjustments with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance and does not expect adoption will have a material impact on its financial statements.

In July 2015, the FASB issued guidance on the measurement of inventory, which requires that inventory be measured at the lower of cost or net realizable value. The updated standard should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of the new accounting guidance to have a material impact on its financial statements.

In April 2015, the FASB issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance was effective January 1, 2016 and the Company adopted it on a prospective basis. The guidance did not have a material impact on the Company’s financial statements.

In November 2014, the FASB issued guidance to eliminate the diversity in practice for the accounting for hybrid financial instruments issued in the form of a share. The guidance requires management to consider all terms and features, whether stated or implied, of a hybrid instrument when determining whether the nature of the instrument is more akin to a debt instrument or an equity instrument. Embedded derivative features, which are accounted for separately from host contracts, should also be considered in the analysis of the hybrid instrument. The Company adopted the guidance effective January 1, 2016 and it did not have an impact on its financial statements.

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company expects the updated standard to become effective for it in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements.

Unbilled Accounts Receivable

Unbilled accounts receivable represents contract revenue recognized but not yet invoiced due to contract terms or the timing of the accounting invoicing cycle.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. As of March 31, 2016 and December 31, 2015, intangible assets were $355 thousand less accumulated amortization of $125 thousand and $112 thousand, respectively. As of March 31, 2016, the weighted average remaining useful life of these patents was approximately 6.1 years.

The total intangible amortization expense was approximately $14 thousand for the three months ended March 31, 2016 and 2015, respectively. Estimated future amortization expense as of March 31, 2016 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)

2016 (nine months remaining)	$41
2017	54
2018	54
2019	32
2020	9
Later years	40
$230

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Beginning balance	$599	$663
Warranty accruals	2	13
Warranty usage	(46)	(273)
Ending balance	$555	$403

Net Income per Common Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options, warrants, and convertible preferred stock. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company’s Series B Convertible Preferred stock (“Preferred Stock – Series B”) is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic and diluted earnings per share. The Preferred Stock – Series B is not required to absorb any net loss. Although the Company paid a one-time special dividend in 2012, the Company does not expect to pay dividends on its common or preferred stock in the near future.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and per share data) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
	2016	2015
	(unaudited)
Net Income	$14	$320
Income allocated to participating securities	3	74
Income allocated to common shares	$11	$246

Weighted average common shares outstanding - Basic	29,388,104	25,041,380
Dilutive effect of stock options	249,700	706,251
Weighted average common shares outstanding - Diluted	29,637,804	25,747,631

Net income per share:
Basic	$-	$0.01
Diluted	$-	$0.01

The following table sets forth the potentially dilutive common stock equivalents for the three month periods ended March 31, 2016 and 2015 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2016	2015
	(unaudited)
Options	4,238,502	3,192,629
Warrants	2,600,000	—
Total potentially dilutive common stock equivalents	6,838,502	3,192,629

Note 2: Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Accounts receivable	$3,729	$3,635
Less allowance for doubtful accounts	(127)	(127)
Accounts receivable, net	$3,602	$3,508

Note 3: Inventories, net

The components of inventories are as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials	$2,522	$2,595
Work in process	1,689	1,369
Finished goods	1,686	1,486
Total inventories	5,897	5,450
Less inventory reserve	(1,339)	(1,549)
Total inventories, net	$4,558	$3,901

Note 4: Line of Credit

On September 1, 2015, the Company renewed its credit facility with Access Business Finance, LLC (“Access”) under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable. The terms are: interest on outstanding borrowings is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment of $1,000 and early termination fee of $6,000. The renewal date of the line of credit is September 1, 2016. The Company’s obligations under the credit facility are secured by its assets. For the three months ended March 31, 2016 and 2015, the Company had not drawn on its line of credit.

Note 5: Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Cost of revenues	$6	$23
Research and development	28	36
Selling, general and administrative	133	158
Total stock compensation expense	$167	$217

At March 31, 2016, total unrecognized compensation costs related to stock options was approximately $0.3 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.5 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Three Months Ended
	March 31,
	2016	2015
Dividend yield	0%	0%
Risk free interest rates	1.04 - 1.21%	0.84 – 1.56%
Expected volatility	51.3 to 53.5%	57.8 to 63.9%
Expected term (in years)	3.5 to 4.0	3.5 to 5.0

The Company does not expect to pay dividends in the near future. Therefore, the Company used an expected dividend yield of 0%. The risk-free interest rate used in the Black-Scholes option pricing model is based on yield available at dates of option grant, on U.S. Treasury securities with an equivalent term. Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term. The expected term of the options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the three months ended March 31, 2016 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,218,139	$3.75
Options granted	270,065	1.74
Options exercised	—
Options forfeited	(28,420)	1.51
Options cancelled or expired	(488,479)	7.75
Outstanding at March 31, 2016	3,971,305	$3.13	4.00	$473,795
Vested or expected to vest at March 31, 2016 (1)	3,963,898	$3.13	4.00	$472,633
Exercisable at March 31, 2016	3,601,069	$3.18	3.88	$472,633

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. For the three months ended March 31, 2016, there were no options exercised. The Company issues new shares of common stock upon exercise of stock options.

Note 6: Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of March 31, 2016 and December 31, 2015, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

There were no stock options or warrants exercised during the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company received approximately $21 thousand for the exercise of stock options to purchase 21,200 shares and there were no warrants exercised.

Warrants

At March 31, 2016 there were 2.6 million warrants to purchase shares of common stock outstanding and exercisable at an exercise price of $2.05 with an expiration date of June 23, 2021.

Note 7: Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended March 31, 2016 and 2015 was 0%. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three months ended March 31, 2016 and 2015 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2016, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance that was established at December 31, 2013.

The Company’s net operating loss carry forward amounts expire through 2037 and are subject to certain limitations that may occur due to change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

The Company leases approximately 37,000 square feet to house its equipment for OLED microdisplay fabrication and assembly, research and development and corporate administrative offices in Hopewell Junction, New York. The lease, as amended, expires May 31, 2024. The Company leases approximately 2,000 square feet of office space for design and product development in Santa Clara, California with the lease expiring October 31, 2017. The Company leases approximately 1,800 square feet of office space for administrative offices in Bellevue, Washington with the lease expiring October 31, 2017.

Rent expense was approximately $239 thousand and $233 thousand for the three months ended March 31, 2016 and 2015, respectively.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.1 million at March 31, 2016.

Future Sales Concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014. As the third customer (“this Customer”) was not interested in continuing to use eMagin’s standard commercial microdisplay which was originally shipped, eMagin has been working, at this Customer’s request, on a more mechanically robust display configuration. This Customer provided a proposal to eMagin which the Company countered that included concessions to this Customer predicated on future business. To date, there is no executed agreement. It is possible that an agreement will be reached with concessions on which the Company will incur a future loss. However, given the uncertainty that exists, the amount of the potential future loss, if any, cannot be reasonably estimated at this time.

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

Note 9: Concentrations

The following is a schedule of revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
North and South America	$4,283	$3,724
Europe, Middle East, and Africa	2,190	2,161
Asia Pacific	528	104
Total	$7,001	$5,989

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Domestic	60%	62%
International	40%	38%

The Company purchases principally all of its silicon wafers from two suppliers located in Taiwan and Korea, respectively.

For the three months ended March 31, 2016, there was one customer that accounted for 14% of its net revenue and for the three months ended March 31, 2015, one customer accounted for 18% of its net revenue. As of March 31, 2016, one customer accounted for 16% of the Company’s consolidated accounts receivable balance.

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

Overview

In the first quarter, eMagin continued deliveries of our display products to over 82 customers in 23 countries and performed R&D contract services for 4 customers. The Company recognized $1 million in revenues on a license fee agreement signed in late December 2015. During the quarter, the Company revamped key processes and made progress on its yield improvement initiative as yields and throughput rose resulting in inventory growth. Units produced increased from the seasonally low fourth quarter of 2015 and were higher than the first quarter 2015. This positions us to meet customer demand and provide better response time to customer orders. We strengthened our production resources and began to order production equipment to achieve higher efficiencies and reduce the risk of down time which we expect to continue to implement.

R&D efforts continued on the 2K x 2K display that was initiated in the fourth quarter of 2015. This project is on target to produce displays to be available for sampling by our customers in the fourth quarter of this year, including the customer with whom we entered into the license agreement in December 2015.

During the first quarter we advanced our ultra-high brightness color display technology with a WUXGA (1920 x 1200 resolution) full color display that can run pictures or video at a brightness of over 4,000 nits (cd/meter squared). These displays were completed in May 2016 and are well suited for augmented and virtual reality applications and aviation.

Financial Results

In the first quarter, revenues grew by $1.0 million, or 17%, over the first quarter of 2015. The revenues included $1.0 million from a license agreement signed at the end of December as the Company fulfilled its performance obligations under the agreement. Display sales, if any, associated with the agreement will be recognized as the product is shipped in accordance with the Company’s revenue recognition practices. Excluding the license agreement, revenues were substantially flat over the prior year. Product sales during the quarter of $5.3 million, primarily microdisplays, were about $191 thousand, or 4% greater than the prior year quarter reflecting higher average selling price per unit, partially offset by lower volumes. The higher price per unit is primarily due to product mix as customers purchased the Company’s more advanced microdisplays. Contract revenues were about $179 thousand, or 20%, lower than the prior year quarter. The lower revenue reflects the delay in receiving a key contract during the quarter and which is expected to result in higher contract revenues during the second quarter.

The gross margin in the quarter was 48% in comparison to 39% in the prior year quarter. Excluding the profit contribution from the License revenues, on which there were no cost of revenues incurred during the quarter, the gross margin for the first quarter would have been 39%, comparable to the prior year quarter. Product gross margin was 38% in comparison to 40% in the prior year. Higher yields during the quarter were offset by greater fixed costs, resulting in the lower year-over-year comparison. The gross margin on contract revenues was 46% in comparison to 35% in the prior year quarter reflecting the higher profitability of the specific projects on which work was performed during the quarter.

Operating expenses, including research and development, increased by $1.3 million to approximately $3.3 million in the first quarter from $2.0 million in the prior year’s quarter. Research and development expense increased by $318 thousand over the prior year’s quarter as the Company increased spending on internal development and allocated fewer costs to R&D contract products. The current quarter’s SG&A expense increased relative to last year’s quarter reflecting reversals of accruals in the first quarter of 2015 related to doubtful accounts and employee earned vacations of $0.5 million. This year’s first quarter reflected higher spending in our Headset mounted device (“HMD”) effort and higher legal expenses and administrative transition costs associated with the effort to consolidate the Company’s finance and procurement functions in New York.

Operating income for the quarter was $22 thousand in comparison to $329 thousand in the quarter ended March 31, 2015. Net income in the quarter was $14 thousand in comparison to $320 thousand in the prior year’s quarter.

New Business

In the first quarter, the Company achieved the following new business highlights:

●	Awarded contracts worth several million dollars each for Enhanced Night Vision Goggle III (ENVG III) and Family of Weapon Sights – Individual (FWS-I) programs. We are supporting the qualification testing for both programs and anticipate entering the production phase in 2017.

●	Awarded a contract with a prime contractor valued at about $800,000 for a laser range finder system and have begun delivering in the production phase.

●	Booked three new R&D projects worth over $800,000. One project is for continuing improvements in our direct patterned ultra-high brightness technology. The second is for the development of a new display backplane that offers lower power consumption and a higher frame rate demanded by military and consumer markets. The last project is focused on building display samples that further display technology for consumer virtual reality headsets. We are partnering with a VR headset company on this new display technology.

●	Received production orders for two new projects: one for a U.S. Marine Corps application and the other with a large Asian company using our WUXGA full color display in a new product.

●	Shipped to customer a new version of our WUXGA microdisplay product with qualification scheduled to be completed by July 2016.

●	Delivered sample displays for over twenty new projects including major military and commercial avionics applications.

New Technology Development

We are making steady progress in our development of very high brightness full color micro-displays. Our recent improvements and optimization of the processes have led us to a brightness level that would cross the threshold for many consumer applications such as Augmented Reality. We are also making further improvements to our equipment which will improve our yields and the efficiency of our devices which are expected to be completed in the fourth quarter of 2016. We have delivered small quantities of engineering samples of very high brightness microdisplays to a few customers. All our technology development programs funded by the U.S. Government are on track. Follow-up to one of the programs for the design and fabrication of Advanced Display Capabilities was awarded and successfully completed in Q1 2016. Another follow up to this program is expected to be awarded in Q2 2016. Further, we received funding from the Government to improve certain aspects of our seal process. This was awarded in Q2 2016 and will be concluding towards the end of Q3 2016. This work, together with eMagin’s own funded yield improvement efforts, should help our production processes to be more efficient and cost effective.

New Product Development

Despite an emphasis on process and yield improvements by the engineering team, new product development was ongoing during the quarter.

The 2K x 2k display enhancement initiative for the development of a full color display for the consumer virtual reality market continues to make substantive progress; and engineering samples are targeted for delivery to customers during the fourth quarter of 2016.

Samples of the new version of the WUXGA were shipped to customers who validated the compliance of the product. The new WUXGA is optimized for higher yield and lower cost for our high brightness XLS and XLT displays. Production qualification is scheduled to complete by the end of July 2016.

Finally, we are looking to build a prototype display that is 35mm x 35mm with a resolution up to 4,000 x 4,000. We are discussing this display with potential partners and will bring the proposal to several likely customers who are looking for displays of this type.

Employees

At April 30, 2016 we had a total of 88 employees, of whom 84 were full-time employees, as compared to a total of 88 employees, of whom 85 were full-time employees, at December 31, 2015.

A detailed discussion of our business may be found in Part I, “Business,” of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 17, 2016.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed or determinable, title and risk of loss to the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.

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

Revenues from sales or licenses of intellectual property is recognized when transferred to the customer, provided the license has stand-alone value and the contract provides the right to use the intellectual property as it exists at the point the license is granted, without further obligations by the Company to update the intellectual property after the license is transferred. If the license does not have standalone value, then the license is combined with other deliverables, such as R&D or manufacturing services into a single unit of account. Revenue from the single unit of account is recognized when earned, typically as the R&D or manufacturing services are performed over the life of the contract

Income Taxes

eMagin’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. As of March 31, 2016, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore, we continued to record a full valuation allowance that was established as of December 31, 2013.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Revenues

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)

Product	$5,295	$5,104	$191
Contract	$706	$885	$(179)
License	$1,000	$—	$1,000
Total revenue, net	$7,001	$5,989	$1,012

Revenues for the three months ended March 31, 2016 were approximately $7.0 million, as compared to approximately $6.0 million for the three months ended March 31, 2015.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware. For the three months ended March 31, 2016, product revenue increased approximately $0.2 million, as compared to the three months ended March 31, 2015. The increased revenue in the first quarter of 2016, was primarily due to lower product returns and higher average selling prices, partially offset by lower display unit shipments.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts. For the three months ended March 31, 2016, contract revenue decreased approximately $0.2 million as compared to the three months ended March 31, 2015. The decrease in the R&D contract revenue was primarily due to fewer active contracts during the three months ended March 31, 2016.

License revenue is comprised of revenue from the sale of a $1 million non-exclusive intellectual property licensing agreement for our virtual reality headset technology. The Company expects that the licensee will use eMagin’s 2,000 X 2,000 pixel full color displays in their headsets upon their successful development.

Cost of Revenues

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)

Product	$3,287	$3,052	$235
Contract	$379	$577	$(198)
License	$—	$—	$—
Total cost of revenues	$3,666	$3,629	$37

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts. Total cost of revenues for the three months ended March 31, 2016 was comparable to the three months ended March 31, 2015. Total cost of revenues as a percentage of revenues was 52% for the three month periods ended March 31, 2016 as compared to 61% for the three month periods ended March 31, 2015.

The following table outlines product, contract and license total gross profit and related gross margins for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015

Product revenue gross profit	$2,008	$2,052
Product revenue gross margin	38%	40%
Contract revenue gross profit	$327	$308
Contract revenue gross margin	46%	35%
License revenue gross profit	$1,000	$—
License revenue gross margin	100%	—%
Total gross profit	$3,335	$2,360
Total gross margin	48%	39%

Total gross profit is a function of revenues less cost of revenues. The total gross profit for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 increased approximately $1.0 million, primarily due to $1.0 million in license revenue. For the three months ended March 31, 2016, the total gross margin increased to 48% as compared to 39% for the three months ended March 31, 2015 due to $1.0 million license revenue in 2016.

The product gross profit of approximately $2.0 million for the three months ended March 31, 2016 was comparable to the three months ended March 31, 2015. The gross profit was impacted by an increase in revenues of 4% for the three months ended March 31, 2016 and higher cost of goods per display. Product gross margin was 38% for the three months ended March 31, 2016 down from 40% for the three months ended March 31, 2015.

For the three months ended March 31, 2016 contract gross profit of $0.3 million was comparable to the same period in 2015. Contract gross margin was 46% for the three months ended March 31, 2016 compared to 35% for the prior year period. The changes in gross profit and margin are due to the nature of both the individual contracts and the work completed during each quarterly period.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
	($ in thousands)

Research and development expense	$1,303	$985	$318
Percentage of net revenue	19%	16%
Selling, general and administrative expense	$2,010	$1,046	$964
Percentage of net revenue	29%	17%
Total operating expenses	$3,313	$2,031	$1,282
Percentage of net revenue	47%	34%

Research and Development. Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses for the three months ended March 31, 2016 as compared to the prior year period increased approximately $0.3 million or 32%. Research and development expenses as a percentage of revenues were 19% and 16%, respectively, for the three month periods ended March 31, 2016 and 2015. The increase in company-funded R&D expenses for the three month period was primarily due to the investment in internal company-funded R&D offset by the utilization of R&D personnel in performing funded R&D contract work.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 increased $964 thousand or 92% as compared to the three months ended March 31, 2015. SG&A expenses as a percentage of revenues was 29% and 17%, respectively, for the three month periods ended March 31, 2016 and 2015.

The increase in SG&A for the three months ended March 31, 2016 was primarily due to $0.5 million in reversals of allowances for doubtful accounts and vacation accruals in the first quarter of 2015. In addition, this year’s first quarter reflected higher spending in our HMD effort, higher legal expenses and administrative transition costs associated with the effort to consolidate the Company’s finance and procurement to the Company’s New York location.

Other Income (Expense), net. Other income (expense), net consists primarily of interest income earned on investments, interest expense and gain/loss on sale of assets. Interest expense of approximately $10 thousand for the three month periods ended March 31, 2016 and 2015, relate to fees to keep our unused line of credit available. Other income of $2 thousand, and $1 thousand, for the three months ended March 31, 2016 and 2015, respectively, relates primarily to interest income earned on cash balances.

Liquidity and Capital Resources

We had approximately $9.1 million of cash and cash equivalents at March 31, 2016 as compared to approximately $9.3 million at December 31, 2015.

Cash flow used in operating activities during the three months ended March 31, 2016 was approximately $120 thousand, attributable to net income of $14 thousand and non-cash expenses of $373 thousand offset by a net change in operating assets and liabilities of $507 thousand. Cash flow provided by operating activities during the three months ended March 31, 2015 was approximately $0.8 million.

Cash used in investing activities during the three months ended March 31, 2016 was approximately $0.1 million related to equipment purchases. As of March 31, 2016, we have outstanding commitments to purchase approximately $0.1 million in capital expenditures, and expect to make additional capital expenditures during 2016 to improve our manufacturing and R&D capabilities. Cash provided by investing activities during the three months ended March 31, 2015 was approximately $0.1 million of which net short-term investments proceeds were approximately $0.3 million offset by equipment purchases of approximately $0.2 million.

There was no cash provided by financing activities during the three months ended March 31, 2016 compared to approximately $21 thousand from stock option exercises during the three months ended March 31, 2015.

Credit Facility

At March 31, 2016, we had a credit facility with Access Business Finance, LLC (“Access”) that provides for up to a maximum of $3 million in borrowings based on 75% of eligible accounts receivable, as defined in the agreement. The interest on the credit facility is equal to the prime rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand. The credit facility will automatically renew on September 1, 2016 for a one year term unless written notice is provided. We did not draw on our credit facility during the three months ended March 31, 2016 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of March 31, 2016.

Our cash needs to fund our operations and investment requirements over the next twelve months may be more than our current cash on hand, and the cash we anticipate generating from operations. We may require additional funds over the next twelve months and, if so, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production, capital expenditures and operations, all of which could have a material adverse impact on our business prospects.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the risk factors during the three months ended March 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2016.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer

