Form 10-Q
period 2016-06-30
EMAGIN CORP
filed 2016-08-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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

The number of shares of common stock outstanding as of July 31,  2016 was 29,388,104.

eMagin Corporation

Form 10-Q

For the Quarter ended June 30, 2016

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,100	$9,273
Accounts receivable, net	3,455	3,508
Unbilled accounts receivable	1,383	1,445
Inventories, net	5,272	3,901
Prepaid expenses and other current assets	706	489
Total current assets	16,916	18,616
Equipment, furniture and leasehold improvements, net	8,806	9,131
Intangibles and other assets	309	336
Total assets	$26,031	$28,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,571	$1,636
Accrued compensation	1,354	1,246
Other accrued expenses	1,044	1,193
Other current liabilities	546	602
Total current liabilities	4,515	4,677

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 29,550,170 shares as of June 30, 2016 and December 31, 2015	30	30
Additional paid-in capital	235,074	234,814
Accumulated deficit	(213,088)	(210,938)
Treasury stock, 162,066 shares as of June 30, 2016 and December 31, 2015	(500)	(500)
Total shareholders’ equity	21,516	23,406
Total liabilities and shareholders’ equity	$26,031	$28,083

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:

Product	$4,781	$5,426	$10,076	$10,530
Contract	752	1,608	1,458	2,493
License	—	—	1,000	—
Total revenues, net	5,533	7,034	12,534	13,023

Cost of revenues:

Product	3,807	3,533	7,094	6,585
Contract	391	893	770	1,470
License	—	—	—	—
Total cost of revenues	4,198	4,426	7,864	8,055

Gross profit	1,335	2,608	4,670	4,968

Operating expenses:

Research and development	1,499	1,028	2,802	2,013
Selling, general and administrative	1,993	1,640	4,003	2,686
Total operating expenses	3,492	2,668	6,805	4,699

Income (loss) from operations	(2,157)	(60)	(2,135)	269

Other income (expense):
Interest expense, net	(10)	(11)	(20)	(21)
Other income, net	3	5	5	6
Total other income (expense), net	(7)	(6)	(15)	(15)
Income (loss) before provision for income taxes	(2,164)	(66)	(2,150)	254
Provision for income taxes	—	—	—	—

Net income (loss)	$(2,164)	$(66)	$(2,150)	$254
Less net income allocated to participating securities	—	—	—	59
Net income (loss) allocated to common shares	$(2,164)	$(66)	$(2,150)	$195

Income (loss) per share, basic	$(0.07)	$—	$(0.07)	$0.01
Income (loss) per share, diluted	$(0.07)	$—	$(0.07)	$0.01

Weighted average number of shares outstanding:

Basic	29,388,104	25,142,371	29,388,104	25,091,875

Diluted	29,388,104	25,142,371	29,388,104	25,759,778

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,150)	$254
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	814	703
Reduction in provision for doubtful accounts	—	(473)
Reduction in inventory reserve	(171)	(17)
Stock-based compensation	260	316
Loss on sale of asset	1	—
Changes in operating assets and liabilities:
Accounts receivable	53	303
Unbilled accounts receivable	62	(520)
Inventories, net	(1,200)	(861)
Prepaid expenses and other current assets	(217)	57
Accounts payable, accrued expenses, and other current liabilities	(162)	(92)
Net cash used in operating activities	(2,710)	(330)
Cash flows from investing activities:
Purchase of equipment	(463)	(547)
Maturities of investments	—	750
Net cash provided by (used in) investing activities	(463)	203
Cash flows from financing activities:
Proceeds from exercise of stock options	—	266
Net cash provided by financing activities	—	266
Net increase (decrease) in cash and cash equivalents	(3,173)	139
Cash and cash equivalents, beginning of period	9,273	5,290
Cash and cash equivalents, end of period	$6,100	$5,429

Cash paid for interest	$6	$6
Cash paid for income taxes	$—	$—

Non-cash investing activities:

Non-cash equipment purchases	$—	$456

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to current period presentation with no impact on previously reported net income, assets or shareholders’ equity.

Revenues and Cost Recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.

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

Revenues from sales or licenses of intellectual property are recognized when transferred to the customer, provided the license has stand-alone value and the contract provides the right to use the intellectual property as it exists at the point the license is granted, without further obligations of the Company to update the intellectual property after the license is transferred.  If the license does not have standalone value, then the license is combined with other deliverables, such as Research and Development (“R&D”) or manufacturing services into a single unit of account.  Revenue from the single unit of account is recognized when earned, typically as the R&D or manufacturing services are performed over the life of the contract.

Recently issued accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which changes the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective January 1, 2017 and early adoption is permitted.  The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The guidance is effective January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance and the date of adoption. The Company’s operating lease commitments were $3.2 million at December 31, 2015.

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

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company expects the updated standard to become effective for it in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements.

Unbilled Accounts Receivable

Unbilled accounts receivable represents contract revenue recognized but not yet invoiced due to contract terms or the timing of the accounting invoicing cycle.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

The total intangible amortization expense was approximately $13 thousand and $27 thousand for the three and six months ended June 30, 2016, respectively.  Estimated future amortization expense as of June 30, 2016 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)

2016 (six months remaining)	$27
2017	54
2018	54
2019	32
2020	9
Later years	40
$216

Product warranty

The Company generally offers a one-year product replacement warranty. The standard policy is to repair or replace the defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenue may be required in future periods.

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Beginning balance	$555	$403	$599	$663
Warranty accruals	105	276	108	289
Warranty usage	(120)	(114)	(167)	(387)
Ending balance	$540	$565	$540	$565

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	(unaudited)		(unaudited)
	2016	2015	2016	2015

Net Income	$(2,164)	$(66)	$(2,150)	$254
Income allocated to participating securities	—	—	—	59
Income allocated to common shares	$(2,164)	$(66)	$(2,150)	$195

Weighted average common shares outstanding - Basic	29,388,104	25,142,371	29,388,104	25,091,875
Dilutive effect of stock options	—	—	—	667,903
Weighted average common shares outstanding - Diluted	29,388,104	25,142,371	29,388,104	25,759,778

Net income per share:
Basic	$(0.07)	$-	$(0.07)	$0.01
Diluted	$(0.07)	$-	$(0.07)	$0.01

The following table sets forth the potentially dilutive common stock equivalents for the three and six month periods ended June 30, 2016 and 2015 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Options	3,966,089	4,154,689	3,966,089	3,306,545
Warrants	2,600,000	7,545,333	2,600,000	—
Total potentially dilutive common stock equivalents	6,566,089	11,700,022	6,566,089	3,306,545

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Accounts receivable	$3,582	$3,635
Less allowance for doubtful accounts	(127)	(127)
Accounts receivable, net	$3,455	$3,508

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$3,286	$2,595
Work in process	1,514	1,369
Finished goods	1,850	1,486
Total inventories	6,650	5,450
Less inventory reserve	(1,378)	(1,549)
Total inventories, net	$5,272	$3,901

Note 4:  Line of Credit

On September 1, 2015, the Company renewed its credit facility with is existing lender, under which the Company may borrow up to a maximum of $3 million based on a borrowing base equivalent of 75% of eligible accounts receivable.  The terms are:  interest on outstanding borrowings is Prime plus 4% but not less than 7.25%, the minimum monthly interest payment of $1,000 and early termination fee of $6,000.  The Company is in discussions with its lender regarding possible modifications to the credit facility and the parties have agreed that an automatic renewal provision originally scheduled on September 1, 2016 is no longer in effect.  The Company’s obligations under the credit facility are secured by its assets.  For the three and six months ended June 30, 2016 and 2015, the Company had not drawn on its line of credit.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenues	$3	$13	$10	$36
Research and development	5	26	33	62
Selling, general and administrative	85	60	217	218
Total stock compensation expense	$93	$99	$260	$316

At June 30, 2016, total unrecognized compensation costs related to stock options was approximately  $0.2  million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.5 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended
	June 30,
	2016	2015
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	0.71 - 1.01%	0.84 – 1.56%
Expected volatility	51.3 to 53.5%	57.8 to 63.9%
Expected term (in years)	3.5 to 5.0	3.5 to 5.0

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

A summary of the Company’s stock option activity for the six months ended June 30, 2016 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,218,139	$3.75
Options granted	295,065	1.74
Options exercised	—
Options forfeited	(49,980)	2.02
Options cancelled or expired	(497,135)	7.66
Outstanding at June 30, 2016	3,966,089	$3.13	3.76	$607,968
Vested or expected to vest at June 30, 2016	3,961,104	$3.13	3.76	$607,888
Exercisable at June 30, 2016	3,716,914	$3.14	3.73	$603,968

 (1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three and six months ended June 30, 2016, there were no options exercised.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

As of June 30, 2016 and December 31, 2015, there were 5,659 shares of Preferred Stock – Series B  issued and outstanding.

Common Stock

There were no stock options or warrants exercised during the three or six month periods ended June 30, 2016.

Warrants

At June 30, 2016, there were 2.6 million warrants to purchase shares of common stock outstanding and exercisable at an exercise price of $2.05 with an expiration date of June 23, 2021.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended June 30, 2016 and 2015 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three months ended June 30, 2016 and 2015 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2016, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.8 million at June 30, 2016.

Future Sales Concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014.   As the third customer (“this Customer”) was not interested in continuing to use eMagin’s standard commercial microdisplay which was originally shipped, eMagin has been working, at this Customer’s request, on a more mechanically robust display configuration.  This Customer provided a proposal to eMagin which the Company countered that included concessions to this Customer predicated on future business.  On June 16, 2016, the Company obtained a formal release from this Customer for any future concessions and from any liabilities or obligations arising from the matter.

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

On May 5, 2015, Kimchuk, Inc. (“Kimchuk”), a former supplier, commenced action against the Company in the U.S. District Court, District of Connecticut, asserting breach of contract and seeking to recover approximately $389,000 in alleged damages. The Company filed its response and counter-complaint on August 11, 2015 wherein the Company denied the material allegations asserted by Kimchuk and sought approximately $3.5 million in damages from Kimchuk.  On June 1, 2016, the Company entered into a settlement agreement with Kimchuk whereby, for consideration of approximately $227,000, Kimchuk agreed to dismiss the matter, provide parts and material to eMagin and settle outstanding accounts payable.  The Company recorded an accrual for the litigation in the quarter ended September 30, 2015, and did not incur any additional settlement expense during the current quarter ended June 30, 2016 associated with the matter.

Note 9:  Concentrations

The following is a schedule of revenues by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
North and South America	$2,890	$4,999	$7,173	$8,723
Europe, Middle East, and Africa	2,149	1,430	4,336	3,591
Asia Pacific	494	605	1,025	709
Total	$5,533	$7,034	$12,534	$13,023

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Domestic	52%	71%	57%	66%
International	48%	29%	43%	34%

The Company purchases principally all of its silicon wafers from two suppliers located in Taiwan and Korea.

For the three months ended June 30, 2016,  two customers accounted for 14% and 11% of net revenues.  For the six months ended June 30, 2016,  one customer accounted for 10% of net revenues.   For the three months ended June 30, 2015,  three customers accounted for 15%, 14% and 12% of net revenues.  For the six months ended June 30, 2015,  two customers accounted for 14% and 10% of net revenues.     As of June 30, 2016, one customer accounted for 10% of the Company’s consolidated accounts receivable balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under the heading "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, and in this Quarterly Report on Form 10-Q, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to successfully implement resolutions related to customer stop orders; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; our ability to successfully launch new equipment on our manufacturing line; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Business

eMagin Corporation is headquartered in Hopewell Junction, NY and was incorporated in the state of Delaware in 1996.  We are the leader in OLED (organic light emitting diode)  microdisplay technology, OLED microdisplay manufacturing know-how and mobile display systems. eMagin manufactures high-resolution OLED microdisplays and integrates them with magnifying optics to deliver virtual images comparable to large-screen computer and television displays in portable, low-power, lightweight personal displays. eMagin microdisplays provide near-eye imagery in a variety of products from military, industrial, medical and consumer OEMs.  The Company is expanding its product base to include handheld and wearable products for the consumer markets.

We derive the majority of our revenue from sales of our OLED microdisplay products which we manufacture in our Hopewell Junction, NY clean rooms and manufacturing facility. We also earn revenue from government and commercial development contracts that may complement and support our internal research and development programs. In addition, we generate sales from optics and microdisplays combined with optics.

The Company’s stock is traded on the NYSE under the symbol EMAN.

Overview

In the second quarter, eMagin delivered display products to over 72 customers in 23 countries and performed R&D contract services for 4 customers.  Over the first six months of 2016, eMagin grew its active global customer base by over 10%.  Towards the end of the second quarter, the Company’s production and sales volume were hampered by the breakdown of a major piece of equipment.  The replacement of the machine was contemplated in the capital raise in December 2015 and the order was placed in the first quarter 2016.  In light of the time required to design, build and qualify the custom-built machine to our unique manufacturing processes, we do not anticipate that it will enter production until fourth quarter of 2016.  The original machine has been repaired and is currently in operation.  As a result of the production issue combined with committed machine time dedicated to scheduled R&D work, the volume of production during the second quarter was lower than planned and the previous quarter, resulting in higher unit costs and a lower profit margin on display sales.

Despite the equipment breakdown in the second quarter, the Company continues to make progress on its multi-year yield improvement initiative by strengthening production resources, making key process engineering hires, and ordering production equipment with the objectives of achieving greater efficiencies, lower unit costs and higher production capacity. This initiative will position us to meet customer demand and provide better response time to customer orders.

During the first six months of 2016, and accelerating during the second quarter, the Company has been developing handheld and wearable products for the consumer markets and has been working with suppliers and contract manufacturers to establish the supply chain. Two products are scheduled for release to the marketplace during fourth quarter 2016.  The wearable devices will utilize eMagin’s advanced OLED microdisplay technology to deliver an extraordinary user experience at an attractive price.  During the second quarter the Company incurred expenses associated with the development of these products and utilized working capital to fund the buildup of inventory and pay amounts to contract manufacturers, vendors and third party logistic providers in anticipation of the products’ release.  The development expenses and working capital expenditures are expected to continue in the third quarter.

New Business

In the second quarter, the Company achieved the following new business highlights:

•	Received the first production order for a display upgrade to a United States Army training system.
•

Received an $825 thousand order from an existing customer to upgrade displays in their medical device equipment.  This represents the largest single order eMagin has received from a customer in the medical device industry.

•	Completed a review of current and potential new business and realigned sales and marketing personnel to expand the existing customer base and penetrate newly identified markets.
•	Sold Design Reference Kits and displays to 22 customers to facilitate development and prototyping of new systems.
•	Delivered sample displays for over twenty new projects including major military and commercial avionics applications.

New Technology Development

We are making steady progress in our development of very high brightness full-color microdisplays. Our recent improvements and optimization of the processes have led to a brightness level that crosses the luminence threshold for military see-through and many consumer applications including augmented reality.

During the second quarter we continued to advance our ultra-high brightness color display technology with a second-generation WUXGA (1920 x 1200 resolution) full color display that can show pictures or video at a brightness of over 4,000 nits (cd/meter squared).  These displays are particularly well suited for augmented and virtual reality applications and for aviation.  They were completed during the second quarter and engineering samples are being provided to select consumer and military prime contractors for evaluation.

New Product Development

Our product development efforts on the 2K x 2K display project that was initiated in the fourth quarter of 2015 continued in the current quarter.  This project is on track to produce engineering samples for select customers beginning in the fourth quarter including the customer with whom we entered into the license agreement in December 2015.  General availability is scheduled for the first quarter of 2017.

Additionally, we are investigating the development of a prototype display that is 35 x 35 millimeters with a resolution of up to 4,000 x 4,000 pixels. We are working with potential partners interested in developing and supporting the infrastructure needed to productize the display, and will bring the proposed design to several commercial customers who are seeking displays of this size and features.

Employees

At July 31, 2016 we had a total of 89 employees, of whom 85 were full-time employees, as compared to a total of 88 employees, of whom 85 were full-time employees, at December 31, 2015.

A detailed discussion of our business and operations may be found in Part I, “Business,” of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, and as filed with the Securities and Exchange Commission on March 17, 2016.

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

We evaluate out deferred tax assets and their potential realizability each quarter to determine if we should make  any changes to the valuation allowance.  As of June 30, 2016,  we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE AND SIX MONTHS ENDED, JUNE 30, 2015

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(unaudited)
				(in thousands)
Product	$4,781	$5,426	$(645)	$10,076	$10,530	$(454)
Contract	$752	$1,608	$(856)	$1,458	$2,493	$(1,035)
License	$—	$—	$—	$1,000	$—	$1,000
Total revenue, net	$5,533	$7,034	$(1,501)	$12,534	$13,023	$(489)

Revenues for the three and six months ended June 30, 2016 were approximately $5.5 million and $12.5 million respectively,  as compared to approximately $7.0 million and $13.0 million for the three and six months ended June 30 2015.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.   For the three and six months ended June 30, 2016, product revenue decreased by $0.6 million and $0.5 million, respectively, as compared to the three and six months ended June 30, 2015. The decrease in display revenues in the second quarter 2016 of $0.6 million was primarily due to lower demand from maturing military programs, less availability of product late in the quarter due to the equipment failure noted above and a larger proportion of sales of displays with a lower average unit price.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2016, contract revenue decreased approximately $0.9 million and $1.0 million, respectively, as compared to the three and six months ended June 30, 2015.  The decrease in the R&D contract revenue was primarily due to the extensive work performed on the ManTech contract during the second quarter of 2015 and fewer active contracts during the three month and six months ended June 30, 2016.

License revenue for the six months ended June 30, 2016 is comprised of revenue from the sale of a $1.0 million non-exclusive intellectual property licensing agreement for our virtual reality headset technology. The Company expects that the licensee will use eMagin’s 2K x 2K pixel full-color displays in their headsets upon their successful development.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(unaudited)
				(in thousands)
Product	$3,807	$3,533	$274	$7,094	$6,585	$509
Contract	$391	$893	$(502)	$770	$1,470	$(700)
License	$—	$—	$—	—	—	—
Total cost of revenues	$4,198	$4,426	$(228)	$7,864	$8,055	$(191)

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Total cost of revenues for each of the three months and six months ended June 30, 2016 decreased by $0.2 million as compared to three and six months ended June 30, 2015.   Total cost of revenues as a percentage of revenues was 76% and 63%, respectively, for the three and six month periods ended June 30, 2016 as compared to 63%  and 62% for the three and six month periods ended June 30, 2015.

The following table outlines product, contract and license total gross profit and related gross margins for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Product revenue gross profit	$974	$1,893	$2,982	$3,945
Product revenue gross margin	20%	35%	30%	37%
Contract revenue gross profit	$361	$715	$688	$1,023
Contract revenue gross margin	48%	44%	47%	41%
License revenue gross profit	$—	$—	1,000	—
License revenue gross margin	—%	—%	100%	—%
Total gross profit	$1,335	$2,608	$4,670	$4,968
Total gross margin	24%	37%	37%	38%

Total gross profit is a function of revenues less cost of revenues.  The total gross profit for the three and six months ended June 30, 2016 decreased $1.3 million and $0.3 million, respectively, as compared to the three and six months ended June 30, 2015 reflecting lower product revenue in 2016, partially offset by $1.0 million in license revenue that had no associated current years cost that was recognized in the first quarter of 2016.  For the three months ended June 30, 2016, the total gross margin decreased to 24% as compared to 37% for the prior year period.  The gross margin of 37% for the six months ended June 30, 2016 was comparable to the gross margin of 38% for the first six months of 2015.

The product gross profit for the three and six months ended June 30, 2016, decreased $0.9 million and $1.0 million respectively as compared to the three and six months ended June 30, 2015.    Product gross margins of 20% and 30% for the three and six month periods ended June 30, 2016, respectively decreased from the prior year periods, due primarily to lower volumes as a result of the equipment failure and higher unit cost of sales associated with spreading fixed production costs over a smaller number of units produced.

For the three and six months ended June 30, 2016 contract gross profit was $0.4 million and $0.7 million, respectively as compared to $0.7 million and $1.0 million, respectively for the comparable 2015 periods.    Reduced contracts gross profit in the 2016 periods were due to reductions in the number of contracts and changes in the nature of both the individual contracts and the work completed during each quarterly period.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)			(unaudited)
				($ in thousands)
Research and development expense	$1,499	$1,028	$471	$2,802	$2,013	$789
Percentage of net revenue	27%	15%		22%	15%
Selling, general and administrative expense	$1,993	$1,640	$353	$4,003	$2,686	$1,317
Percentage of net revenue	36%	23%		32%	21%
Total operating expenses	$3,492	$2,668	$824	$6,805	$4,699	$2,106
Percentage of net revenue	63%	38%		54%	36%

Research and Development.  Research and development (“R&D”) expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  Increases in R&D expenses on both an absolute and percentage basis, for the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to costs incurred for the development of a consumer product utilizing the Company’s display technology anticipated to launch in the fourth quarter.

Selling, General and Administrative.   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2016 increased $0.4 million  and $1.3 million, respectively as compared to the three and six months ended June 30, 2015.

The increases in SG&A for the three and six months ended June 30, 2016 over the prior year periods was primarily due to $0.5 million in reversals of allowances for doubtful accounts and vacation accruals in the first quarter of 2015.  In addition, this year’s first and second quarters reflected higher spending for administrative expenses associated with our HMD activities, higher legal expenses and administrative transition costs associated with the effort to consolidate the Company’s finance and procurement functions to our New York location.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on cash balances and interest expense.  Other expense for the three and six months ended June 30, 2016, of $6 thousand and $15 thousand, respectively was comparable to the similar 2015 periods.

Liquidity and Capital Resources

We had approximately $6.1 million of cash and cash equivalents at June 30, 2016 as compared to approximately $9.3 million at December 31, 2015.

Cash flow used in operating activities during the six months ended June 30, 2016 was approximately $2.7 million, attributable to net loss of $2.2 million partially offset by non-cash expenses of $903 thousand and a net change in operating assets and liabilities of $1.4 million. Cash flow used in operating activities during the six months ended June 30, 2015 was approximately $0.3 million.

Cash used in investing activities during the six months ended June 30, 2016 was approximately $0.5 million related to equipment purchases.   As of June 30, 2016, we had outstanding commitments to purchase approximately $0.8 million in capital expenditures, and expect to make additional capital expenditures during 2016 to improve our manufacturing and R&D capabilities.   Cash provided by investing activities during the six months ended June 30, 2015 was approximately $0.2 million of which net short-term investments proceeds were approximately $0.8 million offset by equipment purchases of approximately $0.5 million.  We anticipate continued investment in equipment in support of our yield improvement initiatives and are currently designing with equipment vendors the machines that address our specific production requirements. As a result, we expect continued equipment investment in our production and development activities over the remainder of 2016 and into 2017.

There was no cash provided by financing activities during the six months ended June 30, 2016 compared to approximately $266 thousand from stock option exercises during the six months ended June 30, 2015.

Credit Facility

At June 30, 2016, we had a credit facility with a lender that provides for up to a maximum of $3 million in borrowings based on 75% of eligible accounts receivable, as defined in the agreement.  The interest on the credit facility is equal to the prime rate plus 4% but may not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The Company is in discussions with its lender regarding possible modifications to the credit facility and the parties have agreed that an automatic renewal provision originally scheduled on September 1, 2016 is no longer in effect.  We did not draw on our credit facility during the six months ended June 30, 2016 or at any time since its inception in September 2010 and there is no outstanding balance.

The credit facility contains the customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants as of June 30, 2016.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On May 5, 2015, Kimchuk, Inc. (“Kimchuk”), a former supplier commenced action against the Company in the U.S. District Court, District of Connecticut, asserting breach of contract and seeking to recover approximately $389,000 in alleged damages. The Company filed its response and counter-complaint on August 11, 2015 wherein the Company denied the material allegations asserted by Kimchuk and seeks approximately $3.5 million in damages from Kimchuk.

On June 1, 2016, the Company entered into a settlement agreement with Kimchuk whereby for consideration of approximately $227,000, Kimchuk would dismiss the matter, provide parts and material to eMagin and settle outstanding accounts payable.  On July 1, 2016 the Company wired the cash payment to Kimchuk and a related Court Order for Dismal was filed and approved on July 5, 2016.

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on September 21, 2006).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on October 26, 2010)
3.3	Bylaws of the Company (incorporated by reference to exhibit 99.3 to the Company’s Definitive Proxy Statement filed on June 14, 2001).
10.1

Amended and Restated Employment Agreement dated July 6, 2016, by and between the Company and Andrew G. Sculley, Jr (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMAGIN CORPORATION

Date: August 11, 2016	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: August 11, 2016	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer