Form 10-Q
period 2016-09-30
EMAGIN CORP
filed 2016-11-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

The number of shares of common stock outstanding as of October 31, 2016 was 31,622,664.

eMagin Corporation

Form 10-Q

For the Quarter ended September 30, 2016

ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,879	$9,273
Accounts receivable, net	2,476	3,508
Unbilled accounts receivable	1,163	1,445
Inventories, net	7,027	3,901
Prepaid expenses and other current assets	977	489
Total current assets	18,522	18,616
Equipment, furniture and leasehold improvements, net	8,953	9,131
Intangibles and other assets	296	336
Total assets	$27,771	$28,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,651	$1,636
Accrued compensation	1,142	1,246
Other accrued expenses	748	1,193
Other current liabilities	415	602
Total current liabilities	3,956	4,677

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 31,784,730 shares as of September 30, 2016 and 29,550,170 shares as of December 31, 2015	32	30
Additional paid-in capital	239,802	234,814
Accumulated deficit	(215,519)	(210,938)
Treasury stock, 162,066 shares as of September 30, 2016 and December 31, 2015	(500)	(500)
Total shareholders’ equity	23,815	23,406
Total liabilities and shareholders’ equity	$27,771	$28,083

See notes to Condensed Consolidated Financial Statements.

 eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:

Product	$3,536	$4,633	$13,612	$15,163
Contract	769	772	2,227	3,265
License	—	—	1,000	—
Total revenues, net	4,305	5,405	16,839	18,428

Cost of revenues:

Product	2,545	3,732	9,639	10,317
Contract	478	567	1,248	2,037
License	—	—	—	—
Total cost of revenues	3,023	4,299	10,887	12,354

Gross profit	1,282	1,106	5,952	6,074

Operating expenses:

Research and development	1,666	1,151	4,468	2,983
Selling, general and administrative	2,041	2,183	6,044	5,050
Total operating expenses	3,707	3,334	10,512	8,033

Loss from operations	(2,425)	(2,228)	(4,560)	(1,959)

Other income (expense):
Interest expense, net	(8)	(11)	(28)	(32)
Other income, net	4	5	8	11
Total other income (expense), net	(4)	(6)	(20)	(21)
Loss before provision for income taxes	(2,429)	(2,234)	(4,580)	(1,980)
Provision for income taxes	(1)	—	(1)	—

Net Loss	$(2,430)	$(2,234)	$(4,581)	$(1,980)

Loss per share, basic	$(0.08)	$(0.09)	$(0.15)	$(0.08)
Loss per share, diluted	$(0.08)	$(0.09)	$(0.15)	$(0.08)

Weighted average number of shares outstanding:

Basic	30,292,166	25,287,849	29,689,458	25,157,200

Diluted	30,292,166	25,287,849	29,689,458	25,157,200

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,581)	$(1,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,214	1,113
Reduction in provision for doubtful accounts	—	(543)
Increase (reduction) in inventory reserve	(159)	5
Stock-based compensation	658	502
Loss on sale of asset	1	—
Changes in operating assets and liabilities:
Accounts receivable	1,032	1,849
Unbilled accounts receivable	281	(650)
Inventories, net	(2,967)	(1,206)
Prepaid expenses and other current assets	(488)	(85)
Accounts payable, accrued expenses, and other current liabilities	(720)	946
Net cash used in operating activities	(5,729)	(49)
Cash flows from investing activities:
Purchase of equipment	(997)	(1,020)
Maturities of investments	—	750
Net cash used in investing activities	(997)	(270)
Cash flows from financing activities:
Proceeds from warrant exercise, net	4,294	—
Proceeds from sale of common stock	—	19
Proceeds used in financing of intangibles	—	(150)
Proceeds from exercise of stock options	38	266
Net cash provided by financing activities	4,332	135
Net decrease in cash and cash equivalents	(2,394)	(184)
Cash and cash equivalents, beginning of period	9,273	5,290
Cash and cash equivalents, end of period	$6,879	$5,106

Cash paid for interest	$22	$9
Cash paid for income taxes	$1	$—

Non-cash investing activities:

Non-cash equipment purchases	$7	$132

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The total intangible amortization expense was approximately $14 thousand and $41 thousand for the three and nine months ended September 30, 2016 and 2015, respectively.  Estimated future amortization expense as of September 30, 2016 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)

2016 three months remaining)	$14
2017	54
2018	54
2019	32
2020	9
Later years	40
$203

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Beginning balance	$540	$565	$599	$663
Warranty accruals (reversal)	(105)	56	3	345
Warranty usage	(23)	(117)	(190)	(504)
Ending balance	$412	$504	$412	$504

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(unaudited)		(unaudited)
	2016	2015	2016	2015

Net Income	$(2,430)	$(2,234)	$(4,581)	$(1,980)
Income allocated to participating securities	—	—	—	—
Income allocated to common shares	$(2,430)	$(2,234)	$(4,581)	$(1,980)

Weighted average common shares outstanding - Basic	30,292,166	25,287,849	29,689,458	25,157,200
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding - Diluted	30,292,166	25,287,849	29,689,458	25,157,200

Net income per share:
Basic	$(0.08)	$(0.09)	$(0.15)	$(0.08)
Diluted	$(0.08)	$(0.09)	$(0.15)	$(0.08)

The following table sets forth the potentially dilutive common stock equivalents for the three and nine month periods ended September 30, 2016 and 2015 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Options	5,010,993	4,426,608	5,010,993	4,426,608
Warrants	3,331,449	2,600,000	3,331,449	2,600,000
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	15,887,775	14,571,941	15,887,775	14,571,941

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Accounts receivable	$2,603	$3,635
Less allowance for doubtful accounts	(127)	(127)
Accounts receivable, net	$2,476	$3,508

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$3,642	$2,595
Work in process	2,015	1,369
Finished goods	2,760	1,486
Total inventories	8,417	5,450
Less inventory reserve	(1,390)	(1,549)
Total inventories, net	$7,027	$3,901

Note 4:  Line of Credit

The Company had a credit facility with a lender that expired on August 31, 2016 and was not renewed, The facility provided for up to a maximum of $3 million in borrowings based on 75% of eligible accounts receivable, as defined in the agreement.  The interest on the credit facility was equal to the prime rate plus 4% but could not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility contained the customary representations and warranties as well as affirmative and negative covenants.  The Company was in compliance with all debt covenants throughout the term of the credit facility.  The Company did not draw on the credit facility during the nine months ended September 30, 2016 or at any time since its inception in September 2010 and there is no outstanding balance.

The Company is in discussions with the former lender and with other parties about a new credit facility.  No facility was in place at September 30, 2016.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenues	$10	$8	$20	$44
Research and development	108	27	141	89
Selling, general and administrative	280	151	497	369
Total stock compensation expense	$398	$186	$658	$502

At September 30, 2016, total unrecognized compensation costs related to stock options was approximately  $1.1 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3.1  years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	0.71 - 1.01%	0.84 – 1.56%
Expected volatility	49.1 to 59.4%	51.2 to 63.9%
Expected term (in years)	3.5 to 5.0	3.5 to 5.0

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,218,139	$3.75
Options granted (1)	1,385,097	2.45
Options exercised	(18,061)	2.10
Options forfeited	(52,780)	2.02
Options cancelled or expired	(522,802)	7.44
Outstanding at September 30, 2016	5,009,593	$3.00	4.45	$1,522,184
Vested or expected to vest at September 30, 2016 (2)	4,989,458	$3.01	4.45	$1,441,964
Exercisable at September 30, 2016	4,002,959	$3.09	3.99	$1,261,421

(1)

Includes 125,000 options granted on September 15, 2016 under a stock option plan that is subject to shareholder approval.  Because the Company’s Board of Directors and Management control sufficient votes to approve this plan, shareholder approval is considered to be a formality.   Accordingly, the Company began to record the related stock-based compensation expense for these options as of September 15, 2016, because the key terms and conditions of these options were approved and communicated to the recipients.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the nine months ended September 30, 2016 the aggregate intrinsic value of options exercised was $7,484.   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of September 30, 2016 and December 31, 2015, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the three-month period ended September 30, 2016, options to purchase 18,061 shares were exercised for proceeds of $37,880,  and warrants to purchase 2,216,500 shares were exercised for net proceeds of $4,294,000.

Warrants

On August 18, 2016, the Company entered into letter agreements with certain warrant holders pursuant to which such warrant holders agreed to exercise warrants to purchase a total of 2,216,500 of the Company’s common stock, at an exercise price of $2.05 per share, which they acquired in December 2015.

On August 24, 2016, in consideration for the exercise of the 2,216,500 warrant shares, the Company issued new common stock purchase warrants (the “New Warrants”) to purchase 2,947,949 shares of the Company’s common stock which is equal to 133% of the 2,216,500 warrant shares exercised. The  New Warrants have an exercise price of $2.60 per share and are substantially similar to the warrants issued in December 2015, except that they are: (a) restricted; (b) not exercisable for six months from the date of issuance; and (c) have a term of five and a half years from the issuance date.

The Company raised approximately $4.5 million in gross proceeds from the transaction, which will be used for general corporate purposes.

The issuance of the New Warrants was exempt from federal and state registration requirements.  The Company expects to file a resale registration statement to register the shares of the Company’s common Stock issuable upon the exercise of the New Warrants.

At September 30, 2016 there were New Warrants outstanding to purchase 2,947,949 shares of Company’s common stock at an exercise price of $2.60, which expire in February 2023.  In addition, warrants to purchase 383,500 shares remaining from the December 2015 issuance were outstanding at September 30, 2016 at an exercise price of $2.05, which expire in June 2021.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended September 30, 2016 and 2015 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three and nine month periods ended September 30, 2016 and 2015 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2016, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.6 million at September 30, 2016.

Future Sales Concessions

In the first quarter of 2014, the Company received a notification to stop shipments to three of its customers regarding a possible wire bonding problem in some of the microdisplays shipped to these customers. Shipments to two of the three customers resumed in 2014.   As the third customer (“this Customer”) was not interested in continuing to use the Company’s standard commercial microdisplay which was originally shipped, the Company has been working, at this Customer’s request, on a more mechanically robust display configuration.  This Customer provided a proposal to the Company which the Company countered that included concessions to this Customer predicated on future business.  On June 16, 2016, the Company obtained a formal release from this Customer for any future concessions and from any liabilities or obligations arising from the matter.

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

On May 5, 2015, Kimchuk, Inc. (“Kimchuk”), a former supplier, commenced action against the Company in the U.S. District Court, District of Connecticut, asserting breach of contract and seeking to recover approximately $389,000 in alleged damages. The Company filed its response and counter-complaint on August 11, 2015 wherein the Company denied the material allegations asserted by Kimchuk and sought approximately $3.5 million in damages from Kimchuk.  On June 1, 2016, the Company entered into a settlement agreement with Kimchuk whereby, for consideration of approximately $227,000, Kimchuk agreed to dismiss the matter, provide parts and material to eMagin and settle outstanding accounts payable.  The Company recorded an accrual for the litigation in the quarter ended September 30, 2015, and did not incur any additional settlement expense during the quarter ended September 30, 2016 associated with the matter.

During 2015, the Company received a letter from an attorney representing a former employee claiming damages for age discrimination and wrongful termination.  In September 2016, this former employee commenced action against the Company in Superior Court for the State of Washington, The Company believes the assertions contained in this action are baseless and without merit and will defend its position vigorously.

Note 9:  Concentrations

The following is a schedule of revenues by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
North and South America	$2,849	$3,620	$10,022	$12,343
Europe, Middle East, and Africa	1,301	1,168	5,637	4,759
Asia Pacific	155	617	1,180	1,326
Total	$4,305	$5,405	$16,839	$18,428

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Domestic	66%	66%	60%	66%
International	34%	34%	40%	34%

The Company purchases principally all of its silicon wafers from two suppliers located in Taiwan and Korea.

For the three months ended September 30, 2016,  two customers accounted for 10% and 9% of net revenues.  For the nine months ended September 30, 2016,  there were no customers accounting for over 10% of net revenues.   For the three months ended September 30, 2015,  four customers accounted for 51% of net revenues.  For the nine months ended September 30, 2015,  two customers accounted for 25% of net revenues.     As of September 30, 2016, one customer accounted for 16% of the Company’s consolidated accounts receivable balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "eMagin Corporation," "eMagin," "Virtual Vision," "the Company," "we," "us," and "our" refer to eMagin Corporation and its wholly owned subsidiary, Virtual Vision, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under the heading "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, and in this Quarterly Report on Form 10-Q, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to successfully implement resolutions related to customer stop orders; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities, including our planned entry in the consumer market; our potential exposure to product liability claims; our ability to manufacture suitable products at competitive cost; our ability to successfully launch new equipment on our manufacturing line; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Business

eMagin Corporation is headquartered in Hopewell Junction, NY and was incorporated in the state of Delaware in 1996.  We are the leader in OLED (organic light emitting diode) microdisplay technology, OLED microdisplay manufacturing know-how and mobile display systems. eMagin manufactures high-resolution OLED microdisplays and integrates them with magnifying optics to deliver virtual images comparable to large-screen computer and television displays in portable, low-power, lightweight personal displays. eMagin microdisplays provide near-eye imagery in a variety of products from military, industrial, medical and consumer OEMs.  We are expanding our product base to include handheld and wearable products for the consumer markets.

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

Our common stock is traded on the NYSE under the symbol EMAN.

Overview

In the third quarter, we delivered display products to over 78 customers in 23 countries and performed R&D contract services for 3 customers.  Revenues and gross profit in the quarter reflected the slowdown in U.S. military business as existing programs wound down or ended during current and previous quarters of 2016 and before the expected ramp up of new programs during the fourth quarter 2016.  The impact of lower sales volumes on unit costs were offset by the manufacture of displays to build inventory during the quarter in anticipation of the Company’s consumer product launches in the fourth quarter.   The higher overall production volumes during the quarter in comparison to the prior quarter resulted in lower unit costs and a higher gross margin percentage as the fixed manufacturing costs were spread over a larger number of manufactured units.

We continue to make progress on our multi-year yield improvement initiative by strengthening production resources, making key supervisory and process engineering hires, and ordering production equipment with the objectives of achieving greater efficiencies, lower unit costs and higher production capacity. This initiative will position us to meet customer demand, provide better response time to customer orders and address the anticipated growth in the consumer products expected to be launched in the fourth quarter.  We are beginning to receive and put in place purchased equipment as part of our yield improvement initiative.  This equipment will improve production quantities although the implementation and calibration of the equipment may temporarily affect production volumes.

During the first nine months of 2016, and accelerating during the third quarter, we have  been developing handheld and wearable products that provide consumers’ night vision capability at prices attractive to the mass market.  Two products are scheduled for release to the marketplace during fourth quarter 2016.  The handheld device is a smart phone attachment that provides for night vision of activities and, through a companion application, allows the user to record and live stream the content.  The wearable devices will utilize our advanced OLED microdisplay technology to provide hands-free operation during night-time activities with the capability to record the content.  We have been working with suppliers and contract manufacturers to establish the supply chain.  During the third quarter we have incurred expenses associated with the development of these products and utilized working capital to fund the buildup of inventory and pay amounts to contract manufacturers, vendors and third party logistic providers in anticipation of the products’ release.  Working capital expenditures to build inventory are expected to continue in the fourth quarter of 2016 along with marketing and promotional expenditures associated with the products’ release.

New Business

During the quarter, we continued to make progress towards our goals of winning new U.S. military programs while expanding our presence in foreign military, commercial and industrial markets. Under the U.S. Army’s Enhanced Night Vision Goggle III (ENVG III) and Family of Weapon Sight-Individual (FWS-I) programs, we are beginning to deliver displays for the Low Rate Initial Production (LRIP) phase of both programs.  Shipments under these programs are expected to accelerate beginning in the fourth quarter 2016 and continuing into 2017.  ENVG III is scheduled to be in production through 2021 with follow-on sustaining orders through 2032. FWS-I is scheduled to be in production through 2020 with follow-on sustaining orders through 2031.

During the quarter, we achieved the following business highlights:

•

Entered into a multi-year agreement with a major European defense company that manufactures thermal weapon sights and goggle systems that continues through 2018 and totals in excess of $3.5 million in display sales.

•

Awarded a new production contract for a European military helmet mounted display system for augmented reality training and simulation. This order will provide displays for initial production in 2017 with follow-on orders expected for several years.

•	Received an initial order for a military air defense missile system which will be deployed to 19 countries. Production is scheduled to last through 2020, followed by long-term maintenance and support.
•

Notified by a major medical device company that our HD-plus resolution WUXGA display has been selected for the next generation of surgical equipment. This further establishes our presence in the medical device field and follows on its large order in the second quarter from a major medical device company.

We continue to supply displays for IR Defense (Advanced Sights by Shooters for Shooters) which has a leading line of thermal weapon sights and thermal monoculars. The newly released IR Patrol M250 XR has been designed using our VGA 640 X 480 display. IR Defense also uses our displays in their Snipe-IR, Reap IR and IR Patrol series.

Our development work under the Defense Manufacturing, Science and Technology program (ManTech) progressed during the quarter.  The Office of Secretary of Defense sponsored thirty-month program has met all milestones and is on track to provide essential display technology for all Service branches at the program’s completion in Summer 2017.  We are also in negotiation with a defense prime contractor to continue work on the Army’s Science and Technology Objectives program. After successfully meeting all program objectives for phases one through three, phase four will provide display system capabilities that will enhance the warfighting effectiveness in ground, dismounted and aviation systems.

On the commercial front, we are in negotiations with several Tier One companies about entering into strategic partnerships where we would design prototype displays for the companies’ consumer head mounted devices and, in partnership with the companies and mass production manufacturers, works toward higher volume production capabilities.

New Technology Development

We are continuing to make progress in our development of very high brightness full-color microdisplays incorporating our proprietary direct patterning technology.  Recent improvements in the equipment and further optimization of the processes are designed to lead to brightness levels that surpass the threshold requirements for virtual and augmented reality applications for Tier One companies and satisfy the requirements of several pending military programs.  The production equipment for our direct patterning products are currently being upgraded by the equipment manufacturers to provide significant improvements in display performance and higher production volumes. The upgraded equipment is expected to be re-installed during the fourth quarter with fabrication of samples expected by the end of the quarter.

New Product Development

Our product development efforts on the 2K x 2K full color RGB microdisplay project that was initiated in the fourth quarter of 2015 continued in the current quarter.  This will be our largest microdisplay design and expands our product offerings for the consumer and commercial marketplaces.  This project is on track to produce engineering samples for select customers beginning in the fourth quarter including the customer with whom we entered into the license agreement in December 2015.  Associated products are expected to be available for customers during the first quarter of 2017.

We are completing qualification of a new 0.48 inch diagonal full color XGA format microdisplay utilizing the same proven 9.6-micron color pixel used in its WUXGA and SXGA096 product lines. This new product is targeted at industrial and commercial markets looking for a cost effective medium resolution microdisplay. Deliveries are scheduled to begin in the first quarter of 2017.

Employees

At September 30, 2016 we had a total of 97 employees, of whom 93 were full-time employees, as compared to a total of 88 employees, of whom 85 were full-time employees, at December 31, 2015.

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

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make  any changes to the valuation allowance.  As of September 30, 2016,  we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE AND NINE MONTHS ENDED, SEPTEMBER 30, 2015

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(unaudited)
				(in thousands)
Product	$3,536	$4,633	$(1,097)	$13,612	$15,163	$(1,551)
Contract	$769	$772	$(3)	$2,227	$3,265	$(1,038)
License	$—	$—	$—	$1,000	$—	$1,000
Total revenue, net	$4,305	$5,405	$(1,100)	$16,839	$18,428	$(1,589)

Revenues for the three and nine months ended September 30, 2016 were approximately $4.3 million and $16.8 million respectively,  as compared to approximately $5.4 million and $18.4 million for the three and nine months ended September 30, 2015.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.   For the three and nine months ended September 30, 2016, product revenue decreased by $1.1 million and $1.6 million, respectively, as compared to the three and nine months ended September 30, 2015.  The decrease in display revenues in the third quarter 2016 of $1.1 million was primarily due to lower demand from maturing military programs, and a larger proportion of sales of displays with a lower average unit price, partially offset by lower product returns experienced during the 2016 periods.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three and nine months ended September 30, 2016, contract revenue was comparable and decreased approximately $1.0 million, respectively, as compared to the three and nine months ended September 30, 2015.  The decrease in the R&D contract revenue was primarily due to fewer active contracts during the nine months ended September 30, 2016.

License revenue for the nine months ended September 30, 2016 is comprised of revenue from a $1.0 million non-exclusive intellectual property license for our virtual reality headset technology. We expect that the licensee will use our  2K x 2K pixel full-color displays in their headsets upon their successful development, and expect to produce engineering samples of our 2K x 2K pixel full-color displays by the end of 2016.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(unaudited)
				(in thousands)
Product	$2,545	$3,732	$(1,187)	$9,639	$10,317	$(678)
Contract	$478	$567	$(89)	$1,248	$2,037	$(789)
License	$—	$—	$—	—	—	—
Total cost of revenues	$3,023	$4,299	$(1,276)	$10,887	$12,354	$(1,467)

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of contracts.  Total cost of revenues for the three months and nine months ended September 30, 2016 decreased by $1.3 million and $1.5 million, respectively, as compared to three and nine months ended September

30, 2015.   Total cost of revenues as a percentage of revenues was 70% and 65%, respectively, for the three and nine month periods ended September 30, 2016 as compared to 80% and 67%, respectively, for the three and nine month periods ended September 30, 2015.

The following table outlines product, contract and license total gross profit and related gross margins for the three and nine months periods ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Product revenue gross profit	$991	$901	$3,973	$4,846
Product revenue gross margin	28%	19%	29%	32%
Contract revenue gross profit	$291	$205	$979	$1,228
Contract revenue gross margin	38%	27%	44%	38%
License revenue gross profit	$—	$—	1,000	—
License revenue gross margin	—%	—%	100%	—%
Total gross profit	$1,282	$1,106	$5,952	$6,074
Total gross margin	30%	20%	35%	33%

Total gross profit is a function of revenues less cost of revenues.  The total gross profit for the three and nine months ended September 30, 2016 increased $0.2 million and decreased $0.1 million, respectively, as compared to the three and nine months ended September 30, 2015 primarily reflecting lower product revenue in 2016, partially offset by $1.0 million in license revenue that had no associated current year’s cost that was recognized in the first quarter of 2016 and higher production volumes in the third quarter of 2016, which absorbed fixed production costs into inventory. For the three months ended September 30, 2016, the total gross margin increased to 30% as compared to 20% for the prior year period reflecting favorable impact of increased production throughput in the 2016 period. The gross margin of 35% for the nine months ended September 30, 2016 increased from 33% in the prior year period, primarily due to license revenue recorded in the first quarter of 2016.

The product gross profit for the three and nine months ended September 30, 2016, increased $0.1 million and decreased $0.9 million respectively, as compared to the three and nine months ended September 30, 2015.   Product gross margins of 28% for the three months ended September 30, 2016 increased from 19% in the prior year period due to favorable impacts of higher production volume.  Product gross margins of 29% for nine-month period ended September 30, 2016, decreased from 32% in the prior year periods, due primarily to lower sales and higher unit fixed costs in the 2016 period.

For the three and nine months ended September 30, 2016, contract gross profit was $0.3 million and $1.0 million, respectively as compared to $0.2 million and $1.2 million, respectively, for the comparable 2015 periods.  Reduced contracts gross profit in the 2016 year to date period was due to reductions in the number of contracts and changes in the nature of both the individual contracts and the work completed during each quarterly period.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited)			(unaudited)
	($ in thousands)			($ in thousands)
Research and development expense	$1,666	$1,151	$515	$4,468	$2,983	$1,485
Percentage of net revenue	39%	21%		27%	16%
Selling, general and administrative expense	$2,041	$2,183	$(142)	$6,044	$5,050	$994
Percentage of net revenue	47%	40%		36%	27%
Total operating expenses	$3,707	$3,334	$373	$10,512	$8,033	$2,479
Percentage of net revenue	86%	62%		62%	44%

Research and Development.  R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  Increases in R&D expenses on both an absolute and percentage basis for the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to costs incurred for the development of a consumer product utilizing the Company’s display technology anticipated to launch in the fourth quarter.

Selling, General and Administrative.   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three and nine months ended September 30, 2016 decreased $0.1 million and increased $1.0 million, respectively, as compared to the three and nine months ended September 30, 2015.

The decrease in SG&A for the three months ended September 30, 2016 over the prior year period was primarily due to $0.4 million of severance and settlement charges in the prior year.  The increase in SG&A for the nine months ended September 30, 2016 over the prior year periods was primarily due to higher spending for administrative expenses associated with our HMD activities, higher legal expenses and administrative transition costs associated with the effort to consolidate the Company’s finance and procurement functions to our New York location as well as higher stock-based compensation costs in the 2016 period.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on cash balances and interest expense.  Other expense, net for the three and nine months ended September 30, 2016, of $4 thousand and $20 thousand, respectively was comparable to the similar 2015 periods.

Liquidity and Capital Resources

We had approximately $6.9 million of cash and cash equivalents at September 30, 2016 as compared to approximately $9.3 million at December 31, 2015.

Cash flow used in operating activities during the nine months ended September 30, 2016 was approximately $5.7 million, attributable to net loss of $4.6 million and a net change in operating assets and liabilities of $2.8 million primarily due to a buildup in inventory, partially offset by non-cash expenses of $1.7 million. Cash flow used in operating activities during the nine months ended September 30, 2015 was approximately break-even.

Cash used in investing activities during the nine months ended September 30, 2016 was approximately $1.0 million related to equipment purchases.   As of September 30, 2016, we had outstanding commitments to purchase approximately $0.6 million in capital expenditures, and expect to make additional capital expenditures during the fourth quarter of 2016 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the nine months ended September 30, 2015 was approximately $0.3 million of which net short-term investments proceeds were approximately $0.7 million offset by equipment purchases of approximately $1.0 million.  We anticipate continued investment in equipment in support of our yield improvement initiatives and are currently designing with equipment vendors the machines that address our specific production requirements. As a result, we expect continued equipment investment in our production and development activities over the remainder of 2016 and into 2017.

Cash provided by financing activities during the nine months ended September 30, 2016 of approximately $4.3 million included net proceeds from a warrant exercise transaction of $4.3 million and approximately $38 thousand from exercise of stock options.  Cash provided by financing activities during the prior year period was $0.1 million, consisting of $0.3 million from stock option exercises offset by $0.2 million of proceeds used in the financing of intangibles.

Warrant Transaction

On August 18, 2016, we entered into letter agreements with certain of our warrant holders pursuant to which such warrant holders agreed to exercise warrants to purchase a total of 2,216,500 shares of our common stock, at an exercise price of $2.05 per share, which they acquired in December 2015.

On August 24, 2016, in consideration for the exercise of the 2,216,500 warrant shares, we issued new common stock purchase warrants (the “New Warrants”) to purchase 2,947,949 shares of our common stock which is equal to 133% of the 2,216,500 warrant shares exercised. The  New  Warrants have an exercise price of $2.60 per share and are substantially similar to the warrants issued in

December 2015, except that they are: (a) restricted; (b) not exercisable for six months from the date of issuance; and (c) have a term of five and a half years from the issuance date.

We raised approximately $4.5 million in gross proceeds from the transaction, which will be used for general corporate purposes.

The issuance of the New Warrants was exempt from federal and state registration requirements.  The Company expects to file a resale registration statement to register the shares of our common stock issuable upon the exercise of the New Warrants.

At September 30, 2016 there were New Warrants outstanding to purchase 2,947,949 shares of our common stock at an exercise price of $2.60, which expire in February 2023.  In addition, warrants to purchase 383,500 shares remaining from the December 2015 issuance were outstanding at September 30, 2016 at an exercise price of $2.05, which expire in June 2021.

Credit Facility

Our credit facility with a lender expired on August 31, 2016 and was not renewed. The facility provided for up to a maximum of $3 million in borrowings based on 75% of eligible accounts receivable, as defined in the agreement.  The interest on the credit facility was equal to the prime rate plus 4% but could not be less than 7.25% with a minimum monthly interest payment of $1 thousand.  The credit facility contained customary representations and warranties as well as affirmative and negative covenants.  We were in compliance with all debt covenants.  We did not draw on the credit facility during the nine months ended September 30, 2016 or at any time since its inception in September 2010 and there is no outstanding balance.

We are in discussions with the former lender and with other parties about a new credit facility.  No facility was in place at September 30, 2016.

Our cash needs to fund our operations and investment requirements over the next twelve months may be more than our current cash on hand and the cash we anticipate generating from operations.  We may require additional funds over the next twelve months and, if so, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production, capital expenditures and operations, all of which could have a material adverse impact on our business prospects.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 1, 2016, the Company entered into a settlement agreement with Kimchuk whereby for consideration of approximately $227,000, Kimchuk agreed to dismiss the matter, provide parts and material to us and settle outstanding accounts payable.  On July 1, 2016 the Company wired the cash payment to Kimchuk and a related Court Order for Dismal was filed and approved on July 5, 2016.

During 2015, the Company received a letter from an attorney representing a former employee claiming damages for age discrimination and wrongful termination.  In September 2016, this former employee commenced action against the Company in Superior Court for the State of Washington, The Company believes the assertions contained in this action are baseless and without merit and will defend its position vigorously.

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

Our expansion into the consumer markets for handheld and wearable products may not be successful and may result in exposure to new and increased risks.

The expansion of our product base to include handheld and wearable products for the consumer markets, which we anticipate will launch in the fourth quarter of 2016, may result in exposure to new and increased risks. We may face new competition, different consumer tastes and other factors that could affect our success in entering this market. We may not be successful in our efforts to develop repeatable processes to manufacture these new products in sufficient quantities and at low enough costs for consumer sales and our products may not be accepted by consumers.

Our planned consumer product introductions and entry into a new market may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. Some of our competitors in this new market have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. In addition, entry into another market may subject us to additional risks, including greater exposure to potential product liability claims, increased legal and regulatory requirements and the effects of general market conditions and reduced consumer confidence.

Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product or solution are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks or to expand our operations effectively and efficiently, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

We may not be able to execute our business plan due to a lack of cash from operations.

We anticipate that our cash needs to fund our operations and investment requirements over the next twelve months may be more than our current cash on hand, and the cash we anticipate generating from operations.  We may require additional funds over the next twelve months and, if so, we believe we can raise sufficient funds. However, if we are unable to obtain sufficient funds, we may have to reduce the size of our organization and/or be forced to reduce and/or curtail our production, capital expenditures and operations, all of which could have a material adverse impact on our business prospects and our ability to continue our current level of operations. No assurance can be given that if additional financing becomes necessary it will be available on acceptable terms, if at all.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on September 21, 2006).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on October 26, 2010)
3.3	Bylaws of the Company (incorporated by reference to exhibit 99.3 to the Company’s Definitive Proxy Statement filed on June 14, 2001).
4.1	Form of Letter Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on From 8-K filed on August 24, 2016)
4.2	Form of Common Stock Purchase Warrant issued to the Warrant Holders in the Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2016)
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

eMAGIN CORPORATION

Date: November 14, 2016	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: November 14, 2016	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer