Form 10-Q
period 2017-03-31
EMAGIN CORP
filed 2017-05-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ).     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☐              Smaller reporting company  ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)     Yes ☐     No ☑

The number of shares of common stock outstanding as of April  30,  2017 was 31,652,589.

eMagin Corporation

Form 10-Q

For the Quarter ended March 31, 2017

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 . If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,750	$5,241
Accounts receivable, net	3,118	2,834
Unbilled accounts receivable	1,131	1,401
Inventories	7,964	7,435
Prepaid expenses and other current assets	1,275	1,040
Total current assets	17,238	17,951
Equipment, furniture and leasehold improvements, net	9,189	8,980
Intangibles and other assets	426	282
Total assets	$26,853	$27,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,484	$1,432
Accrued compensation	1,213	1,528
Revolving credit facility, net	1,450	1,689
Other accrued expenses	2,364	1,513
Other current liabilities	629	591
Total current liabilities	8,140	6,753

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659,000) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 31,814,655 shares as of March 31, 2017 and 31,788,582 shares as of December 31, 2016	32	32
Additional paid-in capital	240,167	239,915
Accumulated deficit	(220,986)	(218,987)
Treasury stock, 162,066 shares as of March 31, 2017 and December 31, 2016	(500)	(500)
Total shareholders’ equity	18,713	20,460
Total liabilities and shareholders’ equity	$26,853	$27,213

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:

Product	$4,381	$5,295
Contract	1,688	706
License	—	1,000
Total revenues, net	6,069	7,001

Cost of revenues:

Product	3,458	3,287
Contract	793	379
License	—	—
Total cost of revenues	4,251	3,666

Gross profit	1,818	3,335

Operating expenses:

Research and development	1,334	1,303
Selling, general and administrative	2,463	2,010
Total operating expenses	3,797	3,313

(Loss) income from operations	(1,979)	22

Other income (expense):
Interest expense, net	(35)	(10)
Other income, net	15	2
Total other income (expense), net	(20)	(8)
(Loss) income before provision for income taxes	(1,999)	14
Provision for income taxes	—	—

Net (loss) income	$(1,999)	$14
Less net income allocated to participating securities	—	3
Net (loss) income allocated to common shares	$(1,999)	$11

Loss per share, basic	$(0.06)	$0.00
Loss per share, diluted	$(0.06)	$0.00

Weighted average number of shares outstanding:

Basic	31,628,997	29,388,104

Diluted	31,628,997	29,637,804

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,999)	$14
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	415
Reduction in inventory reserve	(2)	(210)
Stock-based compensation	214	167
Loss on sale of asset	—	1
Changes in operating assets and liabilities:
Accounts receivable	(284)	(94)
Unbilled accounts receivable	270	139
Inventories	(527)	(447)
Prepaid expenses and other current assets	(235)	(256)
Accounts payable, accrued expenses, and other current liabilities	1,468	151
Net cash used in operating activities	(595)	(120)
Cash flows from investing activities:
Purchase of equipment	(681)	(103)
Net cash used in investing activities	(681)	(103)
Cash flows from financing activities:
Expenses from warrant exercise, net	(12)	—
Repayments under revolving line of credit, net	(253)	—
Proceeds from exercise of stock options	50	—
Net cash used in financing activities	(215)	—
Net decrease in cash and cash equivalents	(1,491)	(223)
Cash and cash equivalents, beginning of period	5,241	9,273
Cash and cash equivalents, end of period	$3,750	$9,050

Cash paid for interest	$14	$3
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2016 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Evaluation of Ability to Maintain Current Level of Operations

As of March 31, 2017, the Company has an accumulated deficit of $221.0 million.  The Company incurred a net loss of $1.9 million and used cash in operating and investing activities of $1.2 million during the first quarter of 2017. In addition, at March 31, 2017, the Company had cash and cash equivalents of $3.8 million, outstanding borrowings under its asset based lending (“ABL”) debt facility of $1.7 million, gross of debt issuance costs, and borrowing availability under the facility of $2.3 million.

Management evaluated whether the conditions above raised substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue current operations is dependent on its existing cash and working capital balances and the ability to generate sufficient cash flows from operations. The Company expects that it may need additional capital to fund its operations over the next twelve months from the date of issuance of these financial statements.  If the Company is unable to raise additional capital or obtain debt when required or on acceptable terms, the Company may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

In March 2017, the Company entered into an unsecured debt financing arrangement with Stillwater Trust LLC, a significant investor in the Company.  Under the financing agreement, the Company may borrow through June 30, 2018, up to $2 million for general working capital purposes and up to an additional $3 million should the Company’s existing lender not provide borrowing availability under its normal terms and conditions through its ABL debt facility.

Management believes its current operating plan, current working capital levels, current financial projections, and the ability to borrow under its ABL debt facility and its credit facility with its largest investor, has alleviated substantial doubt about its ability to continue as a going concern.  Accordingly, these consolidated financial statements have been prepared on the basis that the Company will continue to meet its obligations and continue its operations for the next twelve months from the date of issuance of these financial statements.

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

Revenues and Cost Recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title and risk of loss to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Product revenue is generally recognized when products are shipped to customers.

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

Recently issued accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. The guidance is required to be applied by the Company in the first quarter of 2018, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued guidance which simplifies the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, financial statement presentation of excess tax benefits or deficiencies, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.  The Company has elected to early adopt this guidance on a prospective basis as of December 31, 2016.  The adoption of the new accounting guidance did not have a material impact on the company’s financial statements.

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases).  Under the new guidance, leases previously defined as operating leases will be presented on the balance sheet. As a result, these leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s financial statements and related disclosures at the time of adoption.  Since the new guidance is effective January 1, 2019, there will be no immediate impact on the Company’s financial statements.

In November 2015, the FASB issued guidance which requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. This guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The guidance is effective for annual and interim periods beginning after December 15, 2016 and can be applied prospectively or retrospectively to adjustments with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of the new accounting guidance did not have a material impact on the Company’s financial statements.

In July 2015, the FASB issued guidance on the measurement of inventory, which requires that inventory be measured at the lower of cost or net realizable value.   The updated standard should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The adoption of the new accounting guidance did not have a material impact on the Company’s financial statements.

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

In August 2014, the FASB issued guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement was effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company has provided an assessment and related disclosures in Note 1 to the Condensed Consolidated Financial Statements.

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

The total intangible amortization expense was approximately $14 thousand for the three month periods ended March 31, 2017 and 2016, respectively.  Estimated future amortization expense as of March 31, 2017 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)
2017 (nine months remaining)	$40
2018	54
2019	32
2020	9
2021	8
Later years	32
$175

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Beginning balance	$584	$599
Warranty accruals	116	2
Warranty claims	(91)	(46)
Ending balance	$609	$555

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31
	(unaudited)
	2017	2016

Net (loss) income	$(1,999)	$14
Income allocated to participating securities	—	3
(Loss) income allocated to common shares	$(1,999)	$11

Weighted average common shares outstanding - Basic	31,628,997	29,388,104
Dilutive effect of stock options	—	249,700
Weighted average common shares outstanding - Diluted	31,628,997	29,637,804

Net (loss) income per share:
Basic	$(0.06)	$-
Diluted	$(0.06)	$-

The following table sets forth the potentially dilutive common stock equivalents for the three month periods ended March 31, 2017 and 2016 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)
Options	5,044,631	4,238,502
Warrants	3,431,449	2,600,000
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	16,021,413	14,383,835

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Accounts receivable	$3,245	$2,961
Less allowance for doubtful accounts	(127)	(127)
Accounts receivable, net	$3,118	$2,834

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$4,356	$3,619
Work in process	1,473	1,576
Finished goods	3,633	3,740
Total inventories	9,462	8,935
Less inventory reserve	(1,498)	(1,500)
Total inventories, net	$7,964	$7,435

Note 4:  Line of Credit

On December 21, 2016, the Company entered into a revolving credit facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory, (the “ABL facility”). The interest on the ABL facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL facility will automatically renew on December 31, 2019 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $228 thousand of debt issuance costs including lender and legal costs that will be amortized over the life of the ABL facility.  In accordance with recently issued accounting guidance, the revolving credit facility balance is presented net of these unamortized debt issuance costs on the accompanying Consolidated Balance Sheet.

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

 The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The

Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of March 31, 2017, we had unused borrowing availability of $2.3 million and were in compliance with all debt covenants.

For the three months ended March 31, 2017 and 2016, interest expense includes interest paid, capitalized or accrued of approximately $35 thousand and $10 thousand, respectively, on outstanding debt.

On March 24, 2017, the Company entered into an unsecured debt financing arrangement with Stillwater Trust LLC, an investor who with affiliates collectively control approximately 46% of the Company’s outstanding common stock.   Under the financing agreement, the Company may borrow, through June 30, 2018, up to $2 million for general working capital purposes and up to an additional $3 million should the Company’s lender not provide borrowing availability under its normal terms and conditions through its ABL facility.   The agreement expires and borrowings become due upon the earlier of June 30, 2020; the completion of one or a series of equity financings which raise collectively $5 million or greater of gross proceeds; or an event of default, as defined in the agreement.  Amounts borrowed under the financing agreement, once repaid, cannot be reborrowed. There were no amounts outstanding under this facility as of March 31, 2017.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2017 and 2016

(in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Cost of revenues	$9	$6
Research and development	25	28
Selling, general and administrative	180	133
Total stock compensation expense	$214	$167

At March 31, 2017, total unrecognized compensation costs related to stock options was approximately  $0.9 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.7  years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	0.71-1.47%	1.04 – 1.21%
Expected volatility	49.1 to 59.4%	51.3 to 53.5%
Expected term (in years)	3.5 to 5.0	3.5 to 4.0

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

A summary of the Company’s stock option activity for the three months ended March 31, 2017 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016 (1)	5,055,741	$3.00
Options granted (1)	210,953	2.15
Options exercised	(26,073)	1.94
Options forfeited	—
Options cancelled or expired	(195,990)	2.18
Outstanding at March 31, 2017	5,044,631	$2.97	4.01	$1,184,039
Vested or expected to vest at March 31, 2017	5,025,236	$2.97	4.00	$1,146,991
Exercisable at March 31, 2017	4,074,970	$3.07	3.60	$974,962

(1)

Includes 125,000 options granted during the fourth quarter of 2016 and 210,953 options granted in 2017 that are subject to shareholder approval of a 2017 plan at the Company’s May 25, 2017 Annual Meeting.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three months ended March 31, 2017 the aggregate intrinsic value of options exercised was $7 thousand   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of March 31, 2017 and December 31, 2015, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the three-month period ended March 31, 2017, options to purchase 26,073 shares were exercised for proceeds of $50 thousand.

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

The Company raised approximately $4.5 million in gross proceeds from the transaction, which was used for general corporate purposes.

The issuance of the New Warrants was exempt from federal and state registration requirements.  The Company has filed a resale registration statement to register the shares of the Company’s common Stock issuable upon the exercise of the New Warrants.

At March 31, 2017 there were New Warrants outstanding to purchase 2,947,949 shares of Company’s common stock at an exercise price of $2.60, which expire in February 2023.  Warrants to purchase 383,500 shares remaining from the December 2015 issuance were outstanding at March 31, 2017 at an exercise price of $2.05, which expire in June 2021.

In addition, on March 24, 2017 a warrant to purchase 100,000 shares of common stock at an exercise price of $2.25 per share, was issued in conjunction with an unsecured line of credit as described in Note 4: Line of Credit.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended March 31, 2017 and 2016 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three month periods ended March 31, 2017 and 2016 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2017, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.2 million at March 31, 2017.

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

Note 9:  Concentrations

The following is a schedule of revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
North and South America	$4,517	$4,283
Europe, Middle East, and Africa	865	2,190
Asia Pacific	687	528
Total	$6,069	$7,001

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Domestic	74%	60%
International	26%	40%

The Company purchases principally all of its silicon wafers from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2017,  one customer accounted for 23% of net revenues and there were no other single customers accounting for over 10% of net revenues.  For the three months ended March  31, 2016,  one customer accounted for 14% of net revenues.     As of March 31, 2017, one customer accounted for 28% of the Company’s consolidated accounts receivable balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

eMagin Corporation is headquartered in Hopewell Junction, NY and was incorporated in the state of Delaware in 1996.  We are the leader in OLED (organic light emitting diode) on silicon microdisplay technology, OLED microdisplay manufacturing know-how and mobile display systems. eMagin manufactures high-resolution OLED microdisplays and integrates them with magnifying optics to deliver virtual images comparable to large-screen computer and television displays in portable, low-power, lightweight personal displays. eMagin microdisplays provide near-eye imagery in a variety of products from military, industrial, medical and consumer OEMs.  We are expanding our product base to include handheld and wearable products for the consumer markets.

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

Overview

In the first quarter, we delivered display products to over 80 customers in 21 countries and performed R&D contract services for 3 customers.  Revenues and gross profit in the quarter reflected work on a major commercial contract as well as the gradual increase in U.S. military business over previous quarters with the ramp up of new military programs.  Despite the increase in product during the quarter, gross profits and margins continue to be depressed by the impact of the lower production volumes on the high fixed cost nature of the Company’s manufacturing operations.  Offsetting the impact of the lower volumes was the favorable effect of greater R&D contract services as these fixed production costs were absorbed in part by the contract services.

We continue to make progress on our multi-year yield improvement initiative as we strengthen production resources, make key supervisory and process engineering hires, and implement production equipment with the objectives of achieving greater efficiencies, lower unit costs and higher production capacity.  We believe this initiative over its life will position us to meet customer demand, provide better response time to customer orders and address the anticipated growth in the consumer products expected to be launched in the fourth quarter.

In connection with the yield improvement initiative, we made key capital acquisitions over the past several quarters.  We recently took delivery of a new metals deposition tool that will increase our uptime, yield and capacity.  In addition, we are in the final stages of completing the design specifications on a new tool used in anode patterning that will contribute to production uptime and yield improvement.

We also modified and enhanced an on-line inspection tool to increase our diagnostic capabilities and provide greater real time feedback.  By reducing the time required for some diagnoses by as much as three weeks, we will be able to identify corrective and preventive actions sooner with the expectation of significantly reducing our scrap levels.

This equipment will improve overall yields and production quantities although the implementation and calibration of the equipment may temporarily affect production volumes.  In addition, our yield improvement efforts are challenged by the increasing complexity of our product offerings and the variety of products required by our customers.

In the first quarter, we expanded the marketing and commercialization of our handheld and wearable night vision products beyond the direct-to-consumer market to encompass commercial markets including first responders and field service.  We believe that these markets, while involving a longer lead time to establish our presence and generate sales, will lead to larger customer base for our products that could provide a consistent, recurring demand for our productions.  During the first quarter we incurred expenses associated with the marketing of these products, particularly for these commercial applications, and utilized working capital to fund the buildup of inventory and pay amounts to contract manufacturers, vendors and third party logistic providers in anticipation of future sales levels.  Working capital expenditures are expected to continue in 2017, although at a lower rate than historically, along with marketing and promotional expenditures associated with the products’ release.

New Business

During the first quarter of 2017, we continued to make progress towards our goals of securing new U.S. military programs while expanding our presence in foreign military, commercial and industrial markets. We also made progress in our negotiations with multiple major consumer electronics companies about entering into strategic partnerships to develop displays for the companies’ next generation VR/AR headsets. We are pursuing what we believe to be the best path to mass production of microdisplays for the consumer segment by, first, securing partnerships with industry leaders in consumer electronics who can both help to ensure that our future products meet the needs of end users and drive demand and, second, to work with those consumer companies in partnership with mass production manufacturers to develop high volume production capabilities.

During the quarter, we achieved the following:

•

Entered into an agreement with a major consumer electronics company to design and develop a microdisplay for a VR headset application.  Work on this agreement is expected to encompass twelve to fifteen months, include a limited quantity of sample displays and promote further discussions with high volume manufacturing partners.

•

Selected as a sole source provider of OLED microdisplays for a major US Army helicopter helmet upgrade. The program will retrofit high brightness, monochrome green microdisplays into the current fielded helmet. In addition to procuring displays, the initial contract will provide funding for engineering of production tooling as eMagin will be responsible for a higher-level display, taper, and lens assembly.  With products that meet the rigorous and demanding requirements of the aviation field and an established presence in this market, we are looking to expand our customer acquisition efforts aggressively in this area

•	Continued our negotiations on a new thermal weapon sight program with a major European customer

•	Completed a requirements review with a major aviation prime contractor for an OLED upgrade to a fixed wing production helmet.

Our development work under the Defense Manufacturing, Science and Technology program progressed during the first quarter.  We have met all milestones for the Office of Secretary of Defense-sponsored program to date and expect the project to be completed before year-end 2017.   We are also in negotiation with a defense prime contractor to provide display system capabilities that will enhance the warfighting effectiveness in ground, dismounted and aviation systems.

New Technology Development

We are continuing to make progress in our development of very high brightness full-color microdisplays incorporating our proprietary direct patterning technology.  Recent improvements in the equipment and further optimization of the processes are designed to lead to brightness levels that surpass the threshold requirements for virtual and augmented reality applications.  Customized equipment modifications made during the first quarter are expected to increase throughput.  The Company is now working on increasing the brightness and lengthening the functional lifetimes for these displays.

We are employing direct patterning technology and an advanced backplane design on our new 2Kx2K display to achieve advanced features previously unavailable including brightness levels that exceed 5,000 nits.  No other OLED microdisplay on the market offers this level of brightness. To the best of our knowledge, this is the world’s highest resolution and highest brightness OLED microdisplay  available in the market today.

New Product Development

Our product development activities continue to make significant progress. A new 2Kx2K resolution OLED microdisplay was developed and further improvements were completed in the quarter. This new 2Kx2K OLED microdisplay uses eMagin’s proprietary CMOS backplane and color filter process to achieve one of the highest resolution OLED microdisplays in the market. The backplane for this display has the unique capability of achieving very high frame rates at reduced window sizes and with reduced power consumption.  The display was provided to a few select potential customers who expressed a high level of interest in incorporating this display in their systems.

Employees

At March 31, 2017 we had a total of 94 employees, of whom 91 were full-time employees, as compared to a total of 97 employees, of whom 93 were full-time employees, at December 31, 2016.

A detailed discussion of our business and operations may be found in Part I, “Business,” of our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, and as filed with the Securities and Exchange Commission on March 28, 2017.

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

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make  any changes to the valuation allowance.  As of March 31, 2017,  we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE ENDED, MARCH 31, 2016

Revenues

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)

Product	$4,381	$5,295	$(914)
Contract	$1,688	$706	$982
License	$—	$1,000	$(1,000)
Total revenue, net	$6,069	$7,001	$(932)

Revenues for the three months ended March 31, 2017 were $6.1 million,  as compared to approximately $7.0 million for the three months ended March 31, 2016.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.   For the three months ended March 31, 2017, product revenue decreased by $0.9 million, as compared to the three months ended March 31, 2016.  The decrease in display revenues in the first quarter of 2017 was primarily due to lower demand from maturing military programs, and a larger proportion of sales of displays with a lower average unit price, partially offset by lower product returns experienced during the 2016 periods.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three months ended March 31, 2017, contract revenue increased by $1.0 million, as compared to the three months ended March 31, 2016, primarily due to the addition of commercial R&D contracts with several major consumer electronics companies.

License revenue for the three months ended March 31, 2017 was comprised of revenue from a $1.0 million non-exclusive intellectual property license for our virtual reality headset technology. We expect that the licensee will use our  2K x 2K pixel full-color displays in their headsets upon their successful development, and produced engineering samples of our 2K x 2K pixel full-color displays in the fourth quarter of 2016.

Cost of Revenues

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)

Product	$3,458	$3,287	$171
Contract	$793	$379	$414
License	$—	$—	$—
Total cost of revenues	$4,251	$3,666	$585

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of research and related deliverables under contracts.  Total cost of revenues for the three months ended March 31, 2017 decreased by $0.6 million, as compared to three months ended March 31, 2016.   Total cost of revenues as a percentage of revenues was 70% and 52%, respectively, for the three month periods ended March 31, 2017 and 2016, respectively. Revenues for the three months ended March 31, 2016 included $1.0 million of license revenue that had no associated cost of revenues.

The following table outlines product, contract and license total gross profit and related gross margins for the three month periods ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Product revenues gross profit	$923	$2,008
Product revenues gross margin	21%	38%
Contract revenues gross profit	$895	$327
Contract revenues gross margin	53%	46%
License revenues gross profit	$—	$1,000
License revenues gross margin	—%	—%
Total gross profit	$1,818	$3,335
Total gross margin	30%	48%

Total gross profit is a function of revenues less cost of revenues.  The total gross profit for the three months ended March 31, 2017 decreased $1.5 million, as compared to the three months ended March 31, 2016 primarily reflecting $1.0 million in license revenue that had no associated current year’s cost recognized in the first quarter of 2016.    For the three months ended March 31, 2017, the total gross margin of 30% as compared to 48% for the prior year period primarily reflecting favorable impact of the $1.0 million of license revenue in the first quarter of 2016.

The product gross profit for the three months ended March 31, 2017, decreased $1.1 million as compared to the three months ended March 31, 2016.   Product gross margins of 21% for the three months ended March 31, 2017 decreased from 38% in the prior year period due to lower revenue in the current period and the favorable impacts of higher production volume in the first quarter of 2016.

For the three months ended March 31, 2016, contract gross profit was $0.9 million as compared to $0.3 for the comparable 2016 period.  Increased contracts gross profit in the first quarter of 2017 was due a higher proportion of commercial contract work performed in the current period and to changes in the nature of both the individual contracts and the work completed during each quarterly period.

Operating Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(unaudited)
	($ in thousands)
Research and development expense	$1,334	$1,303	$31
Percentage of net revenue	22%	19%
Selling, general and administrative expense	$2,463	$2,010	$453
Percentage of net revenue	41%	29%
Total operating expenses	$3,797	$3,313	$484
Percentage of net revenue	63%	47%

Research and Development.  R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  Increases in R&D expenses on a percentage basis for the three months ended March 31, 2017 compared to the prior year periods were primarily due to the work performed on the Company’s direct patterning technology including product development and process development associated with the manufacture of the direct patterned displays.

Selling, General and Administrative.   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three months ended March 31, 2017 increased $0.5 million as compared to the comparable prior year period.

The increase in SG&A for the three months ended March 31, 2017 over the prior year period was primarily due to higher spending on professional services, including legal expenses, associated with our negotiations with prospective consumer electronics and volume manufacturing partners including structuring arrangements and drafting various agreements.  The administrative expense increase is also due to higher stock-based compensation costs in the 2017 period, travel expenses and marketing and promotional expenses related to our night vision consumer product activities.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on cash balances and interest expense.  Other expense, net for the three months ended March 31, 2017, of $20 thousand as compared to $8 thousand in the first quarter of 2016, reflected increased interest expense on borrowings outstanding during the 2017 period.

Liquidity and Capital Resources

For the first quarter of 2017, we had a net loss of $1.9 million and used $1.3 million in operating and investing activities.

Cash flow used in operating activities during the three months ended March 31, 2017 was $0.6 million, attributable to net loss of $2.0 million partially offset by a net change in operating assets and liabilities of $0.7 million and non-cash expenses of $.7 million. Cash flow used in operating activities during the three months ended March 31, 2016 was $0.1 million.

Cash used in investing activities during the nine months ended March 31, 2017 was $0.7 million related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of March 31, 2017, we had outstanding commitments to purchase approximately $0.6 million in capital expenditures, and expect to make additional capital expenditures during the 2017 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the three months ended March 31, 2016 was $0.1 million for equipment purchases.

Cash used by financing activities during the three months ended March 31, 2017 of $0.2 million included net repayments under our credit facility of $253 thousand partially offset by $50 thousand from exercise of stock options.  There were no financing activities during the prior year period.

Should the Company not be able to reach its anticipated level of profitability and cash flows over the next twelve months, it may be necessary to take actions to maintain its current levels of operations including; additional borrowings under its credit facilities, raising capital though issuance of equity, and implementing cost reductions or restructuring activities.  As of March 31, 2017, we had cash and working capital of $3.8 million and $9.1 million, respectively, borrowing availability under the ABL facility of $2.3 million, and additional borrowing availability under an unsecured financing agreement of up to $5.0 million

Warrant Transaction

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2017, the Company entered into an unsecured debt financing arrangement with Stillwater Trust LLC, an investor who with affiliates collectively control approximately 46% of the Company’s outstanding common stock.    In connection with the financing commitment, we issued a warrant to purchase 100,000 shares of common stock to this investor at an exercise price of $2.25 per share, the closing market price of the Company’s common stock on the date the arrangement was executed.

The issuance of the warrants was exempt from registration under section 4 (a) (2) of the Securities Act of 1933, as amended.

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

eMAGIN CORPORATION

Date: May 11, 2017	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: May 11, 2017	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer