Form 10-Q
period 2017-06-30
EMAGIN CORP
filed 2017-08-10
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

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

The number of shares of common stock outstanding as of July 31,  2017 was 34,972,580.

eMagin Corporation

Form 10-Q

For the Quarter ended June 30, 2017

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

In particular, forward-looking statements in this Report include statements about:

•	Our ability to successfully develop and market our products to customers;
•	Our ability to generate and satisfy customer demand for our products in our target markets;
•	The development of our target markets and market opportunities, including our planned entry in the consumer and commercial markets for our night vision products;
•	Our potential exposure to product liability claims; our ability to manufacture suitable products at competitive cost;
•	Our ability to successfully launch new equipment on our manufacturing line;
•	Market pricing for our products and for competing product; the extent of increasing competition;
•	Technological developments in our target markets and the development of alternate; competing technologies in them;
•	Our anticipated cash needs and our estimates regarding our capital requirements; and
•	Our needs for additional financing, as well as our ability to obtain such financing on reasonable terms.

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

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,869	$5,241
Accounts receivable, net	3,110	2,834
Unbilled accounts receivable	850	1,401
Inventories	8,973	7,435
Prepaid expenses and other current assets	1,302	1,040
Total current assets	19,104	17,951
Equipment, furniture and leasehold improvements, net	9,045	8,980
Intangibles and other assets	462	282
Total assets	$28,611	$27,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,680	$1,432
Accrued compensation	1,721	1,528
Revolving credit facility, net	—	1,689
Other accrued expenses	973	1,069
Deferred Revenue	1,231	445
Other current liabilities	591	590
Total current liabilities	6,196	6,753

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 35,114,655 shares as of June 30, 2017 and 31,788,582 shares as of December 31, 2016	35	32
Additional paid-in capital	246,136	239,915
Accumulated deficit	(223,256)	(218,987)
Treasury stock, 162,066 shares as of June 30, 2017 and December 31, 2016	(500)	(500)
Total shareholders’ equity	22,415	20,460
Total liabilities and shareholders’ equity	$28,611	$27,213

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:

Product	$4,655	$4,781	$9,036	$10,076
Contract	605	752	2,293	1,458
License	—	—	—	1,000
Total revenues, net	5,260	5,533	11,329	12,534

Cost of revenues:

Product	3,658	3,807	7,116	7,094
Contract	353	391	1,146	770
License	—	—	—	—
Total cost of revenues	4,011	4,198	8,262	7,864

Gross profit	1,249	1,335	3,067	4,670

Operating expenses:

Research and development	1,177	1,499	2,511	2,802
Selling, general and administrative	2,153	1,993	4,616	4,003
Total operating expenses	3,330	3,492	7,127	6,805

Loss from operations	(2,081)	(2,157)	(4,060)	(2,135)

Other income (expense):
Interest expense, net	(188)	(10)	(223)	(20)
Other income, net	(1)	3	14	5
Total other income (expense), net	(189)	(7)	(209)	(15)
Loss before provision for income taxes	(2,270)	(2,164)	(4,269)	(2,150)
Provision for income taxes	—	—	—	—

Net loss	$(2,270)	$(2,164)	$(4,269)	$(2,150)

Loss per share, basic	$(0.07)	$(0.07)	$(0.13)	$(0.07)
Loss per share, diluted	$(0.07)	$(0.07)	$(0.13)	$(0.07)

Weighted average number of shares outstanding:

Basic	33,019,478	29,388,104	32,320,527	29,388,104

Diluted	33,019,478	29,388,104	32,320,527	29,388,104

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,269)	$(2,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,205	814
Increase (reduction) in inventory reserve	77	(171)
Stock-based compensation	330	260
Loss on sale of asset	—	1
Changes in operating assets and liabilities:
Accounts receivable	(276)	53
Unbilled accounts receivable	551	62
Inventories	(1,615)	(1,200)
Prepaid expenses and other current assets	(262)	(217)
Deferred Revenues	786	7
Accounts payable, accrued expenses, and other current liabilities	222	(169)
Net cash used in operating activities	(3,251)	(2,710)
Cash flows from investing activities:
Purchase of equipment	(1,005)	(463)
Net cash used in investing activities	(1,005)	(463)
Cash flows from financing activities:
Expenses from warrant exercise, net	(12)	—
Repayments under revolving line of credit, net	(1,852)	—
Proceeds from public offering, net	5,837	—
Payment of debt issuance costs	(158)
Proceeds from exercise of stock options	69	—
Net cash provided by financing activities	3,884	—
Net decrease in cash and cash equivalents	(372)	(3,173)
Cash and cash equivalents, beginning of period	5,241	9,273
Cash and cash equivalents, end of period	$4,869	$6,100

Cash paid for interest	$65	$6
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2016 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Evaluation of Ability to Maintain Current Level of Operations

As of June  30, 2017, the Company has an accumulated deficit of $223.0 million.  The Company incurred a net loss of $4.3 million and used cash in operating and investing activities of $3.6 million during the first half of 2017. In addition, at June 30, 2017, the Company had cash and cash equivalents of $4.9 million, no outstanding borrowings under its asset based lending (“ABL”) debt facility, and borrowing availability under the facility of $3.8 million.

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

In March 2017, the Company entered into an unsecured debt financing arrangement with Stillwater Trust LLC, a significant investor in the Company.  Under the financing agreement, the Company may borrow through June 30, 2018, up to $2 million for general working capital purposes and up to an additional $3 million should the Company’s existing lender not provide borrowing availability under its normal terms and conditions through its ABL debt facility.  In accordance with the terms of the unsecured debt financing agreement, this arrangement expired on May 24, 2017, upon the completion of an equity offering.

On May 24, 2017, the Company completed an underwritten offering of 3,300,000 shares of its common stock and warrants to purchase up to 1,650,000 shares of common stock and realized net proceeds of $5.8 million dollars after underwriting discounts and offering expenses.

Management believes its current operating plan, current working capital levels including proceeds from its May public offering, current financial projections, and the ability to borrow under its ABL debt facility, has alleviated substantial doubt about its ability to continue as a going concern.  Accordingly, these consolidated financial statements have been prepared on the basis that the Company will continue to meet its obligations and continue its operations for the next twelve months from the date of issuance of these financial statements.

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

Recently issued accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. The guidance is required to be applied by the Company in the first quarter of 2018, although early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued guidance which simplifies the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, financial statement presentation of excess tax benefits or deficiencies, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.  The Company elected to early adopt this guidance on a prospective basis as of December 31, 2016.  The adoption of the new accounting guidance did not have a material impact on the company’s financial statements.

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases).  Under the new guidance, leases previously defined as operating leases will be presented on the balance sheet. As a result, these leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest). As such, the Company expects the new guidance will impact the asset and liability balances of the Company’s financial statements and related disclosures at the time of adoption.  The new guidance is effective January 1, 2019.

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

In July 2015, the FASB issued guidance on the measurement of inventory, which requires that inventory be measured at the lower of cost or net realizable value.   The updated standard was adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The adoption of the new accounting guidance did not have a material impact on the Company’s financial statements.

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

In August 2014, the FASB issued guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern; and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement was effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company has provided an assessment and related disclosures in Note 1 to the Condensed Consolidated Financial Statements.

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, although not before the original effective date of December 15, 2016.  The Company expects the updated standard to become effective for it in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements.

Unbilled Accounts Receivable

Unbilled accounts receivable represents contract revenue recognized but not yet invoiced due to contract terms or the timing of the accounting invoicing cycle.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

The total intangible amortization expense was approximately $14 thousand and $27 thousand for the three and six month periods ended June 30, 2017 and 2016, respectively.  Estimated future amortization expense as of June 30, 2017 is as follows (in thousands):

Fiscal Years ending December 31,	Total Amortization
(unaudited)
2017 (six months remaining)	$27
2018	54
2019	32
2020	9
2021	8
Later years	32
$162

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Beginning balance	$609	$555	$584	$599
Warranty accruals	19	105	135	108
Warranty claims	(39)	(120)	(130)	(167)
Ending balance	$589	$540	$589	$540

Net Loss per Common Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30		June 30
	(unaudited)		(unaudited)
	2017		2016

Net loss	$(2,270)	$(2,164)	$(4,269)	$(2,150)
Income allocated to participating securities	—	—	—	—
Loss allocated to common shares	$(2,270)	$(2,164)	$(4,269)	$(2,150)

Weighted average common shares outstanding - Basic	33,019,478	29,388,104	32,320,527	29,388,104
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding - Diluted	33,019,478	29,388,104	32,320,527	29,388,104

Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.13)	$(0.07)
Diluted	$(0.07)	$(0.07)	$(0.13)	$(0.07)

The following table sets forth the potentially dilutive common stock equivalents for the three and six month periods ended June, 2017 and 2016 that were not included in diluted EPS as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Options	4,864,898	3,966,089	4,864,898	3,966,089
Warrants	5,081,449	2,600,000	5,081,449	2,600,000
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	17,491,680	14,111,422	17,491,680	14,111,422

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Accounts receivable	$3,237	$2,961
Less allowance for doubtful accounts	(127)	(127)
Accounts receivable, net	$3,110	$2,834

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$4,496	$3,619
Work in process	1,337	1,576
Finished goods	4,717	3,740
Total inventories	10,550	8,935
Less inventory reserve	(1,577)	(1,500)
Total inventories, net	$8,973	$7,435

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

 The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The

Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of June 30, 2017, we had unused borrowing availability of $3.8 million and were in compliance with all debt covenants.

For the three and six months ended June 30, 2017, interest expense includes interest paid, capitalized or accrued of $33 thousand and $66 thousand, respectively, on outstanding debt.   Interest expense for the three months and six months ended June 30, 2017, also includes the write off of $158 of capitalized debt issuance costs associated with the expiration of the unsecured debt financing agreement.

On March 24, 2017, the Company entered into an unsecured debt financing arrangement with Stillwater Trust LLC, an investor who, with affiliates, collectively control approximately 46% of the Company’s outstanding common stock.   Under the financing agreement, the Company may borrow, through June 30, 2018, up to $2 million for general working capital purposes and up to an additional $3 million should the Company’s lender not provide borrowing availability under its normal terms and conditions through its ABL facility.   The agreement expires and borrowings become due upon the earlier of June 30, 2020; the completion of one or a series of equity financings which raise collectively $5 million or greater of gross proceeds; or an event of default, as defined in the agreement.  Amounts borrowed under the financing agreement, once repaid, cannot be reborrowed. In accordance with the terms of the agreement, this arrangement expired on May 24, 2017, upon the completion of an equity offering. Upon termination of this facility, the Company wrote off $158 thousand of related debt issuance costs, and recorded a charge to interest expense in the second quarter of 2017.

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

.

Note 5:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenues	$3	$3	$12	$10
Research and development	24	5	49	33
Selling, general and administrative	89	85	269	217
Total stock compensation expense	$116	$93	$330	$260

At June 30, 2017, total unrecognized compensation costs related to stock options was approximately  $0.8 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3.1  years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Six Months Ended, June 30
	2017	2016
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	0.71-1.47%	0.71-1.01%
Expected volatility	49.1 to 59.4%	51.3 to 53.5%
Expected term (in years)	3.5 to 5.0	3.5 to 5.0

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

A summary of the Company’s stock option activity for the six months ended June 30, 2017 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,055,741	$3.00
Options granted (1)	210,953	2.15
Options exercised	(46,073)	1.52
Options forfeited	(50,001)	2.05
Options cancelled or expired	(305,722)	2.82
Outstanding at June 30, 2017	4,864,898	$2.99	4.10	$1,305,211
Vested or expected to vest at June 30, 2017	4,847,750	$2.99	4.10	$1,304,909
Exercisable at June 30, 2017	4,007,561	$3.07	3.78	$1,290,087

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the six months ended June 30, 2017 the aggregate intrinsic value of options exercised was $35 thousand   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of June 30, 2017 and December 31, 2016, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the six-month period ended June 30, 2017, options to purchase 46,073 shares were exercised for proceeds of $69 thousand.

Underwritten Public Offering

On May 24, 2017, the Company completed an underwritten offering of 3,300,000 shares of its common stock at an offering price of $2.00 and warrants to purchase up to 1,650,000 shares of common stock and realized net proceeds of $5.8 million dollars after underwriting discounts and offering expenses.   The shares and warrants were purchased by a single institutional investor and by Stillwater, LLC, an affiliate.  The Warrants have an exercise price of $2.45 per common share and a term of five years.

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

At June 30, 2017 there were New Warrants outstanding to purchase 2,947,949 shares of Company’s common stock at an exercise price of $2.60, which expire in February 2023.  Warrants to purchase 383,500 shares remaining from the December 2015 issuance were outstanding at June 30, 2017 at an exercise price of $2.05, which expire in June 2021.

In addition, on March 24, 2017 a warrant to purchase 100,000 shares of common stock at an exercise price of $2.25 per share, was issued in conjunction with an unsecured line of credit as described in Note 4: Line of Credit.

On May 24, 2017, as described above, the Company issued warrants to purchase up to 1,650,000 shares of common stock at an exercise price of $2.45 in conjunction with a public offering.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended June 30, 2017 and 2016 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three month periods ended June 30, 2017 and 2016 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2017, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.1 million at June 30, 2017.

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

Note 9:  Concentrations

The following is a schedule of revenues by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
North and South America	$2,919	$2,890	$7,287	$7,173
Europe, Middle East, and Africa	1,730	2,149	2,744	4,336
Asia Pacific	611	494	1,298	1,025
Total	$5,260	$5,533	$11,329	$12,534

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Domestic	55%	52%	64%	66%
International	45%	48%	36%	34%

The Company purchases principally all of its silicon wafers from two suppliers located in Taiwan and Korea.

For the six months ended June 30, 2017,  one customer accounted for 14% of net revenues and there were no other single customers accounting for over 10% of net revenues.  For the three months ended June 30, 2017,  there were no single customers accounting for over 10% of net revenues.     As of June 30, 2017, one customer accounted for 13% of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable customer.

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

Our common stock is traded on the NYSE:American Market under the symbol EMAN.

Overview

In the second quarter, we delivered display products to over 100 customers in 26 countries and performed R&D contract services for 5 customers.  Revenues and gross profit in the quarter reflected work on a major commercial contract as well as the gradual increase in U.S. military business over previous quarters with the ramp up of new military programs.  Despite the increase over previous quarters, gross profits and margins continue to be depressed by the impact of lower production volumes on the high fixed cost nature of the Company’s manufacturing operations.  Offsetting the impact of the lower volumes was the favorable effect of greater R&D contract services as these fixed production costs were absorbed in part by the contract services.

We continue to progress on our multi-year yield improvement initiative as we strengthen production resources, make key supervisory and process engineering hires, and implement production equipment with the objectives of achieving greater efficiencies, lower unit costs and higher production capacity.  We believe this initiative over its life will position us to meet customer demand, provide better response time to customer orders and address the anticipated growth in the consumer products expected to be launched in the fourth quarter.

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

In the first half of 2017, we expanded the marketing and commercialization of our handheld and wearable night vision products beyond the direct-to-consumer market to encompass commercial markets including first responders and field service.  We believe that these markets, while involving a longer lead time to establish our presence and generate sales, will lead to larger customer base for our products that could provide a consistent, recurring demand for our production.  During the first half of 2017 we incurred expenses associated with the marketing of these products, particularly for these commercial applications, and utilized working capital to fund the buildup of inventory and pay amounts to contract manufacturers, vendors and third party logistic providers in anticipation of future sales levels.  Working capital expenditures are expected to continue in 2017, although at a lower rate than previously, along with marketing and promotional expenditures associated with the products’ release, as we continue to assess the sales potential of these markets.

New Business

During the second quarter of 2017 we devoted significant efforts and made progress in our negotiations with multiple major consumer electronics companies about entering into strategic partnerships to develop displays for the companies’ next generation VR/AR headsets. We are pursuing what we believe to be the best path to mass production of microdisplays for the consumer segment by, first, securing partnerships with industry leaders in consumer electronics who can both help to ensure that our future products meet the needs of end users and drive demand and, second, to work with those consumer companies in partnership with mass production manufacturers to develop high volume production capabilities.

In concert with these efforts, we achieved the following:

•

Commenced work with a major consumer electronics company to design and develop a microdisplay for a VR headset application.  Work on this program is expected to encompass twelve to fifteen months, and will production of a limited quantity of sample displays.  Additionally, we are in discussions with foundries to provide high volume manufacturing capability.

•	Advanced our negotiations with multiple major consumer electronics companies on new display designs and development of R&D and low rate production capabilities for VR/AR products.
•

Progressed discussions with multiple mass production partners in parallel with our consumer partner efforts.  Consumer partner interest and success has heightened mass production partners’ interest in our direct patterning technology.

During the quarter, we continued to make progress towards our goals of securing new U.S. military programs while expanding our presence in foreign military, commercial and industrial markets.  Among our accomplishments are the following:

•	Booked a $1 million order for a new thermal weapon sight program with a major European customer.
•

Procured tooling and delivered the initial OLED display, taper, and lens assemblies to the prime contractor for integration and testing pursuant to our first quarter 2017 selection as a sole source provider of OLED microdisplays for a major US Army helicopter helmet upgrade program.  The program will retrofit high brightness, monochrome green microdisplays into the current fielded helmet. In addition to procuring displays, the initial contract provided funding for engineering of production tooling as eMagin will be responsible for a higher-level display, taper, and lens assembly.  With products that meet the rigorous and demanding requirements of the aviation field and an established presence in this market, we are looking to expand our customer acquisition efforts aggressively in this area.

•

After completion of a Q1 2017 requirements review with a major aviation prime contractor for an OLED upgrade to a fixed wing production helmet, the program continues on schedule with the Preliminary Design Review scheduled for 3Q 2017. Initial display prototypes are expected to be delivered in 4Q 2017.

•	Delivered first 2Kx2K display to a defense contractor for integration into a new HMD prototype.
•

Delivered high brightness displays to an additional defense contractor for the US Army Soldier Visual Interface Technology (SVIT) program. This key program will improve the situational awareness, lethality and survivability of the dismounted warrior and the eMagin OLED display is integral in providing the technological path for future military head mounted display systems.

Further to our military efforts, our development work under the Defense Manufacturing, Science and Technology (DMS&T) program progressed during the second quarter.  We continue to meet our milestones for the Office of Secretary of Defense-sponsored program and expect the project to be completed before year-end 2017.  Collaborating with a defense contractor, we expect to receive funding in 3Q to continue development of supporting hardware for use with displays developed via the DMS&T program. Combined efforts of the defense team will accelerate prototype development and ultimately enhance the warfighting effectiveness in ground, dismounted and aviation systems.

New Technology Development

We are continuing to make progress in our development of very high brightness full-color microdisplays incorporating our proprietary direct patterning technology.  Recent improvements in the equipment and further optimization of the processes made it possible for us to deliver engineering samples to several of our current and potential consumer and military customers of this high brightness display.    The Company continues to work on further increasing the brightness and lengthening the functional lifetimes for these displays

We have employed direct patterning technology together with an advanced backplane design on our new 2Kx2K display to achieve advanced features previously unavailable with brightness levels that exceed 5,000 nits.  No other OLED microdisplay on the market offers this level of brightness and performance. To the best of our knowledge, this is the world’s highest resolution and highest brightness OLED microdisplay available in the market today. This 2Kx2K display was demonstrated at the Display Week conference of Society for Information Display (SID) held in May 2017, in Los Angeles. The display was well received by the participants of this conference representing a world wide community of display and related applications manufacturers and users.  The development and demonstration of our direct patterning technology, which uniquely meets the requirement of next generation AR/VR, has driven strong growth in our consumer partner pipeline and accelerated discussions with mass production partners.

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

We are working with a consumer electronics company on a new microdisplay architecture and packaging concept that will meet the requirements of VR.  In concert with this we are in negotiations with a foundry for the design and development of the display for high volume manufacture.

Employees

At June  30, 2017 we had a total of 93 employees, of whom 90 were full-time employees, as compared to a total of 97 employees, of whom 93 were full-time employees, at December 31, 2016.

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

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make  any changes to the valuation allowance.  As of June 30, 2017,  we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE AND SIX MONTHS ENDED, JUNE 30, 2016

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
				(in thousands)
Product	$4,655	$4,781	$(126)	$9,036	$10,076	$(1,040)
Contract	$605	$752	$(147)	$2,293	$1,458	$835
License	$—	$—	$—	$—	$1,000	$(1,000)
Total revenue, net	$5,260	$5,533	$(273)	$11,329	$12,534	$(1,205)

Revenues for the three and six months ended June 30, 2017 were $5.3 million and $11.3 million respectively,  as compared to $5.5 million and $12.5 million for the three and six months ended June 30, 2016.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.   For the three and six months ended June 30, 2017, product revenue decreased by $0.1 million and $1.0 million respectively, as compared to the three and six months ended June 30, 2016.  The decrease in display revenues in the second quarter of 2017 and the year to date period was primarily due to lower demand from maturing military programs, and a larger proportion of sales of displays with lower average unit prices.  The 2017 product revenue for the three and six months’ periods was favorably impacted by the sale of $0.3 million of newly developed displays supported by R&D efforts.

Contract revenue is comprised of revenue from research and development (“R&D”) or non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2017, contract revenue decreased by $0.1 million and increased by $0.8 million, respectively,  as compared to the three and six months ended June 30, 2016, primarily due to the addition of commercial R&D contracts with several major consumer electronics companies.

License revenue for the six months ended June 30, 2016 was comprised of revenue from a $1.0 million non-exclusive intellectual property license for our virtual reality headset technology. We produced engineering samples of our 2Kx2K pixel full-color displays in the fourth quarter of 2016 and expect that the licensee will use our 2Kx2K pixel full-color displays in their headsets upon their successful development.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
				(in thousands)
Product	$3,658	$3,807	$(149)	$7,116	$7,094	$22
Contract	$353	$391	$(38)	$1,146	$770	$376
License	$—	$—	$—	$-	$-	$-
Total cost of revenues	$4,011	$4,198	$(187)	$8,262	$7,864	$398

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of research and related deliverables under contracts.  Total cost of revenues for the three and six months ended June 30, 2017 decreased by $0.2 million and increased by  $0.4 million, respectively, as compared to three and six months ended June 30, 2016.   Total cost of revenues as a percentage of revenues was 76% and 73%, respectively, for the three and six month periods ended June 30, 2017, respectively as compared to 76% and 63% for the three and six month periods ended June 30, 2016. Revenues for the six months ended June 30, 2016 included $1.0 million of license revenue that had no associated cost of revenues.

The following table outlines product, contract and license total gross profit and related gross margins for the three and six month periods ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)
Product revenues gross profit	$997	$974	$1,920	$2,982
Product revenues gross margin	21%	20%	21%	30%
Contract revenues gross profit	$252	$361	$1,147	$688
Contract revenues gross margin	42%	48%	50%	47%
License revenues gross profit	$—	$—	$—	$1,000
License revenues gross margin	—%	—%	—%	8%
Total gross profit	$1,249	$1,335	$3,067	$4,670
Total gross margin	24%	24%	27%	37%

Total gross profit is a function of revenues less cost of revenues.  The total gross profit for the three and six months ended June 30, 2017 decreased $0.1 million and $1.6 million, respectively, as compared to the three and six months ended June 30, 2016 primarily reflecting a decrease in product revenue gross profit in the six month period.  The total gross margin of 24% for the three months ended June 30, 2017 was comparable to the prior year period.   The gross margin of 27% for the six months ended June 30, 2017 as compared to 37% for the prior year period primarily reflects the favorable impact of the $1.0 million of license revenue in the first quarter of 2016.

The product gross profit and gross margins for the three months ended June 30, 2017 were comparable to the prior year period.  The product gross profit for the six months ended June 30, 2017, decreased $1.1 million as compared to the prior year period.   Product gross margins of 21% for the six months ended June 30, 2017 decreased from 30% in the prior year period due to lower average selling prices in the current period and the favorable impacts of higher production volume in the first half of 2016.

For the three months ended June 30, 2017, contract revenue gross profit of $0.3 million was comparable to $0.4 million for three months ended June 30, 2016.  Contract revenue gross profit of $1.1 million and gross margin of 50% for the six months ended June 30, 2017 increased from $0.7 million and 47% in the comparable prior year period.      Increased contract revenue gross profit in the first half of 2017 was due a higher proportion of commercial contract work performed in the current period and to changes in the nature of both the individual contracts and the work completed during each period.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited)			(unaudited)
	($ in thousands)			($ in thousands)
Research and development expense	$1,177	$1,499	$(322)	$2,511	$2,802	$(291)
Percentage of net revenue	22%	27%		22%	22%
Selling, general and administrative expense	$2,153	$1,993	$160	$4,616	$4,003	$613
Percentage of net revenue	41%	36%		41%	32%
Total operating expenses	$3,330	$3,492	$(162)	$7,127	$6,805	$322
Percentage of net revenue	63%	63%		63%	54%

Research and Development.  R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses decreased on a percentage basis for the three months ended June 30, 2017, and were comparable on a percentage basis for the six months ended June 30, 2017 as compared to the prior year periods.   R&D costs in the current year reflected a decrease in consumer product R&D partially offset by the work performed on the Company’s direct patterning technology including product development and process development associated with the manufacture of the direct patterned displays.

Selling, General and Administrative.   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three and six months ended June 30, 2017, increased $0.2 million and $0.6 million, respectively compared to the comparable prior year periods.

The increase in SG&A for the three and six months ended June 30, 2017 over the prior year periods was largely due to higher spending on professional services, legal, and travel expenses associated with our negotiations with prospective consumer electronics and volume manufacturing partners, and promotional expenses related to our night vision consumer product activities.  The administrative expense increase is also due to higher stock-based compensation costs in the 2017 periods.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on cash balances and interest expense.  Other expense, net for the three and six months ended June 30, 2017, of $189 thousand and  $209 thousand, respectively, reflects the write off of $158 thousand of Stillwater related debt issuance costs in May 2017 upon the termination of this facility.

Liquidity and Capital Resources

For the first six months of 2017, we had a net loss of $4.3 million and used $3.6 million in operating and investing activities.

Cash flow used in operating activities during the six months ended June 30, 2017 was $3.6 million, attributable to net loss of $4.3 million partially offset by a net change in operating assets and liabilities of $0.7 million and non-cash expenses of $1.3 million. Cash flow used in operating activities during the six months ended June 30, 2016 was $2.7 million.

Cash used in investing activities during the six months ended June 30, 2017 was $1.0 million related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of June 30, 2017, we had outstanding commitments to purchase approximately $0.1 million in capital expenditures, and expect to make additional capital expenditures during 2017 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the six months ended June 30, 2016 was $0.5 million for equipment purchases.

Cash provided by financing activities during the six months ended June 30, 2017 of $4.2 million included net repayments under our credit facility of $1.7 million partially offset by $69 thousand from the exercise of stock options, and proceeds of $5.8 million from a public offering.  There were no financing activities during the prior year period.

Should the Company not be able to reach its anticipated level of profitability and cash flows over the next twelve months, it may be necessary to take actions to maintain its current levels of operations including; additional borrowings under its credit facilities, raising capital though issuance of equity, and implementing cost reductions or restructuring activities.  As of June 30, 2017, we had cash and working capital of $4.9 million and $12.9 million, respectively, and borrowing availability under the ABL facility of $3.8 million.

Underwritten Public Offering

On May 24, 2017, we completed an underwritten offering of 3,300,000 shares of its common stock at an offering price of $2.00 and warrants to purchase up to 1,650,000 shares of common stock and realized net proceeds of $5.8 million dollars after underwriting discounts and offering expenses.   The shares and warrants were purchased by a single institutional investor and by Stillwater, LLC, an affiliate.  The Warrants have an exercise price of $2.45 per common share and a term of five years.

The underlying shares of common stock and warrants issued in this offering completed the allotment of shares allowable for issuance pursuant to a shelf registration statement filed in 2014.  In June 2017, we filed a replacement shelf registration statement that will provide us with the flexibility to raise capital over the next three years from the offering of common stock, preferred stock, warrants, units and debt securities, or any combination of these securities, in one or more future offerings.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.    The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of June 30, 2017, we had no borrowings outstanding under the Financing Agreement and had unused borrowing availability of $3.8 million.  We were in compliance with all debt covenants.

Unsecured financing arrangement

On March 24, 2017, we entered into an unsecured debt financing arrangement with Stillwater Trust LLC, an investor who with affiliates collectively control approximately 46% of our outstanding common stock.   Under the financing agreement, we may borrow, through June 30, 2018, up to $2 million for general working capital purposes and up to an additional $3 million should our lender not provide borrowing availability under its normal terms and conditions through its ABL facility.   The agreement expires and borrowings become due upon the earlier of June 30, 2020; the completion of one or a series of equity financings which raise collectively $5 million or greater; or an event of default, as defined in the agreement.  Amounts borrowed under the financing agreement, once repaid, cannot be reborrowed. In accordance with the terms of the agreement, this arrangement expired on May 24, 2017, upon the completion of an equity offering.  Upon termination of this facility, the Company wrote off $158 thousand of related debt issuance costs, and recorded a charge to interest expense in the second quarter of 2017.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 24, 2017 this unsecured debt financing agreement was terminated upon the closing a public offering as required by the terms of the related agreement.

Use of Proceeds from Registered Securities:

On May 24, 2017,  the Company issued and sold 3,300,000 shares of its common stock, together with warrants to purchase up to 1,650,000 shares of Company common stock at an exercise price of $2.45 per share. The shares issued and sold in this offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-19672), which was declared effective by the SEC on June 25, 2014.   Rodman & Renshaw, a unit of H.C. Wainright & Co acted as sole book-running managers of the offering and Craig-Hallum Capital Group LLC acted as a financial advisor.  The offering closed in May 24, 2017 and all shares and warrants were sold to a single institutional investor and Stillwater, LLC, an affiliate.

The net proceeds to the Company, after deducting underwriting discounts and commissions of $396,000 and offering expenses, was approximately $5.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

We are holding a significant portion of the balance of the net proceeds from the offering in an interest-bearing U.S. Government  money market account.    There has been no material change in our planned use of the net proceeds from what was described in our Prospectus that forms a part of our Registration Statement on Form S-3 (File No. 333-19672), which was filed with the SEC on May 19, 2017, pursuant to Rule 424(b)(4) under the Securities Act.

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

eMAGIN CORPORATION

Date: August 10, 2017	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: August 10, 2017	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer