Form 10-K/A
period 2016-12-31
EMAGIN CORP
filed 2017-09-01
CIK 1046995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☑	Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes  ☐    No ☑

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE American of $2.45 was approximately $64.0 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of August 29, 2017 was 34,972,580.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

eMagin Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), filed with the Securities and Exchange Commission on March 29, 2017, in order to provide a revised Report of Independent Registered Public Accounting Firm (the “Revised Report”) clarifying that the Company’s Independent Registered Public Accounting Firm conducted its audit of the Company’s audited financial statements for the year ended December 31, 2016, which were included in the 2016 Form 10-K, in accordance with the “standards of the Public Company Accounting Oversight Board (United States).”

This Amendment is solely limited to providing the Revised Report. No other information in the 2016 Form 10-K is amended hereby and the Amendment does not in any other way amend or restate the Company’s previously reported financial statements included in the 2016 Form 10-K, other than the revision reflected in the Revised Report. This Amendment speaks as of the original date of the 2016 Form 10-K and does not reflect events occurring after the filing of the 2016 Form 10-K. This Amendment should be read in conjunction with the 2016 Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

eMAGIN CORPORATION

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

INDEX

		Page
	PART II
Item 8	Financial Statements and Supplementary Data	1
	PART IV
Item 15	Exhibits and Financial Statement Schedules	2
	Report of Independent Registered Public Accounting Firm and Financial Statements	3
Signatures		24
Exhibits		25

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements are included in Item 15 of this Annual Report on Form 10-K.

`

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data”:

4     Consolidated Balance Sheets at December 31, 2016 and 2015.

5    Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015.

6    Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016 and 2015.

7     Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015.

8   Notes to the Consolidated Financial Statements

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages  26 to 28 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of September, 2017.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 18, 2015).

4.3	Form of Letter Agreement (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 24, 2016).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 24, 2016).

10.1	Form of Agreement for Stock Option Grant pursuant to 2000 Stock Option Plan (incorporated by reference to exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on March 14, 2000).*

10.2

Nonexclusive Field of Use License Agreement relating to OLED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 29, 1999 (incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.3

Amendment Number 1 to the Nonexclusive Field of Use License Agreement relating to the LED Technology for miniature, high resolution displays between the Eastman Kodak Company and FED Corporation dated March 16, 2000 (incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

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

10.7	Amendment Number 3 to Lease between IBM and FED Corporation dated May 28, 2002 (incorporated by reference to exhibit 10.8 to the Company’s Form S-1/A as filed November 12, 2008).

10.8

Amendment Number 4 to Lease between IBM and FED Corporation dated December 14, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.09	Amended and Restated 2003 Stock Option Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.10	2005 Employee Stock Purchase Plan, filed September 1, 2005, as filed in the Registrant’s Definitive Proxy Statement, incorporated herein by reference.*

10.11	2004 Amended and Restated Non-Employee Compensation Plan, filed September 21, 2006, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.12	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.13	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.14	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.15	Amendment Number 6 to the lease between IBM and eMagin Corporation dated May 27, 2009 (incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-k filed on June 19, 2009).

10.16	Lease between Northup Building LLC and eMagin dated May 28, 2009 (incorporated by reference to exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2009).

10.17

Amended and Restated Employment Agreement between the Company and Andrew G. Sculley dated January 1, 2014 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2014).

10.18

Amended and Restated Employment Agreement between the Company and Paul Campbell dated as January 1, 2014 (incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed on January 3, 2014).

10.19	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.20	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.21	Employment Agreement, dated as of April 30, 2013, by and between the Company and Gabriel G. Matus (incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed on May 6, 2013).

10.22	Amendment Number 7 to the lease between IBM and eMagin Corporation dated May 2, 2014 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 8, 2014).

10.23

Amended and Restated Employment Agreement between the Company and Jerome T. Carollo dated as of May 13, 2014 (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2014).

10.24

At the Market Offering Agreement, dated as of September 3, 2015, by and between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2015).

10.25

Lucas Offer Letter, dated as of September 9, 2015, by and between the Company and Jeffrey P. Lucas (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 17, 2015).

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

10.31

Financing Agreement, dated as of March24, 2017, by and between the Company and Rosenthal & Rosenthal, Inc. (incorporated by reference to exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

10.32

Letter Agreement re: Line of Credit, dated as of March 24, 2017, by and between the Company and Stillwater Trust LLC (incorporated by reference to exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

10.33

Promissory Note, dated as of March 24, 2017, by and between the Company and Stillwater Trust LLC (incorporated by reference to exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

10.34

Subordination Agreement, dated as of March 24, 2017, by and among the Company, Stillwater Trust LLC and Rosenthal & Rosenthal, Inc. (incorporated by reference to exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.