Form 10-Q
period 2017-09-30
EMAGIN CORP
filed 2017-11-09
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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

The number of shares of common stock outstanding as of October 30, 2017 was 34,972,589.

eMagin Corporation

Form 10-Q

For the Quarter ended September 30, 2017

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

In particular, forward-looking statements in this Report include statements about:

•	Our ability to successfully develop and market our products to customers;
•	Our ability to generate and satisfy customer demand for our products in our target markets;
•	The development of our target markets and market opportunities, including our planned entry in the consumer and commercial markets for our night vision products;
•	Our potential exposure to product liability claims; our ability to manufacture suitable products at competitive cost;
•	Our ability to successfully launch new equipment on our manufacturing line;
•	Market pricing for our products and for competing product; the extent of increasing competition;
•	Technological developments in our target markets and the development of alternate; competing technologies in them;
•	Our anticipated cash needs and our estimates regarding our capital requirements; and
•	Our needs for additional financing, as well as our ability to obtain such financing.

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

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,964	$5,241
Accounts receivable, net	3,428	2,834
Unbilled accounts receivable	475	1,401
Inventories	9,080	7,435
Prepaid expenses and other current assets	1,132	1,040
Total current assets	16,079	17,951
Equipment, furniture and leasehold improvements, net	8,802	8,980
Intangibles and other assets	241	282
Total assets	$25,122	$27,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$1,432
Accrued compensation	1,285	1,528
Revolving credit facility, net	920	1,689
Other accrued expenses	492	1,069
Deferred Revenue	988	445
Other current liabilities	566	590
Total current liabilities	5,523	6,753

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 35,134,655 shares, outstanding 34,972,589 shares as of September 30, 2017 and issued 31,788,582 shares, outstanding 31,626,516 shares as of December 31, 2016	35	32
Additional paid-in capital	246,312	239,915
Accumulated deficit	(226,248)	(218,987)
Treasury stock, 162,066 shares as of September 30, 2017 and December 31, 2016	(500)	(500)
Total shareholders’ equity	19,599	20,460
Total liabilities and shareholders’ equity	$25,122	$27,213

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:

Product	$4,014	$3,536	$13,050	$13,612
Contract	266	769	2,559	2,227
License	—	—	—	1,000
Total revenues, net	4,280	4,305	15,609	16,839

Cost of revenues:

Product	3,802	2,545	10,918	9,639
Contract	200	478	1,346	1,248
License	—	—	—	—
Total cost of revenues	4,002	3,023	12,264	10,887

Gross profit	278	1,282	3,345	5,952

Operating expenses:

Research and development	1,271	1,666	3,782	4,468
Selling, general and administrative	1,970	2,041	6,586	6,044
Total operating expenses	3,241	3,707	10,368	10,512

Loss from operations	(2,963)	(2,425)	(7,023)	(4,560)

Other income (expense):
Interest expense, net	(27)	(8)	(249)	(28)
Other income, net	(2)	4	11	8
Total other income (expense)	(29)	(4)	(238)	(20)
Loss before provision for income taxes	(2,992)	(2,429)	(7,261)	(4,580)
Provision for income taxes	—	(1)	—	(1)

Net loss	$(2,992)	$(2,430)	$(7,261)	$(4,581)

Loss per share, basic	$(0.09)	$(0.08)	$(0.22)	$(0.15)
Loss per share, diluted	$(0.09)	$(0.08)	$(0.22)	$(0.15)

Weighted average number of shares outstanding:

Basic	34,972,589	30,292,166	33,214,262	29,689,458

Diluted	34,972,589	30,292,166	33,214,262	29,689,458

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,261)	$(4,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,588	1,214
Increase (reduction) in inventory reserve	50	(159)
Stock-based compensation	520	658
Loss on sale of asset	—	1
Changes in operating assets and liabilities:
Accounts receivable	(594)	1,032
Unbilled accounts receivable	926	281
Inventories	(1,695)	(2,967)
Prepaid expenses and other current assets	(92)	(488)
Deferred Revenues	543	(51)
Accounts payable, accrued expenses, and other current liabilities	(895)	(669)
Net cash used in operating activities	(6,910)	(5,729)
Cash flows from investing activities:
Purchase of equipment	(1,157)	(997)
Net cash used in investing activities	(1,157)	(997)
Cash flows from financing activities:
Proceeds from warrant exercise, net	—	4,294
Repayments under revolving line of credit, net	(932)	—
Proceeds from public offering, net	5,811	—
Payment of debt issuance costs	(158)	—
Proceeds from exercise of stock options	69	38
Net cash provided by financing activities	4,790	4,332
Net decrease in cash and cash equivalents	(3,277)	(2,394)
Cash and cash equivalents, beginning of period	5,241	9,273
Cash and cash equivalents, end of period	$1,964	$6,879

Cash paid for interest	$65	$22
Cash paid for income taxes	$—	$1

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2016 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Evaluation of Ability to Maintain Current Level of Operations

As of September 30, 2017, the Company has an accumulated deficit of $226.2 million.  The Company incurred a net loss of $7.3 million and used cash in operating and investing activities of $8.1 million during the first nine months of 2017. In addition, at September 30, 2017, the Company had cash and cash equivalents of $2.0 million,  $0.9 million in outstanding borrowings under its asset based lending (“ABL”) debt facility, and borrowing availability under the facility of $3.7 million.

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

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers, which will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance when it becomes effective.  The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017.  The Company is still finalizing its assessment of this guidance, but does not currently expect its adoption to have a material impact on its consolidated financial statements.  Based on the evaluation of its product, contract and licensing revenue streams, most will be recorded consistently under both the current and new guidance with differences possible in the accounting for product warranties which are not expected to be material. The Company has determined it will use the modified retrospective method as its transition method in the adoption of the new revenue guidance. The Company will continue to accumulate information that will be necessary for implementation and will identify and implement any changes in its processes, systems and controls necessary to meet the new standards enhanced reporting and disclosure requirements.   The Company will continue its evaluation of this new guidance though the date of adoption.

Unbilled Accounts Receivable

Unbilled accounts receivable represents contract revenue recognized but not yet invoiced due to contract terms or the timing of the accounting invoicing cycle.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

The total intangible amortization expense was approximately $14 thousand and $41 thousand for the three and nine month periods ended September 30, 2017 and 2016, respectively.  Estimated future amortization expense as of September 30, 2017 is as follows (in thousands):

Fiscal Years Ending December 31,	Total Amortization
(unaudited)
2017 (three months remaining)	$13
2018	54
2019	32
2020	9
2021	8
Later years	32
$148

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Beginning balance	$589	$540	$584	$599
Warranty accruals	(17)	(105)	118	3
Warranty claims	(8)	(23)	(138)	(190)
Ending balance	$564	$412	$564	$412

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net loss	$(2,992)	$(2,430)	$(7,261)	$(4,581)
Income allocated to participating securities	—	—	—	—
Loss allocated to common shares	$(2,992)	$(2,430)	$(7,261)	$(4,581)

Weighted average common shares outstanding - Basic	34,972,589	30,292,166	33,214,262	29,689,458
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding - Diluted	34,972,589	30,292,166	33,214,262	29,689,458

Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.22)	$(0.15)
Diluted	$(0.09)	$(0.08)	$(0.22)	$(0.15)

The following table sets forth the potentially dilutive common stock equivalents for the three and nine month periods ended September, 2017 and 2016 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Options	5,142,448	5,010,993	5,142,448	5,010,993
Warrants	5,081,449	3,331,449	5,081,449	3,331,449
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	17,769,230	15,887,775	17,769,230	15,887,775

Note 2:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Accounts receivable	$3,555	$2,961
Less allowance for doubtful accounts	(127)	(127)
Accounts receivable, net	$3,428	$2,834

Note 3:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$4,153	$3,619
Work in process	1,646	1,576
Finished goods	4,832	3,740
Total inventories	10,631	8,935
Less inventory reserve	(1,551)	(1,500)
Total inventories, net	$9,080	$7,435

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

 The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of September 30, 2017, we had unused borrowing availability of $3.7 million and were in compliance with all debt covenants.

For the three and nine months ended September 30, 2017, interest expense includes interest paid, capitalized or accrued of $27 thousand and $249 thousand, respectively, on outstanding debt.   Interest expense for the nine months ended September 30, 2017, also includes the write off of $158 of capitalized debt issuance costs associated with the expiration of the unsecured debt financing agreement.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenues	$6	$10	$18	$20
Research and development	25	108	74	141
Selling, general and administrative	159	280	428	497
Total stock compensation expense	$190	$398	$520	$658

At September 30, 2017, total unrecognized compensation costs related to stock options was approximately  $0.7 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	0.71-1.65%	0.71-1.01%
Expected volatility	45.3 to 59.4%	51.3 to 53.5%
Expected term (in years)	3.5 to 5.0	3.5 to 5.0

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,055,741	$3.00
Options granted (1)	498,803	2.25
Options exercised	(46,073)	1.52
Options forfeited	(50,001)	2.05
Options cancelled or expired	(316,022)	2.83
Outstanding at September 30, 2017	5,142,448	$2.96	3.76	$986,578
Vested or expected to vest at September 30, 2017	5,125,749	$2.96	3.75	$950,550
Exercisable at September 30, 2017	4,307,532	$3.03	3.45	$969,126

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the nine months ended September 30, 2017 the aggregate intrinsic value of options exercised was $35 thousand   The Company issues new shares of common stock upon exercise of stock options.

Note 6:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of September 30, 2017 and December 31, 2016, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the nine-month period ended September 30, 2017, options to purchase 46,073 shares were exercised for proceeds of $69 thousand.

Underwritten Public Offering

On May 24, 2017, the Company completed an underwritten offering of 3,300,000 shares of its common stock at an offering price of $2.00 and warrants to purchase up to 1,650,000 shares of common stock and realized net proceeds of $5.8 million dollars after underwriting discounts and offering expenses.   The shares and warrants were purchased by a single institutional investor and by Stillwater, LLC, an affiliate of the Company.  The Warrants have an exercise price of $2.45 per common share and a term of five years.

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

At September 30, 2017 there were New Warrants outstanding to purchase 2,947,949 shares of Company’s common stock at an exercise price of $2.60, which expire in February 2023.  Warrants to purchase 383,500 shares remaining from the December 2015 issuance were outstanding at September 30, 2017 at an exercise price of $2.05, which expire in June 2021.

In addition, on March 24, 2017 a warrant to purchase 100,000 shares of common stock at an exercise price of $2.25 per share, was issued in conjunction with an unsecured line of credit as described in Note 4: Line of Credit, all of which remain outstanding as of September 30, 2017.

On May 24, 2017, as described above, the Company issued warrants to purchase up to 1,650,000 shares of common stock at an exercise price of $2.45 in conjunction with a public offering, all of which remain outstanding as of September 30, 2017.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three and nine month periods ended September 30, 2017 and 2016 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 34% for the three and nine month periods ended September 30, 2017 and 2016 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2017, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.2 million at September 30, 2017.

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

During 2015, the Company received a letter from an attorney representing a former employee claiming damages for age discrimination and wrongful termination.  In September 2016, this former employee commenced action against the Company in Superior Court for the State of Washington. In February 2017, the former employee’s counsel sent a discovery request to the Company. In October 2017, the parties reached a tentative settlement, subject to payment of an amount not material to the Company, documentation of the terms and the expiration of a revocation period.

Note 9:  Concentrations

The following is a schedule of revenues by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
North and South America	$2,192	$2,849	$9,479	$10,022
Europe, Middle East, and Africa	1,634	1,301	4,378	5,637
Asia Pacific	454	155	1,752	1,180
Total	$4,280	$4,305	$15,609	$16,839

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Domestic	51%	66%	61%	60%
International	49%	34%	39%	40%

The Company purchases principally all of its silicon wafers from two suppliers located in Taiwan and Korea.

For the nine months ended September 30, 2017,  one customer accounted for 10% of net revenues and there were no other single customers accounting for over 10% of net revenues.  For the three months ended September 30, 2017,  one customer accounted for over 10% of net revenues.     As of September 30, 2017, two customers accounted for 15 % and 10%, respectively of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

eMagin Corporation is headquartered in Hopewell Junction, New York, and was incorporated in the state of Delaware in 1996.  We are the leader in OLED (organic light emitting diode) on silicon microdisplay technology, OLED microdisplay manufacturing know-how and mobile display systems. eMagin manufactures high-resolution OLED microdisplays and integrates them with magnifying optics to deliver virtual images comparable to large-screen computer and television displays in portable, low-power, lightweight personal displays. eMagin microdisplays provide near-eye imagery in a variety of products for military, industrial, medical and consumer OEMs.

We derive the majority of our revenue from sales of our OLED microdisplay products which we manufacture in our Hopewell Junction, New York, manufacturing facility. We also earn revenue from government and commercial development contracts that may complement and support our internal research and development programs. In addition, we generate sales from optics and microdisplays combined with optics. Our business model also includes licensing our intellectual property to consumer electronics companies for a broad range of applications, although revenues to date have not been material.

Our common stock is traded on the NYSE:American Market under the symbol EMAN.

Overview

In the third quarter, we delivered display products to over 64 customers in 26 countries and performed contract services for 7 customers.  Revenues and gross profit in the quarter were affected by production problems associated with one machine that resulted in fewer displays being produced and sold during the quarter and higher unit material costs.  Those production issues have since been resolved.  We continue to anticipate a ramp up over the next several quarters from the addition of new military programs awarded over the past year and from shipments not made during the third quarter.   As a result of higher bookings towards the end of the third quarter and continuing into the fourth quarter, we believe we will experience greater shipments and higher revenues in the fourth quarter of 2017 than in the quarter ended September 30, 2017.

We continue to make progress on our multi-year yield improvement initiative as we strengthen production resources, make key managerial and process engineering hires, and implement production equipment.  We believe this initiative will enable us to increase production capacity, lower unit costs and achieve greater operating efficiencies, positioning us to meet expanding customer demand and earning higher gross profits.  As part of our yield improvement initiative, we made capital equipment acquisitions over the past several quarters which we are currently implementing and qualifying.  We expect that these additions will reduce our dependency on critical equipment at key stages of the production process and provide greater operating flexibility which we believe will permit us to address the increasingly demanding needs of our customers without compromising throughput volumes or unit profitability.

Throughout 2017, we expanded the marketing and commercialization of our handheld and wearable night vision products beyond the direct-to-consumer market to include commercial markets such as first responders and field service.  We believe that these commercial marketing efforts, along with our consumer marketing initiatives, will lead to a larger customer base for our products.  During the first nine months of 2017 we incurred expenses associated with the marketing of these products and utilized working capital to fund the buildup of inventory.  Working capital expenditures, along with marketing and promotional expenditures, are expected to continue during the fourth quarter, although at a lower level than in earlier quarters, as we continue to assess the sales potential of these markets.

New Business

During the third quarter of 2017 we made significant progress in our negotiations with multiple major consumer electronics companies to enter into strategic partnerships to develop displays for these companies’ next generation VR/AR applications. We are pursuing what we believe to be the best paths to commercializing our Direct Patterning technology and establishing ourselves as the industry leader in microdisplays for the consumer market.

Our overarching goal is to secure partnerships with industry leaders in consumer electronics who can help us capitalize on our technology to meet the needs of end users from a cost and performance standpoint.  Our partnership initiatives encompass scaling our product technology, entering into mass production agreements with manufacturing companies which possess capital resources and high volume production capability to enable us to manufacture in the volumes required for the consumer market, and securing sales and distribution channels to end users.

In concert with these efforts, we achieved the following:

•

Continued the ongoing second quarter work with a major consumer electronics company to design and develop a microdisplay for a VR headset application.  This program is expected to span twelve to fifteen months and include the production of a limited quantity of sample displays.

•

Advanced our negotiations with multiple major consumer electronics companies on new display designs and development of R&D and low rate production capabilities for VR/AR products.  As a result of our efforts, early in the fourth quarter we signed a commercialization agreement with another major consumer electronics company.

•

Made significant progress in our discussions with multiple mass production partners in parallel with our consumer partner efforts.  We believe that the interest in our technology by consumer electronics companies, including the agreements signed to date, has heightened interest by the prospective manufacturing partners in our Direct Patterning technology and to work with us in scaling this technology.

During the quarter, we began to experience an improvement in booking activity as we made progress towards our goals of securing new, and expanding existing U.S. and foreign military programs while expanding our presence in foreign military, commercial and industrial markets.  We expect these efforts to result in greater bookings during the second half of 2017 as a whole than were achieved during the first half of 2017.  In the third quarter we booked over 90 new orders totaling more than $6.5 million.  Thirty of these orders were for new projects with existing and new customers and over 60 were follow-on/repeat orders with existing customers.  Among the orders received were:

•	A $660,000 order for a new foreign military thermal weapons sight with deliveries expected to commence in the fourth quarter and be completed by the third quarter 2018.
•	A $1.7 million multi-year order for a display to be used in a see through augmented reality HMD to support airborne and ground mission requirements.
•

Funding to design and develop support hardware which we believe will be integral to new system designs utilizing our 2K x 2K microdisplays, with the hardware anticipated to be available to defense and commercial integrators in mid-2018.

In addition, during the quarter we received confirmation from two defense prime contractors that we will be awarded contracts in the fourth quarter totaling over $5.2 million.  These anticipated orders comprise:

•

A follow-on contract worth over $3.7 million to continue manufacturing an integrated night vision and thermal targeting system in support of the Army’s Enhanced Night Vision Goggle III (ENVGIII) and Family of Weapons Sight-Individual (FWS-I) programs with delivery expected over twelve months.

•	A new contract for $1.5 million to support a Foreign Military Sales (FMS) Light Weight Thermal Sight (LWTS) program with deliveries expected to begin in December 2017 and continuing through 2018.

Also during the third quarter, we increased our presence in the aviation market with accelerated activity in several key programs.  The aviation market, while representing minimal revenues in previous years, is expected to become a major source of revenues for the Company.

During the quarter we:

•

Completed the Preliminary Design Review (PDR) with a major aviation prime contractor for an OLED upgrade to a fixed wing production helmet.  This initiative is expected to replace LCD displays currently built into these helmets with our OLED displays and eliminate the “green glow” effect.  The Critical Design Review (CDR) was completed in October 2017.

•

Continued to support a major US Army helicopter helmet upgrade program to retrofit high brightness microdisplays into the current fielded helmet. The CDR was completed in August with additional OLED display, taper, and lens assemblies scheduled to be delivered for integration and testing in December 2017.

•	Delivered high brightness 2K x 2K microdisplays to a major foreign contractor for use in a prototype aviation helmet.
•

Received a production order from a foreign aviation prime contractor to supply high brightness microdisplays to upgrade an existing fixed wing helmet. We expect that this will be a multi-year program with the initial order to deliver displays continuing through the fourth quarter 2018.

In addition, our development work under the Office of the Secretary of Defense-sponsored Mantech program progressed during the third quarter.  We continue to meet the milestones under this program and expect the project to be substantially completed by year-end 2017.  We believe these efforts will accelerate prototype development in subsequent quarters and enhance the warfighting effectiveness of ground, dismounted and aviation systems.

New Technology Development

We are continuing to make progress in our development of very high brightness full-color microdisplays incorporating our proprietary Direct Patterning technology.   Our latest efforts to improve device performance by modifying the device’s architecture and the materials used resulted in a reduction in power consumption by about 20%.   We have also begun to make progress to extend the functional lifetimes of the displays while continuing to increase the brightness beyond 5,000 nits.

We believe enhancements to the manufacturing processes for the displays are beginning to improve production yields with the initial goal of raising yields by over 50% from the current level. Equipment which is expected to simplify several process steps to improve yields and reduce cycle time was ordered in the third quarter.  Delivery is expected in November 2017 with qualification and implementation anticipated to be completed by second quarter 2018.

In the meantime, we are continuing to ship limited quantities of engineering samples to customers who are exploring applications that can utilize these displays and incorporate them into their existing and planned product lines to achieve superior performance.

To the best of our knowledge, our 2K x 2K displays demonstrate the highest brightness and smallest pixel pitch in the global market today.  We have designed these displays to incorporate the attributes that we believe consumer electronics companies seek for their next generation products including variable persistence and global addressing.  We believe the continued development and demonstration of the advantages of our Direct Patterning technology is integral to driving our growth in the consumer AR/VR markets with consumer electronics companies and to accelerating our discussions with mass production partners.

New Product Development

During the third quarter, we continued to develop both small pixel and large area microdisplay architectures for wearable consumer applications. These efforts are being driven by consumer electronics companies and are aimed at leveraging our Direct Patterning technology for cost effective, large volume production systems.

Qualification of our 2K x 2K microdisplay is progressing as planned with expected completion in the first quarter 2018.  In concert with this effort, we are developing a compact interface for the 2K x 2K microdisplay that will facilitate the integration of the display into optical solutions.  This hardware is targeted to be completed and introduced to the market during the second quarter 2018.

Employees

At September 30, 2017 we had a total of 98 employees, of whom 95 were full-time employees, as compared to a total of 97 employees, of whom 93 were full-time employees, at December 31, 2016.

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

Income Taxes

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make  any changes to the valuation allowance.  As of September 30, 2017,  we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE AND NINE MONTHS ENDED, SEPTEMBER 30, 2016

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Product	$4,014	$3,536	$478	$13,050	$13,612	$(562)
Contract	$266	$769	$(503)	$2,559	$2,227	$332
License	$—	$—	$—	$—	$1,000	$(1,000)
Total revenue, net	$4,280	$4,305	$(25)	$15,609	$16,839	$(1,230)

Revenues for the three and nine months ended September 30, 2017 were $4.3 million and $15.6 million respectively,  as compared to $4.3 million and $16.8 million, respectively, for the three and nine months ended September 30, 2016.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.   For the three and nine months ended September 30, 2017, product revenue increased by $0.5 million and decreased by $0.6 million, respectively, as compared to the three and nine months ended September 30, 2016.  The increase in display revenues in the third quarter of 2017 was primarily due to increased demand by international customers.  The decreased revenue in the year to date period was primarily due to lower demand from maturing military programs, and a larger proportion of sales of displays with lower average unit prices.  The 2017 product revenue in the nine months’ period was favorably impacted by saled of $0.3 million of newly developed Direct Patterned displays supported by R&D efforts.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts, or non-recurring engineering (“NRE”) contracts.  For the three and nine months ended September 30, 2017, contract revenue decreased by $0.5 million and increased by $0.3 million, respectively, as compared to the three and nine months ended September 30, 2016, primarily due to the addition of commercial contracts with several major consumer electronics companies earlier in 2017.

License revenue for the nine months ended September 30, 2016 was comprised of revenue from a $1.0 million non-exclusive intellectual property license for our virtual reality headset technology. We produced engineering samples of our 2K x 2K pixel full-color displays in the fourth quarter of 2016 and expect that the licensee will use our 2K x 2K pixel full-color displays in their headsets upon their successful development.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Product	$3,802	$2,545	$1,257	$10,918	$9,639	$1,279
Contract	$200	$478	$(278)	$1,346	$1,248	$98
License	$—	$—	$—	$—	$—	$—
Total cost of revenues	$4,002	$3,023	$979	$12,264	$10,887	$1,377

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of deliverables under contracts.  Total cost of revenues for the three and nine months ended September 30, 2017 increased by $1.0 million and $1.4 million, respectively, as compared to three and nine months ended September 30, 2016.   Total cost of revenues as a percentage of revenues was 94% and 79%, respectively, for the three and nine month periods ended September 30, 2017, respectively as compared to 70% and 65% for the three and nine month periods ended September 30, 2016.  Revenues for the nine months ended September 30, 2016 included $1.0 million of license revenue that had no associated cost of revenues.

The following table outlines product, contract and license total gross profit and related gross margins for the three and nine month periods ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Product revenues gross profit	$212	$991	$2,132	$3,973
Product revenues gross margin	5%	28%	16%	29%
Contract revenues gross profit	$66	$291	$1,213	$979
Contract revenues gross margin	25%	38%	47%	44%
License revenues gross profit	$—	$—	—	1,000
License revenues gross margin	—%	—%	—%	6%
Total gross profit	$278	$1,282	$3,345	$5,952
Total gross margin	7%	30%	21%	35%

Total gross profit is a function of revenues less cost of revenues.  The total gross profit for the three and nine months ended September 30, 2017 decreased $1.0 million and $2.6 million, respectively, as compared to the three and nine months ended September 30, 2016 primarily reflecting a decrease in product revenue gross profit in the three and nine month periods.  The total gross margin of 7% for the three months ended September 30, 2017 decreased from gross margin of 30% in the prior year period, primarily due to decreases in product revenues gross margin.  The gross margin of 21% for the nine months ended September 30, 2017 as compared to 35% for the prior year period primarily reflects the favorable impact of the $1.0 million of license revenue in the first quarter of 2016 that had no associated costs of goods sold.

The product gross profit and gross margins for the three months ended September 30, 2017 decreased compared to the prior year period, lower average selling prices in the 2017 period and higher product costs in the 2017 period related to yield losses and lower production volumes.    The product gross profit for the nine months ended September 30, 2017, decreased $1.8 million as compared to the prior year period.   Product gross margins of 16% for the nine months ended September 30, 2017 decreased from 29% in the prior year period due to lower average selling prices for certain product types in the current period and the favorable impacts of higher production volume in the first nine months of 2016.

For the three months ended September 30, 2017, contract revenue gross profit was $0.1 million compared to $0.3 million for three months ended September 30, 2016.  Contract revenue gross profit of $1.2 million and gross margin of 47% for the nine months ended September 30, 2017 increased from $1.0 million and 44% in the comparable prior year periods.    Increased contract revenue gross profit in the first nine months of 2017 was due to a higher proportion of commercial contract work performed in the current period and to changes in the nature of both the individual contracts and the work completed during each period.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	($ in thousands)			($ in thousands)
Research and development expense	$1,271	$1,666	$(395)	$3,782	$4,468	$(686)
Percentage of net revenue	30%	39%		24%	27%
Selling, general and administrative expense	$1,970	$2,041	$(71)	$6,586	$6,044	$542
Percentage of net revenue	46%	47%		42%	36%
Total operating expenses	$3,241	$3,707	$(466)	$10,368	$10,512	$(144)
Percentage of net revenue	76%	86%		66%	62%

Research and Development (“R&D”).   R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses decreased on a percentage basis for the three months and nine months ended September 30, 2017, respectively compared the prior year periods.   R&D costs in the current year reflected a decrease in consumer product R&D partially offset by the work performed on the Company’s Direct Patterning technology including product development and process development associated with the manufacture of the Direct Patterned displays.

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three and nine months ended September 30, 2017, decreased $0.1 million and increased $0.5 million, respectively compared to the comparable prior year periods.

The increase in SG&A for the nine months ended September 30, 2017 over the prior year periods was largely due to higher spending on professional services, legal, and travel expenses associated with our negotiations with prospective consumer electronics and volume manufacturing partners, and promotional expenses related to our night vision consumer product activities.

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on cash balances and interest expense.  Other expense, net for the three and nine months ended September 30, 2017, of $29 thousand and $238 thousand, respectively, reflects the write off of $158 thousand of Stillwater related debt issuance costs in May 2017 upon the termination of this facility.

Liquidity and Capital Resources

For the first nine months of 2017, we had a net loss of $7.3 million and used $8.1 million in operating and investing activities.

Cash flow used in operating activities during the nine months ended September 30, 2017 was $6.9 million, attributable to net loss of $7.3 million partially offset by a net change in operating assets and liabilities of $1.8 million and non-cash expenses of $2.2 million. Cash flow used in operating activities during the nine months ended September 30, 2016 was $5.7 million.

Cash used in investing activities during the nine months ended September 30, 2017 was $1.2 million related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of September 30, 2017, we had outstanding commitments to purchase approximately $0.2 million in capital expenditures, and expect to make additional capital expenditures during 2017 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the nine months ended September 30, 2016 was $1.0 million for equipment purchases.

Cash provided by financing activities during the nine months ended September 30, 2017 of $4.8 million included net repayments under our credit facility of $0.9 million partially offset by $69 thousand from the exercise of stock options, and proceeds of $5.8 million from a public offering.  There were no financing activities during the prior year period.

If we are not able to reach our anticipated level of profitability and cash flows over the next twelve months, it may be necessary to take actions to maintain our current levels of operations including; additional borrowings under our credit facilities, raising capital though issuance of equity, debt or equity linked securities, or to reduce our current levels of operations and implement cost reductions or restructuring activities.  As of September 30, 2017, we had cash and working capital of $2.0 million and $10.6 million, respectively, and borrowing availability under the ABL facility, net of borrowings of $0.9 million, of $3.7 million.

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

The underlying shares of common stock and warrants issued in this offering completed the allotment of shares allowable for issuance pursuant to a shelf registration statement filed in 2014.  In June 2017, we filed a replacement shelf registration statement that will provide us with the flexibility, subject to certain limitations as a result of our current unaffiliated market capitalization, to raise capital over the next three years from the offering of common stock, preferred stock, warrants, units and debt securities, or any combination of these securities, in one or more future offerings.

Warrant Transaction

On August 18, 2016, we entered into letter agreements with certain of our warrant holders pursuant to which they agreed to exercise warrants to purchase a total of 2,216,500 shares of our common stock, at an exercise price of $2.05 per share, which they acquired in December 2015.

On August 24, 2016, in consideration for the exercise of the 2,216,500 warrant shares, we issued new common stock purchase warrants (the “New Warrants”) to purchase 2,947,949 shares of our common stock or 1.33 New Warrant share for each warrant share exercised, with an exercise price of $2.60 per share, the approximate market price of the Company’s shares at the date of the letter agreement.  The terms of the warrants are substantially similar to the warrants issued in December 2015.  Similar to the earlier warrants, they are not exercisable for nine months from the date of issuance; and have a term of five and a half years from the issuance date.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.    The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of September 30, 2017, we had 0.9 million in borrowings outstanding under the Financing Agreement and had unused borrowing availability of $3.7 million.  We were in compliance with all debt covenants.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

During 2015, the Company received a letter from an attorney representing a former employee claiming damages for age discrimination and wrongful termination.  In September 2016, this former employee commenced action against the Company in Superior Court for the State of Washington. In February 2017, the former employee’s counsel sent a discovery request to the Company.  In October 2017, the parties reached a tentative settlement, subject to payment of an amount not material to the Company, documentation of the terms and the expiration of a revocation period.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

On November 8, 2017, we entered into Change in Control Agreements (the “Change in Control Agreements”) with four of our executive officers, Steve Costello, Amalkumar Ghosh, Olivier Prache and Jeffrey P. Lucas (each an “Executive”). The Agreements provide that if, within the twelve-month period following a Change in Control of the Company (as defined in the Change in Control Agreements), the Executive suffers a Terminating Event (as defined below and in the Change in Control Agreements), he will be entitled to receive a lump sum cash payment in an amount equal to the Executive’s annual base salary in effect immediately prior to the Terminating Event (or the Executive’s annual base salary in effect immediately prior to the Change in Control, if higher), payable in a lump sum on the termination date, provided that the Executive executes and does not revoke a separation agreement and release in favor of us. In addition, if the Executive was participating in our group health plan immediately prior to termination and elects COBRA health continuation, then we will pay the Executive a monthly cash payment for 12 months or the Executive’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to the Executive if he had remained employed by us.

A “Terminating Event” shall be deemed to have occurred under the Agreements if the Executive (i) is terminated by us other than for Cause (as defined in the Change in Control Agreements), death or Disability (as defined in the Change in Control Agreements) or (ii) terminates his employment with the Company for Good Reason (as defined in the Agreements).

The Change in Control Agreements became effective as of November 8, 2017 (the “Effective Date”) and shall terminate upon the earliest of (a) the termination of the Executive’s employment for any reason prior to a Change in Control, (b) the termination of the Executive’s employment with the Company after a Change in Control for any reason other than the occurrence of a Terminating Event or (c) the date which is twelve months and a day after a Change in Control if the Executive is still employed by the Company.

The foregoing description is a summary of the Change in Control Agreements and should be read in conjunction with the full text of the Form of Change in Control Agreement which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on September 21, 2006).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on October 26, 2010).
3.3	Bylaws of the Company (incorporated by reference to exhibit 99.3 to the Company’s Definitive Proxy Statement filed on June 14, 2001).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K filed on December 23, 2008).
4.2	Form of Letter Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2016).
4.3	Form of common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 18, 2015).
4.4	Form of Common Stock Purchase Warrant issued to the Warrant Holders in the Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2016).
4.5	Common Stock Purchase Warrant issued on March 24, 2017 to the holder of an unsecured line of credit. (1)
4.6

Form of Common Stock Purchase Warrant issued to the Warrant Holders in conjunction with an issuance of common shares on May 19, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2017).

10.1

Amended and Restated Employment Agreement dated July 1, 2016, by and between the Company and Andrew G. Sculley, Jr (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016).

10.2	Form of Change in Control Agreement for Certain Officers, approved for use on November 8, 2017.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMAGIN CORPORATION

Date: November 9, 2017	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: November 9, 2017	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer