Form 10-Q
period 2018-03-31
EMAGIN CORP
filed 2018-05-10
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

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

The number of shares of common stock outstanding as of April 30, 2018 was 45,111,273.

eMagin Corporation

Form 10-Q

For the Quarter ended March 31, 2018

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report include statements about:

•	Our ability to successfully develop and market our products to customers;
•	Our ability to generate customer demand for our products in our target markets:
•	The development of our target markets and market opportunities, including the consumer market;
•	Our potential exposure to product liability claims;
•	Our ability to manufacturer our products at a competitive cost;
•	Our ability to successfully implement new equipment on our manufacturing line;
•	Market pricing for our products and for competing products;
•	Increasing competition;
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

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,802	$3,526
Accounts receivable, net	4,138	4,528
Unbilled accounts receivable	526	406
Inventories	8,947	8,640
Prepaid expenses and other current assets	1,115	1,328
Total current assets	24,528	18,428
Equipment, furniture and leasehold improvements, net	8,150	8,553
Intangibles and other assets	363	326
Total assets	$33,041	$27,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,696	$1,714
Accrued compensation	1,472	1,557
Revolving credit facility, net	—	3,808
Common stock warrant liability	3,187	784
Other accrued expenses	1,134	719
Deferred revenue	188	765
Other current liabilities	365	469
Total current liabilities	8,042	9,816

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 45,273,339 shares, outstanding 45,111,273 shares as of March 31, 2018 and issued 35,182,589 shares, outstanding 35,020,523 shares as of December 31, 2017	45	35
Additional paid-in capital	254,304	244,726
Accumulated deficit	(228,850)	(226,770)
Treasury stock, 162,066 shares as of March 31, 2018 and December 31, 2017	(500)	(500)
Total shareholders’ equity	24,999	17,491
Total liabilities and shareholders’ equity	$33,041	$27,307

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:

Product	$5,863	$4,381
Contract	1,004	1,688
Total revenues, net	6,867	6,069

Cost of revenues:

Product	4,359	3,458
Contract	528	793
Total cost of revenues	4,887	4,251

Gross profit	1,980	1,818

Operating expenses:

Research and development	1,631	1,334
Selling, general and administrative	2,912	2,463
Total operating expenses	4,543	3,797

Loss from operations	(2,563)	(1,979)

Other income (expense):
Change in fair value of common stock warrant liability	503	—
Interest expense, net	(42)	(35)
Other income, net	21	15
Total other income	482	(20)
Loss before provision for income taxes	(2,081)	(1,999)
(Provision) benefit for income taxes	—	—

Net loss	$(2,081)	$(1,999)

Loss per share, basic	$(0.05)	$(0.06)
Loss per share, diluted	$(0.05)	$(0.06)

Weighted average number of shares outstanding:

Basic	42,255,189	31,628,997

Diluted	42,255,189	31,628,997

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,081)	$(1,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	500
Change in fair value of common stock warrant liability	(503)	—
Stock-based compensation	205	214
Changes in operating assets and liabilities:
Accounts receivable	390	(284)
Unbilled accounts receivable	(120)	270
Inventories	(307)	(529)
Prepaid expenses and other current assets	213	(235)
Deferred revenues	(577)	—
Accounts payable, accrued expenses, and other current liabilities	135	1,468
Net cash used in operating activities	(2,156)	(595)
Cash flows from investing activities:
Purchase of equipment	(51)	(681)
Net cash used in investing activities	(51)	(681)
Cash flows from financing activities:
Expenses from warrant offering	—	(12)
Repayments under revolving line of credit, net	(3,808)	(253)
Proceeds from public offering, net	12,180	—
Proceeds from warrant exercise, net	48	—
Proceeds from exercise of stock options	63	50
Net cash provided by (used in) financing activities	8,483	(215)
Net increase (decrease) in cash and cash equivalents	6,276	(1,491)
Cash and cash equivalents, beginning of period	3,526	5,241
Cash and cash equivalents, end of period	$9,802	$3,750

Cash paid for interest	$21	$14
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2017 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The total intangible amortization expense was approximately $14 thousand for the three month periods ended March 31, 2018 and 2017.  Estimated future amortization expense as of March 31, 2018 is as follows (in thousands):

Fiscal Years Ending December 31,	Total Amortization
(unaudited)
2018 (nine months remaining)	$40
2019	32
2020	9
2021	8
2021	8
Later years	24
$121

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Beginning balance	$468	$584
Warranty accruals and adjustments	(72)	116
Warranty claims	(34)	(91)
Ending balance	$362	$609

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net loss	$(2,081)	$(1,999)
Income allocated to participating securities	—	—
Loss allocated to common shares	$(2,081)	$(1,999)

Weighted average common shares outstanding - Basic	42,255,189	31,628,997
Dilutive effect of stock options	—	—
Weighted average common shares outstanding - Diluted	42,255,189	31,628,997

Net loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

The following table sets forth the potentially dilutive common stock equivalents for the three month periods ended March 31 2018 and 2017 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Options	9,085,773	5,044,631
Warrants	9,055,773	3,431,449
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	25,686,879	16,021,413

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value due to the short-term nature of these instruments.  The revolving credit facility is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin.

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

The common stock warrant liability is currently the only financial asset or liability recorded at fair value on a recurring basis, and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in current liabilities on the Condensed Consolidated Balance Sheets, as the warrants are currently exercisable.

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
(unaudited)
Balance as of January 1, 2018	$784
Fair value of warrants issuance during quarter	2,906
Change in fair value of warrant liability , net	(503)
Balance as of March 31, 2018	$3,187

The fair value of the liability for common stock purchase warrants at issuance and at March 31, 2018 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the remaining contractual term of the warrants from 4.17 to 5 years, risk-free interest rates ranging from 2.38% to 2.5%;  no expected dividends and expected volatility of the price of the underlying common stock ranging from 45.5% to 46.0%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2018, one customer accounted for 11% of net revenues and there were no other single customers accounting for over 10% of net revenues. For the three months ended March 31, 2017, one customer accounted for 23% of net revenues and there were no other single customers accounting for over 10% of net revenues.  As of March 31, 2018, three customers accounted for 13%, 12% and 10%, respectively of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.

Recently issued accounting pronouncements

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases).  Under the new guidance, leases previously defined as operating leases will be presented on the balance sheet. As a result, these leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest). Although the Company is still evaluating and quantifying the impact, the new guidance will affect the asset and liability balances of the Company’s financial statements and related disclosures at the time of adoption.  The new guidance is effective January 1, 2019

Note 2:  Revenue Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues.  Contracts include written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays.  eMagin’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when title transfers to our customer for product shipped. Our customary terms are FOB our factory and title is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.   As customers are invoiced at the time title transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product.   The Company offers a one-year product warranty, for replacement of product only, and does not allow returns.  The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

The Company also recognizes revenues under the over time method from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.  These rates are subject to audit by the other party.  Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract.   Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.  The  incidental costs related to obtaining product sales contracts are non-recoverable from customers; and accordingly, are expensed as incurred.

The Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) on January 1, 2018 using the modified retrospective adoption method with the cumulative effect of initially applying the guidance recognized at the date of initial application.  During 2017, the Company analyzed its revenue recognition policies under ASC 606 and then current revenue recognition policies and determined that the performance obligations, transaction price, allocation of transaction price, recognition of contract costs and timing of revenue recognition would not be materially impacted by adopting ASC 606.  Accordingly, there was no modified retrospective adoption adjustment necessary as of January 1, 2018.

Disaggregation of Revenue

The Company's sells its products directly to original equipment manufacturers and military contractors in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors.  R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Consolidated Statements of Operations.  Additional disaggregated revenue information for the first quarters of fiscal 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
North and South America	$2,948	$4,368
Europe, Middle East, and Africa	2,444	1,013
Asia Pacific	1,475	688
Total	$6,867	$6,069

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Domestic	43%	72%
International	57%	28%

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Commercial	21%	37%
Military	54%	49%
Commercial and Military	25%	14%
	100	100

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $4.1 million and $4.5 million as of March 31, 2018 and December 31, 2017, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when 1) the proportional performance method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet as of March 31, 2018.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts:

	March 31,	December 31,
	2018	2017
	(unaudited)
Unbilled Receivables (contract assets)	$526	$406
Deferred Revenue (contract liabilities)	(188)	(765)
Net contract asset (liability)	$338	$(359)

In the first quarter of fiscal 2018, the Company recognized revenue of approximately  $762 thousand related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.3 million. The Company expects to recognize revenue on approximately 74% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

Note 3:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Accounts receivable	$4,279	$4,643
Less allowance for doubtful accounts	(141)	(115)
Accounts receivable, net	$4,138	$4,528

Note 4:  Inventories, net

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Raw materials	$4,659	$4,054
Work in process	1,626	1,352
Finished goods	4,429	5,024
Total inventories	10,714	10,430
Less inventory reserve	(1,767)	(1,790)
Total inventories, net	$8,947	$8,640

Note 5:  Line of Credit

On December 21, 2016, the Company entered into a revolving credit facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory, (the “ABL facility”). The interest on the ABL facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL facility will automatically renew on December 31, 2019 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $228 thousand of debt issuance costs including lender and legal costs that will be amortized over the life of the ABL facility.  In accordance with recently issued accounting guidance, any revolving credit facility balances outstanding are presented net of these unamortized debt issuance costs on the accompanying Consolidated Balance Sheet.

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

 The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of March 31, 2018, we had no borrowings outstanding, had unused borrowing availability of $4.4 million and were in compliance with all financial debt covenants.

For the three months ended March 31, 2018, interest expense includes interest paid, capitalized or accrued of $42 thousand on outstanding debt.  Interest expense for the three months ended March 31, 2018, also includes the amortization of $21 thousand of capitalized debt issuance costs associated with ABL facility.

Note 6:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Cost of revenues	$15	$9
Research and development	22	25
Selling, general and administrative	168	180
Total stock compensation expense	$205	$214

At March 31, 2018, total unrecognized compensation costs related to stock options was approximately $0.7 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	2.16-2.59%	0.71-1.47%
Expected volatility	46.4 to 50.0%	49.1 to 59.4%
Expected term (in years)	3.5 to 4.75	3.5 to 5.0

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

A summary of the Company’s stock option activity for the three months ended March 31, 2018 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,768,838	$3.02
Options granted	318,600	1.62
Options exercised	(49,937)	1.25
Options forfeited	—	—
Options cancelled or expired	(125,700)	2.44
Outstanding at March 31, 2018	4,911,801	$2.96	3.92	$271,950
Vested or expected to vest at March 31, 2018 (1)	4,849,725	$2.97	3.95	$271,950
Exercisable at March 31, 2018	4,258,072	$3.03	3.78	$271,950

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three months ended March 31, 2018 the aggregate intrinsic value of options exercised was $15 thousand   The Company issues new shares of common stock upon exercise of stock options.

Note 7:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the three-month period ended March 31, 2018, options to purchase 49,937 shares were exercised for proceeds of $63 thousand; and warrants to purchase 30,000 shares were exercised for proceeds of $48 thousand.

Underwritten Public Offering

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

In a concurrent private placement, certain of our directors and officers purchased an aggregate of 203,708 shares of Common Stock, together with warrants to purchase up to 81,487 shares of Common Stock at the public offering price of $1.35 per fixed combination.  The sale of these shares of common stock and warrants was not registered under the Securities Act and is subject to a 180-day lock-up.  The private placement closed on February 15, 2018, and the Company received net proceeds of $0.3 million.

Note 8:  Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) modifying the officer’s compensation limitation, and (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.  Specifically, the TCJA limits the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income; however, these net operating loss carryforwards can be carried forward indefinitely. The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted.  Accordingly, the effects of certain provisions of the TCJA have been recognized in the financial statements for the year ended December 31, 2017.  As a result of the change in law, the Company recorded a reduction to its deferred tax assets of $19.0 million and a corresponding reduction to its valuation allowance due to the reduction in the U.S. federal statutory rate from 35% to 21%.  In addition, the Company expects to file a claim for a federal tax refund of approximately $0.2 million for its AMT credit carryforward in tax years 2018 to 2021 pursuant to the applicable provisions of the TCJA.

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended March 31, 2018 and 2017 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three month periods ended March 31, 2018 and 2017 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2018, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

The Company’s net operating loss carryforward amounts expire through 2037 and are subject to certain limitations that may occur due to change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 9:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.2 million at March 31, 2018.

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

Note 10:  Common Stock Warrant Liability

We account for common stock warrants pursuant to applicable accounting guidance contained in ASC 815 "Derivatives and Hedging - Contracts in Entity's Own Equity" and make a determination as to their treatment as either equity instruments or a warrant liability.

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of March 31, 2018 related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions, that at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise, as defined in the warrant agreement.

Based on analysis of the underlying warrant agreement, and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement.  Accordingly, these warrants were classified on the Condensed Consolidated Balance Sheet as a current liability upon issuance and will be revalued at each subsequent balance sheet date.

The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

We determined that, based on the Black Sholes methodology, the liability for the January and February common stock warrants had a combined initial fair value of $2.9 million, and a fair value as of March 31, 2018, of $2.7 million.  In addition, liability classified warrants the company issued during 2017 had a fair value of $0.8M at December 31, 2017 and $0.5 million at March 31, 2018.  The combined $0.5 million reduction in fair value as of March 31, 2018 was reflected as income from change in the fair market value of common stock warrant liability in the condensed consolidated statement of operations.

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

We have developed our own intellectual property portfolio that includes 33 U.S. patents and 28 U.S. patent applications, over 15 years of manufacturing know‑how and proprietary technologies to create high performance OLED microdisplays. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED‑on‑silicon microdisplay technology. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED‑on‑silicon microdisplays.

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

Our common stock is traded on the NYSE: American Market under the symbol EMAN.

Overview

We believe a key growth opportunity for us is the consumer electronic OEM market. Our strategy for this segment is to secure channels to this market, including licensing of our direct patterning technology and partnering in the mass production of microdisplays. We believe that our direct patterning (“ dPdTM”) technology is a key differentiator for enabling next generation AR/ VR hardware for the consumer and enterprise segments because of the brightness and the pixel density afforded by the technology.

Our goal remains to partner with industry leaders in consumer electronics who can help us capitalize on our technology to meet the needs of end users from a cost and performance standpoint. These initiatives encompass scaling our product technology, entering into mass production agreements with manufacturing companies which possess capital resources and high volume production capability to enable us to manufacture the volumes required for the consumer market, and securing sales and distribution channels to end users.

Our dPd technology is being optimized and improvements were achieved during 2017 and the first quarter 2018, including lowering the power consumption by 20 percent for the same brightness and also demonstrating a maximum brightness of more than 5,300 cd/m2 on a new advanced backplane 2K x 2K microdisplay. We believe that this high brightness OLED‑on‑silicon technology is gaining attention in the AR/VR industry, which requires high brightness, and has contributed to our signing agreements with multiple Tier One consumer product and electronics companies.

During first quarter 2018, we advanced our discussions with multiple consumer electronics partner prospects regarding next generation microdisplays for AR/VR applications.  Our manufacturing partner discussions progressed during the quarter and have expanded with the addition of another manufacturing partner who approached the Company to explore the development and manufacturing at high volumes microdisplays for AR and mixed reality applications.

In addition, we made progress towards our goals of securing new U.S. military programs while broadening our presence in foreign military, commercial and industrial markets. eMagin continues to participate in government discussions on microdisplay development for future defense aviation/mounted/ground programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced Soldier performance and accelerated decision making.

Interest in eMagin microdisplays continues to increase as evidenced during discussions and presentations with existing and potential customers at myriad tradeshows. During first quarter, eMagin exhibited at Shot Show and will have exhibits during 2018 at Defense and Commercial Sensing (SPIE), Army Aviation Association of America (Quad A), Special Operations Force Industry Conference (SOFIC), Association of the United States Army (AUSA), Eurosatory - France, Land, Naval & Internal Homeland Security Systems Exhibition, and the Society for Information Display (SID).

In conjunction with our marketing activities, we are embarking upon an expansion into new, high potential markets.  We are focusing on the rapidly growing Indian defense/commercial market including attending in early April the DefExpo18 India show.  We were well received by companies that are familiar with our superior microdisplay performance and area eager to incorporate our displays into their products.  This market offers substantial opportunity with the potential for sizeable orders from the Defense Ministry of India.

Operationally, we continue to make progress on our multi-year yield improvement initiative as we strengthen production resources, make key managerial and process engineering hires, and implement production equipment.  We believe this initiative will enable us to increase production capacity, lower unit costs and achieve greater operating efficiencies, positioning us to meet the growing customer demand and earning higher gross profits.  As part of our yield improvement initiative, we made capital equipment acquisitions over the past several quarters which we are currently implementing and qualifying.  We expect that these additions will reduce our dependency on critical equipment at key stages of the production process and provide greater operating flexibility which we believe will permit us to address the increasingly demanding needs of our customers without compromising throughput volumes or unit profitability.  This will position us to meet the demand we are seeing as evidenced by our growing backlog.

New Business

Overall, we are seeing growing demand across the board, particularly with new and existing international customers. This strength is leading to more orders and requested acceleration of existing orders.  As of December 31, 2017, we had a backlog of approximately $9.8 million in products ordered for delivery through December 31, 2018. As of March 31, 2018 our backlog increased by over 20% to $11.8 million.  Backlog consists of non‑binding purchase orders and purchase agreements.

In addition to our consumer initiatives, we also achieve the following military and commercial successes during the quarter:

The following are a few highlights of the first quarter:

•

Continuing to optimize our dPd technology and have lowered power consumption by 20% for the same brightness as well as demonstrating a maximum brightness of more than 5,300 nits on a new 2K x 2K microdisplay.

•

Advanced discussions with multiple consumer electronics partner prospects regarding eMagin’s next generation microdisplays for AR/VR applications.  Additionally, received inquiry from another prospective Tier 1 customer about designing and developing displays.

•	Approached by a new potential manufacturing partner and have expanded discussions on mass production for the commercial market.
•

On schedule with the OLED upgrade to a production helmet for a multi-service, multi-country, fixed wing aircraft program.  Additional displays for pre-production testing will be delivered in the second quarter with deliveries of displays for flight testing expected in the fourth quarter. Continued positive feedback on the performance of this OLED helmet during qualification and flight testing.

In addition, our development work under the Office of the Secretary of Defense-sponsored Mantech program progressed during the first quarter.  We have met all milestones for the Office of Secretary of Defense‑sponsored program and believe we are on track to complete the program in the second quarter of 2018.  We believe these efforts will accelerate prototype development in subsequent quarters and enhance the warfighting effectiveness of ground, dismounted and aviation systems.

New Technology Development

We are continuing to make progress in our development of very high brightness full‑color microdisplays incorporating our proprietary dPd technology. Recent improvements in the equipment and further optimization of the processes have led to brightness levels that surpass the 5,000 nits threshold requirements for AR/VR applications for Tier One companies. Our measurement of brightness of  more than 5,300 nits was a milestone towards the application of eMagin’s microdisplays to AR/VR headsets.  We are currently targeting a brightness of 10,000 nits in full color, and recently measured brightness of 7,500 nits, which puts us on track to satisfy the requirements of several pending military programs. We are also in the process of designing further improvements to our dPd equipment that will improve our production yields and expand the lifetime of the devices. We expect to have these changes completed by the fourth quarter 2018.

To the best of our knowledge, our 2K x 2K displays demonstrate the highest brightness and resolution in the global market today.  We have designed these displays to incorporate the attributes that we believe consumer electronics companies seek for their next generation products such as variable persistence and global addressing.  We believe the continued development and demonstration of the advantages of our dPd technology is integral to driving our growth in the consumer AR/VR markets with consumer electronics companies and to accelerating our discussions with mass production partners.

New Product Development

We continue to develop both small pixel and large area microdisplay architectures for wearable consumer applications. These efforts are being driven by consumer electronics companies and are aimed at leveraging our direct patterning technology for cost effective, large volume production systems.

During the first quarter of 2018, we completed the preliminary design for a next generation AR/VR microdisplay and are moving towards a prototype design implementation. Completion of the first prototype is currently scheduled for early 2019.

We completed and delivered the first set of new microdisplay assemblies to a major aviation prime contractor for an OLED upgrade to a production helmet for fixed wing aircraft. An initial qualification was also completed for these displays. A subsequent set is scheduled for delivery in the second quarter of 2018.

Qualification of our 2K x 2K microdisplay is progressing as planned with expected completion in the second quarter 2018.  In concert with this effort, we are developing a compact interface for the 2K x 2K microdisplay that will facilitate the integration of the display into optical solutions.  This hardware is targeted to be completed and introduced to the market during the second quarter 2018.

Employees

At March 31, 2018 we had a total of 103 employees, of whom 100 were full-time employees, as compared to a total of 100 employees, of whom 97 were full-time employees, at December 31, 2017.

A detailed discussion of our business and operations may be found in Part I, “Business,” of our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, and as filed with the Securities and Exchange Commission on March 29, 2018.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues.  Contracts include written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce ship and deliver OLED microdisplays.  eMagin’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped. Our customary terms are FOB our factory and title is deemed to transfer upon shipment. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.   As customers are invoiced at the time title transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product.   The Company offers a one-year product warranty, for replacement of product only, and does not allow returns.  The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

The Company also recognizes revenues under the over time method from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.  These rates are subject to audit by the other party.  Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract.   Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.  The  incidental costs related to obtaining product sales contracts are non-recoverable from customers; and accordingly, are expensed as incurred.

Income Taxes

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make any changes to the valuation allowance.  As of March 31, 2018, we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED, MARCH 31, 2017

Revenues

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Product	$5,863	$4,381	$1,482
Contract	$1,004	$1,688	$(684)
Total revenue, net	$6,867	$6,069	$798

Revenues for the three months ended March 31, 2018 were $6.9 million,  as compared to $6.1 million, for the three months ended March 31, 2017, representing a 13% increase.

Product revenue is comprised primarily of sales of displays, as well as sales of other hardware.   For the three months ended March 31, 2018, product revenue increased by $1.5 million, as compared to the three ended March 31, 2017, representing a 34% increase.  The increase in display revenues in the first quarter of 2018 was primarily due to increased demand by international and military customers.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts, or non-recurring engineering (“NRE”) contracts.  For the three months ended March 31, 2018, contract revenue decreased by $0.7 million or 41%, as compared to the three months ended March 31, 2017, primarily due to the addition of commercial contracts with several major consumer electronics companies in the three months ended March 31, 2017 for which there was no comparable revenue in 2018.

Cost of Revenues

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Product	$4,359	$3,458	$901
Contract	$528	$793	$(265)
Total cost of revenues	$4,887	$4,251	$636

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance of deliverables under contracts.  Total cost of revenues for the three months ended March 31, 2018 increased by $0.6 million, as compared to three months ended March 31, 2017.  Total cost of revenues as a percentage of revenues was 71% for the three month periods ended March 31, 2018, as compared to 70% the three months ended March 31, 2017.

The following table outlines product, contract and license total gross profit and related gross margins for the three month periods ended March 31, 2018 and 2017(dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Product revenues gross profit	$1,504	$923
Product revenues gross margin	26%	21%
Contract revenues gross profit	$476	$895
Contract revenues gross margin	47%	53%
Total gross profit	$1,980	$1,818
Total gross margin	29%	30%

Total gross profit is a function of revenues less cost of revenues.  The total gross profit for the three months ended March 31, 2018 increased $0.2 million, as compared to the three months ended March 31, 2017 primarily reflecting increased product revenue gross profit partially offset by decreases in contract revenues gross profits.   The total gross margin of 29% for the three months ended March 31, 2018 decreased from gross margin of 30% in the prior year period, primarily due to decreases in contract revenues gross margin as a result of lower revenues in the 2018 period.

The product gross profit and gross margins for the three months ended March 31, 2018 increased compared to the prior year period, due to higher sales and higher production volumes and yields resulting in lower costs per display.

For the three months ended March 31, 2018, contract revenue gross profit was $0.5 million compared to $0.9 million for three months ended March 31, 2017.   Decreased contract revenue gross profit in the first three months of 2018 was due to a higher proportion of commercial contract work performed in the prior period and to changes in the nature of both the individual contracts and the work completed during each period.

Operating Expenses

	Three Months Ended
	March 31,
	2018	2017	Change
	($ in thousands)
Research and development expense	$1,631	$1,334	$297
Percentage of net revenue	24%	22%
Selling, general and administrative expense	$2,912	$2,463	$449
Percentage of net revenue	42%	41%
Total operating expenses	$4,543	$3,797	$746
Percentage of net revenue	66%	63%

Research and Development (“R&D”). R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies and microdisplay products, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses of $1.6 million or 24% of revenues,  increased on a percentage basis for the three months ended March 31, 2018, compared to $1.3 million or 22% of revenues in  the prior year period.   R&D costs in the current year reflected work performed on the Company’s dPd technology including product development and process development associated with the manufacture of the Direct Patterned displays.

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three months ended March 31, 2018, increased $0.4 million compared to the prior year period.

The increase in SG&A for the three months ended March 31, 2018 over the prior year periods was largely due to higher spending on professional services, legal, and travel expenses associated with our negotiations with prospective consumer electronics and volume manufacturing partners.  The increase also included approximately $240 thousand of transaction fees incurred in the January 2018 offering which were associated with the fair value of the warrant liability and, accordingly, expensed in SG&A

Other Income (Expense), net.  Other income (expense), net consists primarily of interest income earned on cash balances and interest expense.

Income related to the change in fair value of warrant liability was $0.5 million for the first quarter of 2018.  This non-cash income is associated with the decrease of a liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

For the first three months of 2018, we had a net loss of $2.1 million and used $2.2 million in operating and investing activities.

Cash flow used in operating activities during the three months ended March 31, 2018 was $2.2 million, attributable to net loss of $2.1 million partially offset by a net change in operating assets and liabilities of $0.3 million and non-cash expenses of $0.2 million. Cash flow used in operating activities during the three months ended March 31, 2017 was $0.6 million.

Cash used in investing activities during the three months ended March 31, 2018 was $51 thousand related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of March 31, 2018, we had outstanding commitments to purchase approximately $1.4 million in capital expenditures, and expect to make additional capital expenditures during 2018 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the three months ended March 31, 2017 was $0.7 million for equipment purchases.

Cash provided by financing activities during the three months ended March 31, 2018 of $8.5 million included net repayments under our credit facility of $3.8 million, partially offset by $94 thousand from the exercise of stock options and warrants, and proceeds of $12.2 million from a public offering.  Cash used in financing activities during the three months ended March 31, 2017 was $0.2 million.

If we are not able to reach our anticipated level of profitability and cash flows over the next twelve months, it may be necessary to take actions to maintain our current levels of operations including: additional borrowings under our credit facilities; raising capital though issuance of equity, debt or equity linked securities; and reducing our current levels of operations and implementing cost reductions or restructuring activities.  As of March 31, 2018, we had cash and working capital of $9.8 million and $16.5 million, respectively, and borrowing availability under the ABL facility of $4.4 million, with no borrowings outstanding.

Underwritten Public Offering and Concurrent Private Placement

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.    The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of March 31, 2018, we had no borrowings outstanding under the ABL Facility and had unused borrowing availability of $4.4 million.  We were in compliance with all financial debt covenants.

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

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard,  new training, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are currently not a party to any material legal proceedings. We have in the past, and may from time to time in the future, become involved in legal proceedings arising from the normal course of business activities.  The microdisplay industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring or termination practices. Irrespective of the validity of such claims, we could incur significant costs in the defense thereof or could suffer adverse effects on our operations.

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In a private placement, concurrent to a registered public offering of 9,807,105 share of Company Common Stock and 3,922,842 Warrants, certain of our directors and officers purchased an aggregate of 203,708 shares of Common Stock, together with warrants to purchase up to 81,487 shares of Common Stock at the public offering price of $1.35 per fixed combination consisting of one share of Common Stock and associated Warrant to purchase four tenths of one share of Common Stock.  The Warrants have an initial exercise price of $1.55.  The sale of these shares of common stock and warrants was not registered under the Securities Act and is subject to a 180-day lock-up.  The private placement closed on February 15, 2018, and the Company received net proceeds of $0.3 million, which were invested in a government money market fund and will be used for general corporate purposes.

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
4.5

Common Stock Purchase Warrant issued on March 24, 2017 to the holder of an unsecured line of credit (incorporated by reference to exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017).

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

10.2

Form of Change in Control Agreement for Certain Officers, approved for use on November 8, 2017 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017).

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

eMAGIN CORPORATION

Date: May 10, 2018	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: May 10, 2018	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer