Form 10-Q
period 2018-06-30
EMAGIN CORP
filed 2018-08-09
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

The number of shares of common stock outstanding as of July 31, 2018 was 45,111,273.

eMagin Corporation

Form 10-Q

For the Quarter ended June 30, 2018

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
•

Provisions in certain of our commercial agreements and our military business that may prevent or delay an acquisition of, partnership with, or  investment in, our Company and our ability to develop original equipment manufacturer (“OEM”) and mass production partnerships;

•	Technological developments in our target markets and the development of alternate, competing technologies in them;
•	Our anticipated cash needs and our estimates regarding our capital requirements;
•	Our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing; and
•	Our efforts to sell or otherwise dispose of our consumer night vision products business.

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

In this Report, references to “eMagin Corporation,” “eMagin,” “the Company,” “we,” “us,” and “our company” refer to eMagin Corporation and our wholly owned subsidiary, Virtual Vision, Inc. References to “Consumer Night Vision” refers to our consumer night vision products business.

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,663	$3,526
Accounts receivable, net	3,481	4,528
Unbilled accounts receivable	947	406
Inventories	7,814	8,640
Prepaid expenses and other current assets	715	1,328
Total current assets	21,620	18,428
Equipment, furniture and leasehold improvements, net	8,403	8,553
Intangibles and other assets	336	326
Total assets	$30,359	$27,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,135	$1,714
Accrued compensation	1,658	1,557
Revolving credit facility, net	—	3,808
Common stock warrant liability	4,614	784
Other accrued expenses	1,490	719
Deferred revenue	—	765
Other current liabilities	408	469
Total current liabilities	10,305	9,816

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 45,273,339 shares, outstanding 45,111,273 shares as of June 30, 2018 and issued 35,182,589 shares, outstanding 35,020,523 shares as of December 31, 2017	45	35
Additional paid-in capital	254,425	244,726
Accumulated deficit	(233,916)	(226,770)
Treasury stock, 162,066 shares as of June 30, 2018 and December 31, 2017	(500)	(500)
Total shareholders’ equity	20,054	17,491
Total liabilities and shareholders’ equity	$30,359	$27,307

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:

Product	$6,216	$4,655	$12,079	$9,036
Contract	850	605	1,854	2,293
Total revenues, net	7,066	5,260	13,933	11,329

Cost of revenues:

Product	3,971	3,658	8,330	7,116
Contract	299	353	827	1,146
Impairment of Consumer Night Vision inventory	2,690	—	2,690	—
Total cost of revenues	6,960	4,011	11,847	8,262

Gross profit	106	1,249	2,086	3,067

Operating expenses:

Research and development	1,720	1,177	3,351	2,511
Selling, general and administrative	2,031	2,153	4,943	4,616
Total operating expenses	3,751	3,330	8,294	7,127

Loss from operations	(3,645)	(2,081)	(6,208)	(4,060)

Other income (expense):
Change in fair value of common stock warrant liability	(1,427)	—	(924)	—
Interest expense, net	(30)	(188)	(72)	(223)
Other income, net	37	(1)	58	14
Total other expense	(1,420)	(189)	(938)	(209)
Loss before provision for income taxes	(5,065)	(2,270)	(7,146)	(4,269)
(Provision) benefit for income taxes	—	—	—	—

Net loss	$(5,065)	$(2,270)	$(7,146)	$(4,269)

Loss per share, basic	$(0.11)	$(0.07)	$(0.16)	$(0.13)
Loss per share, diluted	$(0.11)	$(0.07)	$(0.16)	$(0.13)

Weighted average number of shares outstanding:

Basic	45,111,273	33,019,478	43,691,117	32,320,527

Diluted	45,111,273	33,019,478	43,691,117	32,320,527

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(7,146)	$(4,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991	1,205
Change in fair value of common stock warrant liability	924	—
Impairment of Consumer Night Vision inventory	2,690	—
Impairment of Consumer Night Vision tooling	76	—
Stock-based compensation	335	330
Changes in operating assets and liabilities:
Accounts receivable	1,047	(276)
Unbilled accounts receivable	(541)	628
Inventories	(444)	(1,615)
Prepaid expenses and other current assets	209	(262)
Deferred revenues	(765)	786
Accounts payable, accrued expenses, and other current liabilities	138	222
Net cash used in operating activities	(2,486)	(3,251)
Cash flows from investing activities:
Purchase of equipment	(849)	(1,005)
Net cash used in investing activities	(849)	(1,005)
Cash flows from financing activities:
Expenses from warrant offering	—	(12)
Repayments under revolving line of credit, net	(3,808)	(1,852)
Proceeds from public offering, net	12,171	5,837
Payments of debt issuance costs	—	(158)
Proceeds from warrant exercise, net	46	—
Proceeds from exercise of stock options	63	69
Net cash provided by financing activities	8,472	3,884
Net increase (decrease) in cash and cash equivalents	5,137	(372)
Cash and cash equivalents, beginning of period	3,526	5,241
Cash and cash equivalents, end of period	$8,663	$4,869

Cash paid for interest	$30	$65
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2017 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The total intangible amortization expense was approximately $13 thousand and $27 thousand for the three and six month periods ended June 30, 2018 and 2017, respectively.  Estimated future amortization expense as of June 30, 2018 is as follows (in thousands):

Fiscal Years Ending December 31,	Total Amortization
(unaudited)
2018 (six months remaining)	$27
2019	32
2020	9
2021	8
2021	8
Later years	24
$108

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Beginning balance	$362	$609	$468	$584
Warranty accruals and adjustments	55	19	(17)	135
Warranty claims	(35)	(39)	(69)	(130)
Ending balance	$382	$589	$382	$589

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net loss	$(5,065)	$(2,270)	$(7,146)	$(4,269)
Income allocated to participating securities	—	—	—	—
Loss allocated to common shares	$(5,065)	$(2,270)	$(7,146)	$(4,269)

Weighted average common shares outstanding - Basic	45,111,273	33,019,478	43,691,117	32,320,527
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding - Diluted	45,111,273	33,019,478	43,691,117	32,320,527

Net loss per share:
Basic	$(0.11)	$(0.07)	$(0.16)	$(0.13)
Diluted	$(0.11)	$(0.07)	$(0.16)	$(0.13)

The following table sets forth the potentially dilutive common stock equivalents for the three and six month periods ended June 30, 2018 and 2017 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Options	4,817,370	4,864,898	4,817,370	4,864,898
Warrants	9,055,773	5,081,449	9,055,773	5,081,449
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	21,418,476	17,491,680	21,418,476	17,491,680

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
(unaudited)
Balance as of January 1, 2018	$784
Fair value of warrants issued during period	2,906
Change in fair value of warrant liability, net	924
Balance as of June 30, 2018	$4,614

The fair value of the liability for common stock purchase warrants at issuance and at June 30, 2018 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the remaining contractual term of the warrants from 3.9 to 4.6 years, risk-free interest rates ranging from 2.67% to 2.71%,  no expected dividends and expected volatility of the price of the underlying common stock ranging from 47.1% to 48.8%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and six months ended June 30, 2018, there were no single customers accounting for over 10% of net revenues. As of June 30, 2018,  one customer accounted for 11% of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.

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

Note 1A:    Impairment of Consumer Night Vision Assets

During the quarter ended June 30, 2018 the Company made a decision to exit the business associated with its two consumer night vision products, the BlazeSpark and the BlazeTorch, the (“Consumer Night Vision”) business.  The Company’s decision was based on lower than anticipated sales and an assessment performed during the quarter of the anticipated level of additional engineering, marketing and financial resources necessary to modify the products for an expanded market.  As a result, the Company concluded an impairment had occurred and wrote-down $2.7 million of related Consumer Night Vision inventory, which includes an accrual of $1.4 million of inventory purchased by a contract manufacturer in anticipation of future production, and $0.1 million of production tooling, which are reflected in cost of revenues in the accompanying Condensed Consolidated Statements of Operations.

Note 2:  Revenue Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues.  Contracts include written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays.  eMagin’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.   As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product.   The Company offers a one-year product warranty, for replacement of product only, and does not allow returns.  The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

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

Disaggregation of Revenue

The Company's sells its products directly to original equipment manufacturers and military contractors in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors.  R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Condensed Consolidated Statements of Operations.  Additional disaggregated revenue information for the first quarters of fiscal 2018 and 2017 were as follows (in thousands) :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
North and South America	$4,065	$2,919	$7,013	$7,287
Europe, Middle East, and Africa	2,446	1,730	4,890	2,744
Asia Pacific	555	611	2,030	1,298
Total	$7,066	$5,260	$13,933	$11,329

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Domestic	57%	55%	50%	64%
International	43%	45%	50%	36%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Commercial	16%	27%	21%	32%
Military	59%	54%	54%	52%
Commercial and Military	25%	19%	25%	16%
	100%	100%	100%	100%

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $3.5 million and $4.5 million as of June 30, 2018 and December 31, 2017, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when 1) the proportional performance method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet as of June 30, 2018.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited) (unaud(unaudited)
Unbilled Receivables (contract assets)	$947	$406
Deferred Revenue (contract liabilities)	-	(765)
Net contract asset (liability)	$947	(359)

In the second quarter and first half of fiscal 2018, the Company recognized revenue of approximately $188 thousand and $765 thousand, respectively related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.7 million. The Company expects to recognize revenue on approximately 94% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 15 months.

Note 3:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Accounts receivable	$3,620	$4,643
Less allowance for doubtful accounts	(139)	(115)
Accounts receivable, net	$3,481	$4,528

Note 4:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Raw materials	$2,734	$4,054
Work in process	1,902	1,352
Finished goods	4,760	5,024
Total inventories	9,396	10,430
Less inventory reserve	(1,582)	(1,790)
Total inventories, net	$7,814	$8,640

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

The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of June 30, 2018, the Company had no borrowings outstanding, had unused borrowing availability of $3.7 million and was in compliance with all financial debt covenants.

For the three months and six months ended June 30, 2018, interest expense includes interest paid, capitalized or accrued of $30 thousand, and $72 thousand, respectively, on outstanding debt.  Interest expense for the three and six-month periods ended June 30, 2018 includes the amortization of debt issuance costs of $20 thousand and $41 thousand, respectively.

Note 6:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Cost of revenues	$20	$3	$34	$12
Research and development	22	24	45	49
Selling, general and administrative	87	89	256	269
Total stock compensation expense	$129	$116	$335	$330

At June 30, 2018, total unrecognized compensation costs related to stock options was approximately $0.7 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Six Months Ended
	June 30,
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

A summary of the Company’s stock option activity for the six months ended June 30, 2018 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,768,838	$3.02
Options granted	318,600	1.62
Options exercised	(49,937)	1.26
Options forfeited	—	—
Options cancelled or expired	(220,131)	4.47
Outstanding at June 30, 2018	4,817,370	$2.88	4.06	$399,766
Vested or expected to vest at June 30, 2018 (1)	4,804,494	$2.86	4.06	$399,480
Exercisable at June 30, 2018	4,173,641	$3.87	3.87	$385,433

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three months and six month periods ended June 30, 2018, the aggregate intrinsic value of options exercised was zero and $15 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 7:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the six-month period ended June 30, 2018, options to purchase 49,937 shares were exercised for proceeds of $63 thousand; and warrants to purchase 30,000 shares were exercised for proceeds of $46 thousand. There were no options or warrants exercised during the three months ended June 30, 2018.

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

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month periods ended June 30, 2018 and 2017 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and six month periods ended June 30, 2018 and 2017 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2018, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 9:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $1.8 million at June 30, 2018.

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

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of June 30, 2018 related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise, as defined in the warrant agreement.

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

We determined that, based on the Black Sholes methodology, the liability for the January and February common stock warrants had a combined initial fair value of $2.9 million, and a fair value as of June 30, 2018 of $3.7 million.  In addition, warrants the company issued that were classified as liabilities had a fair value of $0.8 million at December 31, 2017 and $0.9 million as of June 30, 2018.  The combined changes in fair value as of June 30, 2018 was reflected as a loss from change in the fair market value of common stock warrant liability of $1.4 million and $0.9 million in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2018, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

We are a leader in the manufacture of microdisplays using organic light emitting diode (OLED) technology. We design, develop, manufacture and market OLED miniature displays, which we refer to as OLED-on-silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large‑screen television. Our products enable our OEM customers in the defense, industrial, enterprise and consumer markets to develop and market improved or new electronic products.  We believe that a key growth area for us is the consumer electronic OEM market. Our potential channels to this market include licensing our direct patterning (dPdTM) technology and partnering for the mass production of microdisplays. We believe that our dPd technology is a key differentiator across all markets that we serve.  For example, near term it enables higher performance in defense applications for aviation and ground programs.  As the market evolves, it enables next generation augmented reality/virtual reality (AR/VR) hardware for the consumer and enterprise segments because of the brightness and the pixel density afforded by the technology

We believe that our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays, including higher contrast, greater power efficiency, less weight, more compact size, and negligible image smearing. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution and power efficient systems. Already proven in military and commercial systems, our product portfolio of OLED microdisplays deliver high‑resolution, flicker‑free virtual images that perform effectively even in extreme temperatures and high‑vibration conditions. We also believe that our dPd technology gives us a substantial advantage over other OLED microdisplays because it allows us to produce microdisplays with the high brightness required for VR and AR. Traditional OLED microdisplays utilize white emitting OLED with color filters that lessen the intensity of emitted light by as much as 85%, significantly reducing brightness. Microdisplays manufactured by direct patterning do not require color filters to achieve color variations and allow for the application of more efficient OLED structures which achieve high brightness.

We have developed our own intellectual property portfolio that includes 33 U.S. patents and 28 U.S. patent applications, over 20 years of manufacturing know-how and proprietary technologies to create high performance OLED microdisplays. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED-on-silicon microdisplays.

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

Overview

We believe that we will maintain our leadership position in our base defense and industrial business by continuing to improve both product performance and manufacturing.  Our technology roadmap will enable us to maintain our competitive advantage as our focus on high brightness aligns well with the performance requirements of future military ground and aviation programs in the US and elsewhere. We also believe that a key growth opportunity for us is the consumer electronic OEM market. Our strategy for this segment is to secure channels to this market, including licensing of our direct patterning technology and partnering in the mass production of microdisplays. We believe that our dPd technology is a key differentiator for enabling next generation AR/VR hardware for the consumer and enterprise segments because of its brightness and pixel density.  Our goal remains to partner with industry leaders in consumer electronics who can help us capitalize on our technology to meet the needs of end users from cost and performance standpoints.

In addition to our consumer initiatives, we made progress towards our goals of securing new U.S. military programs while broadening our presence in foreign military, commercial and industrial markets. We continue to participate in government discussions on microdisplay development for future defense aviation/mounted/ground programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced soldier performance and accelerated decision making.  As the only US based manufacturer of OLED microdisplays, we are also working to secure government funding to ensure the advancement of our manufacturing capabilities to support defense programs that can benefit from incorporating our high brightness direct patterned OLED microdisplays.

Overall, interest in eMagin microdisplays continues to increase as evidenced during discussions and presentations with existing and potential customers at tradeshows. During 2018 we have or will be exhibiting at Shot Show, the largest event for the recreational hunting and shooting market, at Defense and Commercial Sensing Exposition (SPIE), Army Aviation Association of America (Quad A), Special Operations Force Industry Conference (SOFIC), Association of the United States Army (AUSA), Eurosatory-France, Land, Naval & Internal Homeland Security Systems Exhibition, and the Society for Information Display (SID).

In conjunction with our marketing activities, we are embarking upon an expansion into new, high potential markets.  We are seeing an increase in interest and requests for quotation from a variety of international companies that are familiar with the superior performance of our microdisplays.  We are focusing on the rapidly growing Indian defense/commercial market and, following our exposure at the DefExpo18 India show in the second quarter, began shipping samples for evaluation and testing and received a production quantity order in July 2018.

Regarding our technology development efforts, we continued to advance and enhance our dPd display technology.  During 2017 and the first two quarters of 2018 we continued to improve the performance and appeal of our dpd displays by lowering power consumption by 20 percent and demonstrating a maximum brightness of more than 5,300 nits on a new advanced backplane 2K x 2K microdisplay. We believe that this high brightness OLED-on-silicon technology is gaining greater attention in the AR/VR industry, which requires high brightness, and has contributed to our signing agreements with multiple Tier One consumer product and electronics companies.

Operationally, we furthered our progress on our multi-year yield improvement initiative as we increased production resources, made key managerial and process engineering hires, and installed new, advanced production equipment.  We believe this initiative will enable us to increase production capacity, lower unit costs and achieve greater operating efficiencies, positioning us to meet growing customer demand and achieve higher gross profits.  As part of our yield improvement initiative, we also made capital equipment acquisitions over the past several quarters which we are currently implementing and qualifying.  We expect that these additions will reduce our dependency on critical equipment at key stages of the production process and provide greater operating flexibility which we believe will permit us to address the increasingly demanding needs of our customers without compromising throughput volumes or unit profitability.

Our efforts led to higher yields during the second quarter, which contributed to a higher gross margin on our product display revenues.  Investments in engineering resources, equipment, and manufacturing process improvements made both internally and through government funding received during the quarter also contributed to sustained yield increases. Our four highest volume product types exceeded yield targets in the quarter and we believe are well positioned to achieve if not surpass yield targets in the third quarter.  These improvements to our production yields and our manufacturing processes contributed to higher production volume capacity during the quarter which we expect will enable us to accommodate the anticipated higher demand in subsequent quarters.

These processes and investments in production equipment are also improving delivery times and product quality. On-time-delivery has exceeded our internal targets for the first time in several quarters. The results of quality and service audits conducted by multiple major customers have validated these improvements.

During the quarter ended June 30, 2018 the Company made a decision to exit the business associated with its two consumer night vision products, the BlazeSpark and the BlazeTorch, the (“Consumer Night Vision”) business.  The Company’s decision was based on lower than anticipated sales and an assessment performed during the quarter of the anticipated level of additional engineering, marketing and financial resources necessary to modify the products for an expanded market.  As a result, the Company concluded an impairment had occurred and wrote-down $2.7 million of related Consumer Night Vision inventory, which includes an accrual of $1.4 million of inventory purchased by a contract manufacturer in anticipation of future production, and $0.1 million of production tooling, which are reflected in cost of revenues in the accompanying Condensed Consolidated Statements of Operations.

New Business

As our consumer initiatives progress, we are seeing growing demand for our products across the board, particularly under our U.S. military and aviation programs and with new and existing international customers. During the quarter, we sold to 75 customers; including 3 new customers, and supplied product for the commencement of 53 new programs.  The increased demand is leading to more orders and the requested acceleration of existing orders.  As of December 31, 2017, we had a backlog of approximately $9.8 million in products ordered for delivery through December 31, 2018. As of June 30, 2018 our backlog of products ordered for delivery through June 30, 2019, was $10.3 million reflecting continued strength in bookings during the quarter.   Overall, our backlog may vary from quarter to quarter depending upon the timing of when orders are received and shipment dates scheduled, although we are generally seeing continuing growth in our backlog over the past year.  Backlog consists of nonbinding purchase orders and purchase agreements for product scheduled to be shipped over the subsequent twelve months.

Among our military and commercial successes during the quarter were the following noteworthy accomplishments:

•

We are progressing with the OLED upgrade to a production helmet for a multi-service, multi-country, fixed wing aircraft program.  Our OLED displays will be replacing the LCD displays currently employed in these helmets.  Displays required for Initial Operational Capability will begin shipping in the fourth quarter. All phases of this program are on schedule and continue to progress toward Limited Rate Initial Production in 2019.

•	We received an order totaling $398 thousand in support of the Javelin Missile program Command Launch Unit (CLU). A follow-on order worth over $795 thousand is anticipated in the fourth quarter.

•

We supported several prime contractors with display deliveries for pre-production units for the US Army Enhanced Night Vision Goggle – Binocular (ENVG-B) program.  This program is expected to shift to production in 2019 with an overall acquisition objective by the US Army of 190,000 systems.

•

We continued to support a major US Army helicopter helmet upgrade program to retrofit high brightness microdisplays into the current fielded helmet. We delivered final displays for test helmets with ground and flight tests scheduled for the third quarter.

•

We received a $245 thousand contract from the US Army for an OLED display production and yield improvement project. Three additional projects totaling $585 thousand were awarded in July 2018 with total awards for 2018 of $830 thousand.

In addition, our development work under the Office of the Secretary of Defense-sponsored Mantech program was substantially completed during the second quarter as we met all milestones for the Office of Secretary of Defense‑sponsored program.  We believe these efforts will accelerate prototype development in subsequent quarters and enhance the warfighting effectiveness of ground, dismounted and aviation systems.

New Technology Development

We are continuing to advance our industry-leading high brightness full-color microdisplays incorporating our proprietary dPd technology. Recent improvements in the equipment and further optimization of the manufacturing processes have led to brightness levels that surpass the 5,000 nits threshold requirements for AR/VR applications for Tier One companies. We are currently targeting a brightness of 15,000 nits in full color, and recently measured brightness of 7,500 nits.  These brightness levels also put us on track to satisfy the requirements of several pending military programs.  Recently we developed proprietary architectural improvements and superior performing OLED materials that have demonstrated an improvement in our displays of more than 50% in efficiency and lifetime.  We are also in the process of designing further enhancements to our dPd production equipment that will improve our production yields and expand the lifetime of our dPd displays.

We believe our 2K x 2K displays demonstrate the highest brightness and resolution in the global market today.  We have designed these displays to incorporate the attributes that we believe consumer electronics companies seek for their next generation products such as variable persistence and global addressing.  We view the continued development and demonstration of the advantages of our dPd technology as integral to driving our growth in the consumer AR/VR markets with consumer electronics companies and to accelerating our discussions with mass production partners.

New Product Development

We are developing both small pixel and large area microdisplay architectures for wearable consumer applications. These efforts are being driven by consumer electronics companies and are aimed at leveraging our dPd technology for cost effective, large volume production systems.

During the second quarter of 2018, we completed the critical design review for a next generation AR/VR microdisplay. The completion of the first prototype, which will use our dPd technology, is on schedule for completion in early 2019.

In addition, a compact interface for our 2K x 2K display, which is capable of driving 120 Hz frame rates, was completed and initial quantities delivered during the second quarter. The compact size and long interface cable makes this system ideally suited for head wearable applications for military and consumer applications and is compliant with the DisplayPort standard commonly found on modern laptop and desktop computers.

Employees

At June 30, 2018, we had 105 employees, of whom 102 were full-time employees, as compared to 100 employees, of whom 97 were full-time employees, at December 31, 2017.

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

Product revenue is generated primarily from contracts to produce ship and deliver OLED microdisplays.  eMagin’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.   As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product.   The Company offers a one-year product warranty, for replacement of product only, and does not allow returns.  The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

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

Income Taxes

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make any changes to the valuation allowance.  As of June 30, 2018, we determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2017

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Product	$6,216	$4,655	$1,561	$12,079	$9,036	$3,043
Contract	850	$605	245	1,854	2,293	(439)
Total revenue, net	$7,066	$5,260	$1,806	$13,933	$11,329	$2,604

Revenues for the three and six months ended June 30, 2018 were $7.1 million and $13.9 million, respectively, as compared to $5.3 million and $11.3 million, respectively, for the three and six months ended June 30, 2017.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware.   For the three and six months ended June 30, 2018, product revenue increased by $1.6 million and $3.0 million, respectively, as compared to the three and six months ended June 30, 2017.  The increase in display revenues in the second quarter of 2018 and the year to date period was primarily due to growth from U.S. and foreign military programs and a larger proportion of sales of displays with higher average unit prices.  The 2017 product revenue for the three and six months’ periods was favorably impacted by the sale of $0.3 million of newly developed displays supported by R&D efforts.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts and non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2018, contract revenue increased by $0.2 million and decreased by $0.4 million, respectively, compared to the same periods last year.  The increase in contract revenue for the three months ended June 2018 was primarily due to the acceleration of consumer development work, the addition of several military related contracts and the receipt of U.S. Government funding for yield improvement projects.  The decrease in contract revenue for the six month period ended June 30, 2018 was primarily due to higher commercial contract revenues in the three months ended March 31, 2017, partially offset by increases in military related contracts and the funding for yield improvements in the 2018 period.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Product	$3,971	$3,658	$313	$8,330	$7,116	$1,214
Contract	299	353	(54)	827	$1,146	(319)
Impairment of Consumer Night Vision inventory	2,690	—	2,690	2,690	—	2,690
Total cost of revenues	$6,960	$4,011	$2,949	$11,847	$8,262	$3,585

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three and six months ended June 30, 2018 includes a $2.7 million impairment of Consumer Night Vision inventory recorded during the quarter ended June 30, 2018.   Cost of contract revenue includes direct and allocated indirect costs associated with performance of deliverables under contracts.  Excluding the effects of the Consumer Night Vision impairment, total cost of revenues for the three and six months periods ended June 30, 2018 increased by $0.2 million and $0.8 million, respectively, as compared to the prior year periods, primarily due to higher volumes sold.  On a unit cost basis, costs decreased as our fixed production costs were absorbed over a higher number of displays produced.

Excluding the impact of the Consumer Night Vision impairment, total cost of revenues as a percentage of revenues was 60% and 66%, respectively, for the three and six month periods ended June 30, 2018, as compared to 76% and 73%, respectively, for the three and six month periods ended June 30, 2017.

The following table outlines product and contract total gross profit and related gross margins for the three and six month periods ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Product revenues gross profit	$2,245	$997	$3,749	$1,920
Product revenues gross margin	36%	21%	31%	21%
Contract revenues gross profit	$551	$252	$1,027	$1,147
Contract revenues gross margin	65%	42%	55%	50%
Impairment of Consumer Night Vision inventory	$(2,690)	$—	$(2,690)	—
Total gross profit	$106	$1,249	$2,086	$3,067
Total gross margin	2%	24%	15%	27%
Total gross margin excluding HMD impairment	40%	24%	34	27

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three and six months ended June 30, 2018 includes an impairment charge of $2.7 million related to Consumer Night Vision inventory.   Excluding the impairment charge, the total gross profit for the three and six month periods ended June 30, 2018 increased $1.2 million and $1.8 million, respectively, as compared to the prior year periods primarily reflecting increased product revenue gross profit.  Excluding the impairment charge, the total gross margin of 40% and 34%, respectively, for the three and six months periods ended June 30, 2018 increased from the total gross margin of 24% and 27%, respectively, in the prior year periods, primarily due to increased product revenues, higher average selling prices, and favorable contract revenues gross margins in the 2018 periods.  Total gross margin, net of the impairment charge, was 3% and 16% for the three and six months periods ended June 30, 2018, respectively.

Excluding the Consumer Night Vision impairment charges, the product gross profit and gross margins for the three and six months ended June 30, 2018 also increased compared to the prior year periods due to the impact of higher production volumes and yields resulting in lower costs per display.   For the three and six month periods ended June 30, 2018, contract revenue gross profit was $0.6 million and $1.0 million, respectively, compared to $0.3 million and $1.1 million, respectively, for the prior year periods.  Increased contract revenue gross profit in the three months ended June 30, 2018 was due to the addition of several military related contracts at favorable margins.  The slight decrease in gross profit in the 2018 six month period reflected higher commercial contract revenue in the prior year period, partially offset by the growth in government related contracts in the 2018 period.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	($ in thousands)			($ in thousands)
Research and development expense	$1,720	$1,177	$543	$3,351	$2,511	$840
Percentage of net revenue	24%	22%		24%	22%
Selling, general and administrative expense	$2,031	$2,153	$(122)	$4,943	$4,616	$327
Percentage of net revenue	29%	41%		35%	41%
Total operating expenses	$3,751	$3,330	$421	$8,294	$7,127	$1,167
Percentage of net revenue	53%	63%		60%	63%

Research and Development (“R&D”). R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products and processes, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses of $1.7 million and $3.3 million, respectively, for the three and six month periods ended June 30, 2018 increased by $0.5 million and $0.8 million, respectively, which on a percentage basis is an increase from 22% to 24% of revenues compared to both prior year periods.   R&D costs in the current year reflected work performed on the Company’s dPd technology including product development and process development associated with the manufacture of our direct patterned displays as well as resources expended on improving manufacturing processes.  In addition, the prior year periods reflected a higher portion of R&D allocated to commercial contracts

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three and six month periods ended June 30, 2018, decreased $0.1 million and increased $0.3 million, respectively, compared to the prior year periods.

The decrease in SG&A for the three months ended June 30, 2018 over the prior year periods reflected a more normalized run rate versus higher spending in previous quarters due largely due to professional services, legal, and travel expenses associated with our negotiations with prospective consumer electronics and volume manufacturing partners.  The increase in SG&A for the six-month period ended June 30, 2018 also included an allocation of approximately $240 thousand of transaction fees incurred in the January 2018 offering which were associated with the fair value of the warrant liability and, accordingly, expensed in SG&A.

Other Expense, net.  Other expense, net consists of changes in the fair value of warrant liability, interest income earned on cash balances and interest expense.  Expenses related to the change in fair value of warrant liability was $1.4 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2018.  This non-cash expense is associated with the increase of the liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and working capital of $8.7 million and $11.3 million, respectively, and borrowing availability under the ABL facility of $3.7 million, with no borrowings outstanding.  This is in comparison with cash and working capital of $3.5 million and $8.6 million, respectively, and borrowings outstanding and borrowing availability under the facility of $3.7 million and $1.0 million, respectively, at December 31, 2017.

Cash flow used in operating activities during the six months ended June 30, 2018 was $2.5 million, attributable to net loss of $7.1 million partially offset by non-cash expenses of $5.0 million and a net change in operating assets and liabilities of $0.4 million. Cash flow used in operating activities during the six months ended June 30, 2017 was $3.3 million.

Cash used in investing activities during the six months ended June 30, 2018 was $0.8 million related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of June 30, 2018, we had outstanding commitments to purchase approximately $1.8 million in capital expenditures, and expect to make additional capital expenditures during 2018 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the six months ended June 30, 2017 was $1.0 million for equipment purchases.

Cash provided by financing activities during the six months ended June 30, 2018 was $8.5 million and included proceeds of $12.2 million from a public and private offering, $104 thousand from the exercise of stock options and warrants, partially offset by net repayments under our credit facility of $3.8 million.  Cash provided by financing activities during the six months ended June 30, 2017 was $3.9 million.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.  The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of June 30, 2018, we had no borrowings outstanding under the ABL Facility and had unused borrowing availability of $3.7 million.  We were in compliance with all financial debt covenants.

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

Risks Related To The Microdisplay Industry

The success of our AR/VR efforts is dependent upon widespread acceptance of VR/AR systems and products in the consumer and commercial marketplace

The success of our efforts in the AR/VR market will depend on the widespread acceptance of AR/VR systems and products in the consumer and commercial market.    At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of the consumer and commercial AR/VR market. If a substantial market for AR/VR systems and products fails to develop or if our AR/VR products do not achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.

Risks Related to the Company’s decision to exit Consumer Night Vision Products business.

Although the Company has recorded an impairment loss related to their decision to exit this business, there is a risk that additional losses may be incurred upon the final disposition or sale of this business.

During the second quarter of 2018, we determined to exit the Consumer Night Vision Products business.  Our exit from this business means that various agreements and purchase orders in place for defined quantities of the Company’s night vision products will no longer be fulfilled and, as a result, we may incur significant losses. While the Company believes it has adequately accrued for the losses that may be incurred, there is the risk that additional losses may be incurred above the amounts accrued for as of June 30, 2018. Any additional losses could adversely impact our operating results and cash flows, and our stock price could decline.

While we believe we have fully reserved for the losses that may be incurred in the disposition of the Night Vision products business, there can be no assurances that we will be able to complete the exit of this business on terms that will be acceptable to us. If the disposition of our Night Vision products business is not completed as we anticipate, our ongoing business could be negatively impacted by the diversion of resources and management attention from our ongoing business and other strategic matters.

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

eMAGIN CORPORATION

Date: August 9, 2018	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: August 9, 2018	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
Chief Financial Officer
Principal Accounting and Financial Officer