Form 10-Q
period 2018-09-30
EMAGIN CORP
filed 2018-11-08
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15751

eMAGIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-1764501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 South Drive, Suite 201, Hopewell Junction, NY  12533

(Address of principal executive offices) (Zip Code)

(845) 838-7900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☐              Smaller reporting company  ☑

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  45,161,273 shares of common stock, $0.001 par value, were outstanding as of October 31, 2018.

eMagin Corporation

Form 10-Q

For the Quarter ended September 30, 2018

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, and in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report include statements about:

•	Our ability to successfully develop and market our products to customers;
•	Our ability to generate customer demand for our products in our target markets:
•	The development of our target markets and market opportunities, including the consumer market;
•	The rate of acceptance of VR/AR systems and products in the consumer and commercial marketplace;
•	Our potential exposure to product liability claims;
•	Our ability to manufacturer our products at a competitive cost;
•	Our ability to successfully implement new equipment on our manufacturing line;
•	Market pricing for our products and for competing products;
•	Increasing competition;
•

Provisions in certain of our commercial agreements and our military business that may prevent or delay an acquisition of, partnership with, or  investment in, our Company and our ability to develop original equipment manufacturer (“OEM”) and mass production partnerships;

•	Technological developments in our target markets and the development of alternate, competing technologies in them;
•	Our anticipated cash needs and our estimates regarding our capital requirements;
•	Our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing; and
•	Our efforts to sell or otherwise dispose of our consumer night vision business.

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

In this Report, references to “eMagin Corporation,” “eMagin,” “the Company,” “we,” “us,” and “our company” refer to eMagin Corporation and our wholly owned subsidiary, Virtual Vision, Inc. References to “Consumer Night Vision Business” refers to our consumer night vision products business.

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,190	$3,526
Accounts receivable, net	4,381	4,528
Unbilled accounts receivable	364	406
Inventories	8,719	8,640
Prepaid expenses and other current assets	869	1,328
Total current assets	20,523	18,428
Equipment, furniture and leasehold improvements, net	8,567	8,553
Intangibles and other assets	314	326
Total assets	$29,404	$27,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,996	$1,714
Accrued compensation	1,436	1,557
Revolving credit facility, net	—	3,808
Common stock warrant liability	3,303	784
Other accrued expenses	1,909	719
Deferred revenue	41	765
Other current liabilities	389	469
Total current liabilities	9,074	9,816

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 45,323,339 shares, outstanding 45,161,273 shares as of September 30, 2018 and issued 35,182,589 shares, outstanding 35,020,523 shares as of December 31, 2017	45	35
Additional paid-in capital	254,638	244,726
Accumulated deficit	(233,853)	(226,770)
Treasury stock, 162,066 shares as of September 30, 2018 and December 31, 2017	(500)	(500)
Total shareholders’ equity	20,330	17,491
Total liabilities and shareholders’ equity	$29,404	$27,307

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:

Product	$6,048	$4,014	$18,127	$13,050
Contract	819	266	2,673	2,559
Total revenues, net	6,867	4,280	20,800	15,609

Cost of revenues:

Product	3,926	3,802	12,256	10,918
Contract	562	200	1,389	1,346
Impairment of Consumer Night Vision Business inventory	—	—	2,690	—
Total cost of revenues	4,488	4,002	16,335	12,264

Gross profit	2,379	278	4,465	3,345

Operating expenses:

Research and development	1,590	1,271	4,941	3,782
Selling, general and administrative	2,039	1,970	6,982	6,586
Total operating expenses	3,629	3,241	11,923	10,368

Loss from operations	(1,250)	(2,963)	(7,458)	(7,023)

Other income (expense):
Change in fair value of common stock warrant liability	1,311	—	387	—
Interest income (expense), net	1	(27)	(12)	(249)
Other income (expense), net	1	(2)	—	11
Total other income (expense)	1,313	(29)	375	(238)
Income (loss) before provision for income taxes	63	(2,992)	(7,083)	(7,261)
(Provision) benefit for income taxes	—	—	—	—

Net income (loss)	$63	$(2,992)	$(7,083)	$(7,261)
Less net income allocated to participating securities	9	—	—	—
Net income (loss) allocated to common shares	$54	$(2,992)	$(7,083)	$(7,261)

Loss per share, basic	$0.00	$(0.09)	$(0.16)	$(0.22)
Loss per share, diluted	$0.00	$(0.09)	$(0.16)	$(0.22)

Weighted average number of shares outstanding:

Basic	45,149,717	34,972,589	44,182,379	33,214,262

Diluted	45,265,370	34,972,589	44,182,379	33,214,262

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(7,083)	$(7,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,482	1,588
Change in fair value of common stock warrant liability	(387)	—
Impairment of Consumer Night Vision Business inventory	2,690	—
Impairment of Consumer Night Vision Business tooling	76	—
Stock-based compensation	512	520
Changes in operating assets and liabilities:
Accounts receivable	147	(594)
Unbilled accounts receivable	42	926
Inventories	(1,349)	(1,645)
Prepaid expenses and other current assets	55	(92)
Deferred revenues	(724)	543
Accounts payable, accrued expenses, and other current liabilities	164	(895)
Net cash used in operating activities	(4,375)	(6,910)
Cash flows from investing activities:
Purchase of equipment	(1,469)	(1,157)
Net cash used in investing activities	(1,469)	(1,157)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(3,808)	(932)
Proceeds from public offering, net	12,172	5,811
Payments of debt issuance costs	—	(158)
Proceeds from warrant exercise, net	46	—
Proceeds from exercise of stock options	98	69
Net cash provided by financing activities	8,508	4,790
Net increase (decrease) in cash and cash equivalents	2,664	(3,277)
Cash and cash equivalents, beginning of period	3,526	5,241
Cash and cash equivalents, end of period	$6,190	$1,964

Cash paid for interest	$44	$65
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2017 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The total intangible amortization expense was approximately $13 thousand and $27 thousand for the three and nine month periods ended September 30, 2018 and 2017, respectively.  Estimated future amortization expense as of September 30, 2018 is as follows (in thousands):

Fiscal Years Ending December 31,	Total Amortization
(unaudited)
2018 (three months remaining)	$13
2019	32
2020	9
2021	8
2022	8
Later years	24
$94

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Beginning balance	$382	$609	$468	$584
Warranty accruals and adjustments	39	19	20	135
Warranty claims	(35)	(39)	(102)	(130)
Ending balance	$386	$589	$386	$589

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income (loss)	$63	$(2,992)	$(7,083)	$(7,261)
Income allocated to participating securities	9	—	—	—
Income (loss) allocated to common shares	$54	$(2,992)	$(7,083)	$(7,261)

Weighted average common shares outstanding - Basic	45,149,717	34,972,589	44,182,379	33,214,262
Dilutive effect of stock options	115,653	—	—	—
Weighted average common shares outstanding - Diluted	45,265,370	34,972,589	44,182,379	33,214,262

Net loss per share:
Basic	$-	$(0.09)	$(0.16)	$(0.22)
Diluted	$-	$(0.09)	$(0.16)	$(0.22)

The following table sets forth the potentially dilutive common stock equivalents for the three and nine month periods ended September 30, 2018 and 2017 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Options	4,843,468	5,142,448	4,959,120	5,142,448
Warrants	9,055,773	5,081,449	9,055,773	5,081,449
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	21,444,574	17,769,230	21,560,226	17,769,230

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
(unaudited)
Balance as of January 1, 2018	$784
Fair value of warrants issuance during period	2,906
Change in fair value of warrant liability, net	(387)
Balance as of September 30, 2018	$3,303

The fair value of the liability for common stock purchase warrants at issuance and at September 30, 2018 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the remaining contractual term of the warrants from 3.7 to 4.3 years, risk-free interest rates ranging from 2.86% to 2.87%,  no expected dividends and expected volatility of the price of the underlying common stock ranging from 47.5% to 48.0%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended September 30, 2018, one customer accounted for 12% of net revenues.  For the nine months ended September 30, 2018, there were no single customers accounting for over 10% of net revenues. As of September 30, 2018,  one customer accounted for 14% of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.

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

In August 2018, the FASB issued guidance which adds, amends and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date.  In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively.  The Company is currently evaluating this new standard and its impact on our consolidated financial statements.

SEC Disclosure Update and Simplification

The Securities and Exchange Commission has also recently issued several final rules, including but not limited to SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification (“Final Rule”), which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements.  This Final Rule is intended to facilitate disclosure information provided to investors and simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders' equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed.  The final rule is effective on November 5, 2018, however the SEC staff announced that it would not object if the filer's first presentation of the changes in shareholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company plans to use the new presentation of a condensed consolidated statement of shareholders equity within its interim financial statements beginning in its Form 10-Q for the quarter ending March 31, 2019.   We do not anticipate any material impact to our consolidated financial statements and related disclosures upon adoption.

Note 1A:    Impairment of Consumer Night Vision Business Assets

During the quarter ended June 30, 2018 the Company made a decision to exit the business associated with its two consumer night vision products, BlazeSpark and  BlazeTorch (the “Consumer Night Vision Business”).  The Company’s decision was based on lower than anticipated sales and an assessment performed during the quarter of the anticipated level of additional engineering, marketing and financial resources necessary to modify the products for an expanded market.  As a result, the Company concluded an impairment had occurred and wrote-down $2.7 million of related Consumer Night Vision Business inventory, which includes an accrual of $1.4 million of inventory purchased by a contract manufacturer in anticipation of future production, and $0.1 million of production tooling, which are reflected in cost of revenues in the accompanying Condensed Consolidated Statements of Operations.

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

Disaggregation of Revenue

The Company's sells its products directly to original equipment manufacturers and military contractors in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors.  R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Condensed Consolidated Statements of Operations.  Additional disaggregated revenue information for the three and nine month periods ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
North and South America	$2,947	$2,192	$11,264	$9,479
Europe, Middle East, and Africa	2,444	1,634	7,131	4,378
Asia Pacific	1,476	454	2,405	1,752
Total	$6,867	$4,280	$20,800	$15,609

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Commercial	35%	22%	24%	29%
Military	46%	45%	53%	50%
Commercial and Military	19%	33%	23%	21%
	100%	100%	100%	100%

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $4.4 million and $4.5 million as of September 30, 2018 and December 31, 2017, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet as of September 30, 2018.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Unbilled Receivables (contract assets)	$364	$406
Deferred Revenue (contract liabilities)	(41)	(765)
Net contract asset (liability)	$323	$(359)

In the third quarter and first nine months of fiscal 2018, the Company recognized no revenue and $721 thousand of revenue, respectively, related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.2 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from Original Equipment Manufacturers (“OEM’s”). Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Accounts receivable	$4,520	$4,643
Less allowance for doubtful accounts	(139)	(115)
Accounts receivable, net	$4,381	$4,528

Note 4:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Raw materials	$2,982	$4,054
Work in process	2,043	1,352
Finished goods	5,105	5,024
Total inventories	10,130	10,430
Less inventory reserve	(1,411)	(1,790)
Total inventories, net	$8,719	$8,640

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

The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of September 30, 2018, the Company had no borrowings outstanding, had unused borrowing availability of $4.9 million and was in compliance with all financial debt covenants.

For the three months and nine months ended September 30, 2018, interest expense includes interest paid, capitalized or accrued of $30 thousand, and $72 thousand, respectively, on outstanding debt.  Interest expense for the three and nine-month periods ended September 30, 2018 includes the amortization of debt issuance costs of $20 thousand and $41 thousand, respectively.

Note 6:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Cost of revenues	$(5)	$6	$29	$18
Research and development	28	25	73	74
Selling, general and administrative	154	159	410	428
Total stock compensation expense	$177	$190	$512	$520

At September 30, 2018, total unrecognized compensation costs related to stock options was approximately $0.6 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	2.16-2.75%	0.71-1.65%
Expected volatility	45.3 to 50.0%	49.1 to 59.4%
Expected term (in years)	3.5 to 4.75	3.5 to 5.0

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is presented in the following table (unaudited):

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017		4,768,838	$3.02
Options granted		587,350	1.70
Options exercised		(99,937)	0.98
Options forfeited		(47,000)	1.78
Options cancelled or expired		(250,131)	4.15
Outstanding at September 30, 2018		4,959,120	$2.86	4.04	$146,325
Vested or expected to vest at September 30, 2018	(1)	4,951,630	$2.86	4.11	$144,325
Exercisable at September 30, 2018		4,584,666	$2.92	3.97	$144,325

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  For the three months and nine month periods ended September 30, 2018, the aggregate intrinsic value of options exercised was $49 thousand and $56 thousand, respectively.   The Company issues new shares of common stock upon exercise of stock options.

Note 7:  Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the nine-month period ended September 30, 2018, options to purchase 99,937  shares were exercised for proceeds of $98 thousand; and warrants to purchase 30,000 shares were exercised for proceeds of $46 thousand.  Options to purchase 50,000 shares were exercised during the three months ended September 30, 2018.

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

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three and nine month periods ended September 30, 2018 and 2017 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine month periods ended September 30, 2018 and 2017 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2018, the Company determined that based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 9:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $1.5 million at September 30, 2018.

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

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of September 30, 2018 related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise, as defined in the warrant agreement.

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

We determined that, based on the Black Sholes methodology, the liability for the January and February common stock warrants had a combined initial fair value of $2.9 million, and a fair value as of September 30, 2018 of $2.7 million.  In addition, warrants the company issued that were classified as liabilities had a fair value of $0.8 million at December 31, 2017 and $0.6 million as of September 30, 2018.  The combined changes in fair value as of September 30, 2018 was reflected as income from change in the fair market value of common stock warrant liability of $1.3 million and $0.4 million in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2018, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

We are a leader in the manufacture of microdisplays using organic light emitting diode (OLED) technology. We design, develop, manufacture and market OLED miniature displays, which we refer to as OLED-on-silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large‑screen television. Our products enable our OEM customers in the defense, industrial, enterprise and consumer markets to develop and market improved or new electronic products.  We believe that a key growth area for us is the consumer electronic OEM market. Our potential channels to this market include licensing our direct patterning (dPdTM) technology and partnering for the mass production of microdisplays. We believe that our dPd technology is a key differentiator across all markets that we serve.  For example, during 2019, we believe it will enables higher performance in defense applications for aviation and ground programs.  As the market evolves, we believe it will enable next generation augmented reality/virtual reality (AR/VR) hardware for the consumer and enterprise segments because of the high brightness and high pixel per inch (PPI) density afforded by the technology.

We believe that our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays, including higher contrast, greater power efficiency, less weight, more compact size, and negligible image smearing. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution and power efficient systems. Already proven in military and commercial systems, our product portfolio of OLED microdisplays deliver high‑resolution, flicker‑free virtual images that perform effectively even in extreme temperatures and high‑vibration conditions. We also believe that our dPd technology gives us a substantial advantage over other OLED microdisplays because it allows us to produce microdisplays with the high brightness required for VR and AR. Traditional OLED microdisplays utilize white emitting OLED with color filters that lessen the intensity of emitted light by as much as 85%, significantly reducing brightness. Microdisplays manufactured by direct patterning do not require color filters to achieve color variations and allow for the application of more efficient OLED structures which achieve high brightness. Direct patterning also allows for much lower power and longer life when run at the same luminance of a color filter display

We have developed our own intellectual property portfolio that includes 34 U.S. patents and 26 U.S. patent applications, and have over 20 years of manufacturing know-how and other proprietary technologies to create high performance OLED microdisplays. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED-on-silicon microdisplay technology. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED-on-silicon microdisplays.

We derive the majority of our revenue from sales of our OLED microdisplay products. We also earn revenue from commercial, consumer product and government development contracts that may complement and support our internal research and development programs. In addition, we generate sales from optics and microdisplays combined with optics.

We were formed through the merger of Fashion Dynamics Corporation, which was organized on January 23, 1996 under the laws of the State of Nevada, and FED Corporation, a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. Simultaneous with this merger, we changed our name to eMagin Corporation. We are incorporated in the state of Delaware.

Our common stock is traded on the NYSE: American under the symbol EMAN.

Overview

We believe that we will maintain our leadership position in our base defense and industrial business by continuing to improve both product performance and manufacturing processes.  Our technology roadmap is expected to enable us to maintain our competitive advantage as our focus on high brightness aligns well with the performance requirements of future military ground and aviation programs in the US and elsewhere. We also believe that a key growth opportunity for us is the consumer electronic OEM market. We believe that our dPd technology is a key differentiator for enabling next generation AR/VR hardware for the consumer and enterprise segments because of its brightness and pixel density.  Our strategy for this segment is to secure channels to this market, licensing our direct patterning technology and partnering with established high volume manufacturers in the mass production of microdisplays. Our overarching goal for the consumer segment is to partner with industry leaders in consumer electronics who can help us capitalize on our technology to meet the needs of end users from both a cost and performance standpoints.

In addition to our consumer initiatives, we made progress towards our goals of securing new U.S. military programs while broadening our presence in foreign military, commercial and industrial markets. We continue to participate in government discussions on microdisplay development for future defense aviation/mounted/ground programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced soldier performance and accelerated decision making.  As the only US based manufacturer of OLED microdisplays, we are also working to secure additional government funding to ensure the advancement of our manufacturing capabilities in support of defense programs that can benefit from incorporating our high brightness direct patterned OLED microdisplays.

Overall, interest in eMagin microdisplays continues to increase as evidenced during discussions with customers and presentations to existing and potential customers at tradeshows. During 2018 we have or will be exhibiting at Shot Show, the largest event for the recreational hunting and shooting market, Defense and Commercial Sensing Exposition (SPIE), Army Aviation Association of America (Quad A), Special Operations Force Industry Conference (SOFIC), Association of the United States Army (AUSA), Eurosatory-France, Land, Naval & Internal Homeland Security Systems Exhibition, the Society for Information Display (SID), Solid State Devices and Materials (SSDM) conference, and the International Meeting on Information Display (IMID) and OLED World Summit, among others. Our presentations and demonstrations at many of these conferences on the application of our displays to next generation AR/VR are very well received by the audiences.

A key element of our marketing is the expansion of our presence in in new, high potential markets.  We are experiencing heightened interest and requests for quotation from a variety of international companies that are familiar with the performance of our microdisplays.  In particular, we are focusing on the rapidly growing Indian defense/commercial market.  Following our exposure at the DefExpo18 India show in the second quarter of 2018, we began shipping samples for evaluation and testing, have five new customers, and received a production quantity order during the third quarter 2018.

Our technology development efforts continue to focus on advancing and enhancing our leading dPd display technology.  During the first three quarters of 2018, we continued to improve the performance and appeal of our dPd displays by lowering power consumption by 20 percent and demonstrating a maximum brightness of more than 7,500 nits.   We believe that this high brightness OLED-on-silicon technology is gaining greater attention in the AR/VR industry, which requires high brightness, and has contributed to our signing agreements with multiple Tier One consumer product and electronics companies.

Operationally, we furthered our progress on our multi-year yield improvement initiative as we increased production resources, made key technical hires, and installed new, advanced production equipment.  This initiative will enable us to increase production capacity, lower unit costs and achieve greater operating efficiencies, positioning us to meet growing customer demand and achieve higher gross profits.  As part of our yield improvement initiative, we also made capital equipment acquisitions over the past several quarters, which we are currently qualifying or have now been qualified for production.  We expect that these additions will reduce our dependency on critical equipment at key stages of the production process and provide greater operating flexibility, permitting us to address the increasingly demanding needs of our customers without compromising throughput volumes or unit profitability.

Our efforts led to higher yields during the third quarter, which contributed to a higher gross margin on our product display revenues.  Investments in engineering resources, equipment, and manufacturing process improvements made both internally and through government funding received during the quarter also contributed to sustained yield increases. Our four highest volume microdisplay product types exceeded yield targets in the third quarter and we believe are well positioned to continue to achieve if not surpass yield targets for the fourth quarter.  These improvements to our production yields and our manufacturing processes contributed to higher production volume capacity during the quarter that will enable us to accommodate the anticipated higher demand in subsequent quarters. We have committed engineering and production resources to refine the manufacturing processes of our higher brightness displays as well as to increase throughput.

These processes and investments in production equipment are also improving delivery times and product quality. On-time-delivery continues to exceed our internal targets for the first time in several quarters. The results of quality and service audits conducted by multiple major customers have validated these improvements.

New Business

As we continue our consumer initiatives, we are seeing growing demand for our products, particularly under U.S. military and aviation programs and with new and existing international customers. During the quarter, we sold to 66 customers and supplied product for the commencement of 23 new programs.  The increased demand is leading to more orders and the requested acceleration of existing orders.  As of December 31, 2017, we had a backlog of approximately $9.8 million in products ordered for delivery through December 31, 2018. As of September 30, 2018 our backlog of products ordered for delivery through September 30, 2019, was $10.9 million reflecting continued strength in bookings during the quarter.   Overall, our backlog may vary from quarter to quarter depending upon the timing of when orders are received and shipment dates scheduled, although we are generally seeing continuing growth in our backlog over the past year.  Backlog consists of nonbinding purchase orders and purchase agreements for product scheduled to be shipped over the subsequent twelve months.

Among our military and commercial successes during the quarter were the following noteworthy accomplishments:

•

We made progress with the OLED upgrade to a production helmet for a multi-service, multi-country, fixed wing aircraft program.  Our OLED displays will be replacing the LCD displays currently employed in these helmets.  Displays required for Initial Operational Capability are scheduled to begin shipping in the fourth quarter. We continue to progress toward Limited Rate Initial Production.

•

We received an order totaling $400 thousand in support of the Javelin Missile program Command Launch Unit (CLU). A follow-on order worth $560 thousand is anticipated in the fourth quarter.    Separately, we received our third order for displays for the Javelin trainers.

•

We supported multiple prime contractors with display deliveries for pre-production units for the US Army Enhanced Night Vision Goggle program and are providing additional engineering support for the  Binocular (ENVG-B) program.  This program is anticipated to commence production in 2019 with an overall acquisition objective by the US Army of 190,000 systems.

•

We delivered final displays to support a major US Army helicopter helmet upgrade program to retrofit high brightness microdisplays into the current fielded helmet. Ground and flight tests are scheduled for the fourth quarter.

•	We received three new awards from the US Army totaling $545 thousand for an OLED display production and yield improvement project. This brings total awards under the project to $830 thousand.

•

We received a follow-on contract for the Family of Weapon Sight – Individual (FWS-I) program following the delivery of displays for the LRIP phase of the program late last year.  We are currently in the process of finalizing another follow-on contract for the FWS-I.

•

We received approval of our design from a Tier 1 consumer electronics partner for prototype displays featuring very high brightness and resolution, a wide field of view, no screen door effect and our patented Direct Patterning dPd technology.  Our foundry partner is manufacturing the silicon wafers which will be shipped to eMagin for OLED production.

•

We received a $780 thousand order from an existing medical device customer for upgrading their equipment to our high brightness XLT technology. These displays will be delivered over the next twelve months. Additionally, we continue to expand our presence in the medical field with the second order from a new customer who is developing/prototyping a new surgical application device using eMagin displays. This customer anticipates bringing these systems to market in early 2019.

•	We delivered the first 2K x 2K compact board interface to an aviation prime for the development of a next generation helmet prototype.

New Technology Development

Our technology development centers on advancing our industry-leading high brightness full-color microdisplays including our proprietary dPd technology. Recent improvements in our manufacturing processes have led to the production of microdisplays with brightness levels that surpass the 5,000 nits threshold requirements of Tier One companies for their AR/VR applications and put us on track to surpass the brightness levels required by the military. We have developed microdisplays that achieve a measured brightness of 7,500 nits and are targeting a brightness of 15,000 nits in full color.

We have also made proprietary architectural improvements and incorporated superior performing OLED materials that have led to a demonstrated improvement in the efficiency and lifetime of our displays by more than 50%.  In concert with these initiatives, we are upgrading our existing direct patterning equipment, which we expect significantly extend the lifetime of our dPd displays while improving production yields.   The equipment upgrade is scheduled to be completed by the end of the first quarter of 2019.

We believe our dPd 2K x 2K displays demonstrate the best combination of high brightness and resolution in the global market today.  We have designed these displays to incorporate the attributes that we believe consumer electronics companies seek for their next generation products such as variable persistence and global illumination.  We view the continued development and demonstration of the advantages of our dPd technology as integral to driving our growth in the consumer AR/VR markets, and to accelerate our discussions with mass production partners.

New Product Development

We are developing both small pixel and large area microdisplay architectures for wearable consumer applications. These efforts are actively driven by our consumer electronics customers and are aimed at leveraging our dPd technology for cost effective, large volume production systems.

During the third quarter of 2018, we completed the critical design review for a next generation AR/VR microdisplay. The first prototype, which will use our dPd technology, is on schedule for completion in early 2019. This display will have very high resolution, high frame rate and other characteristics needed for AR/VR applications.

In addition, a compact interface for our 2K x 2K displays, which is capable of driving 120 Hz frame rates, was completed during the second quarter and we continued to provide samples to key potential customers in the third and fourth quarters.. The compact size and long interface cable makes this system ideally suited for head wearable applications for military and consumer applications and is compliant with the DisplayPort standard commonly found on modern laptop and desktop computers.

Employees

At September 30, 2018, we had 107 employees, of whom 104 were full-time employees, as compared to 100 employees, of whom 97 were full-time employees, at December 31, 2017.

A detailed discussion of our business and operations may be found in Part I, “Business,” of our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, and as filed with the Securities and Exchange Commission on March 29, 2018.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

All of our revenues are earned from contracts with customers and are classified as either Product or Contract revenues.  Contracts include written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays.  Our performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.   As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, we do not maintain contract asset balances for product revenue. Additionally, we do not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product.   We offer a one-year product warranty, for replacement of product only, and does not allow returns.  We offer industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfer.

We also recognize revenues under the over-time method from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.  These rates are subject to audit by the other party.  Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract.   Under the over-time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.  The incidental costs related to obtaining product sales contracts are non-recoverable from customers; and accordingly, are expensed as incurred.

Income Taxes

We evaluate our deferred tax assets and their potential realizability each quarter to determine if we should make any changes to the valuation allowance.  As of September 30, 2018, we determined that based on all available evidence, both positive and negative, including the our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore, we continued to record a full valuation allowance.

Other critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, relate to product warranty, use of estimates, fair value of financial instruments and stock-based compensation, and additional information on accounting for income taxes.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Product	$6,048	$4,014	$2,034	$18,127	$13,050	$5,077
Contract	819	$266	553	2,673	2,559	114
Total revenue, net	$6,867	$4,280	$2,587	$20,800	$15,609	$5,191

Revenues for the three and nine months ended September 30, 2018 were $6.9 million and $20.8 million, respectively, as compared to $4.3 million and $15.6 million, respectively, for the three and nine months ended September 30, 2017.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware.   For the three and nine months ended September 30, 2018, product revenue increased by $2.0 million and $5.1 million, respectively, as compared to the three and nine months ended September 30, 2017.   The increase in display revenues in the third quarter of 2018 and the year to date period was primarily due to continued growth from new U.S. and foreign military programs and a larger proportion of sales of displays with higher average unit prices. The 2017 product revenue for the three and nine month periods was unfavorably impacted by the wind down of certain military programs.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts and non-recurring engineering (“NRE”) contracts.  For the three and nine months ended September 30, 2018, contract revenue increased by $0.6 million and $0.1 million, respectively, compared to the same periods last year.  The increase in contract revenue for the three months ended September 2018 was primarily due to the acceleration of consumer development work, expanded activity with a major aviation program and the receipt of U.S. Government funding for yield improvement projects.  The increase in contract revenue for the nine month period ended September 30, 2018 was primarily due to higher commercial contract revenues, work expended on the major aviation program and government-funded yield improvement initiatives in the 2018 period, partially offset by the completion of a large military contract during the current period.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Product	$3,926	$3,802	$124	$12,256	$10,918	$1,338
Contract	562	200	362	1,389	$1,346	43
Impairment of Consumer Night Vision Business inventory	—	—	—	2,690	-	2,690
Total cost of revenues	$4,488	$4,002	$486	$16,335	$12,264	$4,071

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three months ended September 30, 2018 increased by $0.5 million and $4.1 million, respectively, compared to the prior year’s period.  Total cost of revenues of $16.3 million for nine months ended September 30, 2018 includes a $2.7 million impairment of Consumer Night Vision Business inventory recorded during the quarter ended June 30, 2018.   Cost of contract revenue includes direct and allocated indirect costs associated with performance of deliverables under contracts.  Excluding the effects of the Consumer Night Vision Business impairment, total cost of revenues for the three and nine months periods ended September 30, 2018 increased by $0.5 million and $1.4 million, respectively, as compared to the prior year periods, primarily due to higher volumes sold.  On a unit cost basis, costs during the 2018 periods decreased as our fixed production costs were absorbed over a higher number of displays produced.

Excluding the impact of the Consumer Night Vision Business impairment, total cost of revenues as a percentage of revenues was 65% and 66%, respectively, for the three and nine month periods ended September 30, 2018, as compared to 94% and 79%, respectively, for the three and nine month periods ended September 30, 2017.

The following table outlines product and contract total gross profit and related gross margins for the three and nine month periods ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Product revenues gross profit	$2,122	$212	$5,871	$2,132
Product revenues gross margin	35%	5%	32%	16%
Contract revenues gross profit	$257	$66	$1,284	$1,213
Contract revenues gross margin	31%	25%	48%	47%
Impairment of Consumer Night Vision Business inventory	$—	$—	$(2,690)	—
Total gross profit	$2,379	$278	$4,465	$3,345
Total gross margin	35%	7%	21%	21%
Total gross margin excluding the Consumer Night Vision Business Impairment	35%	7%	34	21

Total gross profit is a function of revenues less cost of revenues. Gross profit for the nine months ended September 30, 2018 includes an impairment charge of $2.7 million related to Consumer Night Vision Business inventory.   Excluding the impairment charge, the total gross profit for the three and nine month periods ended September 30, 2018 increased $2.1 million and $3.8 million, respectively, as compared to the prior year periods primarily reflecting increased product revenue gross profit.  Total gross margin, net of the impairment charge, was 35% and 34% for the three and nine months periods ended September 30, 2018, respectively.   Excluding the impairment charge, the total gross margin of 35% and 34%, respectively, for the three and nine months periods ended September 30, 2018 increased from the total gross margin of 7% and 21%, respectively, in the prior year periods, primarily due to increased product revenues in the 2018 periods.

Excluding the Consumer Night Vision Business impairment charges, the product gross profit and gross margins for the three and nine months ended September 30,  2018 increased compared to the prior year periods due to the allocation of production overheads to higher production display volumes in the 2018 periods, thereby resulting in lower costs per display.   For the three and nine month periods ended September 30, 2018, contract revenue gross profit was $0.3 million and $1.3 million, respectively, compared to $0.1 million and $1.2 million, respectively, for the prior year periods.  Increased contract revenue gross profit in the three months and nine month periods ended September 30, 2018 was primarily due to the addition of several military related contracts at favorable margins.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	($ in thousands)			($ in thousands)
Research and development expense	$1,590	$1,271	$319	$4,941	$3,782	$1,159
Percentage of net revenue	23%	30%		24%	24%
Selling, general and administrative expense	$2,039	$1,970	$69	$6,982	$6,586	$396
Percentage of net revenue	30%	46%		34%	42%
Total operating expenses	$3,629	$3,241	$388	$11,923	$10,368	$1,555
Percentage of net revenue	53%	76%		57%	66%

Research and Development (“R&D”). R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products and processes, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses of $1.6 million and $4.9 million, respectively, for the three and nine month periods ended September 30, 2018 increased by $0.3 million and $1.2 million, respectively, which on a percentage basis was a decrease from 30% to 24% of revenues in the current year quarter and 24% of revenues in both nine month periods.   R&D costs in the current year reflected work performed on the Company’s dPd technology including product development and process development associated with the manufacture of our direct patterned displays as well as resources expended on improving manufacturing processes.  In addition, the prior year periods reflected a higher portion of R&D allocated to commercial contracts.

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three and nine month periods ended September 30, 2018, increased $0.1 million and $0.4 million, respectively, compared to the prior year periods.

SG&A expenses for the three months ended September 30, 2018 were comparable to the prior year periods and decreased on a percentage of revenue basis from 46% to 30% in the current quarter.  The increase in SG&A for the nine-month period ended September 30, 2018 also included an allocation of approximately $240 thousand of transaction fees incurred in the January 2018 offering which were associated with the fair value of the warrant liability and, accordingly, expensed in SG&A.  SG&A costs for the nine month periods decreased on a percentage of revenue basis from 42% to 34% in the current year’s period.

Other Expense, net.  Other expense, net consists of changes in the fair value of warrant liability, interest income earned on cash balances and interest expense.  Income related to the change in fair value of warrant liability was $1.3 million and $0.4 million, respectively, for the three and nine month periods ended September 30, 2018.  This non-cash expense is associated with a decrease in the liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and working capital of $6.2 million and $11.5 million, respectively, and borrowing availability under the ABL facility of $4.9 million, with no borrowings outstanding.  This is in comparison with cash and working capital of $3.5 million and $8.6 million, respectively, and borrowings outstanding and borrowing availability under the facility of $3.7 million and $1.0 million, respectively, at December 31, 2017.

Cash flow used in operating activities during the nine months ended September 30, 2018 was $4.4 million, attributable to net loss of $7.1 million partially offset by non-cash expenses of $4.3 million and a net change in operating assets and liabilities of $1.6 million. Cash flow used in operating activities during the nine months ended September 30, 2017 was $6.9 million.

Cash used in investing activities during the nine months ended September 30, 2018 was $1.5 million related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of September 30, 2018, we had outstanding commitments to purchase approximately $1.5 million in capital expenditures, and expect to make additional capital expenditures during 2018 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the nine months ended September 30, 2017 was $1.2 million for equipment purchases.

Cash provided by financing activities during the nine months ended September 30, 2018 was $8.5 million and included proceeds of $12.2 million from a public and private offering, $144 thousand from the exercise of stock options and warrants, partially offset by net repayments under our credit facility of $3.8 million.  Cash provided by financing activities during the nine months ended September 30, 2017 was $4.7 million.

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

Underwritten Public Offering and Concurrent Private Placement

On January 25, 2018, we entered into an underwriting agreement to issue and sell 9,807,105 shares of Company Common Stock, together with warrants to purchase 3,922,842 shares of Common Stock with an initial exercise price of $1.55 per share (at a public offering price of $1.35 per fixed combination consisting of one share of Common Stock and associated warrant to purchase four tenths of one share of Common Stock).  These share and warrant amounts include the exercise of an overallotment option by the underwriter to purchase 1,279,187 additional shares of Common Stock and additional warrants to purchase 511,674 shares of Common Stock.  The Common Stock and Warrants were registered on a Form S-1.  The offering closed on January 29, 2018 and the Company received net proceeds after underwriting discounts and expenses of $11.9 million.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.  The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of September 30, 2018, we had no borrowings outstanding under the ABL Facility and had unused borrowing availability of $4.9 million.  We were in compliance with all financial debt covenants.

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

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

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

eMAGIN CORPORATION

Date: November 8, 2018	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: November 8, 2018	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
President and Chief Financial Officer
Principal Accounting and Financial Officer