Form 10-K
period 2018-12-31
EMAGIN CORP
filed 2019-03-28
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter,  the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE American of $1.80 was approximately $54.0 million.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of March 1, 2019 was 45,031,332

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

eMAGIN CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

In particular, forward-looking statements in this Report include statements about:

•	our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern;
•	our ability to generate additional revenue or secure additional external financing when, or if, required, in order to continue our current operations;
•	our ability to meet our obligations as they become due over the next twelve months;
•	our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing;
•	our anticipated cash needs and our estimates regarding our capital requirements;
•	our ability to manufacture our products on a timely basis and at a competitive cost;
•	our ability to protect our intellectual property;
•	our ability to successfully develop and market our products to customers;
•	our ability to generate customer demand for our products in our target markets;
•	the development of our target markets and market opportunities, including the consumer market;
•	technological developments in our target markets and the development of alternate, competing technologies in them;
•	the rate of acceptance of AR/VR systems and products in the consumer and commercial marketplace;
•	our potential exposure to product liability claims;
•	our ability to meet customers’ delivery schedules;
•	our ability to successfully remediate manufacturing issues that have resulted in production delays and successfully integrate new equipment on our manufacturing line;
•	market pricing for our products and for competing products;
•

the concentration of a significant ownership percentage in our Company in a relatively small number of stockholders and the ability of one or more of such stockholders to exert substantial control over our affairs;

•

changes in demand by OEM customers for advanced microdisplays, limited availability of suppliers and foundries, high costs of raw materials, pricing pressure brought by the marketplace or governmental customers and other factors that impact the commercial, military and consumer markets in which we operate;

•	increasing competition;
•

provisions in certain of our organizational documents, commercial agreements and our military contracts that may prevent or delay an acquisition of, partnership with, or investment in, our Company and our ability to develop original equipment manufacturer and mass production partnerships; and

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

eMagin® is a registered trademark of eMagin Corporation. dPdTM is an unregistered trademark of eMagin. All rights reserved. All other trademarks used in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Introduction

We design, develop, manufacture and market organic light emitting diode, or OLED miniature displays, which we refer to as OLED-on-silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large‑screen television. Our products enable our original equipment manufacturer, or OEM, customers in the military, and commercial markets to develop and market improved or new electronic products.

We believe that our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays, including higher contrast, greater power efficiency, less weight, more compact size, and negligible image smearing. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution and power efficient systems. Already proven in military and commercial systems, our product portfolio of OLED microdisplays deliver high‑resolution, virtual images that perform effectively even in extreme temperatures and high‑vibration conditions.

Our OEM customers incorporate our OLED displays in a variety of products including, military aviation helmets,  military weapons sights and targeting systems, night vision and thermal imaging devices, training and simulation, visualization for ocular surgery, mobile ultrasound and augmented reality applications.

We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED-on-silicon microdisplay technology. We have an intellectual property portfolio that includes 32 U.S. patents and 24 pending U.S. patent applications (two of which have received a Notice of Allowance), and have over 20 years of manufacturing know-how and other proprietary technologies to create our high performance OLED microdisplays. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED-on-silicon microdisplays.

We also believe that our dPd technology which we introduced during 2018, gives us an advantage over other OLED microdisplays because it allows us to produce microdisplays with the high brightness required for VR and AR and certain military applications. Traditional OLED microdisplays utilize white emitting OLED with color filters that lessen the intensity of emitted light by as much as 85%, significantly reducing brightness. Microdisplays manufactured by direct patterning do not require color filters to achieve color variations and allow for the application of more efficient OLED structures which achieve higher brightness. Direct patterning also allows for much lower power and longer life when run at the same luminance of a color filter display

We derive the majority of our revenue from sales of our OLED microdisplay products to the military, commercial and consumer markets. We also earn revenue from government research and development contracts. In addition, we generate limited sales from optics and microdisplays combined with optics.

We were formed in March 2000, through the merger of Fashion Dynamics Corporation, and FED Corporation, a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. Simultaneous with this merger, we changed our name to eMagin Corporation. We are incorporated in the state of Delaware.

Our common stock is traded on the NYSE: American under the symbol EMAN.

Our Industry

A microdisplay generally has a screen size that is less than two inches in diagonal. The miniature size enables microdisplays to be used in a wide variety of applications that require a screen that takes up small space, such as head‑mounted displays or HMDs, weapon sights and viewfinders of digital cameras. Microdisplays are used across various industries, including the military, commercial and consumer markets in which we operate. Microdisplays provide many advantages over other displays where small size is a requirement. Benefits include compact size, high brightness and resolution, low power consumption, and high contrast.

Our Technology Platform

Our microdisplays are based upon active matrix small molecule OLED technology, which we refer to as active matrix OLED or AMOLED. Our AMOLED technology permits millions of individual low‑voltage light sources to be built on low‑cost, silicon computer chips to produce single color, white or full‑color display arrays. Using our OLED technology, many computer and video electronic system functions can be built directly into the silicon chip, under the OLED film, resulting in a compact, integrated system with lower overall system costs relative to alternative technologies.

OLEDs are thin films of stable organic materials that emit light of various colors when a voltage is applied to them. OLEDs are emissive devices, which mean that they create their own light, as opposed to liquid crystal displays, which require a separate light source. As a result, our OLED microdisplays use less power and deliver much higher contrast and fuller color than liquid crystal microdisplays. Unlike liquid crystal displays which use crossed polarizers to generate black level, OLED displays exhibit an extremely high contrast ratio which results in very vivid images. Because the light they emit is lambertian, which means that it appears equally bright from most forward directions, a moderate movement in the eye does not change the image brightness or color as it does in other technologies.

Our technology is based on integrating a proprietary OLED device with a specially designed silicon backplane to produce efficient and high performance AMOLED microdisplays. Our OLED displays incorporate a proprietary, top‑emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED microdisplays emit full visible spectrum (white) light that is isolated with color filters to create color images. Our microdisplays have a brightness that can be greater than that of a typical notebook computer and can have a potential useful life of over 50,000 operating hours in certain applications. New processes and device improvements, such as our OLED‑XLS technology, offer even better brightness, efficiency, and lifespan.

We have developed extremely bright OLED microdisplays using our patented dPd technology and have demonstrated color high resolution 2K x 2K and widescreen ultra extended graphics array, or WUXGA, microdisplays with brightness in excess of 7,500 nits, which we believe is the world’s highest resolution and brightness. In addition to our AMOLED technology, we have developed compact optic and lens enhancements, which when coupled with the microdisplay, help our OEM customers provide a high quality large screen appearance.

We believe that our AMOLED technology provides significant advantages over other microdisplay technologies in our targeted markets. These key advantages include:

•	High brightness;
•	Sharp contrast;
•	Low power consumption for improved battery life and longer system life;
•	High‑speed performance resulting in clear video images;
•	Compact form factor and light weight;
•	Wide angle light emission resulting in large apparent screen size and more immersive experience;
•	Wide operating temperature range;
•	Good environmental stability (vibration and humidity); and
•	Anticipated low manufacturing cost at higher volumes.

Our Market Opportunities

We target the military, commercial (in which we include the medical and industrial sectors), and consumer markets with many of our products catering to multiple markets. Within each of these market sectors we believe that our OLED microdisplays, when combined with compact optic lenses, can become a key component for a variety of mobile electronic products.

Military

We believe that head‑mounted systems incorporating our microdisplays increase the user’s effectiveness by allowing hands‑free operation and increased situational awareness with sufficient brightness for use in daylight, yet controllable for nighttime light security. As a COTS (commercial off‑the‑shelf) component, OLED microdisplays possess performance characteristics important to demanding military and commercial (e.g., industrial) applications, including high contrast, wide dimming range, shock and vibration resistance and insensitivity to high G‑forces. The design features and performance characteristics of our OLED microdisplays reduce the size, weight, and power required by current and future military systems, while also providing a wide operating temperature range. The image does not flicker or have color breakup in vibrating environments and the microdisplay’s wide viewing angle allows ease of viewing for long periods.  Most important, our OLED’s low power consumption reduces battery weight and, for military applications, reduces constraints on mission length due to battery life. The OLED’s wide operating temperature range is of special interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at high temperatures such as in desert conditions. We believe that our microdisplay products provide power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant‑on capabilities at low temperatures. Incorporating OLED microdisplays into aviation helmets has been made possible in part by the high brightness, high contrast and other performance features of the OLED technology that we have developed.

Our products’ military applications primarily fall into three broad areas: (1) helmet‑mounted and handheld displays for situational awareness and data; (2) night vision/thermal imaging goggles, weapons sights, and handheld viewers; and (3) training and simulation devices. These systems are also well suited for demanding operations including; homeland defense, fire and rescue and urban security.

Situational Awareness.  Our OLED microdisplays have been incorporated into a broad range of U.S. and foreign military situational awareness programs. Situational awareness products include head‑mounted displays that are used to display images, including digital map, sensor imagery and pilot aviation information. In addition, handheld imagers provide improved situational awareness on the battlefield, as well as in training and simulation. These products can also be combined with a weapon system to give the user the capability to select targets without direct exposure.  During 2018, we delivered initial displays under a program with Collins Aerospace to support the F-35 Lightning II helmet.  These custom designed displays are a key component in providing superior contrast with no “green glow” inherent in the previous display.  We expect to continue to deliver displays throughout 2019 while working closely with Collins Aerospace to further improve the display in preparation for Limited Rate Initial Production, or LRIP.

Night Vision/Thermal Imaging.  Night vision goggles allow the user to see in low light conditions. Most versions include two different technologies: infrared/thermal and image intensification. Third and fourth generation military devices generally use some combination of the two technologies. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat‑related problems. Thermal imaging systems can be stand‑alone handheld systems or integrated as part of the aiming mechanism for a larger system. Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been the driving factors in the adoption of thermal technologies for military applications. We believe the power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly for smaller handheld non‑cooled systems. Fielded products incorporating our OLED microdisplays include Enhanced Night Vision Goggle II, the Enhanced Night Vision Goggle III, Family of Weapons Sights—Individual and Crew Served Javelin CLU medium‑range anti‑tank missile system, Laser Targeting Locator Modules, SOPHIEhandheld thermal imagers, and  MINIE, LUCIE, and MONIE night vision goggles.

Training and Simulation.  Our OLED microdisplays are purchased by OEMs for use with their simulation and training products. Our displays have been commercialized and prototyped for situational awareness and night vision/thermal imaging applications by military systems integrators.

Commercial

We believe that a wide variety of commercial, markets (in which we include the medical and industrial sectors) offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplace environments and the benefit of mobile displays to enhance visual performance. This market also includes night and thermal imaging systems for law enforcement and first responders.  Examples of existing and potential microdisplay applications include enhanced visualization for ocular surgery, mobile ultrasound, mobile nondestructive testing, enhanced vision for those with visual impairments, immediate access to inventory records or maintenance and construction manuals, routine quality assurance inspection, and real‑time viewing of images and data for a variety of applications. As an example, a user wearing an HMD while operating test equipment, such as an oscilloscope, can view technical data while simultaneously probing printed circuit boards. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by Alcon, IMV (formerly BCF), Liteye, FLIR Systems, Nordic NeuroLab, VRmagic GmbH, and Sensics.

Consumer

We believe a major driver of the longer term near‑eye virtual imaging microdisplay market is the growing consumer demand for mobile access to larger volumes of information and entertainment in smaller and more affordable packages. This desire for mobility has resulted in the development of mobile video personal viewer products in three general categories:

•	immersive VR headset‑application platforms such as accessories for gaming computers, and wearable telepresence systems;
•	AR electronic viewers incorporated in products such as data glasses and personal viewers for cell phones; and
•	low cost thermal and low light imaging incorporated in scopes for hunting and other outdoor activities.

When we are able to manufacture our OLED displays in higher volumes at reduced costs and capitalize on our direct patterning technology, we believe that our products will be increasingly well positioned to compete with and displace liquid crystal displays and cell phone size displays in the rapidly growing consumer market, particularly as demand expands for sophisticated mobile personal viewers offering higher resolution and better image quality for VR and AR applications. Users of VR HMDs are demanding a fully immersive experience. We believe our direct patterning technology addresses the critical performance parameters for next generation VR HMDs, including higher brightness, sharper resolution, lower power consumption, elimination of motion artifacts and longer life. Our strategy for addressing the consumer mass market includes developing partnerships with both Tier One consumer companies and high volume production manufacturing companies.

Potential applications for these personal viewers include handheld personal computers and mobile devices, such as smartphones, whose small, direct view screens limit the amount of information that can be displayed but which are now capable of running more complex software applications. Examples encompass applications where hands‑free viewing is desired such as entertainment and gaming video headset systems; night time or thermal imaging devices for hunting, camping, and other outdoor activities; and maintenance applications. In addition, in late 2015, we entered into a HMD technology licensing agreement with a Tier One consumer electronics company which includes the use of our 2K × 2K displays in its consumer headsets. In first quarter 2017, we entered into an agreement with a Tier One company interested in incorporating our proprietary direct patterning technology into potential headset products.  Also during first quarter 2017, we performed tests for a Tier One consumer electronics company demonstrating our dPd technology as a path for AR and VR. We also entered into agreements with Tier One companies to develop a new display design for Virtual Reality and scale our dPd technology.  During 2018 we designed a silicon backplane for this 4K design which is anticipated to have a 100 degree field of view.  In late 2018 we received the first silicon wafers based on our 4K design from a foundry, and began testing and applying OLED materials to the wafers in furtherance of our development efforts.

Our Products

Our first commercial microdisplay, the super video graphics array, or SVGA,+ OLED, was introduced in 2001. In 2008, we introduced engineering samples of our super extended graphics array, or SXGA,120 OLED microdisplays and began selling significant quantities of the product in 2010. In late 2011, we began selling pre‑production samples of our WUXGA OLED microdisplay which is now qualified and in production. In 2014, we released our Digital SVGA, and in 2015, we released our smaller pixel pitch digital SXGA and SXGA096, as well as an upgrade to the SXGA120 and WUXGA. Our OLED display products are being designed in products to be manufactured by OEM customers for a wide variety of military, commercial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or complete systems. We also offer engineering support to enable customers to integrate our products into their own product development programs and design customized displays with resolutions or features to meet specific customer requirements. In 2015, we announced the development of a prototype immersive headset that uses our prototype 2K × 2K display. During 2016, we demonstrated what we believe to be the world’s first highest brightness (~4,500 cd/m2) and highest resolution (1920x1200 pixels) microdisplay using our proprietary direct patterning method. During 2017, we developed prototype displays of our 2K x 2K display with an advanced backplane design and brightness exceeding 5,000 cd/m2.  During 2018, we continued to make improvements in the features and brightness of our displays and achieved over 7,500 nits in our WUXGA displays.

SVGA+ OLED Microdisplay Series (Super Video Graphics Array of 852x600)

The SVGA+ OLED Microdisplay Series is a 0.62 inch diagonal microdisplay that has a resolution of 852x600 triad pixels (1.53 million picture elements). The display also has an internal monochrome video decoder for low power night vision systems. The SVGA+ Rev3 OLED‑XL microdisplay is a power efficient OLED display solution for near‑eye personal viewer applications which uses less than 115 mW power in monochrome for thermal imaging applications, and lower than 175 mW at 200 cd/m2 for full color video.

Digital SVGA OLED‑XL

The Digital SVGA or DSVGA OLED‑XL is an 800 × 600 display with 15 micron pixels and a 0.6 inch diagonal. It has all the benefits of our other digital displays, including lower power (100 mW monochrome and 135 mW color), high (10,000 to 1) contrast, and also features a digital composite signal interface, enabling a minimal physical interface for color applications.

SXGA096 OLED‑XL/XLS (Super eXtended Graphics Array, 1280 x 1024)

The SXGA096 display features a 9.6‑micron color pixel and was designed with the same level of feature integration as the DSVGA microdisplay, as well as a low pin‑count, high speed low voltage differential signaling, or LVDS, data interface. The compactness and high information content of the SXGA096 makes it ideal for small form factor applications such as commercial headsets and smart weapon sights. This microdisplay incorporates OLED XLS technology more than doubling the OLED XL brightness. This expands the range of optical solutions that can be used with this display to result in smaller and lighter display modules.

SXGA OLED‑XL/XLS (Super eXtended Graphics Array, 1280 x 1024)

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

VGA OLED‑XL (Video Graphics Array, 640 x 480)

The VGA OLED‑XL microdisplay is our smallest (0.5 inches) and lowest powered (<60 mW monochrome/<100 mW color). The VGA OLED‑XL utilizes the same voltage pixel drive architecture and “deep black” technology as the SXGA and WUXGA designs and includes motion artifact reduction technology like the WUXGA. Also like the SXGA and WUXGA, the VGA provides a FPGA driver design for maximum flexibility and versatility. The VGA interface is 30‑bit digital RGB.

WUXGA OLED‑XL/XLS (Widescreen Ultra eXtended Graphics Array, 1920 x 1200)

Our WUXGA OLED‑XL microdisplay provides higher resolution than most high definition, or HD, flat screen televisions. With a triad sub‑pixel structure this display is built of 7,138,360 active dots at 3.2 microns each. The WUXGA OLED‑XL is built upon the voltage pixel drive approach first developed for the SXGA OLED‑XL, which provides improved uniformity, ultra‑high contrast (measured at greater than 100,000:1) and lower power. The advanced WUXGA design features our proprietary “deep black” architecture that ensures that off‑pixels are truly black, automatically optimizes contrast under all conditions, and delivers better pixel to pixel uniformity. The WUXGA OLED‑XL includes a low‑power LVDS, serial interface and the overall display power requirement is typically less than 350 mW running standard video. Also included is our proprietary motion enhancement technology which smooths video display and virtually eliminates unwanted artifacts. Like the SXGA, the WUXGA provides a FPGA driver design available on a separate, lower power driver board, or as source code for integration into end product electronics giving OEM developers maximum versatility and flexibility. On‑board circuitry ensures consistent color and brightness over a wide range of operating temperatures.

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

Prism Optics

We sell high quality, large viewing angle prism optics with a wide range for eye positioning which are essential for incorporating our displays in immersive near‑eye systems. We have developed advanced molded plastic prism lenses that permit our AMOLED microdisplays to provide realistic images that can be viewed for extended periods with reduced eye‑fatigue. We are developing an additional prism optic for a project that will pair with our SXGA096 display, which is of interest to a potential customer. We are currently evaluating prototypes received from potential manufacturing partners for this project.

Night Vision Smartphone Camera Attachment and Goggles

In 2016, we announced night vision products for the consumer markets and began limited sales in the first quarter of 2017. During the quarter ended June 30, 2018 we made a decision to exit this business.   Our decision was based on lower than anticipated sales and an assessment performed during the quarter of the anticipated level of additional engineering, marketing and financial resources necessary to modify the products for an expanded market.  As a result, we concluded an impairment had occurred and wrote-down the related inventory and production tooling which are reflected in cost of revenues in the accompanying Consolidated Statements of Operations.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. government.

In 2014, we were awarded a $5 million contract to develop and produce an ultra‑high resolution, high brightness, high contrast, full color OLED microdisplay at a low unit cost. This Defense‑wide Manufacturing Science & Technology award, also known as ManTech, is funded by the Undersecretary of Defense for Acquisition, Technology, and Logistics and is administered by the U.S. Army RDECOM CERDEC Night Vision and Electronic Sensors Directorate Science and Technology Division. We earned a substantial portion of our R&D contract revenue in 2016 through the completion of this program during 2018 from this contract.  In December 2018, we received a Defense Manufacturing Technology Achievement Award in conjunction with our work on this program.

In 2018 we were awarded several government contracts for yield and cycle time improvement in the high volume manufacture of OLED microdisplays.

Our contracts with the U.S. government require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis.

Commercial Contract Funding

We also derive a portion of our revenue from funding we receive from customers in both the military and commercial sectors.   During 2018 we were awarded contracts to design a displays for fixed and rotary wing aircraft and to develop a display suitable for use in a consumer AR VR application by one of our customers.

Our Strategy

Our strategy is to strengthen our leadership position as a worldwide supplier of microdisplays and virtual imaging technology solutions for applications in military, commercial, and consumer markets by capitalizing on our experience and expertise in active matrix OLED technology and silicon wafer design.

We also plan to continue our participation in U.S. government funded, and commercial contract research and development programs which allow us to continue to advance our technology. We aim to provide microdisplays and complementary accessories to enable OEM customers serving a variety of markets, including military and commercial and consumer to develop and manufacture new and enhanced electronic products.  The key elements of our strategy to achieve these objectives include:

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

•

Continue to build and maintain strong design capabilities.  We employ in‑house design capabilities supplemented by outsourced design services. Building and maintaining this capability allows us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers’ needs as new markets develop. Contracting third party design support to meet demand and for specialized design skills may also remain a part of our overall long term strategy. Given these capabilities, we continue to look for opportunities to add value to our displays to increase revenue.

•

Develop OEM and mass production partnerships in the consumer and commercial HMD market.  As the consumer and enterprise augmented reality/virtual reality, or AR/VR, market matures, we believe our technology is positioned well to address the requirements of this segment. Developing customer partners is key to establishing eMagin as the market leader for next generation displays for the consumer HMD market. Our potential channels to this market include partnering for the mass production of microdisplays and licensing our dPd technology. We believe that our dPd technology will enable next generation AR/VR hardware for the consumer and enterprise segments because the high brightness and high pixel per inch, or PPI, density afforded by the technology.  Should we be successful in executing on a mass production partnerships we believe it would  allow us to be well positioned to meet the demands of a market predicted to experience significant growth through the 2020s.

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

Sales and Marketing

We primarily provide our OLED display and optics components to OEMs to incorporate into their branded products and sell through their own well‑established distribution channels. We have traditionally marketed and sold our products to customers through targeted selling, promotions, and select advertising. We identify companies with end products and applications for which we believe our products will provide a key differentiator. Marketing efforts focus on identifying prospects and communicating the product performance attributes foremost in the minds of purchasing decision‑makers. We believe that this approach positions us to achieve the highest possible return on investment for our marketing expense.

We market our products in North America, Asia, and Europe directly from our sales office located at our Hopewell Junction, NY facilities. We also utilize distributors in Asia and Korea.

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

Another element of our marketing strategy is discussions with customers and presentations to existing and potential customers at military, industrial and consumer tradeshows. Trade shows we have exhibited at, or plan to exhibit at include; Shot Show, the largest event for the recreational hunting and shooting market, Defense and Commercial Sensing Exposition sponsored by the International Society for Optics and Photonics, Army Aviation Association of America, Special Operations Force Industry Conference, Defence and Security Equipment International, Association of the United States Army, Eurosatory-France, Land, Naval & Internal Homeland Security Systems Exhibition, the Society for Information Display, Solid State Devices and Materials conference, and the International Meeting on Information Display and OLED World Summit.

A key element of our marketing is the expansion of our presence in in new, high potential markets.  We are experiencing heightened interest and requests for quotation from a variety of international companies that are familiar with the performance of our microdisplays.  In particular, we are focusing on the rapidly growing the Indian defense/commercial market.  Following our exposure at the DefExpo18 India show in the second quarter of 2018, we began shipping samples for evaluation and testing, generated five new customers, including one from whom we received a production quantity order during the third quarter of 2018.

Customers

We sell our products directly to military contractors and OEM’s who use our displays in a diverse range of applications encompassing the military, and commercial (in which we include the medical and industrial market sectors). We classify revenues as either Military, Commercial,  Consumer or Multiple based on our knowledge of the customer’s products and markets served by our displays.  Revenues classified as Multiple are for sales to customers that incorporate our displays in products that could be used for either Military or Commercial applications.   R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Consolidated Statements of Operations.  We maintain relationships with OEMs in a diverse range of industries encompassing the military, commercial, and consumer market sectors. The following table estimates revenues by market sectors.

	Twelve Months Ended
	December 31,
	2018	2017

Military	75%	64%
Commercial, including industrial and medical	10%	11%
Consumer	6%	14%
Multiple	9%	11%
	100%	100%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	For the Years Ended
	December 31,
Geographic Location	2018	2017
United States	53%	54%
International	47%	46%

Backlog

As of December 31, 2018, we had a backlog of approximately $10.6 million, an increase of approximately $800 thousand over the backlog of $9.8 million at December 31, 2017.  Backlog is comprised of scheduled delivery dates through 2019 of non-binding customer purchase orders and purchase agreements, but does not include expected revenue from research and development contracts or expected non-recurring engineering programs under development. Backlog also does not include purchase orders for which deliveries are not or have not yet been scheduled. Our backlog may vary depending upon the timing of when orders are received and shipment dates scheduled, although we are generally seeing continuing growth in our year-over-year backlog.  Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.  Many of our purchase orders allow for rescheduling or cancellation by the customer with no or limited penalties.

Manufacturing Facilities

Our manufacturing facilities are located in Hopewell Junction, NY. We lease approximately 42,000 square feet of space which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room testing space, assembly space and administrative offices.

Facilities services provided by the lessor at our expense include our clean room, pure gases, high purity de-ionized water, compressed air, chilled water systems, and waste disposal support. This infrastructure provided by our lease provides us with many of the resources of a larger corporation without the added overhead costs. It further allows us to focus our resources more efficiently on our product development and manufacturing goals.

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. We purchased $2.3 million and $1.4 million in 2018 and 2017, respectively, of additional equipment mainly related to manufacturing operations. Although we experienced lower production yields and output in the fourth quarter of fiscal 2018 due to the failure of certain production equipment in our manufacturing line, we plan to add new equipment in fiscal 2019 to increase capacity and yield, address critical productions points and replace certain older equipment (including the equipment that failed in the fourth quarter of fiscal 2018), which we expect will help us meet expected demand for our microdisplays.

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

We are the only company with U.S.-based manufacturing capability for OLED microdisplays.  There are other non-U.S. based manufacturers of high resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products. They are Yunnan OLiGHTECK Opto‑Electronic Technology Co., Ltd. in China and MicroOLED in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher‑level systems such as digital cameras and HMDs and is now selling microdisplays to some commercial customers. In addition, in early 2017, Kopin Corporation announced a 2K × 2K microdisplay which includes OLEDs sourced from a  Chinese manufacturer.

If other new OLED‑based companies enter our markets we will face additional competition.

In addition, we compete with liquid crystal on silicon displays, small transmissive liquid crystal displays, and OLED microdisplays manufactured by competitors. While we believe our OLED technology is technically superior by providing higher quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency microdisplays, there is no assurance that we will continue to compete effectively. Competition can also come from inorganic micro LEDs, a technology still in the development stage but which could become a major competitor if all the technological hurdles are overcome.

Our ability to compete successfully will depend on a number of factors, both within and outside our control. These factors to include:

•	our ability to design, manufacture and deliver new products, including those implementing dPd, on a timely basis;
•	our ability to address the needs of our customers;
•	the quality, performance, reliability, features, ease of use and pricing of our products;
•	successful expansion of our manufacturing capabilities;
•	our efficiency of production, and ability to manufacture and ship products on time;
•	the rate at which OEM customers incorporate our product solutions into their own products;
•	the market acceptance of our customers’ products; and
•	product or technology introductions by our competitors.

In addition, our customers may be reluctant to rely on a relatively small company such as eMagin for a critical component. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

Intellectual Property

We have developed an intellectual property portfolio of patents, trade secrets and manufacturing know‑how. Our intellectual property includes 32 U.S. patents and 24 pending U.S. patent applications (two of which have received a Notice of Allowance). It is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. The U.S. government holds licenses to much of our technology as a result of its funding a significant portion of our research and development.

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

We believe that, in addition to patent protection, our success is dependent upon trade secrets, technical expertise and know‑how. To protect this information and know‑how from unauthorized use or disclosure, we use nondisclosure agreements and other measures to protect our proprietary rights, and we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality and non‑competition agreements. In addition we work to continually improve our IT security posture through, among other things; network monitoring, enhancements to firewalls, antivirus and malware prevention software, email spam blockers, and end user security training.  We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated manufacturing know‑how in OLED, gives us a significant advantage over potential competitors.

US Government Regulation

We are subject to certain export control laws, including the Export Administration Regulations, or EAR, and the International Traffic in Arms Regulations, or ITAR. Certain of our products may be deemed to be controlled for export by the U.S. Commerce Department’s Bureau of Industry and Security under the EAR or by the U.S. State Department’s Directorate of Defense Trade Controls, or DDTC, under the ITAR. Most of our ITAR products are custom displays developed for a specific military program or purpose. Failure to comply with these export control laws can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Environmental Law Compliance

Our operations are subject to various governmental regulations related to toxic, volatile, experimental and other hazardous chemicals used in our design and manufacturing process. While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position. Although we believe that we are currently in material compliance with all applicable environmental regulations, we cannot be certain that we or our suppliers have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Any failure to comply with environmental regulations could result in the imposition of fines or in the suspension or cessation of our operations.

Employees

As of December 31, 2018, we had a total of 105 employees, of which 103 were full time.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our website address is www.emagin.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and all amendments to such reports filed under the Securities Exchange Act of 1934, as amended, after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, eMagin Corporation, 2070 Route 52, Hopewell Junction, NY 12533.

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

Risks Related To Our Financial Position

Our financial statements at December 31, 2018 include a footnote that discloses there is substantial doubt about our ability to continue as a going concern.  If we are unable to continue as a going concern, our securities will have little or no value.

Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and our footnote expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months following the date this Report is filed. However, as a result of our historical losses and current financial condition, in accordance with relevant accounting guidance, there is substantial doubt about our ability to continue as a going concern through March 31, 2020. Our ability to continue as a going concern is dependent upon our uncertain ability to generate sufficient cash flows from operations, obtain equity and/or debt financing and reduce expenditures. Specifically, we have incurred substantial net losses in the past and we may incur further losses in the future.  We can give no assurances that we will be profitable in the future.  These prior losses and potential future losses have had, and would continue to have, an adverse effect on our financial condition. In addition, our ongoing operations may require us to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to reduce our expenditures or generate additional funds in the future through financings, sales of our products, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our financial condition is limited. If we are unable to generate additional revenue or secure additional external financing when, or if, required, we may have to curtail our operations or cease our development plans and operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, raise additional capital or refinance our indebtedness to meet our obligations. We have recently experienced a production issue which we anticipate may continue to negatively affect our products shipped, backlog and accounts receivables for the first quarter of 2019.  Since the maximum amount of the borrowing base under our ABL Facility is based, in part, on our eligible accounts receivables, our borrowing ability could also be negatively impacted by any decrease in our accounts receivables. As of the December 31, 2018, we had no borrowings outstanding under our ABL Facility.

We incurred a net loss of $9.5 million in for the year ended December 31, 2018. Net cash used in operating activities for the year ended December 31, 2018 was $6.4 million. On December 31, 2018, we had cash and cash equivalents of $3.4 million and net working capital of $8.8 million and accounts payable of $2.0 million. This compares to $3.5 million, $17.5 million, and $1.4 million, respectively, at December 31, 2017.

We expect that we will have sufficient cash to continue our operations into 2020. This projection is based on our current operating plan and working capital levels. However, we cannot provide assurance that our operating plan or working capital levels will not change due to unanticipated working capital or other cash requirements. In light of our cash position, we may also explore various other funding options including debt and equity financing, strategic partnerships and government programs that may be available to the Company, and work to generate additional revenue and increase margins. However, we cannot provide assurance that we would be able to take any of these actions or that any such actions would be successful or would generate sufficient funds to meet our financial obligations, allow us to continue current operations or that these actions would be permitted under the terms of our existing or future debt agreements. If we receive additional financing and such financing is insufficient, we may be unable to take advantage of business opportunities or respond to competitive pressures which would likely have a material adverse effect on our product offerings, revenue, results of operations and financial condition and impact our ability to continue as a going concern. Moreover, if any such additional financing is insufficient or not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our current operations, or cease our operations entirely, in which case, you may lose all of your investment in us.

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

Based on our current operating plan, and given our current working capital levels, our current financial projections, our ability to borrow under our ABL Facility, and our ability to renew or extend our ABL Facility when it matures on December 31, 2019, we may not be able to meet our financial obligations as they become due over the next twelve months. If we do not achieve our current financial projections, we may violate one or more of our financial covenants under our ABL Facility.  Although relations with the lender under our ABL Facility are positive, there can be no assurance that the lender will grant a future covenant waiver or continue to lend to us at present availability levels, or at all.  We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital, or consider strategic alternatives including mergers and acquisitions, due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our accumulated deficit is approximately $236 million as of December 31, 2018. We can give no assurances that we will be profitable in the future. We cannot assure you that if we become profitable that we will be able to sustain profitability or that we will not continue to incur operating losses in the future.

We may require significant additional capital funding and such capital may not be available to us.

In the event that our operating expenses or working capital levels are higher than anticipated, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include implementing cost reductions and restricting our operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and increasing production and inventory levels. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and any potential changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations.

Alternatives we would consider for additional funding include additional equity or debt financings, or licensing of our technology. In addition to raising capital, we may also consider strategic partnerships and government programs that may be available to the Company. If we are unable to obtain additional capital, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds.

Our operating results have significant fluctuations.

In addition to the variability resulting from the short‑term nature of commitments from our customers, other factors contribute to significant periodic quarterly fluctuations in results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;
•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;
•	the volume of orders relative to our manufacturing capacity;
•	manufacturing delays due to equipment failures;
•	changes due to quarterly fair value adjustments of our warrant liability;
•	product introductions and market acceptance of new products or new generations of products;
•	changes in cost and availability of labor and components;
•	product mix;
•	variation in operating expenses; regulatory requirements and changes in duties and tariffs;
•	pricing and availability of competitive products and services; and
•	changes, whether or not anticipated, in economic conditions.

For example, in the second quarter of fiscal 2018 we achieved our highest quarterly revenues in four years.  Subsequently, in the fourth quarter of fiscal 2018, production yields and output were negatively impacted by manufacturing-related issues.  Delays in process qualification of one product type on our higher volume deposition tool, along with the interruption in the operation of a critical tool led to lower yields and loss of production in the fourth quarter.  These issues led to lower gross margins and reduced display revenue.   Although remedial measures have been implemented and yields and production volumes are expected to recover, these delays continued in first quarter of fiscal 2019 and shipments will be less than originally planned.   Accordingly, the results of any past periods cannot be relied upon as an indication of our future performance.

Our asset based revolving credit facility contains various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.

Our ABL Facility imposes operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability to:

•	incur additional indebtedness;
•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);
•	make investments;
•	create liens;
•	sell assets;
•	engage in transactions with affiliates; and
•	consolidate, merge or sell all or substantially all of our assets.

In addition, the ABL Facility also requires us to maintain compliance with certain financial covenants. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section.  Any breach of any of the covenants contained in the ABL Facility could result in an event of default under one or more of the documents governing such obligations which would allow the lenders under the ABL Facility to prevent us from borrowing under the ABL Facility and/or declare all borrowings outstanding to be due and payable. Although relations with the lender under our ABL Facility are positive, there can be no assurance that the lender will grant a future covenant waiver or continue to lend to us at present availability levels, or at all.  In the event of an acceleration of payment obligations under the ABL Facility, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We could be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, or terms as favorable as our current agreement or at all. If we are unable to provide alternative means of financing our operations, we may be required to reduce our operations or take other actions that are inconsistent with our current business practices or strategy.

Repayment of any outstanding indebtedness under our ABL Facility is dependent, and repayment of any future indebtedness we may incur, will be dependent upon our ability to generate cash from operations.

Our ability to make payments on our ABL Facility and to fund planned capital expenditures depends, and our ability to make payments on any additional future debt we may incur will depend, upon our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service the indebtedness under our ABL facility, or any future indebtedness we may incur, we may have to take actions such as selling assets, raising additional capital or reducing or delaying capital expenditures, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or negatively affect our financial condition and results of operations.

Our ABL Facility matures on December 31, 2019, and there can be no assurance that we will be able to extend or renew the facility.

Our ABL Facility expires on December 31, 2019.  While relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.  We may not be able to refinance our indebtedness under our ABL Facility, or any future indebtedness we may incur, or take such other actions, if necessary, on commercially reasonable terms, or at all.  Our ability to meet our obligations as they become due is dependent, in part, on our ability to borrow under our ABL Facility.  If the ABL Facility is not renewed or extended it may impair our ability to continue current operations and to execute on our plans.

Our debt is variable rate debt, and increases in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

The ABL Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates. Accordingly, with respect to any amounts from time to time outstanding under the ABL Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. There were no net outstanding borrowings under the ABL Facility as of December 31, 2018.

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

Several steps of our production processes are dependent upon certain critical machines and tools which have in the past, and could in the future, result in delivery interruptions and reduced revenues.

We currently have little equipment redundancy in our manufacturing facility. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead‑time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions in the past and no assurance can be given that we will not lose potential sales or be unable to meet production orders due to future production interruptions in our manufacturing line.  For example, in the fourth quarter of fiscal 2018, production yields and output were negatively impacted by delays due to the failure of certain production equipment in our manufacturing line.  We experienced delays in process qualification of one product type on our higher volume deposition tool, along with the interruption in the operation of a critical tool, which led to lower yields and loss of production late in the fourth quarter of fiscal 2018.  These issues also led to lower gross margin and reduced display revenue.  Although remedial measures have been implemented, given the time required to purchase and install replacement parts, these manufacturing delays have continued in the first quarter of fiscal 2019 and shipments for the first quarter of fiscal 2019 will be less than originally planned.  There can be no assurance as to the effectiveness of any remedial measures we implement or that yields and production volumes will return to the levels previously anticipated.

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

Variations in our production yields impacts our costs and could cause our margins to decline and our operating results to suffer.  For example in the fourth quarter of fiscal 2018 we experienced low yields due to equipment failures and our gross margins were adversely impacted.

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

Changes to the patent law in the United States could diminish the value of patents in general, thereby impairing our ability to protect our products.

Obtaining and enforcing our patents involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reforms United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system, expanding the definition of prior art, and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 16, 2013.

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. In these adversarial actions, the U.S. Patent and Trademark Office or USPTO reviews patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and uses a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which could result in a loss of the challenged patent right to us.

Depending on future actions by the U.S. Congress, the U.S. courts and the USPTO, the laws and regulations governing U.S. patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Risks Related To Our Business

Design, manufacturing and sale of microdisplays for commercial systems, including within the medical and industrial sectors, may be impacted by changes in demand by OEM customers for advanced microdisplays, limited availability of suppliers and foundries, high costs of raw materials,  pricing pressure brought by the marketplace or governmental customers, the necessity to attract and retain key scientific and technical personnel, the ability to protect intellectual property and knowhow, and the ability to innovate and introduce new products.

Historically, approximately 20% of our revenue comes from sales to customers using our displays for commercial applications, including within the industrial and medical sectors Demand by commercial customers for OLED displays could decline due to overall economic conditions and the development of alternative technologies that might offer the enhanced performance of OLED displays at a lower price.  Demand for products incorporating our displays could be also be affected if our OEM customers are impacted by changes in governmental, regulation or medical regulation or insurance reimbursements that influence demand for medical devices that use our products.

Our industry relies on a limited number of foundries to produce the silicon wafers and backplanes required by our manufacturing process.  Should foundries be unable to provide the required amount of silicon wafers for production, because of either capacity constraints or natural disasters, our ability to manufacture microdisplays would be affected.  In addition, there are a limited number of suppliers who provide raw materials used in microdisplay manufacturing, some of whom are small companies with limited resources. Certain of our organic chemicals and other production materials are costly and high raw materials costs could negatively impact our ability to profitably sell displays at market pricing levels.

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

We are subcontracted by certain prime contractors who obtain their military contracts through a request for proposal, or RFP, process, which is a competitive bidding process that involves unique risks that could materially reduce our revenues or profits.

Our customers include certain prime contractors who contract directly with the military and U.S. government agencies, and then subcontract certain of those contracts to us. These prime contractors customers obtain their military and government agency contracts through an RFP process, which typically involves intense competition and presents a number of risks that may not typically be present in the market, including the need to devote substantial time and attention of management and key employees to the preparation of a proposal that may not be accepted. The rules governing government purchasing typically require open bidding by possible providers against a list of requirements established under existing or specially-created procedures, which results in significant pricing pressure in order to ensure a bid is competitive. This pricing pressure can lead our prime contractor customers to seek lower prices for our products and services, as a subcontractor, which could lead to lower margins than we may otherwise be able to obtain from other parties in the market. Additional risks associated with RFPs which may impact the revenue we receive from our prime contractor customers include the ability of the U.S. government unilaterally to:

•	suspend or prevent contractors for a set period of time from receiving new U.S. government contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
•	terminate our customers’ existing U.S. government contracts, including for poor performance or if funds become unavailable or are not provided to the applicable governmental agency;
•	reduce the scope and value of our customers’ U.S. government contracts and/or revise the timing for work to be performed;
•	audit and object to our customers’ contract-related costs and fees, including allocated indirect costs;
•	control and potentially prohibit the export of our customers’ products developed under the contract;
•	claim rights to products, including intellectual property, developed under our customers’ contracts;
•	change certain terms and conditions in our customers’ U.S. government contracts; and
•	cancel outstanding RFP solicitations.

The rules governing RFPs also allow the U.S. government to terminate any of its contracts with our prime contractor customers, either for its convenience or if our customers default by failing to perform in accordance with the contract schedule and terms, and also allow our prime contractor customers to terminate their contracts with subcontractors, such as the Company, in the event of U.S. government terminations, or if we default by failing to perform. Termination-for-convenience provisions generally enable our customers to recover only costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination-for-default provisions do not permit these recoveries and would make our prime contractor customers liable for excess costs incurred by the government in procuring undelivered items from another source. These factors may reduce or eliminate our expected revenue from subcontracts with our prime contractor customers.

We may not be able to obtain all or a significant portion of the government grants, incentives or other funding for which we have applied and may in the future apply. As a result, our business and prospects may be adversely affected. Our customers and potential customers applying for government grants, incentives or loans may condition purchases of our products upon their receipt of these funds or delay purchases of our products until their receipt of these funds.

We have applied for federal grants, incentives and other forms of funding under government programs designed specifically for microdisplay industry contractors and participants. We anticipate that in the future there will be new opportunities for us to apply for grants, incentives and other forms of funding from the United States government. Our ability to obtain grants, incentives and other forms of funding from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants, incentives and other forms of funding is and will be highly competitive, often involving multiple levels of military and U.S. government approval before a grant or incentive can be approved and funds disbursed, each of which is subject to risk and uncertain timing.

Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the grant, incentive or other form of funding. In addition, not all of the terms and conditions associated with such funds may be disclosed to us at the start of the application process, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us.  There is no assurance that any applications we submit for grants, incentives or other forms of funding will ultimately be approved, and if approved, that approval and funding will occur within our desired timeframe or that we will be able to satisfy or continue to meet any ongoing requirements or milestones.  If we are not successful in obtaining government grants or incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

In addition, certain of our customers and potential customers that also apply for government grants, incentives or loans may condition purchases of our products and systems upon receipt of such funds or delay purchases of our products and systems until receipt of such funds, and if those customers and potential customers do not receive these funds or the receipt of these funds is significantly delayed, our results of operations could suffer.

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

The success of our AR/VR efforts is dependent upon widespread acceptance of AR/VR systems and products in the consumer and commercial marketplace.

The market for AR/VR systems and products is developing slower than originally forecast.  The success of our efforts in the AR/VR market will depend on the widespread acceptance of AR/VR systems and products in the consumer, enterprise and commercial markets.    At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of the consumer and commercial AR/VR market, as well as our ability to partner with a foundry or other mass production partner to produce a sufficient number of displays to address this potential market.

The market segment for our AR/VR systems and products may take longer to develop than we anticipate or may not develop, which may impact our ability to grow revenues.

Although we believe our AR/VR systems and products hold great potential for use in various consumer market applications, our success will depend on the acceptance of systems and products by consumers and in particular the widespread adoption of our AR/VR hardware. We are unable to predict when or if consumers will adopt our AR/VR hardware. In addition, even if consumers accept our AR/VR product, manufactures may choose to manufacture our competitors’ products. Our success in commercializing our AR/VR products is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our AR/VR product, we may be unable to increase revenues or achieve profitability or positive cash flow.

We seek to develop widespread market acceptance of our AR/VR systems and products in the consumer market which is extremely competitive and is highly susceptible to fluctuations in demand.

We seek to develop widespread market acceptance of our AR/VR systems and products in the consumer market. This market is extremely competitive and is highly susceptible to fluctuations in demand. The consumer products market is intensely competitive and price sensitive. Sales of consumer products have historically been dependent upon discretionary spending by consumers. Consumers may defer or alter purchasing decisions based on economic conditions or other factors, and accordingly could cause a reduction in demand for products such as our AR/VR systems and products. Any downturn in global economic conditions may cause a decrease in overall consumer demand and in demand for our products in the near term and possibly longer and prevent our systems and products from gaining widespread market acceptance.

Some of our business is subject to U.S. government procurement laws and regulations.

We must comply with certain laws and regulations relating to the formation, administration and performance of federal government contracts, including the Export Administration Regulations (EAR) and the International Traffic in Arms Regulations ( ITAR). These laws and regulations affect how we conduct business under our federal government contracts, including the business that we do as a subcontractor. In complying with these laws and regulations, we may incur additional costs, and non‑compliance may lead to the assessment of fines and penalties, including contractual damages, or the loss of business.

Our international sales and operations are subject to export laws and regulations.

We must comply with all applicable export control laws, including the EAR and ITAR. Certain of our products may be deemed to be controlled for export by the U.S. Commerce Department’s Bureau of Industry and Security under the EAR or by the DDTC under the ITAR. We believe certain of our products will be classified as defense articles and licenses from the DDTC will be required for exports. Failure to comply with these export control laws can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

The microdisplay market is highly competitive with several competing technologies.

The industry in which we operate is highly competitive, characterized by rapid technological change, changes in market requirements and competition from legacy technologies, alternative display technologies, and from large and small companies that manufacture or have in development products based on these technologies.  This competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control. These factors to include:

•	our ability to design, manufacture and deliver new products, including those implementing dPd, on a timely basis;
•	our ability to address the needs of our customers;
•	the quality, performance, reliability, features, ease of use and pricing of our products;
•	successful expansion of our manufacturing capabilities;
•	our efficiency of production, and ability to manufacture and ship products on time;
•	the rate at which OEM customers incorporate our product solutions into their own products;
•	the market acceptance of our customers’ products; and
•	product or technology introductions by our competitors.

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

The industry in which we operate is highly competitive. We face competition from legacy technologies such as transmissive liquid crystal displays and liquid crystal on silicon displays as well as from alternative display technologies such as virtual scanning retinal displays. There are many large and small companies that manufacture or have in development products based on these technologies. In addition, we compete with liquid crystal on silicon displays, small transmissive liquid crystal displays, and OLED microdisplays manufactured by competitors. Competition can also come from inorganic micro LEDs, a technology still in the development stage but which could become a major competitor if  the technological hurdles are overcome. We cannot assure you that we will be able to compete successfully against current and any future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition

We are subject to cyclical demand.

Our business strategy is dependent on OEM manufacturers’ building and selling products that incorporate our OLED displays as components into those products. Fluctuations in demand could cause significant harm to our business. Our inventory may increase if build products to meet anticipated demand that does not develop. Alternatively we may experience production shortages if demand increases sharply and we are unable to meet requirements to produce an increased number of displays.

Our products are subject to lengthy OEM development periods.

We sell most of our microdisplays to OEMs who will incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM consumer products is significant, often with a duration of between one and three years. If our products fail to meet our OEM customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business and our operating results.

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

We have recorded an impairment loss related to our decision to exit the consumer night vision products business, however, there is a risk that additional losses may be incurred upon the final disposition or sale of this business.

We have various agreements and purchase orders in place with two contract manufacturers located in Asia for defined quantities of our consumer night vision products business that will no longer be fulfilled.   In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from one of these two contract manufacturers, Suga Electronics Limited, or Suga. Suga is a contract manufacturer located in China that manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. As disclosed in the Financial Statements to this Report, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2018, if we fail to resolve these claims in a timely and/or favorable manner.

In order to successfully develop and manufacture our products, ensure adequate product supply to respond to customer demand, and effectively promote widespread adoption of our products and services in the consumer market, we must establish and maintain reliable relationships with high volume manufacturers. If we cannot maintain or develop strategic relationships to jointly develop our technologies and manufacturing processes, our products will not be as competitive.

We must partner with a high volume manufacturer in order to successfully develop and manufacture our products on a scale that would allow us to meet customer demand in the consumer and enterprise markets for AR/VR systems and products, and improve our products’ and services’ market acceptance.  We are continually taking steps to address our manufacturing capacity and we are actively searching for potential manufacturing partners. However, it may take several quarters to establish a strategic relationship with a manufacturing partner and we may not be able to find a manufacturing partner on favorable terms or at all, As a result, we may be unable to secure a supply for certain of our products within anticipated time frames or at all, If we are unable to secure sufficient or reliable supplies of our products form high volume manufacturers, our ability to meet customer demand for our business may be adversely affected and this could have a material adverse effect on us.

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

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost‑effective manner. Our failure to introduce new products and technologies that meet market demands could harm our business and operating results.

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

Our business strategy for the consumer market will fail if we cannot continue to form strategic relationships with companies that manufacture and use products that could incorporate our active matrix OLED technology.

Our prospects could be significantly affected by our ability to develop strategic alliances with high volume manufacturers and with OEMs for incorporation of our active matrix OLED microdisplay technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers and/or systems assemblers, there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter into will realize their objectives. Failure to do so would have a material and adverse effect on our business.

Our business depends to  on international transactions.

We purchase materials from and subcontract manufacturing processes to companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with foreign entities. In addition, 47% and 46% of our sales were to OEMs outside the U.S. in fiscal 2018 and 2017, respectively.  These sales expose us to currency and political risk.  In addition,  some of our non-U.S. customers  have longer receivable periods as is customary in those countries.

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

Our success depends in large part on attracting and retaining highly skilled and qualified technical and consulting personnel.

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products and to assist with servicing and upgrades to our equipment. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, including salaries, bonuses, stock options and other fringe benefits, offered to employees in order to attract and retain such personnel. The costs of attracting and retaining new personnel may have a materially adverse effect on our business and our operating results.

Our success depends in a large part on the continuing service of key personnel.

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel and will also need to recruit additional management in order to expand our business. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

Risks Related To Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a high of $ in January 2018 to a low of $ in December 2018. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common stock is listed on the NYSE American, and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholders equity. If we are unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. The delisting of our common stock from the NYSE American may materially impair our stockholders' ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

Including ownership of Series B Preferred Shares able to vote on an as converted basis with their common share interests, as of December  31, 2018, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 13% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, owned approximately 8% of our outstanding voting stock, Stillwater Trust LLC owned 4% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 3% of our outstanding voting stock. Together such stockholders owned approximately 28% of our outstanding voting stock. As a result, these stockholders, if they act together, may be able to exert a significant degree of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Further, if these stockholders act together with another stockholder, Ginola Limited, which has common directors with Mount Union Corp. and Chelsea Trust Company, as of December  31, 2018, they would collectively have represented approximately 34% of our outstanding voting stock. This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Nevertheless, the ability to influence the election of our Board of Directors or otherwise have influence does not modify the fiduciary duties of our Board of Directors to represent the interests of all stockholders.

The holders of shares of our Series B Convertible Preferred Stock have and may continue to exercise significant influence over us.

Under the terms of the Certificate of Designations, or Certificate of Designations, governing our Series B Convertible Preferred Stock, the Series B Convertible Preferred Stock generally ranks, with respect to liquidation and dividends, senior to our other securities and, so long as any shares of Series B Convertible Preferred Stock remain outstanding, the approval of the holders of a majority of the Series B Convertible Preferred Stock outstanding at the time of approval is required in order for us to, among other things, (i) amend, alter or repeal our Certificate of Incorporation if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series B Convertible Preferred Stock; (ii) create any series or class of stock ranking senior as to liquidation rights or dividends with the Series B Convertible Preferred Stock (other than Series A Senior Secured Convertible Preferred Stock , or Series A Convertible Preferred Stock; (iii) redeem, or pay dividends on, any class or series of our capital stock (other than the Series A Convertible Preferred Stock); or (iv) so long as there are holders of at least 577 outstanding shares of Series B Convertible Preferred Stock, issue any shares of Series B Convertible Preferred Stock. The terms of the Certificate of Designations also provide that so long as any shares of Series B Convertible Preferred Stock are outstanding, we may not offer, sell or issue, or enter into any agreement, arrangement or understanding to offer, sell or issue, any common stock or common stock equivalent (other than offerings that are underwritten on a firm commitment basis and registered with the SEC under the Securities Act) without the approval of holders of a majority of the Series B Convertible Preferred Stock outstanding. These and other rights granted to holders of the Series B Convertible Preferred Stock enable the holders thereof to exert substantial control over our affairs and potentially exercise their control in a manner adverse to the interest of our other stockholders. The consent requirements set forth in the Certificate of Designations has impaired, and may in the future impair, our ability to raise capital. For example, the holders of the Series B Convertible Preferred Stock recently withheld consent to a proposed capital raise and, as a result, we were unable to proceed with the proposed offering. There can be no assurance that the holders of our outstanding Series B Convertible Preferred Stock will not withhold their consent for any future capital raise we propose. The consent requirements set forth in the Certificate of Designations may also delay or prevent any acquisition of our company on terms that our other stockholders may desire and may adversely affect the market price of our common stock.

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

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our common stock, our share price and trading volume could decline.

Due to our continued losses and lack of consistent revenue growth, there may be little or no incentive for securities analysts of brokerage and other financial firms to provide investment coverage of us or to recommend the purchase of our common stock. Any reports that industry or financial analysts publish about us or our business may influence the trading market for our common stock. We do not control these analysts, whether they provide investment coverage of us, or the content and opinions included in any of their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If, after initiating coverage of us and our common stock, one or more analysts were to cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.  In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. As disclosed in the Financial Statements to this Report, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2018, if we fail to resolve these claims in a timely and/or favorable manner.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE American under the symbol “EMAN”.

As of January 31, 2019, there were 148 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There were no declared dividends in 2018 and 2017.  Our ABL Facility restricts us from paying cash dividends while any obligations are outstanding under the facility. Subject to this restriction, any future decisions to pay cash dividends will be at the discretion of our Board of Directors.  It is our current intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part IV,  Note 13 of this Annual Report.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the year ended December 31, 2018.

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

Business

We believe that we will maintain our leadership position in our core military and commercial, (including industrial and medical) markets by continuing to improve both product performance and manufacturing processes.  We believe that our technology roadmap should enable us to maintain our competitive advantage as we believe that our focus on high brightness aligns well with the performance requirements of future military ground and aviation programs in the U.S. and elsewhere.  Key growth opportunities for us include the consumer electronic and enterprise OEM markets where, we believe, our dPd technology is a key differentiator for enabling next generation AR/VR hardware because of its brightness and pixel density.  In order to achieve growth in the consumer and enterprise OEM markets, we believe we will need to partner with industry leaders in consumer electronics who can help us capitalize on our technology to meet the needs of end users from both a cost and performance standpoint.  Our strategy for these markets is to license our dPd technology and partner with established high volume manufacturers in the mass production of microdisplays.

We made progress towards our goals of securing new U.S. military programs, broadening our presence in foreign military applications, and in commercial, including industrial and medical, markets during fiscal 2018. We continue to participate in government discussions on microdisplay development for future defense aviation/mounted/ground programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced soldier performance and accelerated decision making.  As the only U.S. based manufacturer of OLED microdisplays, we are also working to secure additional government funding to ensure the advancement of our manufacturing capabilities in support of defense programs that can benefit from incorporating our high brightness OLED microdisplays including those incorporating our dPd technology.

Our technology development efforts continue to focus on advancing and enhancing our leading dPd display technology.  During 2018, we continued to improve the performance of our dPd displays by lowering power consumption by 20 percent and demonstrating a higher maximum brightness of more than 7,500 nits.  Our goal is to achieve at least 10,000 nits by year-end 2019. Additionally, such efficient and high brightness displays lead to longer battery life and also longer device lifetime for a given brightness. We believe that our high luminance OLED-on-silicon technology is gaining greater attention in the AR/VR industry which requires high brightness and has contributed to our signing agreements with multiple Tier One consumer product and electronics companies.

Operationally, we furthered our progress on our multi-year yield improvement initiative as we increased production resources, made key technical hires, and installed new, advanced production equipment.  This initiative is expected position us to increase production capacity, lower unit costs and achieve greater operating efficiencies which we believe should enable us to meet growing customer demand and achieve higher gross profits.  As part of our yield improvement initiative, we also made capital equipment acquisitions over the past several quarters which we are currently qualifying or have now been qualified for production.  We expect that these additions will reduce our dependency on critical equipment at key stages of the production process and provide greater operating flexibility, permitting us to address the increasingly demanding needs of our customers without compromising throughput volumes or unit profitability.

During the fourth quarter of 2018 production yields and output were negatively impacted by manufacturing-related issues.  Delays in process qualification of one product type on our higher volume deposition tool, along with the interruption in the operation of a critical tool led to lower yields and loss of production late in the fourth quarter. These issues led to lower gross margin and reduced display revenue.  Although remedial measures have been implemented and yields and production volumes are expected to recover, these delays continued in the first quarter of fiscal 2019 and shipments for the first quarter of 2019 will be less than originally planned. The equipment purchases, installations, and qualifications mentioned above should reduce the probability of future reoccurrences.

Liquidity and Going Concern

As explained below under Liquidity and Capital Resources, the accompanying consolidated financial statements have been prepared on the going concern basis, which assumes we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have $3.4 million of cash,  no outstanding debt, and borrowing availability under our ABL Facility of $4.1 million at December 31, 2018, and believe based on our projections that we will have sufficient liquidity through March 31, 2020.  However due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.   Management is prepared to reduce expenses and raise additional capital, or enter into a strategic transaction but there can be no assurance that we will be successful in these efforts or that projected results will be achieved.

New Business

We are seeing growing demand for our products, particularly under U.S. military and aviation programs and with new and existing international customers. During the fiscal 2018 we sold to over 80 customers and supplied products for over 20 new programs.  The increased demand is leading to more orders and the requested acceleration of existing orders.   As of December 31, 2018 our backlog of products scheduled for delivery through December 31, 2019, was $10.6 million an increase of approximately $800 thousand over the backlog of $9.8 million at December 31, 2017.

Among our successes during the year were:

•

We received approval of our design from a Tier 1 consumer electronics partner for prototype high resolution, 4k x 4k displays featuring very high brightness using our dPd technology, which will result in a headset with a wide field of view and no screen door effect.  We worked with a foundry partner to manufacture the silicon wafers needed to develop our displays, the first of which were shipped to us in December 2018 for testing and evaluation.  We anticipate completing these displays in the third quarter of 2019.

•

Our development efforts to support the F-35 Lightning II helmet accelerated during the year. Under contract from Collins Aerospace, we designed, manufactured and delivered the initial displays for this multi-service, multi-country program which are being installed in helmets for flight tests scheduled for 2019.  We will continue to deliver displays throughout 2019 while concurrently working closely with the Collins Aerospace team to further improve the display in preparation for LRIP.

•	We received an order totaling $560 thousand in support of the Javelin Missile program Command Launch Unit. We anticipate a follow-on order in the second quarter 2019.
•

We supported multiple prime contractors with display deliveries for pre-production units for the US Army Enhanced Night Vision Goggle program and are providing additional engineering support for the Binocular program.  This program is anticipated to commence production in 2019 with an overall acquisition objective by the US Army of 190,000 systems.

•

Ground and flight tests were successfully completed in fourth quarter of 2018 for a major US Army helicopter helmet upgrade program to retrofit high brightness microdisplays into the current fielded helmet.

•

During 2018 we received $830 thousand from the US Army for OLED display production and yield improvement projects. We received an additional award in first quarter 2019 to continue this successful program.

•	We delivered the first 2K x 2K compact board interface to an aviation prime for the development of a next generation helmet prototype.

New Technology Development

Our technology development centers on advancing our industry-leading high brightness full-color microdisplays incorporating our color filter and proprietary dPd technology. We believe our dPd 2K x 2K displays demonstrate the best combination of high brightness and resolution in the global market today.  We have designed these displays to incorporate the attributes that consumer electronics companies demand for their next generation products including variable persistence and global illumination.  We view the continued development and demonstration of the advantages of our dPd technology as integral to driving our growth in the enterprise and consumer AR/VR markets, and to accelerate our discussions with mass production partners.

Recent improvements in our manufacturing processes have led to the production of microdisplays with brightness levels that surpass the 5,000 nits threshold requirements of Tier One companies for their AR/VR applications and put us on track to exceed the future brightness levels required by the military. We have developed microdisplays that achieve a measured brightness of 7,500 nits in fiscal 2018 and are targeting a brightness of 10,000 nits in full color by the end of fiscal 2019, consistent with our goal of achieving over 25,000 nits by the end of 2021.

We have also made proprietary architectural improvements and incorporated superior performing OLED materials that have led to demonstrated improvements in the efficiency and lifetime of our displays by more than 50%.  In concert with these initiatives, we are upgrading our existing direct patterning equipment which we expect will significantly extend the lifetime of our dPd displays while improving production yields and volumes.  The equipment upgrade is scheduled to be completed during the first second quarter of 2019 with lower volume dPd display production commencing in the third quarter of 2019.

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

In addition, a compact interface for our 2K x 2K displays, which is capable of driving 120 Hz frame rates, was completed during the second quarter of 2018 and we continued to provide samples to key potential customers in the third and fourth quarters. The compact size and long interface cable makes this system ideally suited for head wearable applications for military and consumer applications and is compliant with the DisplayPort standard commonly found on modern laptop and desktop computers.

During 2018, we began developing a prism optic that will pair with our SXGA-096 displays and are currently evaluating prototypes received from potential manufacturing partners. We are seeing interest for this display and prism combination for military and commercial applications.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

	Twelve Months Ended
	December 31,
	2018	2017	Change
	(in thousands)
Product	$23,322	$18,685	$4,637
Contract	2,913	$3,346	(433)
Total revenue, net	$26,235	$22,031	$4,204

Revenues increased $4.2 million to $26.2 million for the year ended December 31, 2018 from approximately $22.0 million for the year ended December 31, 2017, representing a 19% increase.

Product revenues are comprised primarily of sales of displays as well as sales of other components.  In 2018, product revenues increased $4.6 million to $23.3 million for the year ended December 31, 2018 from revenues of $18.7 million for the year ended December 31, 2017, representing a 25% increase.  The increase in product revenues in 2018 was primarily due to continued growth from new U.S. and foreign military programs as well as the ramp up of existing programs.   The full year revenues were negatively affected by the fourth quarter production challenges.  The 2017 product revenue was unfavorably impacted by the wind down of certain military programs.

Contract revenues are comprised of revenues from research and development, or R&D, and non-recurring engineering or NRE contracts.  In 2018, contract revenues decreased $0.4 million to $2.9 million for the year ended December 31, 2018 from revenues of $3.3 million for the year ended December 31, 2017, representing a 13% decrease.  The decrease in contract revenues in 2018 was a result the completion during late 2017 and early 2018 of several commercial and US Government R&D contracts including the multi-year $5 million ManTech project.

Cost of Revenues

	Twelve Months Ended
	December 31,
	2018	2017	Change
	(in thousands)
Product	$17,797	$15,195	$2,602
Contract	1,754	1,712	42
Impairment of Consumer Night Vision Business inventory	2,690	—	2,690
Total cost of revenues	$22,241	$16,907	$5,334

Total cost of revenues is comprised of costs of product revenues and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials.   Total cost of revenues of $22.4 million for 2018 includes a $2.7 million impairment of consumer night vision business inventory recorded during the quarter ended June 30, 2018.  Excluding the effects of the consumer night vision business impairment, total cost of revenues for 2018 increased by $2.8 million, as compared to the prior year period, primarily due to higher volumes sold.  On a unit cost basis, costs during the 2018 periods increased based on higher material costs due to product mix.

Total cost of revenues as a percentage of revenues was  86% and 77%, respectively, for the 2018 and 2017 periods.  Excluding the impact of the Consumer Night Vision Business impairment, total cost of revenues as a percentage of revenues was relatively consistent at 75% and 77%, respectively, for the 2018 and 2017 periods.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Twelve Months Ended
	December 31,
	2018	2017
	($ in thousands)
Product revenues gross profit	$5,525	$3,490
Product revenues gross margin	24%	19%
Contract revenues gross profit	$1,159	$1,634
Contract revenues gross margin	40%	49%
Impairment of Consumer Night Vision Business inventory	$(2,690)	$—
Total gross profit	$3,994	$5,124
Total gross margin	15%	23%
Total gross margin excluding the Consumer Night Vision Business Impairment	25%	23%

Total gross profit is a function of revenues less cost of revenues.  In fiscal 2018, total gross profit decreased approximately $1.1 million or 22% from gross profit of $5.1 million in fiscal 2017.   Total gross margin was 15% for the fiscal year ended December 31, 2018, a decrease from 23% for the year ended December 31, 2017.  The lower gross profit was primarily due to an impairment charge related to the discontinuation of the consumer night vision business and the production challenges during and the fourth quarter of fiscal 2018.

Excluding the impairment charge, the total gross profit for the year ended December 31, 2018 increased  $1.6 million to $6.7 million as compared to $5.1 million in the prior year period primarily reflecting increased product revenue gross profit on higher 2018 revenues.  Total gross margin, net of the impairment charge, was 14% and 23% for years ended December 31, 2018 and 2017, respectively.   Excluding the impairment charge, the total gross margin of 25%  for the year ended December 31, 2018 increased from the total gross margin of 23% in the prior year period, due to increased product revenues, higher production volumes and improved yields in fiscal 2018.

Excluding the consumer night vision business impairment charges, the product gross profit of $5.5 million and gross margin of 24% for the year ended December 31, 2018 increased compared to the prior year period.  The increases in fiscal 2018 period were due to higher 2018 revenues and the allocation of production overheads to higher production display volumes, partially offset by higher material costs in 2018 resulting from product mix.   These increases gross profit increases were partially offset by the negative impact of manufacturing- related issues due to equipment failures on production yields and output experienced in the fourth quarter of 2018.

Contract gross margin is dependent upon the mix of internal versus external third party costs and materials, with the external third party costs and materials causing a lower gross margin and reducing the contract gross profit.  For the year ended December 31, 2018, contract revenue gross profit was $1.2 million compared to $1.6 million for the prior year period.  The decrease in contract revenue gross profit for the year ended December 31, 2018 was primarily due to the decreases in contract revenues partially offset by the addition of several military related contracts at favorable margins.

Operating Expenses

	Twelve Months Ended
	December 31,
	2018	2017	Change
	($ in thousands)
Research and development expense	$6,694	$5,175	$1,519
Percentage of net revenue	26%	23%
Selling, general and administrative expense	$8,967	$8,682	$285
Percentage of net revenue	34%	39%
Total operating expenses	$15,661	$13,857	$1,804
Percentage of net revenue	60%	63%

Research and Development Expenses

R&D expenses are Company funded and are primarily comprised of salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED technologies and production processes.  Research and development expenses for the year ended December 31, 2018 were $  6.7 million as compared to $5.2 million for the year ended December 31, 2017, an increase of $1.5 million.  The increase in company-funded R&D expenses in 2018 reflected work performed on the Company’s dPd technology including product development and process development associated with the manufacture of our direct patterned displays as well as resources expended on improving manufacturing processes.  The lower prior year’s R&D expense reflected a higher proportion of R&D costs allocated to commercial contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses.  SG&A expenses for the year ended December 31, 2018 were $9.0 million as compared to $8.7 million for the year ended December 31, 2017, an increase of approximately $0.3 million.  The increase in SG&A for 2018 was primarily due to higher spending on professional services including legal fees incurred in connection with our negotiations with prospective consumer electronics and manufacturing partners.

Other Income (Expense)

Other income (expense), net primarily consists of changes in the fair value of a warrant liability as well as interest expense and interest income on cash balances. Other income for the year ended December 31, 2018 was $2.1 million compared to other income of $0.7 million for the year ended December 31, 2017.

Income related to the change in fair value of warrant liability was $2.2 million in fiscal 2018 as compared to $1.1 million in fiscal 2017.  This non-cash income is associated with the decrease of a liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Other income for fiscal 2018 reflects net interest expense of $69 thousand as compared to net interest expense of $363 thousand for fiscal 2017 which $158 thousand related to a write-off of issuance costs associated with the unsecured financing commitment in May 2017 upon the termination of this facility and interest expense on borrowing under our asset based revolving credit facility.

Income Tax Expense (Benefit)

For the years ended December 31, 2018 there was no income tax expense.   For the year ended December 31, 2017, we recorded a benefit of  $0.2 million because we expect to file a claim for a federal tax refund of approximately $0.2 million for alternative minimum tax or AMT  credit carryforward in tax years 2018 to 2021 pursuant to the applicable provisions of the Tax Cuts and Jobs Act of 2017, or TCJA.  We have a full valuation allowance as we have determined that it was not more likely than not that we will generate sufficient future taxable income to realize the deferred tax assets.

Our income tax expense for fiscal 2018 was not impacted by changes resulting from the TCJA because the full valuation allowance offset any changes to deferred tax balances resulting from the lowering of tax rates.

Net Loss

As a result of the above, net loss was approximately $9.5 million and $7.8 million for the fiscal years ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are expected to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2018, we had $3.4 million of cash, cash equivalents, and investments as compared to $3.5 million at December 31, 2017.  The $0.1 million decrease in cash was primarily due to cash used in operating activities of $6.4 million and investing activities of $2.3 million, partially offset by cash provided by financing activities of $8.5 million.

For the year ended December 31, 2018, operating activities used $6.4 million in cash, which was attributable to our net loss of $9.7     million less, net non-cash expenses of $3.1 million, and changes in operating assets and liabilities of $0.2 million.   For the year ended December 31, 2017, operating activities used $8.1 million in cash, which was primarily attributable to our net loss of $7.8 million and the effect of net non-cash expenses and changes in operating assets and liabilities.

For the years ended December 31, 2018 and 2017, investing activities used $2.3 million and $1.4 million, respectively, in cash for equipment purchases primarily for upgrading and expanding the capacity of our production line.

For the year ended December 31, 2018, financing activities provided $8.5 million in cash of which $12.1 million were from the net proceeds from a public offering and associated private placement of our common stock and $144 thousand were from the exercise of stock options and warrants.  During 2018, these amounts were partially offset by the repayment of $3.8 million in borrowings under our ABL Facility.     For the year ended December 31, 2017, financing activities provided approximately $7.8 million in cash of which approximately $5.9 million were from the net proceeds from a public offering of our common stock, $1.9 million from net borrowings under our ABL Facility, net of debt issuance costs, and $140 thousand of proceeds were from the exercise of stock options.

Going Concern

For the year ended December 31, 2018, we incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.  At December 31, 2018, we had cash and cash equivalents of $3.4 million, net working capital of $8.8 million, no outstanding debt, and borrowing availability under our ABL Facility of $4.1 million.

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.  Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that we will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

Our ABL Facility expires on December 31, 2019 and, while relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through March 31, 2020.

Based on our current projections and the availability of the ABL Facility, we estimate we will have sufficient liquidity through the end of the first quarter of 2020.  However, there can be no assurance projected results will be achieved or funds will be available under our ABL Facility.  If actual results are less than projected or additional needs for liquidity arise, we may be able to raise additional debt or equity financing and is prepared to reduce expenses or enter into a strategic transaction.  However, we can make no assurance that we will be able to reduce expenses sufficiently, raise additional capital, or enter into a strategic transaction on terms acceptable to us, or at all.

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

On January 29, 2018, we completed an underwritten offering of 9,807,105 shares of our common stock together with warrants to purchase 3,922,842 shares of our common stock with an exercise price of $1.55 per share and a five-year term. (at a public offering price of $1.35 per fixed combination consisting of one share of Common Stock and associated warrant to purchase four-tenths of one share of Common Stock). We received net proceeds after underwriting discounts and expenses of approximately $11.9 million.

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

ABL Facility

On December 21, 2016, we entered into an ABL facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2,000. We are obligated to pay the lender a monthly administrative fee of $1,000 and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL Facility will automatically renew on December 31, 2019 for a one-year term unless written notice to terminate the Financing Agreement is provided by either party.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.    The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of December 31, 2018,  there were no net borrowings outstanding under the Financing Agreement, the interest rate was 8.5% and had unused borrowing availability of $4.1 million.  We were in compliance with all financial debt covenants as of December 31, 2018.

Change in Control Agreements

On November 8, 2017, the Company entered into change in control agreements with certain of its executive officers, non-executive officers and managers. The change in control agreements provide that if the executive’s employment is terminated within the twelve-month period following a change in control of the Company, the executive officer will be entitled to receive a lump sum cash payment equal to their annual base salary and the Company will pay the Executive’s monthly COBRA health continuation premiums for up to twelve months subsequent to the termination date.  The change in control agreements signed with certain non-executive officers and managers are on similar terms, but upon an event of termination, provide for one half of annual base salary and payment of monthly Cobra health continuation payment for up to six months.

Dividends and Stock Repurchase Plan

In the years ended December 31, 2018 and 2017, no dividends were declared or paid.  It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes. Future decisions to pay cash dividends are at the discretion of our Board of Directors.

In August 2011, our Board of Directors approved a stock repurchase plan authorizing us to repurchase our common stock not to exceed $2.5 million in total value.  No shares were repurchased subsequent September 2012.  As of December 31, 2018, authorization to repurchase $2.0 million in value of our common stock remained under this plan.

Contractual Obligations

The following chart describes the outstanding contractual obligations of eMagin as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Operating lease obligations	$5,516,163	$1,049,908	$2,004,303	$2,036,038	$425,914
Finance lease obligations	57,190	12,709	34,950	9,532	-
ABL Facility (a)			-	-	-
Equipment purchase obligations	810,648	810,648	-	-	-
Purchase obligations (b)	9,695,170	9,695,170	-	-	-
Total	$16,079,171	$11,568,435	$2,039,253	$2,045,569	$425,914

(a)	The Company’s ABL facility matures in 2019 and is classified as a current liability.
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

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays.  Our performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.   As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, we do not maintain contract asset balances for product revenue. Additionally, we do not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product.   We offer generally a one-year product warranty, for replacement of product only, and do not allow returns.  We offer industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfer.

We also recognize revenues under the over-time method from certain R&D activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.  These rates are subject to audit by the other party.  Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract.   Under the over-time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.  The incidental costs related to obtaining product sales contracts are non-recoverable from customers; and accordingly, are expensed as incurred.

Product Warranty

We offer generally a one-year product replacement warranty. In general, our standard policy is to repair or replace the defective products. We accrue for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenue may be required in future periods.

 Inventory Valuation

Inventories are stated on a standard cost basis and valued at the lower of cost or market. Cost is determined using the first-in first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of OLED displays.  The Company takes a full physical inventory count at the end of each quarter as part of its valuation process and maintains its inventory on spreadsheets.  The standard cost for the Company’s products are subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead and labor hours, and the yields experienced in the manufacturing process.  The Company regularly reviews inventory quantities on hand, future purchase commitments with the Company’s suppliers, and the estimated utility of the inventory. If the Company review indicates a reduction in utility below carrying value, the inventory is reduced to a new cost basis.

Fair Value of Financial Instruments

eMagin’s cash, cash equivalents, accounts receivable, short-term investments, accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  The fair value of our ABL Facility  approximates our carrying value because the interest rate moves with a market based rate plus a margin. The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Stock-based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors by estimating the fair value of stock awards at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 13 of the Consolidated Financial Statements- Stock Compensation for a further discussion on stock-based compensation.

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

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  At December 31, 2018 and 2017, we have provided a full valuation allowance against its deferred tax assets as we have determined that it is more likely than not that none of the deferred tax assets will be realized.

Our effective income tax rate was 0% in 2018  and 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act,  or TCJA. This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iv) modifying the officer’s compensation limitation.  The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted.  Accordingly, the effects of the TCJA have been recognized in the financial statements for the years ended December 31, 2018 and 2017.

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

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits.  We do not hold derivative financial instruments or equity securities.  At December 31, 2018, we had zero borrowings under our revolving line of credit. A hypothetical 10% increase in borrowing interest rates for the year ended December 31. 2018 would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended December 31, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Annual Report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2018.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America Management is responsible for establishing and maintaining adequate internal control over financial reporting for eMagin.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of eMagin’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of December 31, 2018, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s Form 10-K/A to be filed with the SEC and is incorporated herein by reference. Such Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Form 10-K/A to be filed with the SEC and is incorporated herein by reference. Such Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s Form 10-K/A to be filed with the SEC and is incorporated herein by reference. Such Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Form 10-K/A to be filed with the SEC and is incorporated herein by reference. Such Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s Form 10-K/A to be filed with the SEC and is incorporated herein by reference. Such Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

F-2    Consolidated Balance Sheets at December 31, 2018 and 2017.

F-3    Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017.

F-4    Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018 and 2017.

F-5    Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2019.

eMAGIN CORPORATION

By:
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 28 2019, on behalf of the registrant and in the capacities Indicated.

Signature	Title

Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

President and Chief Financial Officer
Jeffrey P. Lucas	(Chief Accounting Officer and Principal Financial Officer)

/s/ Jill J. Wittels	Chair of the Board
Jill J. Wittels

/s/ Ellen Richstone	Director
Ellen Richstone

/s/ Christopher Brody	Director
Christopher Brody

/s/ Paul Cronson	Director
Paul Cronson

/s/ Eric Braddom	Director
Eric Braddom

/s/ Stephen Seay	Director
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of eMagin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMagin Corporation and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stamford, Connecticut

March 28, 2019

eMAGIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$3,359	$3,526
Accounts receivable, net	3,186	4,528
Unbilled accounts receivable	224	406
Inventories	8,582	8,640
Prepaid expenses and other current assets	875	1,328
Total current assets	16,226	18,428
Equipment, furniture and leasehold improvements, net	8,921	8,553
Intangibles and other assets	269	326
Total assets	$25,416	$27,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,024	$1,714
Accrued compensation	1,634	1,557
Revolving credit facility, net	—	3,808
Common stock warrant liability	1,497	784
Other accrued expenses	1,827	719
Deferred revenue	38	765
Other current liabilities	427	469
Total current liabilities	7,447	9,816

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 45,323,339 shares, outstanding 45,161,273 shares as of December 31, 2018 and issued 35,182,589 shares, outstanding 35,020,523 shares as of December 31, 2017	45	35
Additional paid-in capital	254,736	244,726
Accumulated deficit	(236,312)	(226,770)
Treasury stock, 162,066 shares as of December 31, 2018 and December 31, 2017	(500)	(500)
Total shareholders’ equity	17,969	17,491
Total liabilities and shareholders’ equity	$25,416	$27,307

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Twelve Months Ended
	December 31,
	2018	2017
Revenues:

Product	$23,322	$18,685
Contract	2,913	3,346
Total revenues, net	26,235	22,031

Cost of revenues:

Product	17,797	15,195
Contract	1,754	1,712
Impairment of Consumer Night Vision Business inventory	2,690	—
Total cost of revenues	22,241	16,907

Gross profit	3,994	5,124

Operating expenses:

Research and development	6,694	5,175
Selling, general and administrative	8,967	8,682
Total operating expenses	15,661	13,857

Loss from operations	(11,667)	(8,733)

Other income (expense):
Change in fair value of common stock warrant liability	2,194	1,089
Interest expense, net	(69)	(363)
Other income , net	—	12
Total other income	2,125	738
Income (loss) before provision for income taxes	(9,542)	(7,995)
Income tax benefit	—	212

Net loss	$(9,542)	$(7,783)

Loss per share, basic	$(0.21)	$(0.23)
Loss per share, diluted	$(0.21)	$(0.23)

Weighted average number of shares outstanding:

Basic	44,429,114	33,661,727

Diluted	44,429,114	33,661,727

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2016	5,659	—	31,788,582	32	239,915	(218,987)	(500)	$20,460
Exercise of common stock options	—	—	94,007	—	140	—	—	140
Stock based compensation	—	—	—	—	628	—	—	628
Public offering of common shares, net of offering costs	—	—	3,300,000	3	4,043	—	—	4,046
Net loss	—	—	—	—	—	(7,783)	—	(7,783)
Balance, December 31, 2017	5,659	—	35,182,589	35	244,726	(226,770)	(500)	17,491
Exercise of common stock options	—	—	99,937	—	98	—	—	98
Exercise of common stock warrants			30,000	—	46			46
Public offering of common shares, net of offering costs	—	—	10,010,813	10	9,256	—	—	9,266
Stock based compensation	—	—	—	—	610	—	—	610
Net loss	—	—	—	—	—	(9,542)	—	(9,542)
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(9,542)	$(7,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,989	2,070
Change in fair value of common stock warrant liability	(2,194)	(1,089)
Impairment of Consumer Night Vision Business inventory	2,690	—
Impairment of Consumer Night Vision Business tooling	76	—
Stock-based compensation	610	628
Changes in operating assets and liabilities:
Accounts receivable	1,342	(1,694)
Unbilled accounts receivable	183	995
Inventories	(1,212)	(1,205)
Prepaid expenses and other current assets	49	(288)
Deferred revenues	(727)	320
Accounts payable, accrued expenses, and other current liabilities	357	(100)
Net cash used in operating activities	(6,379)	(8,146)
Cash flows from investing activities:
Purchase of equipment	(2,296)	(1,355)
Net cash used in investing activities	(2,296)	(1,355)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(3,808)	1,885
Proceeds from public offering of common stock and warrants, net	12,172	5,919
Payments of debt issuance costs	—	(158)
Proceeds from warrant exercise, net	46	—
Proceeds from exercise of stock options	98	140
Net cash provided by financing activities	8,508	7,786
Net decrease in cash and cash equivalents	(167)	(1,715)
Cash and cash equivalents, beginning of period	3,526	5,241
Cash and cash equivalents, end of period	$3,359	$3,526

Cash paid for interest	$106	$146
Cash paid for income taxes	$—	$—

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

The Company also recognizes revenues under the over time method from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.  These rates are subject to audit by the other party.  Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract.   Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.  The incidental costs related to obtaining product sales contracts are non-recoverable from customers; and accordingly, are expensed as incurred.

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2018 and 2017 (in thousands):

	Twelve Months Ended
	December 31,
	2018	2017

Beginning balance	$468	$584
Warranty accruals and adjustments	132	136
Warranty claims	(177)	(252)
Ending balance	$423	$468

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

Unbilled accounts receivable

Unbilled receivables principally represent revenues recorded under the over time method of accounting that have not been billed to customers in accordance with the contractual terms of the arrangement.   We anticipate that the majority of the balance at December 31, 2018 will be collected during the 2019 fiscal year.  As of December 31, 2018 and 2017, unbilled accounts receivable was $0.2 million and $ 0.4 million, respectively.

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

Intangible assets

Included in the Company’s intangible assets are patents that are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.  In 2014, the Company purchased several patents for $290 thousand which are being amortized over their remaining useful life.  As of December 31, 2018 and 2017, intangible assets were $355 thousand less accumulated amortization of $274 thousand and $220 thousand, respectively.  As of December 31, 2018, the weighted average remaining useful life of the patents was approximately 6.9 years.

Total intangible amortization expense was approximately $54 thousand for each of the years ended December 31, 2017 and 2016, respectively.   Estimated future amortization expense as of December 31, 2018 is as follows (in thousands):

Fiscal Years Ending December 31,	Total Amortization

2019	$32
2020	9
2021	8
2022	8
2023	8
Later years	16
$81

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.  There was no advertising expense for the years ended December 31, 2018 and 2017.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iv) modifying the officer’s compensation limitation.  The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA have been recognized in the financial statements for the year ended December 31, 2018 and 2017.

For additional details regarding our accounting for income taxes, see Note 10 in the accompanying consolidated financial statements.

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

For the years ended December 31, 2018 and 2017, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the years ended December 31, 2018 and 2017 that were not included in diluted EPS as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31,
	2018	2017

Options	4,678,420	4,768,838
Warrants	9,055,773	5,081,449
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	21,279,526	17,395,620

Comprehensive income (loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss).

The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2018 and 2017. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value due to the short-term nature of these instruments.  The asset based lending facility, (“ABL Facility”) is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin.

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

The common stock warrant liability discussed in Note 9 is currently the only financial assets or liability recorded at fair value on a recurring basis, and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in current liabilities on the accompanying financial statements as of December 31, 2018, as the warrants are currently exercisable.

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value

Balance as of January 1, 2018	$784
Fair value of warrants issuance during period	2,907
Change in fair value of warrant liability, net	(2,194)
Balance as of December 31, 2018	$1,497

The fair value of the liability for common stock purchase warrants at December 31, 2018 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the five year contractual term of the warrants, risk-free interest rates ranging from 2.47% to 2.49%;  no expected dividends and expected volatility of the price of the underlying common stock ranging from 42.1 % to 48.7%.

Stock-based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

Derivative Financial Instruments

The Company evaluates all financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features qualifying as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value  and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations.  The Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Concentration of credit risk

The majority of eMagin’s products are sold throughout North America, Asia, and Europe.  Sales to the Company’s recurring customers are made generally on open account while sales to occasional customers are typically made on a prepaid basis.  eMagin performs periodic credit evaluations on its recurring customers and generally does not require collateral.  An allowance for doubtful accounts is maintained for credit losses.

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

For the year ended December 31, 2018, no single customer accounted for over 10% of net revenues.  For year ended December 31 2017, one customer accounted for over 11% of net revenues.  As of December 31, 2018, we had accounts receivable balances from 51 customers in total, and four customers individually had balances of  15%, 12%,  10% and 10%, respectively,  of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.  At December 31, 2017, the Company had two customers that accounted for 12% and 9% of accounts receivable.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  For the year ended December 31, 2018, the Company incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.  At December 31, 2018, the Company had cash and cash equivalents of $3.4 million, net working capital of $8.8 million, no outstanding debt, and borrowing availability under its ABL Facility of $4.1 million.

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital.   Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

The Company’s ABL Facility expires on December 31, 2019 and, while relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2020.

Based on the Company’s current projections and the availability of the ABL Facility, the Company estimates it will have sufficient liquidity through the end of the first quarter of 2020.  However, there can be no assurance projected results will be achieved or funds will be available under our ABL Facility.  If actual results are less than projected or additional needs for liquidity arise, the Company may be able to raise additional debt or equity financing and is prepared to reduce expenses or enter into a strategic transaction.  However, the Company can make no assurance that it will be able to reduce expenses sufficiently, raise additional capital, or enter into a strategic transaction on terms acceptable to the Company, or at all.

Recently issued accounting standards

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a right-of-use specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases).  The new guidance is effective for years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt ASC 842 in the first quarter of 2019 using modified retrospective approach.    Under the new guidance, leases previously defined as operating leases will be presented on the balance sheet. As a result, these leases will be recorded as a right-of-use asset and a corresponding lease liability at the present value of the total lease payments. The right-of-use asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the lease liability will be decremented using the interest method (i.e. principal and interest). The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The Company currently expects to elect the short term lease recognition exemption for all leases that qualify. The Company is finalizing its implementation related to policies, processes and internal controls to comply with the guidance. The Company estimates that the right-of-use asset and lease liability to be recorded on its consolidated balance sheet, as of January 1, 2019 will be approximately $4.5 million. The adoption of this pronouncement is not expected to have a material impact to the Company’s consolidated statements of operations or its consolidated statement of cash flows.

In August 2018, the FASB issued guidance which adds, amends and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date.  In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively.  The Company is currently evaluating the impact of this guidance on the Company’s disclosures; however, this guidance does not have a material impact the Company’s financial statements.

Note 3- Impairment of Consumer Night Vision Business Assets

During the quarter ended June 30, 2018 the Company made a decision to exit the business associated with its two consumer night vision products, BlazeSpark and BlazeTorch (the “Consumer Night Vision Business”).  The Company’s decision was based on lower than anticipated sales and an assessment performed during the quarter of the anticipated level of additional engineering, marketing and financial resources necessary to modify the products for an expanded market.  As a result, the Company concluded an impairment had occurred and wrote-down $2.7 million of related Consumer Night Vision Business inventory, which includes an accrual of $1.4 million of inventory purchased by a contract manufacturer in anticipation of future production, and $0.1 million of production tooling, which are reflected in cost of revenues in the accompanying Consolidated Statements of Operations.

Note 4 – Revenue Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues.  Contracts include written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Disaggregation of Revenue

The Company  sells products directly to military contractors and OEM’s and who use is displays in a diverse range of applications encompassing the military, and commercial, including medical and industrial, market sectors.    Revenues are classified as either military, commercial, consumer or multiple based on management’s knowledge of the customer’s products and markets served by t displays or the R&D contract work.  Revenues classified as Multiple are for sales to  customers that incorporate the Company’s  displays in products that could be used for either Military or Commercial applications.   R&D activities are performed for both military customers and U.S. Government defense related agencies and consumer companies. Product and Contract revenues are disclosed on the Consolidated Statements of Operations.  Additional disaggregated revenue information for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Twelve Months Ended
	December 31,
	2018	2017

North and South America	$13,969	$11,834
Europe, Middle East, and Africa	9,157	7,299
Asia Pacific	3,109	2,898
Total	$26,235	$22,031

	Twelve Months Ended
	December 31,
	2018	2017

Military	75%	64%
Commercial, including industrial and medical	10%	11%
Consumer	6%	14%
Multiple	9%	11%
	100%	100%

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $3.2 million and $4.5 million as of December 31, 2018 and 2017, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Consolidated Balance Sheet as of December 31, 2018.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	December 31,	December 31,
	2018	2017

Unbilled Receivables (contract assets)	$224	$406
Deferred Revenue (contract liabilities)	(38)	(765)
Net contract asset (liability)	$186	$(359)

During the year ended December 31, 2018, the Company recognized $721 thousand of revenue related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.1 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 5 – Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017

Accounts receivable	$3,325	$4,643
Less allowance for doubtful accounts	(139)	(115)
Accounts receivable, net	$3,186	$4,528

Note 6 – Inventories, net

The components of inventories were as follows (in thousands):

	December 31,	December 31,
	2018	2017

Raw materials	$3,701	$4,054
Work in process	1,033	1,352
Finished goods	4,888	5,024
Total inventories	9,622	10,430
Less inventory reserve	(1,040)	(1,790)
Total inventories, net	$8,582	$8,640

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2018	2017

Vendor prepayments	$702	$755
Other prepaid expenses	173	573
Total prepaid expenses and other current assets	$875	$1,328

Note 8 – Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2018	2017

Computer hardware and software	$800	$693
Lab and factory equipment	17,107	15,678
Furniture, fixtures and office equipment	48	47
Assets under capital leases	66	66
Construction in progress	2,114	1,672
Leasehold improvements	22	-
Total equipment, furniture and leasehold improvements	20,157	18,156
Less: accumulated depreciation	(11,236)	(9,603)
Equipment, furniture and leasehold improvements, net	$8,921	$8,553

Depreciation expense was $1.9 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively.  Assets under capital leases are fully amortized.

Note 9– Debt

	2018		2017

Revolving credit facility	$		$3,974
Less: unamortized debt issuance costs		—	(166)
Revolving credit facility, net		$—	$3,808

On December 21, 2016, the Company entered into an  ABL Facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory.  The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company shall pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. As of December 31, 2018, the interest rate on outstanding borrowings was 8.5%.  The ABL Facility will automatically renew on December 31, 2019 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $228 thousand of debt issuance costs including lender and legal costs that will be amortized over the life of the ABL Facility.  In accordance with recently issued accounting guidance, the revolving credit facility balance is presented net of these unamortized debt issuance costs on the accompanying Consolidated Balance Sheet.  The ABL Facility agreement contains certain lenders remedies that upon events of default, give the bank the ability to terminate the facility before the scheduled maturity date.  Accordingly, the Company classifies borrowing under the ABL facility as current liabilities on the accompanying balance sheets.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of December 31, 2018, we had unused borrowing availability of $4.1 million and were in compliance with all financial debt covenants.

For the years ended December 31, 2018 and 2017, interest expense includes interest paid, or accrued, and amortization or write-off of debt issuance costs of approximately $82 thousand and $363 thousand, respectively, on outstanding debt.

On March 24, 2017, the Company entered into an unsecured debt financing arrangement with Stillwater Trust LLC, an investor who, with affiliates, collectively controlled approximately 46% of the Company’s outstanding common stock.   The agreement provided that the Company could borrow, through June 30, 2018, up to $2 million for general working capital purposes and up to an additional $3 million if the Company’s lender did not provide borrowing availability under its normal terms and conditions through its ABL facility.   The agreement expired and borrowings would become due upon the earlier of June 30, 2020; or the completion of one or a series of equity financings which raise collectively $5 million or greater of gross proceeds.   In accordance with the terms of the agreement, this arrangement expired on May 24, 2017, upon the completion of an equity offering. Upon termination of this facility, the Company wrote off $158 thousand of related debt issuance costs, and recorded a charge to interest expense in the second quarter of 2017.

Note 10 – Income Taxes

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

The Company’s preliminary estimate of the effects of the TCJA undertaken at December 31, 2017, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, was subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of the Company’s tax returns. During 2018, the Company determined that its preliminary estimates were correct and has not recorded any material adjustments related to the finalization of its analysis.

U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. In all cases, we will continue to make and refine our analysis and calculations as additional information and guidance becomes available and as we gain a more thorough understanding of the tax law.

Net loss before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2018	2017
Domestic, current	$(9,542)	$(7,995)
Total	$(9,542)	$(7,995)

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating loss carryforwards	$30,350	$28,399
Research and development tax credit carryforwards	2,438	2,338
Stock based compensation	1,470	1,674
Other provision and expenses not currently deductible	1,345	877
Total deferred tax assets	35,603	33,288
Deferred tax liabilities:
Depreciation and amortization	(726)	(721)
Prepaid expenses	(151)	(94)
Total deferred liabilities	(877)	(815)
Less valuation allowance	(34,726)	(32,473)
Net deferred tax asset	$—	$—

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

As of December 31, 2018, the Company’s deferred tax assets were generated primarily from the federal and state net operating loss, stock based compensation and research and development tax credits.  In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized.  Therefore, the Company has provided a full valuation allowance against the deferred tax assets at December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company had net deferred tax assets before its valuation allowance of approximately $35 million and $32 million, respectively.

During the year ended December 31, 2018, the Company did not utilize its prior years’ net operating loss carryforwards.   As of December 31, 2018, eMagin has federal and state net operating loss carryforwards of approximately $142.6 million and $9.0 million, respectively. The federal research and development tax credit carryforwards are approximately $2.4 million. The federal net operating losses and tax credit carryforwards will expire as follows:

	Net	Research and
	Operating	Development
	Losses	Tax Credits
	(in thousands)
2018-2020	$30,281	$809
2021-2024	41,283	-
2025-2037	71,055	1,629
	$142,619	$2,438

The utilization of net operating losses can be subject to a limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. The Company has done an analysis regarding prior year ownership changes, and it has been determined that the Section 382 limitation on the utilization of net operating losses will currently not materially affect the Company's ability to utilize its net operating losses.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2018	2017
U.S. Federal income tax benefit at federal statutory rate	21%	34%
Change in valuation allowance as a result of TCJA	-	(228)
Change in valuation allowance	(21)	217
Cumulative adjustment for NQSO compensation expense	(3)	(24)
Other, net	3	1
Effective tax rate	-%	-%

The Company did not have unrecognized tax benefits at December 31, 2018 and 2017.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, California, Florida, New York, New Hampshire and Massachusetts.  Due to the Company's operating losses, all tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 11 – Warrant Liability

We account for common stock warrants pursuant to applicable accounting guidance contained in ASC 815 "Derivatives and Hedging - Contracts in Entity's Own Equity" and make a determination as to their treatment as either equity instruments or a warrant liability.

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of December 31, 2018, related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise, as defined in the warrant agreement.   In addition, in May 2017 the Company issued warrants to purchase an aggregate of 1,650,000 shares at an exercise price of $1.65 that have similar alternative settlement provisions.

Based on analysis of the underlying warrant agreements, and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement.  Accordingly, these warrants were classified on the Consolidated Balance Sheets as a current liability upon issuance and are revalued at each subsequent balance sheet date.

The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

We recorded the liability for the common stock warrants issued in January and February 2018 at an initial fair value of $2.9 million, and a fair value as of December 31, 2018 of $1.5 million.  The warrants the company issued in May 2017, had a fair value of $0.8 million at December 31, 2017 and $0.2 million as of December 31, 2018.  The combined changes in fair value are reflected as income from change in the fair market value of common stock warrant liability of $2.2 million and $1.1 million in the consolidated statement of operations for the years ended Dcember31, 2018 and 2017, respectively.

Note 12 – Shareholders’ Equity

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

As of December 31, 2018 and 2017, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

During the year ended December 31, 2018,  options to purchase 99,937 shares were exercised for proceeds of $98 thousand; and warrants to purchase 30,000 shares were exercised for proceeds of $46 thousand.

Underwritten Public Offerings

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

On January 25, 2018 the Company entered into an underwriting agreement to issue and sell 9,807,105 shares of Company Common Stock, together with warrants to purchase 3,922,842 shares of Common Stock with an initial exercise price of $1.55 per share (at a public offering price of $1.35 per fixed combination consisting of one share of Common Stock and associated warrant to purchase four tenths of one share of Common Stock).   The offering closed on January 29, 2018 and the Company received net proceeds after underwriting discounts and expenses of $11.9 million.

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

At December 31, 2018, there were New Warrants outstanding to purchase 2,947,949 shares of Company’s common stock at an exercise price of $2.60, which expire in February 2023.  Warrants to purchase 383,500 shares remaining from the December 2015 issuance were outstanding at December 31, 2018 at an exercise price of $2.05, which expire in June 2021.

In addition, on March 24, 2017 a warrant to purchase 100,000 shares of common stock at an exercise price of $2.25 per share, was issued in conjunction with an unsecured line of credit as described in Note 7: Line of Credit, all of which remain outstanding as of December 31, 2018.

On May 24, 2017, as described above, the Company issued warrants to purchase up to 1,650,000 shares of common stock at an exercise price of $2.45 in conjunction with a public offering, all of which remain outstanding as of December 31, 2018.  As described above, in Note 11.  Warrant Liability, the Company determined that these warrants are subject to liability accounting.

In January and February 2018, the Company issued warrants to purchase up to 4,007,689 shares of its common stock at an exercise price of  $1.55 in conjunction with a public offering and concurrent private placement.  The Company determined that these warrants are subject to liability accounting and warrants to purchase 3,977,689 shares remain outstanding at December 31, 2018.

Based on applicable accounting guidance contained in ASC 815 "Derivative s and Hedging - Contracts in Entity's Own Equity", the Company has determined that all of its outstanding warrants qualify as equity instruments, with the exception of the May 2017, and January and February 2018 Warrants described above.

Note 13 – Stock Compensation

Employee stock purchase plan

In 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2016, the number of shares of common stock available for issuance was 300,000.  As of December 31, 2018, the plan had not been implemented.

Incentive compensation plans

The 2017 Incentive Stock Plan (the “2017 Plan”) adopted and approved by the shareholders on May 25, 2017 provides for grants of common stock and options to purchase shares of common stock to employees, officers, directors and consultants.   The 2017 Plan has an aggregate of 2.0 million shares.  In 2018, there were 587,350 options granted from this plan.  Vesting terms of the options range from immediate vesting to a ratable vesting period of 5 years. Option activity for the year ended December 31, 2018 is summarized as follows:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017		4,768,838	$3.02
Options granted		587,350	1.78
Options exercised		(99,937)	0.98
Options forfeited		(66,667)	1.78
Options cancelled or expired		(511,164)	4.15
Outstanding at December 31, 2018		4,678,420	$2.81	4.10	$12,375
Vested or expected to vest at December 31, 2018	(1)	4,671,164	$2.81	4.17	$12,375
Exercisable at December 31, 2018		4,315,667	$2.87	4.04	$12,375

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2018, there were 980,540 shares available for grant under the 2017 Plans.  There are 100,428 shares available for grant under older plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2018 for the options that were in-the-money.  As of December 31, 2018 there were 12,375 options that were in-the-money.   The Company’s closing stock price was $1.03 as of December 31, 2018. The Company issues new shares of common stock upon exercise of stock options.  The intrinsic value of the 2018 options exercised was $77 thousand.

Stock- based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the years ended December 31, 2018 and 2017 (in thousands):

	Twelve Months Ended
	December 31,
	2018	2017

Cost of revenues	$36	$24
Research and development	95	97
Selling, general and administrative	479	507
Total stock compensation expense	$610	$628

At December 31, 2017, total unrecognized compensation costs related to stock options was approximately $0.5  million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.1 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Twelve Months Ended
	December 31,
	2018	2017

Dividend yield	0%	0%
Risk free interest rates	2.16-2.75%	0.71-1.65%
Expected volatility	46.4 to 50.0%	45.3 to 59.4%
Expected term (in years)	3.5 to 4.75	3.5 to 5.0

The weighted average fair value per share for options granted in 2018 and 2017 was $1.70 and $0.86, respectively.

There were no dividends declared or paid in 2018 or 2017.  The Company does not expect to pay dividends in the near future; therefore, it used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term.   Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Note 14 – Commitments and Contingencies

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

Rent expense was approximately $1.0 million for each of the years ended December 31, 2018 and 2017. The future minimum lease payments for the years 2018 through 2024 are $1.0 million annually.

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.8 million at December 31, 2018.

Employee benefit plans

eMagin has a defined contribution plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the 401(k) Plan, eMagin may match a portion of the participating employees' contributions. For the years ended December 31, 2018 and 2017, there was no employer match.

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

Note 15 – Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2018 and 2017 are as follows (in thousands except share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenues	$6,867	$7,066	$6,867	$5,435
Gross profit	$1,980	$106	$2,379	$(471)
Net income (loss) before income tax	$(2,081)	$(5,065)	$63	$(2,459)
Net loss	$(2,081)	$(5,065)	$63	$(2,459)
Net loss per share - basic	$(0.05)	$(0.11)	$-	$(0.05)
Net loss per share - diluted	$(0.05)	$(0.11)	$-	$(0.05)
Weighted average number of shares outstanding - basic	42,255,189	45,111,273	45,149,717	45,161,273
Weighted average number of shares outstanding - diluted	42,255,189	45,111,273	45,265,370	45,161,273

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenues	$6,069	$5,260	$4,280	$6,422
Gross profit	$1,818	$1,249	$278	$1,779
Net loss before income tax	$(1,999)	$(2,322)	$(2,587)	$(1,087)
Net loss	$(1,999)	$(2,322)	$(2,587)	$(875)
Net loss per share - basic	$(0.06)	$(0.08)	$(0.09)	$(0.03)
Net loss per share - diluted	$(0.06)	$(0.08)	$(0.09)	$(0.03)
Weighted average number of shares outstanding - basic	31,628,997	33,019,478	34,972,589	34,989,530
Weighted average number of shares outstanding - diluted	31,628,997	33,019,478	34,972,589	34,989,530

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