Form 10-K/A
period 2018-12-31
EMAGIN CORP
filed 2019-04-30
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No 1.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter,  the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE American of $1.80 was approximately $54.0 million.   For purposes of the above statement only, all directors, executive officers and 10%, shareholders are assumed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of April 29, 2019 was 49,173,773.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) of eMagin Corporation filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019. In this Amendment No. 1, unless the context indicates otherwise, the designations “eMagin,” the “Company,” “we,” “us” or “our” refer to eMagin Corporation and its wholly owned subsidiaries.

This Amendment No. 1 is being filed solely (i) to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K and (ii) to update the Exhibit Index to include the Company’s previously adopted form of Change in Control Agreement and its newly adopted form of Strategic Bonus Plan. The reference on the cover page of the 2018 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2018 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2018 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2018 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 28, 2019 filing of the 2018 Annual Report or modify or update the disclosure contained in the 2018 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2018 Annual Report and our other filings with the SEC.

eMAGIN CORPORATION

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Name	Age	Position
Eric Braddom(1)(3)	50	Director
Christopher Brody(2)(3*)	50	Director
Paul Cronson(1)	61	Director
Ellen Richstone(1*)(2)	67	Director
Andrew G. Sculley	67	Chief Executive Officer and Director
Brig. General Stephen M. Seay, U.S. Army (Ret.) (1)(2*)(3)	72	Director
Dr. Jill J. Wittels	69	Director and Chair of the Board

(1)                     Audit Committee

(2)                     Governance & Nominating Committee

(3)                     Compensation Committee

*                             Committee Chair

Eric Braddom	Director since 2018

Eric Braddom has served as a director since October 2018.  Mr. Braddom is currently the Vice President and General Manager, Augmented and Virtual Reality Solutions, at Flex Ltd.  Prior to joining Flex in 2015, he was the Vice President of Strategy within the Consumer Solutions division at TE Connectivity, formerly Tyco Electronics, where he worked with the executive team to manage and grow the $800 million consumer devices business.  Previously, Mr. Braddom spent two years at Freescale Semiconductor as Director of Global Marketing for the eReaders consumer segment and 12 years at Texas Instruments in positions of increasing responsibility, focused primarily on the Digital Light ProcessingTM display business, including starting operations in Shanghai and Taiwan. Mr. Braddom received an MBA from the University of Texas and a BS degree in Electrical Engineering from Washington University in St. Louis.  Mr. Braddom’s business and management experience in technology and manufacturing led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Christopher Brody	Director since 2012

Christopher Body has served as a director since June of 2012.  Since February of 2012, Mr. Brody has served as the President and Managing Director of Stillwater LLC and as the Vice President of Stillwater Trust LLC. Both Stillwater LLC and Stillwater Trust LLC are affiliates of Stillwater Holdings LLC, our largest stockholder, which originally nominated him in 2012.  Since September 2017, Mr. Brody  has served on the Supervisory Board of BAWAG P.S.K. Bank Fur Arbeit und Wirtschaft Und Osterreichische Sparkasse Aktiengesellschaft, an Austrian commercial bank (“BAWAG P.S.K.”) and its stockholder, BAWAG Group Ag, formerly known as BAWAG Holdings GmbH (“BAWAG Group”). From 2008 to 2011, Mr. Brody was the Chief Investment Officer of BAWAG P.S.K., and served as a member of the management committee of BAWAG Group. He served on the boards of both companies. From 2001 to 2008, he served as Managing Director of Cerberus Capital Management L.P., an alternate asset hedge fund. He previously served on the boards of Scottish Re Group LTD (NYSE traded), and numerous other boards of private companies in the portfolio of Cerberus Capital Management L.P. Mr. Brody holds a BA from Brandeis University. Mr. Brody’s U.S. and international business and financial knowledge and experience led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Paul Cronson	Director since 2003

Paul Cronson has served as a director since July of 2003. He is a founder and Managing Director of Larkspur Capital, a broker dealer that is a member of FINRA and advises companies seeking private equity or debt. He received his BA from Columbia College in 1979 and his MBA from Columbia University School of Business Administration in 1982. From 1979 to 1986, Mr. Cronson worked with several financial institutions including Laidlaw, Adams Peck in New York, as well as Samuel Montagu Co., Inc. and Chase Investment Bank Ltd in London.  Upon returning to The United States Mr. Cronson joined Peter Sharp Co., where he managed a real estate portfolio, structured financings and assisted with capital market investments. In 1992, he formed Larkspur Capital Corporation. Mr. Cronson represents the Managing Member of Georgetown Investors 1 and Georgetown Investors 2, both investment partnerships with primary holdings in real estate in New York, Chicago, Los Angeles, Washington DC and Columbus. Mr. Cronson serves as a trustee on the boards of the California Institute of the Arts (CalArts) the Park Avenue Armory, the Solomon R Guggenheim Foundation (The Guggenheim Museum in New York) and the Evelyn Sharp Foundation and is a member of the advisory board for the Rand Center for Global Risk and Security.

Ellen Richstone	Director since 2014

Ellen Richstone has served as a director since July 2014.  Ms. Richstone served as the Chief Financial Officer of several public and private companies between 1989 and 2012, including Rohr Aerospace, a Fortune 500 company. From 2002 to 2004, Ms. Richstone was the President and Chief Executive Officer of the Entrepreneurial Resources Group. From 2004 until its sale in 2007, Ms. Richstone served as the financial expert on the board of directors of American Power Conversion, an S&P 500 company. Ms. Richstone currently serves on the board of directors of Superior Industries and Orion Energy Systems.  She also sits on the board of the National Association of Corporate Directors (NACD) in New England, as well as other non-profit organizations, and became a NACD Leadership Fellow in January 2018. In April 2013, Ms. Richstone was given the first annual Distinguished Director Award from the Corporate Directors Group. Ms. Richstone graduated from Scripps College in Claremont, California and holds graduate degrees from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Richstone also completed the Advanced Professional Certificate in Finance at New York University’s Graduate School of Business Administration and attended the Executive Development program at Cornell University’s Business School. Ms. Richstone holds an Executive Master’s Certification in Director Governance from the American College of Corporate Directors.  Ms. Richstone’s broad industry experience in technology and corporate governance expertise led to the conclusion that she should serve on the Board of Directors, given the Company’s business and structure.

Andrew G. Sculley	Director since 2009

Andrew G. Sculley became the Company’s Chief Executive Officer and President on June 1, 2008 and continues to serve as the Chief Executive Officer.  He was appointed to the Board of Directors on November 2, 2009. Mr. Sculley served as the General Manager of Kodak’s OLED systems Business Unit and Vice President of Kodak’s Display Business from 2004 to 2008. From 2003 to 2006, he served on the board of directors of SK Display, a joint venture between Sanyo and Kodak. From 1996 to 2001, Mr. Sculley served as the Manager of Operations, CFO and member of the board of directors of Kodak Japan Ltd., where he managed Distribution, Information Technologies, Legal, Purchasing and Finance. Previously, he held positions in strategic planning and finance in Eastman Kodak Company. Mr. Sculley holds an M.B.A. from Carnegie-Mellon University and an M.S. in physics from Cornell University. He attended Harvard University’s International Senior Management Program while an executive at Kodak. Mr. Sculley’s experience as the Company’s Chief Executive Officer and technical and business management experience at Kodak’s Display Business, SK Display and Kodak Japan Ltd., led to the conclusion that Mr. Sculley should serve on the Board of Directors, given the Company’s business and structure.

Stephen M. Seay	Director since 2006

Brigadier General Stephen M. Seay, U.S. Army (Ret.) has served as a director since January 2006. In March 2016, Brig. General Seay became Director, Leadership and Career Development Strategies, in the University of Central Florida, Department of Athletics.  His responsibilities include resource development, mentor, coach and adviser to student-athletes, and students, in career development opportunities in academia, government and industry, leading toward a successful career upon graduation.  Additionally in 2016, Brig. General Seay was selected to join the Proxy Board of Quantum 3D, Government Systems, Milpitas, CA.  He founded Seay Business Solutions, LLC, a Florida veteran-owned small business, in 2006, specializing in providing assistance to entrepreneurs, as well as large and small businesses, focused on high technology solutions for defense and commercial markets.  Brig. General Seay provides expertise in high technology operational and integrated modeling, simulation, training and education, including virtual and augmented reality systems, mission command, cyber operations, strategic planning, resource management/allocation/analysis, operations research and system life cycle planning, programming, execution, sustainment and life cycle system design.  He held a wide variety of command and staff positions during his over thirty-three year Army career, culminating as the Commanding General, Joint Contracting Command-Iraq/Head of Contracting Authority, Operation Iraqi Freedom (2004-2005) and Program Executive Officer, Simulation, Training and Instrumentation (PEO STRI) from 2000-2005.  He performs corporate and independent director responsibilities as a member of strategy, audit, compensation, finance, governance and executive committees.  Brig. General Seay is the senior mentor/advisor for Talon Simulations, LLC, an entrepreneurial Florida small business, University of Central Florida graduate degree program and National Science Foundation grant awardee, focused on simulation of ground vehicle, aviation and entertainment simulation experiences for training, entertainment and virtual reality gaming. He serves on the boards, formerly Secretary and Treasurer, Kid’s House of Seminole County, Florida (children’s advocacy), Orlando Science Center, Orlando, Florida (STEM) Director and on Finance Committee, and is a Member, National Modeling and Simulation Coalition (Industry Professional).  Brig. General Seay received his B.S. from the University of New Hampshire, where he was a three-sport student-athlete, and an M.S. from North Carolina State University.  He taught Chemistry and coached Division I lacrosse at the United States Naval Academy.  Brig.

General Seay is a recognized expert in operational training systems and programs.  He provided leadership oversight for several virtual reality and Head Mounted Display (headset) systems for individual and small unit training requirements.  His Army operational experience, thorough understanding of high technology devices, optics and digital displays, as well as his in-depth experience in the Department of Defense Program and Budget resource allocation procedures, coupled with his business acumen and experience in transitioning emerging technology into practical applications, led to the conclusion that he was uniquely suited to serve on the Board of Directors, given the Company’s business and structure.

Jill J. Wittels	Director since 2011

Dr. Wittels has served as a director and Chair of the Board since August 2011. She served on the Board of Directors previously from 2003 to 2006. Dr. Wittels is currently the principal in Sostenuto Strategic Advisors, in which capacity she consults on business strategy and serves as a strategy advisor.  Since October 2017, she has served as the President and COO of Route Dynamics Corp.  She served on the board of the Fermi National Accelerator Laboratory, a laboratory of the U.S. Department of Energy Office of High Energy Physics from 2013 to 2014 and also from June 1995 through June 2011. From 2001 until July 2011, Dr. Wittels was Corporate Vice President, Business and Technology Strategy of L-3 Communications. Her responsibilities at L-3 included strategies for growth, oversight of R&D, diligence support for M&A, and cross-company business development coordination. From 1979 to 2001, she held a variety of positions with BAE Systems including Vice President and General Manager, Acting President and Vice President of Engineering. She served on the board of Innovative Micro Technology, Inc. from 2002 through July 2011 and on the board of Millivision, Inc. from 2002 to 2006. Dr. Wittels holds a B.S. and a Ph.D. in Physics, both from the Massachusetts Institute of Technology. Dr. Wittels’ business management experience, her scientific knowledge, her knowledge of the Company, and her experience in developing strategy and strategic alliances led to the conclusion that she should serve on the Board of Directors, given the Company’s business and structure.

(b) Identification of Executive Officers

Name	Age	Position
Andrew G. Sculley	67	Chief Executive Officer
Jeffrey P. Lucas	59	President, Chief Financial Officer and Chief Accounting Officer
Amalkumar Ghosh	64	Senior Vice President, Research and Development
Oliver Prache	59	Senior Vice President, Product Development
Joseph Saltarelli	51	Senior Vice President, Manufacturing

Andrew G. Sculley, our Chief Executive Officer, is also a member of the Board of Directors and his biographical information is set forth above under “Identification of Directors.”

Jeffrey P. Lucas was appointed President and Chief Financial Officer on September 30, 2018, after becoming the Company’s Chief Financial Officer on September 14, 2015. Mr. Lucas was the Chief Financial Officer and a member of the Board of Directors of Transfreight companies from 2013 to 2015. From 2010 to 2013, Mr. Lucas was the Managing Director of Neptune Advisors, LLC, a strategy consulting firm. From 2006 to 2010, he was the Chief Financial Officer of GPX International Tire Corporation. Mr. Lucas is a Certified Public Accountant and a Chartered Financial Analyst. He earned an M.B.A. from Harvard Business School and a B.A. in Economics from Tufts University.

Dr. Amalkumar Ghosh was appointed Chief Technology Officer on September 30, 2018 in addition to his capacity as Senior Vice President.  Dr. Ghosh was appointed Senior Vice President of Research and Development in April 2009 after serving as Vice President of OLED Research and Development at the Company since 2005. He is responsible for new microdisplay technology development, government programs, intellectual property and manufacturing process engineering. Dr. Ghosh has more than thirty years of leading industrial research and development experience. From 2002 to 2005, he was at Eastman Kodak Company where he played a key role towards OLED display technology development. From 1995 to 2002, he was employed by the Company. His work during this period laid the foundations for OLED microdisplay technology. From 1985 to 1995, he was with IBM Corporation where he was a leader in various aspects of semiconductor and LCD display technologies. He has many publications and patents to his credit and has received numerous awards and recognitions from the Society for Information Display, including being nominated a Fellow of the Society. Dr. Ghosh was the President of the Society for Information Displays from 2014 to 2016. Currently, he is a board director for the society. Dr. Ghosh earned B.Sc. and M.Sc. degrees in physics from Poona University and a Ph.D. degree in Physics from Massachusetts Institute of Technology.

Olivier Prache was appointed Senior Vice President, Product Development in September 2012. His current responsibilities encompass managing OLED product development and product engineering. He served as Senior Vice President of Display Operations and Development from 2005 to 2012, after overseeing microdisplay product development at the Company since 1995 when he joined the

Company’s predecessor, FED Corporation. He was employed by Philips-LCOS from 2002 until 2004 when he rejoined the Company. Prior to joining the Company’s predecessor in 1995, he worked for Pixtech in France and OIS Optical Imaging Systems in Troy, Michigan. He earned an M.S. degree in electronics from E.N.S.E.R.G., in Grenoble, France.

Joseph Saltarelli was appointed Senior Vice President of Manufacturing Operations in March 2018.  Previously, he was appointed Vice President of Manufacturing Operations in September 2017.  Mr. Saltarelli’s responsibilities include managing manufacturing production operations, manufacturing engineering, equipment maintenance, procurement, and quality.  From 2015 to 2017, he was Senior Director of Manufacturing Operations for GLOBALFOUNDRIES where he managed a 300mm wafer production line in Hopewell Junction, New York.  Prior to working at GLOBALFOUNDRIES, Mr. Saltarelli worked at IBM Corporation for over 25 years where he held senior management positions in semiconductor manufacturing, thin films, and packaging with expertise in process engineering, equipment maintenance, production, and operations.  Mr. Sattarelli is a member of the Board of Directors of the Council of Industry, a not for profit organization which promotes and supports advances in manufacturing in companies throughout the New York Hudson Valley area.  Mr. Saltarelli earned a B.S. in Ceramic Engineering and Materials Science from Rutgers University as well as an M.B.A specializing in Technology Management.

(c)   Identification of Certain Significant Employees

Not applicable.

(d) Family Relationships

There are no family relationships among our executive officers and directors.

(e) Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Amendment No. 1.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Amendment No. 1.

(f) Involvement in Certain Legal Proceedings

Pursuant to an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Exchange Act Making Findings, and Imposing a Cease-and-Desist Order and Civil Penalty dated September 10, 2014 (the “Order”), the entry to which Mr. Cronson consented, the SEC found that Mr. Cronson had violated Section 16(a) of the Exchange Act and Rule 16a-3 promulgated thereunder by virtue of having failed to timely file a Form 4 reporting transactions in our Company’s securities on numerous occasions during the calendar years 2010 through 2013. The SEC ordered Mr. Cronson to (i) cease and desist from committing or causing any future violations Section 16(a) of the Exchange Act and Rule 16a-3 promulgated thereunder, and (ii) pay a civil money penalty in the amount of $47,250. Other than the foregoing, there are currently no legal proceedings, and during the past 10 years, there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

(g) Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.emagin.com. The current members of the Audit Committee are Ellen Richstone (Chair), Eric Braddom, Paul Cronson, and Stephen M. Seay. The Board

has determined that Ellen Richstone is an “audit committee financial expert” as defined by the SEC.

(j) Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of eMagin common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Conduct and Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees including our Chief Executive Officer and Chief Financial Officer and principal accounting officer. The Code of Ethics and Business Conduct is posted on our website at http://www.emagin.com.  Our website is not part of this report.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Objectives

The objectives of our compensation program are as follows:

•                 Attract, hire and retain well-qualified executives.

•                 Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares.

Compensation Setting Process

Role of Compensation Committee. The role of the Compensation Committee is to oversee the Company’s executive compensation strategy, oversee the administration of its executive compensation and its equity based compensation plans, review and approve the compensation of the Company’s Chief Executive Officer, and other executive officers and managers,  and oversee the compensation of the Company’s Board of Directors. The Compensation Committee is comprised exclusively of independent outside directors and includes members with executive level experience in other companies. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

Role of Compensation Consultant.  The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. The Company engaged the Wilson Group in March 2019 to provide guidance on and perform an assessment of a strategic incentive program for senior management.  Towers Watson, a global professional services company, was previously engaged by the Compensation Committee to assist in the identification and selection of peer companies for purposes of comparing compensation practices and to provide guidance regarding the amount and types of compensation that we provide to our executives and Board of Directors, and on other compensation-related matters. In 2018, the Compensation Committee did not engage or receive services from Towers Watson or any other compensation consultant.

Role of Management. In setting compensation for 2018, our Chief Executive Officer worked closely with the Compensation Committee and attended the meetings of the Compensation Committee. Our Chief Executive Officer made recommendations to the Compensation Committee regarding compensation of our executive officers other than himself. No executive officer participated directly in the final deliberations regarding his own compensation package.

Use of Comparative Market Data. The Compensation Committee approved the 2018 peer group consisting of the following 17 companies. These companies were selected as peers based on their being in a similar industry, primarily manufacturers of electronic components or electronic equipment and instruments, and of a generally similar size, based mainly on revenue.

Clearfield, Inc.

Digital Ally Inc.

Inrad Optics Inc.

Intricon Corporation

Kopin Corporation

LightPath Technologies Inc.

Luna Inc.

LRAD Corporation

Mercury Computer Systems, Inc.

Micropac Industries Inc.

Microvision Inc.

Murata Manufacturing Co. Ltd.

NVE Corporation

SPI Energy Co., Ltd.

Supertex, Inc.

The LGL Group, Inc.

Universal Display Corporation

Elements of Executive Compensation

The compensation level of our executives generally reflects their level of experience and is designed to provide an incentive to positively affect our future operating performance and shareholder value.

Base Salary. Base salary is the primary fixed element in the Company’s compensation program and is intended to provide an element of certainty and security to the Company’s executive officers on an ongoing basis. Base salaries are determined based on the executive’s level of experience, specialty and responsibility. Executive base salaries are reviewed on an annual basis by the Compensation Committee. Any increases in base salary are based on an evaluation of the individual’s performance, level of responsibility and, when such information is available, the level of pay compared to the salaries paid to persons in similar positions in the Company’s peer group or as shown in survey data.

Mr. Sculley’s base salary for 2018 of $440,000 was consistent with his ending base salary for 2017.   Dr. Ghosh’s base annual  salary of $320,000 was increased to $355,000 in September 2018 upon his promotion to Chief Technology Officer.  Mr. Lucas’ base annual salary of $355,000 was increased to 400,000 upon his promotion to President on September 30, 2018.  Amounts reported in the 2018 Summary Compensation Table below reflect actual cash compensation paid and differ slightly from these rates due to the timing of payroll dates in each period, and the timing of payroll increases.

Equity. Part of the compensation paid to our executives has historically been in the form of equity, which to date has been exclusively through stock option grants. The stock option exercise price is at least equal to the fair market value of our common stock on the date of grant. Therefore, a gain is only recognized if the value of the stock increases, which promotes a long term alignment between the interests of the Company’s executives and its stockholders. In addition, the time-based vesting features of our stock options contribute to executive retention. No equity awards were granted to our named executive officers during 2018.

Incentive Bonus. Our named executive officers are eligible to receive cash incentive awards that are tied to achieving performance metrics established by the Compensation Committee at the beginning of each year, with input from the Chief Executive Officer. Target bonuses for the named executive officers are set as a percentage of base salary. The program is funded by establishing a pool based on a percentage of annual EBITDA, which is then adjusted by an overall Company performance modifier based on Company performance to reach the final bonus pool. The program creates incentive for the named executive officers to direct their efforts toward achieving specified Company goals and individual goals. For 2018 annual cash incentive bonuses, the Compensation Committee established goals related to the Company’s financial performance and attainment of strategic milestones and approved individual goals for executives. In 2018, we fell short of reaching the Company’s financial performance goals and, accordingly, there were no bonus program or discretionary cash bonuses awarded to our named executive officers for 2018 performance.

Anti-Hedging Policy

Our insider trading policy prohibits directors and employees from engaging in short-term or speculative transactions such as trading in eMagin stock on a short-term basis, pledging eMagin stock against margin loans, purchasing eMagin stock on the margin or engaging in short sales.

Clawback Policy

Our Clawback Policy provides that the Company will seek to recover, under the direction of the Compensation Committee, any cash or equity compensation paid to an executive officer of the Company which is subject to recovery under any law, government regulation or stock exchange listing requirement, through such deductions or clawback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our named executive officers for the years indicated.

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)
Andrew G. Sculley,	2018	440,000	—	—	—	440,000
Chief Executive Officer	2017	440,000	—	—	—	440,000
Jeffrey P. Lucas,	2018	379,250	—	—	—	379,250
President, Chief Financial Officer and Chief Accounting Officer	2017	355,000	—	—	—	355,000
Amalkumar Ghosh,	2018	328,750	—	—	—	328,750
Chief Technology Officer and Senior Vice President, Research and Development	2017	324,993	—	—	—	324,993

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards held by our named executive officers as of December 31, 2018.

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Options exercise price ($)	Option expiration Date
Andrew G. Sculley	120,000(1)	30,000	2.66	August 12, 2023
Jeffrey P. Lucas	75,000(2)	—	2.50	September 14, 2020
	80,000(1)	20,000	2.66	August 12, 2023
Amalkumar Ghosh	80,000(1)	20,000	2.66	August 12, 2023

(1)         The shares underlying these stock options vest as follows: 20% of shares vested on the grant date of August 12, 2016 and 20% of the shares vest on each of the following four anniversaries of September 12, 2016.

(2)         The shares underlying this stock option vested as follows: one third of the shares vested on September 14, 2016 and one third of the shares vested on each of the following two anniversaries of September 14, 2016.

Employment Agreements

Employment Agreement with Andrew G. Sculley

On July 1, 2016, the Company and Andrew G. Sculley, Jr. entered into an Amended and Restated Employment Agreement (the “2016 Sculley Employment Agreement”), which provides for an annual base salary of $440,000.

Pursuant to the 2016 Sculley Employment Agreement, if Mr. Sculley’s (i) employment is terminated without Cause (as defined in the 2016 Sculley Employment Agreement), (ii) employment is terminated or his position is significantly changed or salary decreased as a result of a Change of Control (as defined in the 2016 Sculley Employment Agreement) or (iii) if he terminates his employment for Good Reason (as defined in the 2016 Sculley Employment Agreement), then Mr. Sculley shall, at the Company’s sole discretion, be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the 2016 Sculley Employment Agreement, which shall be paid monthly, or (ii) monthly salary payments for 12 months, based on Mr. Sculley’s monthly rate of base salary at the date of such termination, provided, however in lieu of the aforementioned monthly payments, the Company may in its sole discretion pay such payments in a lump-sum. Pursuant to the 2016 Sculley Employment Agreement, payment by the Company of the foregoing severance amounts is contingent upon Mr. Sculley’s executing a release agreement substantially in the form attached as an exhibit to the 2016 Sculley Employment Agreement, and such release becoming effective, and only so long as Mr. Sculley does not revoke or breach the provisions of the such release or the restrictive covenants set forth in Sections 4 and 5 of the 2016 Sculley Employment Agreement.

Pursuant to the 2016 Sculley Employment Agreement , Mr. Sculley shall also be entitled to: (i) payment for accrued and unused vacation; (ii) the immediate vesting of any non-vested equity-related instruments granted pursuant to Section 2.6 of the 2016 Sculley Employment Agreement; and (iii) any bonuses which have accrued but remain unpaid prior to the date of Mr. Sculley’s termination.

The Company also agreed to amend any equity-related instruments granted to Mr. Sculley to permit the full exercise thereof following the termination of his employment without Cause, because of Disability (as defined in the 2016 Sculley Employment Agreement) or death and to amend any equity-related instruments granted to him to permit the immediate full vesting and exercise thereof at any time after termination of Mr. Sculley’s employment without Cause or because of Disability or death, to the same extent as though Mr. Sculley’s employment had not terminated. Mr. Sculley or his personal representative may accept either or both of such offers at any time before such equity-related instruments otherwise expire by giving written notice to the Company.

The term of the 2016 Sculley Employment Agreement expired on December 31, 2018. Mr. Sculley’s employment agreement for 2019 is currently under negotiation and has not yet been completed. Mr. Sculley and the Company have agreed that the Company will continue to pay Mr. Sculley pursuant the terms of the 2016 Sculley Employment until the new agreement can be completed. In the interim the Company and Mr. Sculley have entered into a Change in Control Agreement and a Strategic Bonus Agreement. See “—Change in Control Agreements” and “—Strategic Bonus Agreements” below. Mr. Sculley’s new employment agreement is expected to be substantially the same as the 2016 Sculley Employment Agreement, save for those matters now covered by Mr. Sculley’s Change in Control Agreement and Mr. Sculley’s Strategic Bonus Agreement.

Offer Letter with Jeffrey P. Lucas

On September 10 2015, the Company and Jeffrey P. Lucas entered into an offer letter. Mr. Lucas’s current base salary is $400,000 and he is eligible for an annual incentive bonus targeted at 20% of his base salary. In the event that Mr. Lucas’s employment is terminated by the Company for any reason other than for unsatisfactory performance or gross misconduct, he will receive severance equal to six months his salary at the time of termination, subject to his execution of a separation and release agreement, in form and substance acceptable to the Company.

Change in Control Agreements

On November 8, 2017 and April 29, 2019, respectively, we entered into Change in Control Agreements (the “Change in Control Agreements”) with Amalkumar Ghosh and Jeffrey P. Lucas, and Andrew G. Sculley (each an “Executive”). The Change in Control Agreements provide that if, within the 12-month period following a Change in Control of the Company (as defined in the Change in Control Agreements), the Executive suffers a Terminating Event (as defined below), he will be entitled to receive a lump sum cash payment in an amount equal to the Executive’s annual base salary in effect immediately prior to the Terminating Event (or the Executive’s annual base salary in effect immediately prior to the Change in Control, if higher), payable in a lump sum within 60 days of the termination date, provided that the Executive executes and does not revoke a separation agreement and release in favor of us. In addition, if the Executive was participating in our group health plan immediately prior to termination and elects COBRA health continuation, then we will pay the Executive a monthly cash payment for 12 months or the Executive’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to the Executive if he had remained employed by us.

A “Terminating Event” shall be deemed to have occurred under the Change in Control Agreements if the Executive (i) is terminated by us other than for Cause (as defined in the Change in Control Agreements), death or Disability (as defined in the Change in Control Agreements) or (ii) terminates his employment with the Company for Good Reason (as defined in the Change in Control Agreements).

Mr. Ghosh’s and Mr. Lucas’ Change in Control Agreements became effective as of November 8, 2017 and Mr. Sculley’s Change in Control Agreement became effective April 29, 2019.  Each of the agreements terminate upon the earliest of (a) the termination of the Executive’s employment for any reason prior to a Change in Control, (b) the termination of the Executive’s employment with the Company after a Change in Control for any reason other than the occurrence of a Terminating Event or (c) the date which is 12 months after a Change in Control if the Executive is still employed by the Company.

The foregoing description is a summary of the Change in Control Agreements and should be read in conjunction with the full text of the form of Change in Control Agreement which is attached to this Amendment No. 1 as Exhibit 10.1 and is incorporated herein by reference.

Strategic Bonus Agreements

On April 30, 2019, we entered into strategic bonus agreements (the “Strategic Bonus Agreements”) with Andrew G. Sculley, Amalkumar Ghosh and Jeffrey P. Lucas (each, an “Recipient”). The Strategic Bonus Agreements provide that, in the event of a Change in Control (as defined in the Strategic Bonus Agreements), which definition requires that the parties enter into a definitive agreement with respect to the Change in Control and that the Change in Control close on or before December 31, 2019, the Recipient will be entitled to receive a cash bonus equal to $200,000, if (i) the Recipient remains continuously employed by us through the date that is 120 days after the closing of the Change in Control (the “Change in Control Bonus Date”) or (ii) the Recipient experiences a Terminating Event (as defined below and in the Strategic Bonus Agreements) within 30 days prior to but in connection with the Change in Control or following the Change in Control but prior to the Change in Control Bonus Date, provided that, the Recipient enters into and complies with a separation and release agreement in a form provided by us. A “Terminating Event” will be deemed to have occurred under the Strategic Bonus Agreements if the Recipient’s employment with us is terminated (i) by us other than for Cause (as defined in the Strategic Bonus Agreements), (ii) by the Recipient for Good Reason (as defined in the Strategic Bonus Agreements), (iii) due to the Recipient’s Disability (as defined in the Strategic Bonus Agreements), or (iv) due to the Recipient’s death.

The foregoing description is a summary of the Strategic Bonus Agreements and should be read in conjunction with the full text of the form of Strategic Bonus Agreement which is attached to this Amendment No. 1 as Exhibit 10.2 and is incorporated herein by reference.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)(2)	Total ($)
Christopher Brody	40,000	50,000	90,000
Paul Cronson	40,000	50,000	90,000
Eric Braddom(3)	10,000	12,500	22,500
Ellen Richstone	45,000	50,000	95,000
Stephen M. Seay	40,000	50,000	90,000
Jill J. Wittels	70,000	98,750	168,750

(1)                                 Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2018, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 13 to our financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(2)                                 The following table sets forth the aggregate number of shares of our common stock underlying unexercised stock options held as of December 31, 2018 by each of the persons who served as a non-employee director during 2018:

Number of Shares Underlying Options Outstanding as of December 31, 2018
Christopher Brody	335,024
Paul Cronson	495,706
Eric Braddom	21,299
Ellen Richstone	261,951
Stephen M. Seay	545,706
Jill J. Wittels	757,525

(3)                                 Mr. Braddom was appointed to the Board of Directors on October 21, 2018.  Amounts reported for Mr. Braddom reflect pro-rated cash fees and a stock option with a value pro-rated to reflect Mr. Braddom’s start date.

Fees Earned or Paid in Cash

Board Retainer. Each non-employee director, except the Chair, received an annual cash retainer of $40,000 for his or her service as a member of the Board of Directors in 2018. The Audit Committee Chair received an additional annual retainer of $5,000 for her service in such role in 2018.

Meeting Fees. Members of the Board of Directors do not receive any additional fees for meeting attendance.

Option Awards

Each non-employee director, except the Chair, received equity compensation in the form of a stock option with a grant date fair value of $50,000 (pro-rated to reflect directors who did not serve for the entire year) in 2018.

Chair of the Board

The Chair received an annual cash retainer of $70,000 and equity compensation in the form of a stock option with a grant date fair value of $98,750 in 2018.

On March 29, 2018 the Compensation Committee approved the following 2018 compensation for non-employee directors, excluding the Chair, which remains unchanged from 2017 director compensation:

•    Annual cash retainer of $40,000.

•    Stock option with a grant date fair value of $50,000.

•    No meeting fees.

As in 2017, for service in 2018, the Chair will receive an annual cash retainer of $70,000 and a stock option with a grant date fair value $98,750. The Chair of the Audit Committee will receive an annual cash retainer of $5,000 in addition to the $40,000 annual cash retainer for service on the Board of Directors, which is unchanged from 2017 Audit Committee Chair compensation.

Board meetings during fiscal 2018

During 2018, the Board of Directors held six meetings.  Each director named above attended all of the fiscal 2018 meetings of the Board and the all of the fiscal 2018 meetings held by all committees on which such director served with the exception of Mr. Braddom.  Mr. Braddom attended all Board meetings and all committee meetings on which he served subsequent to his appointment to the Board in October 2018. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees. Information concerning the function of each Board committee follows.

Audit Committee

During 2018, the Audit Committee held eleven meetings in person or through conference calls.

Compensation Committee

The current members of the Compensation Committee are Christopher Brody (Chair), Eric Braddom and Stephen M. Seay, all of whom are independent directors as determined by the NYSE: American rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensation of our Board members; (2) reviewing compensation plans, policies and benefit programs for employees, generally and (3) administering the employee stock option and benefit plans, when designed by the Board. While performing its duties, the Compensation Committee receives substantial input from the Chief Executive Officer regarding the appropriate level and type of compensation for our executives, excluding the compensation paid to the Chief Executive Officer. The Compensation Committee has determined that no risks exist rising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee did not retain a compensation consultant to review our policies and procedures with respect to executive compensation in 2018. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.emagin.com.  During 2018, the Compensation Committee held four meetings in person or through conference calls.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.emagin.com. The current members of the Governance and Nominating Committee are Stephen M. Seay (Chair), Christopher Brody and Ellen Richstone. During 2018, the Governance and Nominating Committee held six meetings in person or through conference calls.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of eMagin’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of April 19, 2019, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.  Unless otherwise indicated, the mailing address of stockholders is c/o eMagin Corporation, 700 South Drive, Suite 201, Hopewell Junction, NY 12533.

Name of Beneficial Owner	Common Stock Beneficially Owned**	Percentage of Common Stock**
Stillwater Holdings LLC (f/k/a Stillwater LLC)(1)	16,159,159	28.50%
AWM Investment Company(2)	11,944,524	21.47%
Ginola Limited(3)	4,980,694	9.71%
Sabby Management, LLC(4)	4,000,000	8.14%
Rainbow Gate Corporation(5)	1,720,658	3.74%
Paul Cronson(6)	887,062	1.78%
Jill J. Wittels(7)	856,446	1.71%
Stephen Seay(8)	628,591	1.26%
Andrew G. Sculley(9)	404,727	*%
Eric Braddom(10)	58,956	*
Christopher Brody(11)	300,078	*
Ellen Richstone(12)	252,932	*
Amalkumar Ghosh(13)	106,512	*
Oliver Prache(14)	106,108	*
Jeffrey P. Lucas(15)	115,927	*
Joseph Saltarelli(16)	70,089	*
All executive officers and directors as a group (consisting of 11 individuals)	3,787,427	7.63%

*                           Less than 1% of the outstanding common stock.

**                    Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or preferred shares exercisable or convertible within 60 days of April 13, 2017 are deemed outstanding for computing the percentage of the person holding such option or warrant.

(1)                   This figure represents: (i) 8,516,826 shares of common stock owned by Stillwater Holdings LLC (f/k/a Stillwater LLC), which includes 4,250,000 shares of common stock placed with Flat Creek Fiduciary Management LLC as trustee of a trust for the benefit of minor beneficiaries of the sole member of Stillwater Holdings LLC, in which the sole member of Stillwater Holdings LLC has investment control; 2,250,000 shares of common stock held by Stillwater Trust LLC in which the sole member of Stillwater Holdings LLC has investment control; and 783,325 shares of common stock owned by Rainbow Gate Corporation of which the sole member of Stillwater Holdings LLC is the investment manager; (ii) 6,314,666 shares of common stock underlying Series B Convertible Preferred Stock which includes 937,333 shares of common stock underlying Series B Convertible Preferred Stock held by Rainbow Gate Corporation of which the sole member of Stillwater Holdings LLC is the investment manager; and (iii) 1,277,667 shares underlying common stock warrants. Mortimer D. A. Sackler exercises sole voting power with respect to the shares held in the name of Stillwater Holdings LLC as sole member, Mortimer D. A. Sackler exercises sole voting power with respect to the shares held in the name of Rainbow Gate Corporation as investment manager, Mortimer D. A. Sackler exercises sole voting power with respect to the shares held in the name of Stillwater Trust LLC as sole member and president and Mortimer D.A. Sackler has investment control with respect to the shares held in the name of Flat Creek Fiduciary Management LLC, as trustee; therefore Stillwater Holdings LLC is deemed to beneficially own the shares held by Rainbow Gate Corporation and Flat Creek Fiduciary Management LLC.  The mailing address of Stillwater Holdings LLC is c/o Frank S. Vellucci, Esq, Chadbourne & Parke LLP, 1301 Avenue of the Americas, New York, NY 10019-6022.

(2)                   This figure represents: (i) 5,429,524 shares of common stock owned by AWM Investment Company, which include: 689,133 shares of common stock held indirectly by Special Situations Cayman Funds, L.P.; 1,816,791 shares of common stock owned by Special Situations Fund III QP.; 438,842 shares owned by Special Situations Technology Fund L.P. and 2,485,058 shares of common stock owned by Special Situation Technology Fund II; and (ii) 6,515,000 shares underlying common stock warrants.  The mailing address of AWM Investment management is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(3)                   This figure represents: (i) 2,799,360 shares of common stock owned by Ginola Limited, which include: 783,325 shares of common stock held indirectly by Rainbow Gate Corporation; 78,478 shares of common stock owned by Mount Union Corp.; and 57,372 shares of common stock owned by Chelsea Trust Company Limited, as trustee (Ginola Limited disclaims beneficial ownership of the shares owned by Rainbow Gate Corporation, Mount Union Corp. and Chelsea Trust Company Limited, as trustee); and (ii) 173,333 shares underlying common stock warrants; and (iii) 2,008,000 shares of common stock underlying Series B Convertible Preferred Stock, which includes 937,333 shares of common stock underlying Series B Convertible Preferred Stock held by Rainbow Gate Corporation. Stillwater Holdings LLC (f/k/a Stillwater LLC) and Ginola Limited are beneficially owned by separate parties and therefore do not exert voting control over one another. However, the figure for Stillwater Holdings LLC includes the shares held by Rainbow Gate Corporation and the sole member of Stillwater Holdings LLC is the investment manager and sole director of Rainbow Gate Corporation that exerts voting control over such shares. Jonathan White, Philip Le Cornu and Joerg Fischer exercise shared voting power with respect to the shares held in the name of Mount Union Corp. Stuart Baker, Joerg Fischer, Christopher Mitchell, Leslie Schreyer and Jonathan White exercise shared voting power with respect to the shares held in the name of Chelsea Trust Company Limited. Jonathan White, Joerg Fischer and Philip Le Cornu are the directors of Ginola Limited and exercise shared voting power with respect to the shares held in the name of Ginola Limited.  The mailing address of Stillwater Holdings LLC is c/o Frank S. Vellucci, Esq, Chadbourne & Parke LLP, 1301 Avenue of the Americas, New York, NY 10019-6022.

(4)                   This figure represents: (i) 4,000,000 shares of common stock owned with shared voting power among; Sabby Volatility Warrant Master Fund, Ltd; Sabby Management, LLC; and Hal Minz.  The mailing address of Sabby Volatility Warrant Master Fund is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.  The mailing address of Hal Minz and Sabby Management, LLC is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(5)                   This figure represents 783,325 shares of common stock owned by Rainbow Gate Corporation and 937,333 shares of common stock underlying Series B Convertible Preferred Stock held by Rainbow Gate Corporation. Mortimer D. Sackler exercises the sole voting power with respect to the shares held in the name of Rainbow Gate Corporation.  The mailing address of Stillwater Holdings LLC is c/o Frank S. Vellucci, Esq, Chadbourne & Parke LLP, 1301 Avenue of the Americas, New York, NY 10019-6022.

(6)                   This figure represents 186,990 shares of common stock owned by Paul Cronson, 532,664 shares of common stock underlying options, 7,408 shares underlying common stock warrants, and 160,000 shares of common stock underlying Series B Convertible Preferred Stock held directly and indirectly by Paul Cronson. This includes (i) 13,294 shares of common stock held indirectly by a family member of Paul Cronson; and (ii) 155,177 shares of common stock and 160,000 shares of common stock underlying Series B Convertible Preferred Stock held indirectly by Navacorp III, LLC. Paul Cronson exercises sole voting power with respect to the shares held in the name of Navacorp III, LLC.

(7)                   This figure represents 18,519 shares of common stock owned by Jill Wittels, 7,408 shares underlying common stock warrants, and 837,927 shares underlying options.

(8)                   This figure represents 38,519 shares of common stock owned by Steve Seay, 7,408 shares underlying common stock warrants, and 590,072 shares underlying options.

(9)                   This figure represents 307,317 shares of common stock owned by Andrew G. Sculley, 7,408 shares underlying common stock warrants, and 90,000 shares underlying options.

(10)            This figure represents 58,519 shares underlying options owned by Eric Braddom.

(11)            This figure represents 300,078 shares underlying options owned by Christopher Brody.

(12)            This figure represents 18,519 shares owned by Ellen Richstone, 7,408 shares underlying common stock warrants, and 227,005 shares underlying options.

(13)            This figure represents 39,104 shares of common stock owned by Amalkumar Ghosh, 7,408 shares underlying common stock warrants, and 60,000 shares underlying options.

(14)            This figure represents 18,700 shares of common stock owned by Olivier Prache, 7,408 shares underlying common stock warrants and 80,000 shares underlying options.

(15)            This figure represents 18,519 shares of common stock owned by Jeff Lucas, 7,408 shares underlying common stock warrants, and 90,000 shares underlying options.

(16)            This figure represents 12,311 shares of common stock owned by Joseph Saltarelli, 4,444 shares underlying common stock warrants, and 53,334 shares underlying options.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2019.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders - 2017 Incentive Stock Plan	1,526,711	$1.34	464,956
Equity compensation plans approved by security holders - 2013 Incentive Stock Plan	1,226,503	$2.40	84,168
Equity compensation plans approved by security holders - 2011 Incentive Stock Plan	951,055	$3.37	22,882
Equity compensation plans approved by security holders - 2008 Incentive Stock Plan	553,524	$1.67	1,378
Equity compensation plans approved by security holders - 2003 Incentive Stock Plan	902,652	$4.44	—
	5,160,445		573,384

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At the beginning of each calendar year, each member of our Board of Directors and each executive officer is required to complete an extensive questionnaire that we utilize when preparing our annual proxy statement, as well as our Annual Report on Form 10-K and other SEC filings. The purpose of the questionnaire is to obtain information from directors and executive officers to verify disclosures about them that are required to be made in these documents. Regarding related person transactions, the questionnaire serves two purposes: first, to remind each executive officer and director of their obligation to disclose any related person transactions in which they have or will have a direct or indirect material interest (or a transaction in which their family members or entities in which they hold an interest have a material interest) and in which we participate that in the aggregate exceed $120,000 (“related person transaction”) that might arise in the upcoming year; and second, to ensure disclosure of any related person transaction that is currently proposed or that occurred since the beginning of the preceding year. When completing the questionnaire, each director and executive officer is required to report any such transaction, as well as any payments (including any non-cash payment) by anyone other than the Company or its subsidiaries for services performed for the Company or its subsidiaries. If a reported or proposed related person transaction is identified, the Audit Committee will review the relevant facts and circumstances, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account our Code of Business Conduct, and either approve, ratify or disapprove the related person transaction. The Audit Committee will also review the material terms of any agreements or arrangements between a director and any third party relating to compensation for services performed for the Company or its subsidiaries and direct that such arrangements be disclosed in the Company’s annual proxy materials or other public reports as appropriate.

At no time during 2017 or 2018, with the exception of the unsecured debt financing arrangement described below, has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest, been indebted to the Company or been involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

On March 24, 2017, the Company entered into an unsecured debt financing arrangement (the “Line Letter Agreement”) with our largest stockholder, Stillwater Trust LLC (“Stillwater”). Pursuant to the Line Letter Agreement, the Company may borrow up to $2 million for general working capital purposes and up to an additional $3 million should the Company’s primary lender not provide borrowing availability under its normal terms and conditions (the “Line”).  This agreement expired on May 23, 2017 upon the completion of a qualifying financing.

As additional consideration for the Line, the Company paid Stillwater a non-refundable origination fee of $50,000 and issued warrants to Stillwater to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $2.25 per share, the closing market price of the Company’s common stock on the date the arrangement was executed.

Director Independence

The Board of Directors has determined that each of our current directors, except for Mr. Sculley, is an “independent director” as that term is defined in the listing standards of the NYSE American, LLC. The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Governance and Nominating Committee meets the independence standards applicable to those committees prescribed by the NYSE American, LLC and the SEC. In making this decision, the Board considered all relationships between the Company and the directors. The Board determined each such relationship, and the aggregate of such relationships, to be immaterial to the applicable director’s ability to exercise independent judgment.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

We were billed by RSM US LLP (“RSM”), in fiscal 2018 and 2017, as follows:

Audit Fees

RSM served as eMagin’s independent auditors for the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the fees for audit services associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q totaled approximately $220,000 and $214,000, respectively.

Audit Related Fees

For the years ended December 31, 2018 and 2017, fees related to audit services related to the Company’s statutory and regulatory filings totaled approximately $33,300 and $91,500, respectively, from RSM.

Tax Fees

No fees were billed for the years ended December 31, 2018 and 2017 for professional services rendered by RSM for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees billed by RSM for the year ended December 31, 2018 and 2017 were approximately $2,988 and $2,353, respectively and were primarily related to out of pocket costs incurred during provision of audit services to the Company.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Amendment No. 1:

1.              Financial Statement Schedules: None.

2.              Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

Exhibit No.	Exhibit Description
10.1

Form of Change in Control Agreement, approved for use on November 8, 2017 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017)

10.2	Form of Strategic Bonus Agreement, approved for use on April 26, 2019
31.1	Certification by the Company’s Chief Executive Officer
31.2	Certification by the Company’s Chief Financial Officer

ITEM 16.

FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eMagin Corporation

Date: April 30, 2019	By:	/s/ Jeffrey L Lucas
	Name:	Jeffrey L Lucas
	Title:	President and Chief Financial Officer, (Principal Financial and Accounting Officer)