Form 10-Q
period 2019-03-31
EMAGIN CORP
filed 2019-05-09
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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

(845) 838-7900

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	EMAN	NYSE American

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

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☑              Smaller reporting company  ☑

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  [49,161,273] shares of common stock, $0.001 par value, were outstanding as of May 1, 2019.

eMagin Corporation

Form 10-Q

For the Quarter ended March 31, 2019

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December

31, 2018 and elsewhere in this Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

eMagin® is a registered trademark of eMagin Corporation. dPdTM is an unregistered trademark of eMagin. All rights reserved. All other trademarks used in this Report are the property of their respective owners.

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,457	$3,359
Accounts receivable, net	3,696	3,186
Unbilled accounts receivable	69	224
Inventories	8,827	8,582
Prepaid expenses and other current assets	795	875
Total current assets	16,844	16,226
Equipment, furniture and leasehold improvements, net	8,630	8,921
Operating lease right- of- use assets	4,112	—
Intangibles and other assets	209	269
Total assets	$29,795	$25,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$2,024
Accrued compensation	1,502	1,634
Revolving credit facility, net	2,535	—
Common stock warrant liability	703	1,497
Other accrued expenses	1,703	1,827
Deferred revenue	95	38
Operating lease liability - current portion	675	—
Other current liabilities	323	427
Total current liabilities	9,510	7,447
Operating lease liability-long term	3,562	—
Total liabilities	$13,072	$7,447

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 45,323,339 shares, outstanding 45,161,273 shares as of March 31, 2019 and December 31, 2018	45	45
Additional paid-in capital	254,929	254,736
Accumulated deficit	(237,751)	(236,312)
Treasury stock, 162,066 shares as of March 31, 2019 and December 31, 2018	(500)	(500)
Total shareholders’ equity	16,723	17,969
Total liabilities and shareholders’ equity	$29,795	$25,416

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:

Product	$5,507	$5,863
Contract	605	1,004
Total revenues, net	6,112	6,867

Cost of revenues:

Product	4,426	4,359
Contract	350	528
Total cost of revenues	4,776	4,887

Gross profit	1,336	1,980

Operating expenses:

Research and development	1,597	1,631
Selling, general and administrative	1,939	2,912
Total operating expenses	3,536	4,543

Loss from operations	(2,200)	(2,563)

Other income (expense):
Change in fair value of common stock warrant liability	794	503
Interest expense, net	(33)	(42)
Other income, net	—	21
Total other income	761	482
Loss before provision for income taxes	(1,439)	(2,081)
(Provision) benefit for income taxes	—	—

Net loss	$(1,439)	$(2,081)

Loss per share, basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares outstanding:

Basic and Diluted	45,161,273	42,255,189

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share and per share data)

(unaudited)

	Three Month Period Ended March 31, 2019
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Stock based compensation	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(1,439)	—	(1,439)
Balance, March 31, 2019	5,659	$—	45,323,339	$45	$254,929	$(237,751)	$(500)	$16,723

	Three Month Period Ended March 31, 2018
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	5,659	$—	35,182,589	$35	$244,726	$(226,769)	$(500)	$17,492
Exercise of common stock options	—	—	49,937	0	62			62
Exercise of common stock warrants			30,000	0	46			47
Public offering of common shares, net of offering costs			10,010,813	10	9,264			9,274
Stock based compensation	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	(2,081)	—	(2,081)
Balance, March 31, 2018	5,659	$—	45,273,339	$45	$254,304	$(228,850)	$(500)	$24,999

See notes to Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,439)	$(2,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510	489
Change in fair value of common stock warrant liability	(794)	(503)
Stock-based compensation	193	205
Amortization of operating lease right-of-use assets	155	—
Changes in operating assets and liabilities:
Accounts receivable	(510)	390
Unbilled accounts receivable	155	(120)
Inventories	(245)	(307)
Prepaid expenses and other current assets	29	213
Deferred revenues	57	(577)
Change in operating lease liabilities	(159)	—
Accounts payable, accrued expenses, and other current liabilities	(263)	135
Net cash used in operating activities	(2,311)	(2,156)
Cash flows from investing activities:
Purchase of equipment	(188)	(51)
Net cash used in investing activities	(188)	(51)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	2,597	(3,808)
Proceeds from public offering, net	—	12,180
Proceeds from warrant exercise, net	—	48
Proceeds from exercise of stock options	—	63
Net cash provided by (used in) financing activities	2,597	8,483
Net increase (decrease) in cash and cash equivalents	98	6,276
Cash and cash equivalents, beginning of period	3,359	3,526
Cash and cash equivalents, end of period	$3,457	$9,802

Cash paid for interest	$32	$21
Cash paid for income taxes	$—	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 1:   Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures and markets OLED (organic light emitting diode)–on-silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2018 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The total intangible amortization expense was approximately $9 thousand and $14 thousand for the three month periods ended March 31, 2019 and 2018, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Beginning balance	$423	$468
Warranty accruals and adjustments	(78)	(72)
Warranty claims	(24)	(34)
Ending balance	$321	$362

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share and share data):

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Net Loss	$(1,439)	$(2,081)

Weighted average common shares outstanding - Basic	45,161,273	42,255,189
Dilutive effect of stock options	—	—
Weighted average common shares outstanding - Diluted	45,161,273	42,255,189

Net loss per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

The following table sets forth the potentially dilutive common stock equivalents for the three month periods ended March 31, 2019 and 2018 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Options	5,160,445	4,911,801
Warrants	9,055,773	9,055,773
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	21,761,551	21,512,907

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments.  The revolving credit facility is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin.

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
(unaudited)
Balance as of January 1, 2019	$1,497
Change in fair value of warrant liability, net	(794)
Balance as of March 31, 2019	$703

The fair value of the liability for common stock purchase warrants at issuance and at March 31, 2019 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the remaining contractual term of the warrants from 3.2 to 3.8 years, risk-free interest rates of 2.37%,  no expected dividends and expected volatility of the price of the underlying common stock ranging from 40.5% to 41.8%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2019, one customer accounted for 11% of net revenues.  For the three months ended March 31, 2019, there were no other customers individually accounting for over 10% of net revenues. As of March 31, 2019,  two customers accounted for 13% and 11%, respectively of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.

For the three months ended March 31, 2018, one customer accounted for 11% of net revenues and there were no other single customers accounting for over 10% of net revenues.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  For the three months ended March 31, 2019 the Company incurred a net loss of $1.4 million and used cash in operating activities of $2.3 million.  As of March 31, 2019, the Company had $3.5 million of cash, $2.5 million of outstanding debt, and borrowing availability under our ABL Facility of $0.8 million.     For the year ended December 31, 2018, the Company incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.  The Company conducted an equity raise in April 2019 that generated $3.6 million in net proceeds.

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

The Company’s ABL Facility expires on December 31, 2019 and, while relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

Based on the Company’s current projections and the availability of the ABL Facility, the Company estimates it will have sufficient liquidity through the end of the second quarter of 2020.  However, there can be no assurance projected results will be achieved or funds will be available under our ABL Facility.  If actual results are less than projected or additional needs for liquidity arise, the Company may be able to raise additional debt or equity financing and is prepared to reduce expenses or enter into a strategic transaction.  However, the Company can make no assurance that it will be able to reduce expenses sufficiently, raise additional capital, or enter into a strategic transaction on terms acceptable to the Company, or at all.

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2018 Form 10-K with the exception of the accounting policies related to leases.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532,  Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the guidance on January 1, 2019, and such adoption did not have a material impact on its financial statements.

In February 2016, the FASB issued guidance which requires lessees to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases).  Under the new guidance, leases previously defined as operating leases will be presented on the balance sheet. As a result, these leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest).  The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance for the quarter ended March 31, 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying condensed balance sheet, but did not have an impact on the condensed statements of operations and comprehensive loss.

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding ROU assets upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company records lease liabilities within current or noncurrent liabilities based upon the length of time associated with the lease payments. The operating lease ROU assets includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any, and are recorded as noncurrent assets. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. There are no finance leases as of March 31, 2019.

Leases with an initial term of 12 months or less are not recorded on the accompanying condensed balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The impact of the adoption of ASC 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows (in thousands.

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Right of Use Assets (1)
Operating lease - right of use asset	$—	$4,267	$4,267

Operating lease liabilities
Current	$—	$964	$964
Noncurrent	$—	$3,432	$3,432

(1) Operating lease right-of-use assets includes deferred rent of $129 thousand

Recently issued accounting pronouncements

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

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays.  eMagin’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.  As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product. The Company generally offers a one-year product warranty, for replacement of product only, and does not allow returns.  The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

The Company also recognizes revenues under the over time method from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts.  Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended.  Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates.  These rates are subject to audit by the other party.  Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract.   Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.  The incidental costs related to obtaining product sales contracts are non-recoverable from customers and, accordingly, are expensed as incurred.

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

Disaggregation of Revenue

The Company's sells its products directly to original equipment manufacturers or OEM’s and military contractors in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors.  R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Condensed Consolidated Statements of Operations.  Additional disaggregated revenue information for the three month periods ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
North and South America	$3,398	$2,948
Europe, Middle East, and Africa	2,327	2,444
Asia Pacific	387	1,475
Total	$6,112	$6,867

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Military	69%	72%
Commercial, including industrial and medical	6%	7%
Consumer	7%	11%
Multiple	19%	10%
	100	100

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $3.7 million and $3.2 million as of March 31, 2019 and December 31, 2018, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet as of March 31, 2019.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Unbilled Receivables (contract assets)	$69	$224
Deferred Revenue (contract liabilities)	(95)	(38)
Net contract asset (liability)	$(26)	$186

In the first quarter of fiscal 2019, the Company recognized revenue of $38 thousand related to its contract liabilities that existed at December 31, 2018.  In the first quarter of fiscal 2018, the Company recognized revenue of $762 thousand, related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $864 thousand. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Accounts receivable	$3,835	$3,325
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$3,696	$3,186

Note 4:  Inventories, net

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Raw materials	$3,672	$3,701
Work in process	1,704	1,033
Finished goods	4,306	4,888
Total inventories	9,682	9,622
Less inventory reserve	(855)	(1,040)
Total inventories, net	$8,827	$8,582

Note 5:  Line of Credit

On December 21, 2016, the Company entered into a revolving credit asset based lending facility, (the “ABL facility”) with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent to 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL facility will automatically renew on December 31, 2019 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $228 thousand of debt issuance costs including lender and legal costs that will be amortized over the life of the ABL facility.  In accordance with recently issued accounting guidance, any revolving credit facility balances outstanding are presented net of these unamortized debt issuance costs on the accompanying Condensed Consolidated Balance Sheet.

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

The ABL facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of March 31, 2019, the Company had $2.5 million in borrowings outstanding, had unused borrowing availability of $0.8 million and was in compliance with all financial debt covenants.

For the three months ended March 31, 2019 and 2018 interest expense includes interest paid, capitalized or accrued of $52 thousand, and $42 thousand, respectively, on outstanding debt.  Interest expense for the three month periods ended March 31, 2019 and 2018 includes the amortization of debt issuance costs of $21 thousand.

Note 6:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Cost of revenues	$8	$15
Research and development	24	22
Selling, general and administrative	161	168
Total stock compensation expense	$193	$205

At March 31, 2019, total unrecognized compensation costs related to stock options was approximately $0.5 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	2.48%	2.16-2.59%
Expected volatility	41.7 to 49.2%	46.4 to 50.0%
Expected term (in years)	3.5 to 4.0	3.5 to 4.75

The Company does not expect to pay dividends in the near future.  Therefore, the Company used an expected dividend yield of 0%.  The risk-free interest rate used in the Black-Scholes option pricing model is based on applicable yield available at the date of the option grant on U.S. Treasury securities with an equivalent term.  Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term.  The expected term of the options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

A summary of the Company’s stock option activity for the three months ended March 31, 2019 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,678,420	$2.81
Options granted	515,558	0.92
Options exercised	—	—
Options forfeited	—	—
Options cancelled or expired	(33,533)	9.98
Outstanding at March 31, 2019	5,160,445	$2.62	4.37	$4,875
Vested or expected to vest at March 31, 2019	5,156,680	$2.63	4.37	$4,875
Exercisable at March 31, 2019	4,972,266	$3.03	4.33	$4,875

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  There were no stock option exercises during the three months ended March 31, 2019. The Company issues new shares of common stock upon exercise of stock options.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three month period ended March 31, 2019 and 2018 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three month periods ended March 31, 2019 and 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2019, the Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

The Company’s net operating loss carryforward amounts expire through 2037 and are subject to certain limitations that may occur due to a change in the ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.8 million at March 31, 2019.

Litigation

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.  In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. As disclosed in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of March 31, 2019, if we fail to resolve these claims in a timely and/or favorable manner

Note 9:  Common Stock Warrant Liability

We account for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and make a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of March 31, 2019, related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

Based on analysis of the underlying warrant agreement and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement.  Accordingly, these warrants were classified on the Condensed Consolidated Balance Sheet as a current liability upon issuance and will be revalued at each subsequent balance sheet date.

The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

We determined that, based on the Black Sholes methodology, the liability for the January and February 2018 common stock warrants had a fair value as of March 31, 2019 of $0.6 million.  In addition, warrants the company issued during 2017 that were classified as liabilities had a fair value of $0.1 million as of March 31, 2019.  The combined changes in fair value as of March 31, 2019 was reflected as income from change in the fair market value of common stock warrant liability of $0.8 million in the Condensed Consolidated Statement of Operations for the three month period ended March 31, 2019.

Note 10:  Leases

The Company leases office and manufacturing facilities in Hopewell Junction, NY under a non-cancelable operating lease agreement. The lease for these facilities, as amended, expires in May 2024 and does not contain a renewal option.  The lease agreement does not contain any residual value guarantees, or material restrictive covenants.

The Company also leases an office facility for its design group in Santa Clara, California, that expires on October 31, 2019.  Because the remaining term is less than one year, the Company has elected not to apply the recognition requirement of the new leasing standard to this lease.

For the three months ended March 31, 2019, the components of operating lease expense were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$246
Short-term lease cost	14
Total Lease Cost	$260

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.  The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 are:

March 31, 2019
Weighted average remaining lease terms	5.17 Years
Weighted average discount rate	8.50%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the Condensed Consolidated Balance Sheets as of March 31, 2019:

April 1, 2019 through December 31, 2019	$752
2020	1,002
2021	1,002
2022	1,014
2023	1,022
Thereafter	426
Total undiscounted future minimum lease payments	5,218
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	981
Total operating lease liabilities	$4,237

Cash paid for amounts included in the measurement of operating lease liabilities were $250 thousand for the three months ended March 31, 2019, and this amount is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 11:  Subsequent Events

April 2019 Equity Raises

On April 9, 2019, the Company closed a registered direct offering of 4 million shares of Company common stock at a purchase price per share of $0.50, for gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses. The Company also issued unregistered warrants to the investor to purchase up to 3 million shares of common stock at an exercise price of $0.78 per share. The warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

On April 9, 2019, the Company closed an additional $2.0 million registered direct offering consisting of immediately exercisable pre-funded warrants to purchase up to 4 million shares of Company common stock at a purchase price of $0.49 per warrant and an exercise price of $0.01 per share. In a concurrent private placement, the Company issued to the investor in the registered direct offering unregistered warrants to purchase up to 3 million shares of the Company’s common stock at an exercise price of $0.78 per share. The unregistered warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

The Company intends to use the net proceeds from these offerings for working capital and other general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This document contains certain forward‑looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward‑looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. See Part I, Item 1A, "Risk Factors".  Actual results could differ materially from these forward‑looking statements. Important factors to consider in evaluating such forward‑looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace.

Business

We believe that we will maintain our leadership position in our core military and commercial (including industrial and medical) markets by continuing to improve both product performance and manufacturing processes.  We believe that our technology roadmap should enable us to maintain our competitive advantage as we believe that our focus on high brightness aligns well with the performance requirements of current and future military ground and aviation programs in the U.S. and U.S allied countries across the globe.  Key growth opportunities for us include the consumer electronic and enterprise OEM markets where, we believe, our direct patterned  technology or dPd, is a key differentiator for enabling next generation AR/VR hardware because of its brightness and pixel density.  In order to achieve growth in the consumer and enterprise OEM markets, we believe we will need to partner with industry leaders in consumer electronics who can help us capitalize on our technology to meet the needs of end users from both a cost and performance standpoint.  Our strategy for these markets is to license our dPd technology and to partner with established high volume manufacturers in the mass production of microdisplays.

During the first quarter of fiscal 2019, we made progress towards our goals of securing new U.S. military programs, broadening our presence in foreign military applications, and in commercial, including industrial and medical, markets. We continue to participate in government discussions on microdisplay development for future defense aviation/mounted/dismounted programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced soldier performance and accelerated decision making.  As the only U.S. based manufacturer of OLED microdisplays, we are also working to secure additional government funding to ensure the advancement of our manufacturing capabilities in support of defense programs that may benefit from our standard and high brightness OLED microdisplays including those incorporating our dPd technology.

We continue to work towards our strategic shift from being solely a component provider to offering our customers a more complete solution.  We have developed a prism optic, which we shipped during the quarter to a major military customer for evaluation.  We also developed a fiber optic taper that will enable our displays to be incorporated into products which are being retrofitted or otherwise designed for a different sized microdisplay.  In addition, a new assembly process was developed and validated that allows additional optical elements to be attached to our microdisplays, providing for a broader range of applications by the customer with less up-front engineering design work.

Our technology development efforts continue to focus on advancing and enhancing our leading dPd display technology.  During the first quarter of fiscal 2019, we continued to improve the performance and availability of our dPd displays by incorporating in the manufacturing process equipment that improves production yields and expands throughput and that  increases  the maximum brightness, and lowers their power consumption.  Our goal is to achieve at least 10,000 nits by year-end 2019. Additionally, such efficient and high brightness displays lead to longer battery life and longer device lifetime for a given brightness. We believe that our high luminance OLED-on-silicon technology is gaining greater attention in the AR/VR industry, which requires high brightness and has contributed to our signing agreements with multiple Tier One consumer product and electronics companies.

Operationally, we furthered our progress on our multi-year yield improvement initiative as we continued to increase production resources, make key technical hires, and install new, advanced production equipment.  This initiative is expected to position us to increase production capacity, lower unit costs and achieve greater operating efficiencies which we believe will enable us to meet growing customer demand and achieve higher gross profits.  As part of our yield improvement initiative, we also qualified for production capital equipment acquisitions made over the past several quarters.  We expect that these additions will increase production reliability by reducing our dependency on critical equipment at key stages of the production process while providing greater operating flexibility and permitting us to address the increasingly demanding needs of our customers without compromising throughput volumes or unit profitability.

Production activities during the first quarter were negatively impacted by manufacturing challenges which arose in the fourth quarter of 2018.  During the fourth quarter, delays in the process qualification of a product type on our higher volume deposition tool along with an equipment issue led to a loss of production and lower yields.  Although remedial measures were implemented and yields and production volumes began to recover, delays continued in the first quarter of fiscal 2019 and, as a result, shipments for the quarter were less than originally planned. The equipment purchases, installations, and qualifications mentioned above should reduce the probability of future reoccurrences.

New Business

We are seeing growing demand for our products, particularly under U.S. military and aviation programs and with new and existing international customers. During the first quarter of fiscal 2019, we sold to over 70 customers and supplied products for over 20 new programs.  The increased demand is leading to more orders and the requested acceleration of existing orders.   As of March 31, 2019, our backlog of products scheduled for delivery through March 31, 2020, was $10.7 million an increase of approximately $100 thousand over the backlog of $10.6 million at December 31, 2018. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period.  Many of our purchase orders allow for rescheduling or cancellation by the customer with no or limited penalties.

Among our successes during the first quarter were:

•

We processed the initial 4K x 4K wafers that we designed and which we received in December. Results of the initial tests validated the base functionality of the 4K x 4K display and confirmed our ability to develop large area silicon microdisplay with no visible non-uniformities. Validation at the individual display level is expected to be completed during the second quarter with full color prototype development using our dPd technology completed in the third quarter.

•

We continued to deliver displays for the F-35 Lightning II helmet throughout the first quarter while concurrently working closely with the Collins Aerospace team to further improve the display in preparation for Low Rate Initial Production.

•

We continued to expand our penetration of the medical device market.  During the quarter, we received an order from a new customer, an innovative developer and manufacturer of diagnostic and ophthalmic surgical equipment.  Our applications engineering team has been working closely with the customer on the development of their next generation diagnostic equipment.

•

We received a follow-on order of $239 thousand in April 2019 in support of the Javelin Missile program Command Launch Unit. This order is in addition to the order we received totaling $560 thousand in 2018.

•

We continue to support full rate production for the US ARMY Enhanced Night Vision Goggle (ENVG) III program. We also continue our support to both prime contractors with display deliveries and engineering support for pre-production units for the ENVG Binocular program.  This program is anticipated to commence production in late 2019/early 2020 with an overall acquisition objective by the US Army of 190,000 systems.

•

In April, we received a $627 thousand order for the ENVG II program, which the Company has been supporting since 2013.  This order speaks to the ongoing revenue opportunities of the many programs we are on during their sustainment production mode.

•

Ground and flight tests were successfully completed in fourth quarter of 2018 for a major US Army helicopter helmet upgrade program to retrofit high brightness microdisplays into the current fielded helmet.

•

During 2018, we received $830 thousand from the US Army for OLED display production and yield improvement projects and $150 thousand in the first quarter of 2019.  An additional $900 thousand of projects are under consideration with this successful program, of which $120 thousand has already been confirmed during 2019.

•

We were informed that our microdisplay has been selected for a US rotary wing helmet program for which procurement is expected beginning in 2020. We expect more information volumes and delivery dates on this multi-year program later in 2019.

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

Recent improvements in our manufacturing processes have led to the production of microdisplays with brightness levels that surpass the 5,000 nits threshold requirements of Tier One companies for their AR/VR applications and put us on track to exceed the future brightness levels required by the military. We developed microdisplays that achieved a measured brightness of 7,500 nits in 2018 and are targeting a brightness of 10,000 nits in full color by the end of 2019, consistent with our goal of achieving over 25,000 nits by the end of 2021.  This compares to brightness levels of our standard full color products in the range of 150 to 1,500 nits.

We have also made proprietary architectural improvements and incorporated superior performing OLED materials that have led to demonstrated improvements in the efficiency and lifetime of our displays.  In concert with these initiatives, we are upgrading our existing direct patterning equipment which we expect will significantly extend the lifetime of our dPd displays and improve production yields and volumes.  The equipment upgrade is scheduled to be completed and qualified during the second quarter of 2019 with dPd display production commencing in the third quarter of 2019.

We have also demonstrated a high efficiency OLED stack that can deliver maximum brightness levels in the range of 2,500 - 3,000 nits using our core white OLED with color filter technology. This level of brightness is well suited for many of our customers whose products require higher brightness than our OLED-XLS platform. We expect to optimize this process and qualify it by the end of the fourth quarter of 2019.

New Product Development

Our next generation AR/VR 4K x 4K microdisplay design was successfully evaluated at wafer level this past quarter, validating both foundry and eMagin processes as suitable for large area microdisplay on silicon applications. Component level evaluation is being performed during the second quarter, with the expected completion of full color prototype using our dPd technology completed during the third quarter of 2019.

We continue our initiative to move from providing simply a component to offering a more comprehensive solution to our customers.  A new assembly process was developed and validated that allows additional optical elements to be attached to our microdisplays. The validation was conducted over a larger than typical temperature range, demonstrating a solid robustness for multiple ground and airborne environments.  We delivered to a major foreign customer the prism optic we are developing for our SXGA 096 display.  Customer feedback is expected during the second quarter, which could lead to the development of production tooling for the optical elements.  We believe these efforts have the potential to generate sizeable revenues.

We also developed a fiber optic taper that will enable our displays to be incorporated into products which are being retrofitted or otherwise designed for a different sized microdisplay.  This will enable the customer to do so more efficiently and at a lower cost than would be associated with a major redesign to accommodate the original sized display.  With existing end-use products being upgraded and the increasing demand for higher performance displays, this can give us significant opportunities for growth in new business and garner market share from other display companies which offer competing, and oftentimes inferior, display technologies.  The fiber optic taper is currently being evaluated by one major prime defense contractor with interest expressed by other defense contractors.

Employees

At March 31, 2019, we had 106 employees, of whom 104 were full-time employees, as compared to 105 employees, of whom 103 were full-time employees, at December 31, 2018.

A detailed discussion of our business and operations may be found in Part I, “Business,” of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, and as filed with the Securities and Exchange Commission on March 29, 2019.

CRITICAL ACCOUNTING POLICIES

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019, for a discussion of our critical accounting policies. There were no material changes to such policies in the first three months of 2019.  New accounting policies adopted during the quarter are described in Note 1, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Revenues

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Product	$5,507	$5,863	$(356)
Contract	$605	$1,004	$(399)
Total revenue, net	$6,112	$6,867	$(755)

Revenues for the three months ended March 31, 2019 and 2018 were $6.1 million and $6.9 million, respectively. Product revenue is comprised primarily of sales of displays as well as sales of other hardware.  For the three months ended March 31, 2019, product revenue decreased by $0.4 million, as compared to revenue of $5.9 million in the three months ended March 31, 2018. The decrease in display revenues in the first quarter of 2019 was primarily due to the effects of certain fourth quarter 2018 production issues which continued into the first quarter and resulted lower than planned shipments.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts and non-recurring engineering (“NRE”) contracts.  For the three  months ended March 31, 2019, contract revenue decreased by $0.4 million compared to the same period last year.  The decrease in contract revenue for the three months ended March 31 2019 was primarily due to timing of development work on a consumer contract.

Cost of Revenues

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Product	$4,426	$4,359	$67
Contract	$350	$528	$(178)
Total cost of revenues	$4,776	$4,887	$(111)

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three months ended March 31, 2019 decreased by $0.1 million, compared to the prior year’s period primarily due to decreases in contract costs.

The following table outlines product and contract total gross profit and related gross margins for the three month periods ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Product revenues gross profit	$1,081	$1,504
Product revenues gross margin	20%	26%
Contract revenues gross profit	$255	$476
Contract revenues gross margin	42%	47%
Total gross profit	$1,336	$1,980
Total gross margin	22%	29%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended March 31, 2019 decreased $0.6 million, as compared to the prior year period primarily reflecting decreased product revenue gross profit.  Total gross margin was 22% and 29% for the three months periods ended March 31, 2019 and 2018, respectively.  The total gross margin of 22% for the three month periods ended March 31, 2019 decreased from the prior year periods, primarily due to decreased revenues in the 2019 periods.

The product gross profit and gross margins for the three months ended March 31, 2019 decreased compared to the prior year period due to decreases in revenues, and increases in operating expenses, primarily due to increased headcount and depreciation and the residual impact of certain fourth quarter 2018 production issues.  For the three month periods ended March 31, 2019 and 2018, contract revenue gross profit was $0.3 million and $0.5 million, respectively.  Decreased contract revenue gross profit in the three months periods ended March 31, 2019 was primarily due to the decrease in contract revenues, partially offset by the contribution of several military related contracts at favorable margins.

Operating Expenses

	Three Months Ended
	March 31,
	2019	2018	Change
	($ in thousands)
Research and development expense	$1,597	$1,631	$(34)
Percentage of net revenue	26%	24%
Selling, general and administrative expense	$1,939	$2,912	$(973)
Percentage of net revenue	32%	42%
Total operating expenses	$3,536	$4,543	$(1,007)
Percentage of net revenue	58%	66%

Research and Development (“R&D”). R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products and processes, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses were a consistent $1.6 million for the three month periods ended March 31, 2019 and 2018, which on a percentage basis was 26% of revenues and 24% of revenues, respectively.   R&D costs in the current year reflected work performed on the Company’s dPd technology including product development and process development associated with the manufacture of our direct patterned displays as well as resources expended on improving manufacturing processes.

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate, and administrative expenses.  SG&A expenses for the three-month periods ended March 31, 2019, decreased $1.0 million compared to the prior year period, reflecting higher expenses in the prior year’s period related to spending on professional services, legal and travel associated with negotiations with prospective consumer electronics and volume manufacturing partners.   SG&A for the three-month period ended March 31, 2018 also included an allocation of approximately $240 thousand of transaction fees incurred in the January 2018 offering which were associated with the fair value of the warrant liability and, accordingly, expensed in SG&A.

SG&A expenses for the three months ended March 31, 2019 were lower than the prior year periods and decreased on a percentage of revenue basis from 42% to 32% in the current quarter.

Other Income, net.  Other income, net consists of changes in the fair value of warrant liability, interest income earned on cash balances and interest expense.  Income related to the change in fair value of warrant liability was $0.8 million and $0.5 million, respectively, for the three month periods ended March 31, 2019 and 2018.  This non-cash expense is associated with a decrease in the liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and working capital of $3.5 million and $7.3 million, respectively, and borrowings outstanding and borrowing availability under the ABL facility of $2.5 million and $0.8 million, respectively.  This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the facility of $4.1 million at December 31, 2018.

Cash flow used in operating activities during the three months ended March 31, 2019 was $2.3 million, attributable to net loss of $1.4 million partially offset by non-cash income and expenses of $0.1 million and a net change in operating assets and liabilities of $0.8 million. Cash flow used in operating activities during the three months ended March 31, 2018 was $2.2 million.

Cash used in investing activities during the three months ended March 31, 2019 was $0.2 million related to equipment purchases primarily to improve manufacturing yields and production capacity.   As of March 31, 2019, we had outstanding commitments to purchase approximately $0.8 million in capital expenditures, and expect to make additional capital expenditures during 2019 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the three months ended March 31, 2019 was $0.1 million for equipment purchases.

Cash provided by financing activities during the three months ended March 31, 2019 was $2.6 million from net borrowings under our credit facility.  Cash provided by financing activities during the three months ended March 31, 2018 was $8.5 million.

Going concern

For the three months ended March 31, 2019 we incurred a net loss of $1.4 million and used cash in operating activities of $2.3 million.  For the year ended December 31, 2018, we incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.  We conducted an equity raise in April 2019 that generated $3.6 million in net proceeds.

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

Our ABL Facility expires on December 31, 2019 and, while relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date this report is filed.

Based on our current projections and the availability of the ABL Facility, we estimate we will have sufficient liquidity through the end of the second quarter of 2020.  However, there can be no assurance projected results will be achieved or funds will be available under our ABL Facility.  If actual results are less than projected or additional needs for liquidity arise, we may be able to raise additional debt or equity financing and are prepared to reduce expenses or enter into a strategic transaction.  However, we can make no assurance that we will be able to reduce expenses sufficiently, raise additional capital, or enter into a strategic transaction on terms acceptable to us, or at all.

April 2019 Equity Raises

On April 9, 2019, we announced the closing of a registered direct offering of 4 million shares of our common stock at a purchase price per share of $0.50, for gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses. We also issued unregistered warrants to the investor to purchase up to 3 million shares of common stock at an exercise price of $0.78 per share. The warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

On April 9, 2019, we announced the closing of an additional $2.0 million registered direct offering consisting of immediately exercisable pre-funded warrants to purchase up to 4 million shares of our common stock at a purchase price of $0.49 per warrant and an exercise price of $0.01 per share. In a concurrent private placement, we also issued to the investor in the registered direct offering unregistered warrants to purchase up to 3 million shares of the Company’s common stock at an exercise price of $0.78 per share. The unregistered warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

We intend to use the net proceeds from these offerings for working capital and other general corporate purposes.

2018 Underwritten Public Offering and Concurrent Private Placement

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.  The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of March 31, 2019, we had $2.5 million in borrowings outstanding, had unused borrowing availability of $0.8 million and were in compliance with all financial debt covenants.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we implemented new controls as part of our efforts to adopt ASU 2016-02.  We implemented new controls related to the adoption process, including reviewing agreements for potential lease elements, and gathering the necessary data to properly account for leases under ASC 842.  There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.  In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. As disclosed in the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of March 31, 2019, if we fail to resolve these claims in a timely and/or favorable manner

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

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

10.1	Form of Strategic Bonus Agreement (incorporated by reference to exhibit 10.2 to the Company’s Annual Report on form 10-K/A for the year ended December 31, 2018 filed on April 30, 2019).
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMAGIN CORPORATION

Date: May 9, 2019	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: May 9, 2019	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
President and Chief Financial Officer
Principal Accounting and Financial Officer