Form 10-Q
period 2019-06-30
EMAGIN CORP
filed 2019-08-14
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,173,773 shares of common stock, $0.001 par value, were outstanding as of August 1, 2019.

eMagin Corporation

Form 10-Q

For the Quarter ended June 30, 2019

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

In particular, forward-looking statements in this Report include statements about:

•	our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern;
•	our ability to generate additional revenue or secure additional external financing when, or if, required, in order to continue our current operations;
•	our ability to manufacture our products on a timely basis and at a competitive cost;
•	our ability to successfully remediate manufacturing issues that have resulted in production delays and successfully integrate new equipment on our manufacturing line;
•	our ability to achieve our yield improvement initiatives;
•	our ability to manufacture our products on a timely basis and at a competitive cost;
•	our ability to successfully reduce expenses;
•	our ability to meet our obligations as they become due;
•	our needs for additional financing, as well as our ability to obtain such additional financing;
•	our anticipated cash needs and our estimates regarding our capital requirements;
•	our ability to maintain our relationships with customers and vendors;
•	our ability to protect our intellectual property;
•	our ability to successfully develop and market our products to customers;
•	our ability to generate customer demand for our products in our target markets;
•	the development of our target markets and market opportunities, including the consumer market;
•	technological developments in our target markets and the development of alternate, competing technologies in them;
•	the rate of acceptance of AR/VR systems and products in the consumer and commercial marketplace;
•	our potential exposure to product liability claims;
•	our ability to meet customers’ delivery schedules;
•	market pricing for our products and for competing products;
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

•	our efforts to settle purchase commitments remaining from our consumer night vision business.

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

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,705	$3,359
Accounts receivable, net	2,733	3,186
Unbilled accounts receivable	21	224
Inventories	8,368	8,582
Prepaid expenses and other current assets	896	875
Total current assets	15,723	16,226
Equipment, furniture and leasehold improvements, net	8,785	8,921
Operating lease right- of- use assets	3,953	—
Intangibles and other assets	200	269
Total assets	$28,661	$25,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,856	$2,024
Accrued compensation	1,782	1,634
Revolving credit facility, net	945	—
Finance lease liability - current portion	15	—
Common stock warrant liability	166	1,497
Other accrued expenses	1,543	1,827
Deferred revenue	133	38
Operating lease liability - current portion	689	—
Other current liabilities	322	427
Total current liabilities	7,451	7,447
Finance lease liability-long term	32	—
Operating lease liability-long term	3,384	—
Total liabilities	$10,867	$7,447

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 49,325,839 shares, outstanding 49,171,773 shares as of June 30, 2019 and issued 45,323,339 shares, outstanding 45,161,273 shares as of December 31, 2018	49	45
Additional paid-in capital	258,333	254,736
Accumulated deficit	(240,088)	(236,312)
Treasury stock, 162,066 shares as of June 30, 2019 and December 31, 2018	(500)	(500)
Total shareholders’ equity	17,794	17,969
Total liabilities and shareholders’ equity	$28,661	$25,416

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:

Product	$4,958	$6,216	$10,465	$12,079
Contract	403	850	1,008	1,854
Total revenues, net	5,361	7,066	11,473	13,933

Cost of revenues:

Product	4,898	3,971	9,324	8,330
Contract	238	299	588	827
Impairment of Consumer Night Vision inventory	—	2,690	—	2,690
Total cost of revenues	5,136	6,960	9,912	11,847

Gross profit	225	106	1,561	2,086

Operating expenses:

Research and development	1,300	1,720	2,897	3,351
Selling, general and administrative	1,777	2,031	3,716	4,943
Total operating expenses	3,077	3,751	6,613	8,294

Loss from operations	(2,852)	(3,645)	(5,052)	(6,208)

Other income (expense):
Change in fair value of common stock warrant liability	536	(1,427)	1,330	(924)
Interest expense, net	(21)	(30)	(55)	(72)
Other income, net	—	37	—	58
Total other income	515	(1,420)	1,275	(938)
Loss before provision for income taxes	(2,337)	(5,065)	(3,777)	(7,146)
(Provision) benefit for income taxes	—	—	—	—

Net loss	$(2,337)	$(5,065)	$(3,777)	$(7,146)
Less net income allocated to participating securities	—	—	—	—
Net loss allocated to common shares	$(2,337)	$(5,065)	$(3,777)	$(7,146)

Loss per share, basic and diluted	$(0.05)	$(0.11)	$(0.08)	$(0.16)

Weighted average number of shares outstanding:

Basic and Diluted	48,817,940	45,111,273	46,979,505	43,691,117

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share and per share data)

(unaudited)

	Six Month Period Ended June 30, 2019
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Stock based compensation	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(1,439)	—	(1,439)
Balance, March 31, 2019	5,659	$—	45,323,339	$45	$254,929	$(237,751)	$(500)	$16,723

Public offering of common shares, net of offering costs	—	—	4,000,000	4	3,299	—	—	3,303
Exercise of common stock options	—	—	12,500	—	8	—	—	8
Stock based compensation	—	—	—	—	97	—	—	97
Net loss	—	—	—	—	—	(2,337)	—	(2,337)
Balance, June 30, 2019	5,659	$-	49,335,839	$49	$258,333	$(240,088)	$(500)	$17,794

	Six Month Period Ended June 30, 2018
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	5,659	$—	35,182,589	$35	$244,726	$(226,769)	$(500)	$17,492
Exercise of common stock options	—	—	49,937		63	—	—	63
Exercise of common stock warrants	—	—	30,000	-	46	—	—	46
Public offering of common shares, net of offering costs	—	—	10,010,813	10	9,255	—	—	9,265
Stock based compensation	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	(2,081)	—	(2,081)
Balance, March 31, 2018	5,659	$—	45,273,339	$45	$254,295	$(228,850)	$(500)	$24,990

Stock based compensation	—	—	—	—	130	—	—	130
Net loss	—	—	—	—	—	(5,065)	—	(5,065)
Balance, June 30, 2018	5,659	$-	45,273,339	$45	$254,425	$(233,915)	$(500)	$20,055

See notes to Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,777)	$(7,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	988	991
Change in fair value of common stock warrant liability	(1,330)	924
Impairment of Consumer Night Vision inventory		2,690
Impairment of Consumer Night Vision tooling		76
Stock-based compensation	290	335
Amortization of operating lease right-of-use assets	314	—
Changes in operating assets and liabilities:
Accounts receivable	453	1,047
Unbilled accounts receivable	203	(541)
Inventories	214	(444)
Prepaid expenses and other current assets	(72)	209
Deferred revenues	96	(765)
Change in operating lease liabilities	(291)	—
Accounts payable, accrued expenses, and other current liabilities	(242)	138
Net cash used in operating activities	(3,154)	(2,486)
Cash flows from investing activities:
Purchase of equipment	(833)	(849)
Net cash used in investing activities	(833)	(849)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	1,022	(3,808)
Proceeds from public offering, net	3,303	12,171
Proceeds from warrant exercise, net	—	46
Proceeds from exercise of stock options	8	63
Net cash provided by financing activities	4,333	8,472
Net increase in cash and cash equivalents	346	5,137
Cash and cash equivalents, beginning of period	3,359	3,526
Cash and cash equivalents, end of period	$3,705	$8,663

Cash paid for interest	$32	$30
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for the periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2018 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The total intangible amortization expense was approximately $9 thousand and $14 thousand for the three and six month periods ended June 30, 2019 and 2018, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Beginning balance	$321	$362	$423	$468
Warranty accruals and adjustments	39	55	(39)	(17)
Warranty claims	(43)	(35)	(67)	(69)
Ending balance	$317	$382	$317	$382

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share and share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net Loss	$(2,337)	$(5,065)	$(3,777)	$(7,146)

Weighted average common shares outstanding - Basic	48,817,940	45,111,273	46,979,505	43,691,117
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding - Diluted	48,817,940	45,111,273	46,979,505	43,691,117

Net loss per share:
Basic	$(0.05)	$(0.11)	$(0.08)	$(0.16)
Diluted	$(0.05)	$(0.11)	$(0.08)	$(0.16)

The following table sets forth the potentially dilutive common stock equivalents for the three and six month periods ended June 30, 2019 and 2018 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Options	4,832,468	4,817,370	4,832,468	4,817,370
Warrants	19,295,773	9,055,773	19,295,773	9,055,773
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	31,673,574	21,418,476	31,673,574	21,418,476

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
(unaudited)
Balance as of January 1, 2019	$1,496
Change in fair value of warrant liability, net	(1,330)
Balance as of June 30, 2019	$166

The fair value of the liability for common stock purchase warrants at issuance and at June 30, 2019 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the remaining contractual term of the warrants from 2.9 to 3.5 years, risk-free interest rates of 1.74%,  no expected dividends and expected volatility of the price of the underlying common stock ranging from 40.1% to 46.2%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and six month periods ended June 30, 2019, one customer accounted for 11% and no single customer was over 10% of net revenues, respectively.  For the three and six months ended June 30, 2018, there were no other customers individually accounting for over 10% of net revenues. As of June 30, 2019,  three customers accounted for 13%,  13% and 12%, respectively of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.  As of June 30, 2018 one customer accounted for 11% of the consolidated accounts receivable.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  For the six months ended June 30, 2019, the Company incurred a net loss of $3.8 million and used cash in operating activities of $3.2 million.  As of June 30, 2019, the Company had $3.7 million of cash, $0.9 million of outstanding indebtedness under its revolving credit asset based lending facility (the “ABL Facility”), and borrowing availability under its ABL Facility of  $1.0 million.   For the year ended December 31, 2018, the Company incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital.    The Company’s ABL Facility expires on December 31, 2019 and, while relations with the lender are positive and the facility upon its expiration renews automatically for another year unless terminated pursuant to its terms, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs.  The Company’s plans with regard to these matters include the following actions:  1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) reduce discretionary and other expenses,  and 3)  considering financing and/or strategic alternatives.

Based on the Company’s current projections and the anticipated availability of the ABL Facility, the Company estimates it will have sufficient liquidity to fund operations through December 2019. However. there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2018 Form 10-K with the exception of the accounting policies related to leases.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532 - Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the guidance on January 1, 2019, and such adoption did not have a material impact on its financial statements.

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

(1) Operating lease right-of-use assets includes deferred rent of $129 thousand.

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

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays.  The Company’s performance obligations are satisfied, control of its products is transferred, and revenue is recognized at a single point in time when control transfers to the Company’s customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.  As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product. The Company generally offers a one-year product warranty, for replacement of product only, and does not allow returns.  The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

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

Disaggregation of Revenue

The Company's sells its products directly to original equipment manufacturers or OEM’s and military contractors in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors.  R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Condensed Consolidated Statements of Operations.  Additional disaggregated revenue information for the three and six-month periods ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
North and South America	$2,855	$4,065	$6,253	$7,013
Europe, Middle East, and Africa	2,152	2,446	4,479	4,890
Asia Pacific	354	555	741	2,030
Total	$5,361	$7,066	$11,473	$13,933

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Military	$3,027	$5,658	$7,245	$10,595
Commercial, including industrial and medical	776	510	1,113	994
Consumer	324	329	745	1,102
Multiple	1,234	569	2,370	1,242
	$5,361	$7,066	$11,473	$13,933

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $2.7 million and $3.2 million as of June 30, 2019 and December 31, 2018, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet as of June 30, 2019.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Unbilled Receivables (contract assets)	$21	$224
Deferred Revenue (contract liabilities)	(133)	(38)
Net contract asset (liability)	$(112)	$186

In the three and six months periods ended June 30, 2019, the Company recognized no revenue and revenue of $38 thousand, respectively, related to its contract liabilities that existed at December 31, 2018.  In the three and six month periods ended June 30 2018, the Company recognized revenue of $188 thousand and $765 thousand, respectively, related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was 105 thousand. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Accounts receivable	$2,872	$3,325
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$2,733	$3,186

Note 4:  Inventories, net

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	$3,132	$3,701
Work in process	1,744	1,033
Finished goods	4,218	4,888
Total inventories	9,094	9,622
Less inventory reserve	(726)	(1,040)
Total inventories, net	$8,368	$8,582

Note 5:  Line of Credit

On December 21, 2016, the Company entered into the ABL Facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent to 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL Facility will automatically renew on December 31, 2019 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $228 thousand of debt issuance costs including lender and legal costs that will be amortized over the life of the ABL Facility.  In accordance with recently issued accounting guidance, any revolving credit facility balances outstanding are presented net of these unamortized debt issuance costs on the accompanying Condensed Consolidated Balance Sheet.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of June 30, 2019, the Company had $0.9 million in borrowings outstanding, had unused borrowing availability of $1.0 million and was in compliance with all financial debt covenants.

Interest expense for the three and six month periods ended June 30, 2019 include the amortization of debt issuance costs of $21 thousand, and $41 thousand, respectively.

Note 6:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Cost of revenues	$6	$20	$14	$34
Research and development	21	22	45	45
Selling, general and administrative	70	87	231	256
Total stock compensation expense	$97	$129	$290	$335

At June 30, 2019, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 1.3 years.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2019 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,678,420	$2.81
Options granted	515,558	0.92
Options exercised	(12,500)	0.70
Options forfeited	—	—
Options cancelled or expired	(349,010)	1.79
Outstanding at June 30, 2019	4,832,468	$2.69	3.20	$—
Vested or expected to vest at June 30, 2019	4,828,703	$2.69	3.78	$—
Exercisable at June 30, 2019	4,644,289	$2.70	3.16	$—

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  During the three and six months ended June 30, 2019 the aggregate intrinsic value of options exercised was $2 thousand. The Company issues new shares of common stock upon exercise of stock options.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three and six month periods ended June 30, 2019 and 2018 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and six month periods ended June 30, 2019 and 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2019, the Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.4 million at June 30, 2019.

Litigation

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of is business.  In March 2019, the Company received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. The Company has responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. As disclosed in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, the Company made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While the Company believes that it has adequately accrued for the losses and is in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of June 30, 2019, if the Company fails to resolve these claims in a timely and/or favorable manner.

Note 9:  Common Stock Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

Liability classified warrants

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of June 30, 2019, related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

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

The Company determined that, based on the Black Sholes methodology, the liability for the January and February 2018 common stock warrants had a fair value as of June 30, 2019 of $0.1 million.  In addition, warrants the Company issued during 2017 that were classified as liabilities had a fair value of $0.1 million as of June 30, 2019.  The combined changes in fair value as of June 30, 2019 was reflected as income from change in the fair market value of common stock warrant liability of $0.5 million and $1.3 million, respectively, in the Condensed Consolidated Statement of Operations for the three and six month period ended June 30, 2019.

Equity classified warrants

As described in Note 11. Shareholders Equity, in April 2019 in connection with registered direct offerings of Common Shares, the Company issued the following warrants:

•	Warrants to purchase up to 6,000,000 share of Company Common Shares at an exercise price of $0.78 per share expiring five and one half years from date of issuance
•

Pre-funded Warrants to purchase up to 4,000,000 shares of Company Common shares at an initial purchase price of $0.49 per share, and an exercise price of $0.01 per share, expiring five and one half years from date of issuance

•	Warrants issued to the placement agent to purchase up to 240,000 shares of Company Common Shares at an exercise price of $0.55 per common shares expiring five years from date of issuance.

The three groups of warrants listed above all share similar terms, and the exercise price of the Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock splits, stock dividends, recapitalizations, reorganizations or similar transactions.  The Warrants will be exercisable on a “cashless” basis in certain circumstances, including in the event a registration statement is not in effect at time of exercise.  All of the above warrant agreements contain a clause  specifying that in the event there is no effective registration in effect for the underlying warrant shares to be issued at time of exercise, in no circumstance will the Company be required to net cash settle the warrants.

Based on the Company’s analysis of the terms and conditions of the above warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments. As a result, the Company has accounted for the exercise price paid by investors for purchase of the pre-funded warrants as additional paid in capital on the accompanying Balance Sheets as of June 30, 2019.

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

The Company's operating leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.  The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

On May 2, 2019 the Company entered into a three year finance lease commitment for phone equipment.  Finance leases are include in Equipment, furniture and leasehold improvements, net, Finance lease liability – current portion, Finance lease liability – long term in our consolidated Balance Sheet.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(unaudited)	(unaudited)
Finance Lease Cost:
Amortization of right-of-use assets	$3	$3
Interest on lease liabilities	1	1
Operating lease cost	246	503
Short-term lease cost	14	28
Total Lease Cost	$264	$535

Other Information

Cash paid for amounts included in the measurement lease liabilities:

Operating cash flows from operating leases	$251	$501
Financing cash flows from finance leases	$2	$2
Right-of-use assets obtained in exchange for new finance lease liabilities	$50	$50
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

June 30, 2019
Finance lease right-of-use assets	47
Operating lease right-of-use assets	3,953
Finance lease liability, current	15
Finance lease liability, non-current	32
Operating lease liabilities, current	689
Operating lease liabilities, non-current	3,384
Weighted average remaining lease terms - finance leases	2.92 years
Weighted average remaining lease terms - operating leases	5.17 years
Weighted average discount rate - Finance leases	10.91%
Weighted average discount rate - operating leases	8.50%

Future annual minimum lease payments and finance lease commitments as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$501	$10
2020	1,002	19
2021	1,002	19
2022	1,014	7
2023	1,022	-
Thereafter	426	-
Total undiscounted future minimum lease payments	4,967	55
Less imputed interest	894	8
Lease liability	$4,073	$47

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.  Future annual minimum lease payments and finance lease commitments as of December 31, 2018 were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$1,002	$-
2020	1,002	-
2021	1,002	-
2022	1,014	-
2023	1,022	-
Thereafter	426	-
Total minimum lease payments	$5,468	$-

Note  11:  Shareholders’ Equity

April 2019 Equity Raises

On April 9, 2019, the Company closed a registered direct offering of 4 million shares of common stock at a purchase price per share of $0.50, for gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses. The Company also issued unregistered warrants to the investor to purchase up to 3 million shares of common stock at an exercise price of $0.78 per share. The warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

On April 11, 2019, the Company closed an additional $2.0 million registered direct offering consisting of immediately exercisable pre-funded warrants to purchase up to 4 million shares of our common stock at a purchase price of $0.49 per warrant and an exercise price of $0.01 per share. In a concurrent private placement, the Company also issued to the investor in the registered direct offering unregistered warrants to purchase up to 3 million shares of the Company’s common stock at an exercise price of $0.78 per share. The unregistered warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This document contains certain forward‑looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward‑looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Please see "Statement Regarding Forward-Looking Information" and Part II, Item 1A, "Risk Factors".  Actual results could differ materially from these forward‑looking statements. Important factors to consider in evaluating such forward‑looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report.

Business

We design, develop, manufacture and market organic light emitting diode, or OLED miniature displays, which we refer to as OLED-on-silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large‑screen television. Our products enable our original equipment manufacturer, or OEM, customers in the military and commercial markets to develop and market improved or new electronic products.

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

During the fourth quarter of 2018, equipment issues led to lower yields and decreased production volumes which resulted in a lower gross margin and reduced display revenues.  In addition, delays in the qualification of a new, high brightness XLS display type led to the inability to fulfill associated customer orders during the quarter.  Although we qualified the XLS display type and began implementing remedial production measures during the fourth quarter of 2018, manufacturing issues continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. As a result, we are accelerating the implementation of our remedial measures, although additional technical changes may be necessary before we see a return to pre-fourth quarter 2018 production yields. There can be no assurance as to the effectiveness of any remedial measures we implement or that yields and production volumes will return to the levels previously achieved.

Some of the ongoing specific measures we have implemented and are accelerating include the following:

•	daily collaboration between our R&D team and our manufacturing engineers to identify and resolve yield and production issues;
•

extending the on-site engagement of an operating engineer from our OLED deposition tool vendor to work with our staff to improve the throughput of this equipment, which is a key component of our display manufacturing process; and

•	enhancing our maintenance practices to improve machine performance and minimize unscheduled downtime and increasing our maintenance staff to provide coverage during all operating shifts.

We do not anticipate these measures will result in significant additional expense levels in future quarters because the additional maintenance staff and on site engineers costs are already included in our second quarter results and the other ongoing measures utilize internal resources for which we believe the incremental expenses are not substantial.

We believe these measures are beginning to have a positive effect on our operating performance.  During the first month of the current quarter we produced 25% more displays than we did in the first month of the previous quarter.  We have reduced the incidence of several types of display defects, and yields are beginning to recover and return to the upward trend we were achieving as part of our long-term yield improvement plan.

We have also implemented spending reductions and controls to reduce our overall cost structure.  These measures reduced our overall spending as evidenced by the reduction during the second quarter of our R&D and SG&A expenses both year-over-year and sequentially quarter-to-quarter.  As a result of these measures, and additional measure we may take in the third quarter of 2019, we expect to see continued reductions in spending going forward.

As of June 30, 2019, we had cash and working capital of $3.7 million and $8.3 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $0.9 million and $1.0 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.    Net cash used in operating activities for the six months ended June 30, 2019 was $3.2 million, compared to $2.5 million for the six months ended June 30, 2018.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs.  The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) reduce discretionary and other expenses, and 3) considering financing and/or strategic alternatives. Based on the Company’s current projections and the anticipated availability of the ABL Facility, the Company estimates it will have sufficient liquidity to fund operations through December 2019. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, or secure additional financing and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

In addition, even if the Company successfully generates additional funds through the sale of additional equity securities, borrowings or alternative financing, there can be no assurances that the revenue or capital infusion will be sufficient to enable the Company to develop its business to a level where it will be profitable or generate positive cash flow. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If the Company incurs additional debt, a substantial portion of its operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for its operational business activities. The terms of any debt securities issued could also impose significant restrictions on the Company’s operations. In addition, broad market and industry factors may seriously harm the market price of the Company’s common stock, regardless of its operating performance, and may adversely impact its ability to raise additional funds.

CRITICAL ACCOUNTING POLICIES

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019, for a discussion of our critical accounting policies. There were no material changes to such policies in the first six months of 2019.  New accounting policies adopted during the quarter are described in Note 1, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this report.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE AND SIX

MONTHS ENDED JUNE 30, 2018

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Product	$4,958	$6,216	$(1,258)	$10,465	$12,079	$(1,614)
Contract	$403	$850	$(447)	$1,008	$1,854	$(846)
Total revenue, net	$5,361	$7,066	$(1,705)	$11,473	$13,933	$(2,460)

Revenues for the three and six months ended June 30, 2019 were $5.4 million and $11.5 million, respectively, as compared to revenues of $7.1 million and  $13.9 million, respectively for the three and six months ended June 30, 2018.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware.  For the three and six months ended June 30, 2019, product revenue decreased by $1.3 million and $1.6 million, respectively, from the comparable prior year periods. The decrease in display revenues during the three and six months ended June 30, 2019 was primarily due to manufacturing challenges that began in the fourth quarter of 2018 and continued through the second quarter of 2019, which affected yields and throughput and resulted in lower than planned shipments during the period.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts and non-recurring engineering (“NRE”) contracts.  For the three and six months ended June 30, 2019, contract revenue decreased by $0.4 million and $0.8 million respectively, compared to the same periods last year.  The decrease in contract revenue for the three and six months ended June 30 2019 was primarily due to the completion of several government contracts during 2018.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Product	$4,898	$3,971	$927	$9,324	$8,330	$994
Contract	$238	$299	$(61)	$588	$827	$(239)
Impairment of Consumer Night Vision inventory	—	2,690	$(2,690)	-	2,690	$(2,690)
Total cost of revenues	$5,136	$6,960	$(1,824)	$9,912	$11,847	$(1,935)

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Total cost of revenues for the three and six months ended June 30, 2018 includes a $2.7 million impairment of Consumer Night Vision inventory recorded during the second quarter of 2018.  Excluding the effects of the Consumer Night Vision impairment, total cost of revenues for the three months and six months ended June 30, 2019 increased by $0.9 million and $0.8 million, respectively, compared to the prior year’s periods primarily due to the impact of lower yields in the 2019 periods.

The following table outlines product and contract total gross profit and related gross margins for the three and six month periods ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Product revenues gross profit	$60	$2,245	$1,141	$3,749
Product revenues gross margin	1%	36%	11%	31%
Contract revenues gross profit	$165	$551	$420	$1,027
Contract revenues gross margin	41%	65%	42%	55%
Impairment of Consumer Night Vision inventory	—	(2,690)		(2,690)
Total gross profit	$225	$106	$1,561	$2,086
Total gross margin	4%	2%	14%	15%

Total gross profit is a function of revenues less cost of revenues.    Gross profit for the three and six months ended June 30, 2018 includes an impairment charge of $2.7 million related to Consumer Night Vision inventory taken upon the exit from that business during the second quarter of 2018.   Excluding the impairment charge the total gross profit for the three and six month periods ended June 30, 2019 decreased  $2.6 million and 3.2 million, respectively, as compared to the prior year period primarily reflecting decreased product revenue gross profit.  Excluding the impairment charge, total gross margin was 4% and 14% for the three months periods ended June 30, 2019 compared to total gross margin of 40% and 34% for the comparable 2018 periods, respectively.

The product gross profit and gross margins for the three and six months ended June 30, 2019 decreased compared to the prior year period due to decreases in revenues, and increases in operating expenses, primarily due to increased headcount and depreciation and the residual impact of certain fourth quarter 2018 production issues.

For the three and six month periods ended June 30, 2019, contract revenue gross profit was $0.2 million and $0.4 million, compared to $0.6 million and $1.0 million, respectively, for the prior years.  Decreased contract revenue gross profit in the three and six months periods ended June 30, 2019 was primarily due to the decrease in contract revenues, partially offset by the contribution of several military related contracts at favorable margins.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands)			($ in thousands)
Research and development expense	$1,300	$1,720	$(420)	$2,897	$3,351	$(454)
Percentage of net revenue	24%	24%		25%	24%
Selling, general and administrative expense	$1,777	$2,031	$(254)	$3,716	$4,943	$(1,227)
Percentage of net revenue	33%	29%		32%	35%
Total operating expenses	$3,077	$3,751	$(674)	$6,613	$8,294	$(1,681)
Percentage of net revenue	57%	53%		58%	60%

Research and Development (“R&D”). R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products and processes, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses of $1.3 million and $2.9 million for the three and six months ended June 30, 2019 decreased by $0.4 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2018, which on a percentage basis was 24% of revenues and 25% of revenues, respectively for the period.   R&D costs in the current year reflect work performed on the Company’s dPd technology including product development and process development associated with the manufacture of our direct patterned displays as well as resources expended on improving manufacturing processes.

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate and administrative expenses.  SG&A expenses for the three and six month periods ended June 30, 2019, decreased $0.3 million and $1.2 million, respectively, compared to the prior year periods, reflecting higher expenses in the prior year’s period related to spending on professional services, legal and travel associated with negotiations with prospective consumer electronics and volume manufacturing partners.   SG&A for the six-month period ended June 30, 2018 also included an allocation of approximately $240 thousand of transaction fees incurred in the January 2018 offering which were associated with the fair value of the warrant liability and, accordingly, expensed in SG&A.

Other Income, net.  Other income, net consists of changes in the fair value of warrant liability, interest income earned on cash balances and interest expense.  Income related to the change in fair value of warrant liability was $0.5 million and $1.3 million, for the three and six month periods ended June 30, 2019, respectively.  This non-cash expense is associated with a decrease in the liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and working capital of $3.7 million and $8.3 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $0.9 million and $1.0 million, respectively.  This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.

Cash flow used in operating activities during the six months ended June 30, 2019 was $3.2 million, attributable to a net loss of $3.8 million partially offset by non-cash income and expenses of $0.1 million and a net change in operating assets and liabilities of $0.8 million. Cash flow used in operating activities during the six months ended June 30, 2018 was $2.5 million.

Cash used in investing activities during the six months ended June 30, 2019 was $0.8 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance the Company’s  dPd technology.   As of June 30, 2019, we had outstanding commitments to purchase approximately $0.4 million in capital expenditures, and expect to make additional capital expenditures during 2019 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the six months ended June 30, 2018 was $0.8 million for equipment purchases.

Cash provided by financing activities during the six months ended June 30, 2019 was $4.3 million from net borrowings under our credit facility of $1.0 million and equity financing with net proceeds of $3.3 million.  Cash provided by financing activities during the six months ended June 30, 2018 was $8.5 million.

Going concern

For the six months ended June 30, 2019, we incurred a net loss of $3.8 million and used cash in operating activities of $3.2 million.  As of June 30, 2019, we had $3.7 million of cash, $0.9 million of outstanding debt, and borrowing availability under our ABL Facility of $1.0 million.   For the year ended December 31, 2018, we incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.    Our ABL Facility expires on December 31, 2019 and, while relations with the lender are positive and the facility upon its expiration renews automatically for another year unless terminated pursuant to its terms, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date this report is filed.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that we will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs.  The Company’s plans with regard to these matters include the following actions:  1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) reduce discretionary and other expenses, and 3) considering financing and/or strategic alternatives.

Based on our current projections and the anticipated availability of the ABL Facility, we  estimate the Company will have sufficient liquidity to fund operations through December 2019. However, there can be no assurance that our plans will be achieved, or that we will be able to continue to borrow under our ABL Facility, secure additional financing and/or pursue strategic alternatives on terms acceptable to us, or at all.

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

We used $1.6 million of the aggregate $3.3 million in net proceeds from these offerings to repay outstanding borrowings under our ABL Facility, and the remaining net proceeds are being used for working capital and other general corporate purposes.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.  The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of June 30, 2019, we had $0.9 million in borrowings outstanding, had unused borrowing availability of $1.0 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, we implemented new controls as part of our efforts to adopt ASU 2016-02.  We implemented new controls related to the adoption process, including reviewing agreements for potential lease elements, and gathering the necessary data to properly account for leases under ASC 842.  There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.  In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 the Company was notified by Suga that they intend to pursue arbitration.  As disclosed in the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of June 30, 2019, if we fail to resolve these claims in a timely and/or favorable manner

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report and the risks discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

Risks Related To Our Financial Position

There is substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

Our independent registered public accounting firm has issued a report for our financial statements at December 31, 2018 that includes an explanatory paragraph referring to our recurring losses from operations and our footnote expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As a result of our historical losses and current financial condition, there is substantial doubt about our ability to continue as a going concern through.

Our ability to continue as a going concern is dependent upon our uncertain ability to generate sufficient cash flows from operations, obtain equity and/or debt financing and reduce expenditures. Specifically, we have incurred substantial net losses in the past and we may incur further losses in the future. Our net losses were approximately $2.3 million and $3.8 million in the three months and six months ended June 30, 2019, compared to $5.1 and $7.1 million in the three months and six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $240.1 million. We can give no assurances that our losses will not continue in the future or that we will ever be profitable in the future. Our prior losses and potential continuing or future losses have had, and would continue to have, an adverse effect on our financial condition. In order for us to achieve profitability, we must, among other things, generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern; generate additional revenue; manufacture our products on a timely basis and at a competitive cost; remediate the manufacturing issues that have resulted in production delays and integrate new equipment on our manufacturing line; meet our yield improvement initiatives; and successfully reduce expenses. If we are unable to successfully take these and other necessary steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. As of June 30, 2019, we had cash and working capital of $3.7 million and $8.3 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $0.9 million and $1.0 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.

Our cash position as of June 30, 2019 reflects the receipt of approximately $3.3 million in net proceeds from equity raises conducted in April 2019, of which $1.6 million were applied to repayment of our ABL facility.   However, our ongoing operations may require us to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to reduce our expenditures or generate additional funds in the future through sales of our products, financings, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our financial condition is limited. If we are unable to generate additional revenue or secure additional external financing when, or if, required, we may have to curtail our operations or cease our development plans and operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, raise additional capital or refinance our indebtedness to meet our obligations. We have recently experienced a production issue which we anticipate may continue to negatively affect our products shipped, backlog and accounts receivables for the fourth quarter of 2018 and the first and second quarters of 2019. Since the maximum amount of the borrowing base under our ABL Facility is based, in part, on our eligible accounts receivables, our borrowing ability could also be negatively impacted by any decrease in our accounts receivables. As of the June 30, 2019, we had $0.9 million in borrowings outstanding, and unused borrowing availability of $1.0 million, under our ABL Facility.

We incurred net losses of approximately $2.3 million and $3.8 million in the three months and six months ended June 30, 2019, compared to $5.1 and $7.1 million in the three months and six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $240.1 million.

 As of June 30, 2019, we had cash and working capital of $3.7 million and $8.3 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $0.9 million and $1.0 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018. Net cash used in operating activities for the six months ended June 30, 2019 was $3.2 million, compared to $2.5 million for the six months ended June 30, 2018.

If we are unable to meet our obligations as they become due,  we may not be able to continue our current operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, maintain our relationships with vendors and customers, secure alternative financing or refinance our indebtedness to meet our obligations. If adequate funds are not available to us on a timely basis, or at all, we may have to reduce current operations and delay capital expenditures in order to conserve cash.

Based on our current operating plan, working capital levels, financial projections, and our ability to borrow under our ABL Facility, we may not be able to meet our financial obligations as they become due after December 2019.  However, there can be no assurance that our plans will be achieved.

If we do not achieve our current financial projections we will be unable to maintain our currently planned operations after December 2019, and we may violate one or more of our financial covenants under our ABL Facility.   Although relations with the lender under our ABL Facility are positive, there can be no assurance that the lender will grant a future covenant waiver or continue to lend to us at present availability levels, or at all. In addition, there can be no assurance that we will be able to renew or extend our ABL Facility when it matures on December 31, 2019.  We have no additional committed external sources of funds and additional financing may not be available when we need it or on terms that are favorable to us, if at all. In addition, we may seek additional capital, or consider strategic alternatives.

We cannot provide assurance that any actions by us to raise additional funds would be successful or, if such efforts were successful, that we would generate sufficient funds to meet our financial obligations and allow us to continue current operations or that these actions would be permitted (i) under the terms of our existing or future debt agreements or (ii) by the holders of a majority of the then-outstanding Series B Convertible Preferred Stock, whose approval, pursuant to the Certificate of Designations governing our Series B Convertible Preferred Stock, is required in order for us to take certain actions.  If we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination, a sale of our company or our business, or a reduction and/or cessation our operations.

Risks Related To Manufacturing

Several steps of our production processes are dependent upon certain critical machines and tools which have in the past, and could in the future, result in delivery interruptions and reduced revenues.

We currently have equipment that is critical to our manufacturing operations for which there is no redundancy. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead‑time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions and/or delays in the past, including in the first and second quarters of fiscal 2019 and no assurance can be given that we will not lose potential sales or be unable to meet production orders due to future production delays or interruptions in our manufacturing line. For example, in the fourth quarter of fiscal 2018 and six months ended June 30, 2019, production yields and output were negatively impacted by delays due to the failure of certain production equipment in our manufacturing line. These issues also led to a lower gross margin and reduced display revenue. Although we began implementing remedial measures during the fourth quarter of 2018, manufacturing delays have continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. As a result, we are accelerating the implementation of our remedial measures, although additional technical changes may be necessary before we see a return to pre-fourth quarter 2018 production yields. There can be no assurance as to the effectiveness of any remedial measures we implement or that yields and production volumes will return to the levels previously achieved.

Variations in our production yields impact our ability to reduce our costs and cause our margins to decline and our operating results to suffer.

Our products are manufactured using technologies and processes that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our manufacturing process and repeatability;
•	changes in manufacturing personnel due to turnover or employee absences;
•	production challenges associated with the introduction of new display types;
•	contamination of the manufacturing environment or equipment;
•	equipment failure, power outages, or modification to our manufacturing processes;
•	lack of consistency and adequate quality and quantity of component parts and other raw materials;
•	defects in packaging either within or without our control;
•	any transitions or changes in our production process, planned or unplanned;
•	certain customer requirements outside of our normal specifications; and
•	changes in the mix of display types produced from period to period.

Variations in our production yields impact our costs and cause our margins to decline and our operating results to suffer.  For example, in the fourth quarter of fiscal 2018 and the first and second quarters of fiscal 2019, we experienced low yields and an adverse impact on our gross margins and operating results due to equipment failures that began in the fourth quarter of 2018.  During the fourth quarter of 2018, delays in the process qualification of a product type on our higher volume deposition tool and an equipment issue led to lower yields and loss of production. These issues also led to lower gross margin and reduced display revenue. Although we began implementing remedial measures during the fourth quarter of 2018, manufacturing delays have continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. As a result, we are accelerating the implementation of our remedial measures although additional technical changes may be necessary before we see a return to pre-fourth quarter 2018 production yields. There can be no assurance as to the effectiveness of any remedial measures we implement or that yields and production volumes will return to the levels previously achieved.

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

eMAGIN CORPORATION

Date: August 13, 2019	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: August 13, 2019	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
President and Chief Financial Officer
Principal Accounting and Financial Officer