Form 10-Q
period 2019-09-30
EMAGIN CORP
filed 2019-11-07
CIK 1046995

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

For the quarterly period ended September 30, 2019
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,173,773 shares of common stock, $0.001 par value, were outstanding as of November 1, 2019.

eMagin Corporation

Form 10-Q

For the Quarter ended September 30, 2019

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December

31, 2018, Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, and elsewhere in this Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

 ITEM 1.  Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,563	$3,359
Accounts receivable, net	3,956	3,186
Unbilled accounts receivable	279	224
Inventories	8,447	8,582
Prepaid expenses and other current assets	1,209	875
Total current assets	16,454	16,226
Equipment, furniture and leasehold improvements, net	8,346	8,921
Operating lease right- of- use assets	3,790	—
Intangibles and other assets	191	269
Total assets	$28,781	$25,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,208	$2,024
Accrued compensation	1,602	1,634
Revolving credit facility, net	2,002	—
Finance lease liability - current portion	16	—
Common stock warrant liability	47	1,497
Other accrued expenses	1,603	1,827
Deferred revenue	328	38
Operating lease liability - current portion	704	—
Other current liabilities	398	427
Total current liabilities	7,908	7,447
Finance lease liability-long term	28	—
Operating lease liability-long term	3,202	—
Total liabilities	$11,138	$7,447

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 49,335,839 shares, outstanding 49,173,773 shares as of September 30, 2019 and issued 45,323,339 shares, outstanding 45,161,273 shares as of December 31, 2018	49	45
Additional paid-in capital	258,498	254,736
Accumulated deficit	(240,404)	(236,312)
Treasury stock, 162,066 shares as of September 30, 2019 and December 31, 2018	(500)	(500)
Total shareholders’ equity	17,643	17,969
Total liabilities and shareholders’ equity	$28,781	$25,416

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:

Product	$7,321	$6,048	$17,786	$18,127
Contract	598	819	1,606	2,673
Total revenues, net	7,919	6,867	19,392	20,800

Cost of revenues:

Product	5,112	3,926	14,436	12,256
Contract	316	562	904	1,389
Impairment of Consumer Night Vision inventory	—	—	—	2,690
Total cost of revenues	5,428	4,488	15,340	16,335

Gross profit	2,491	2,379	4,052	4,465

Operating expenses:

Research and development	1,046	1,590	3,943	4,941
Selling, general and administrative	1,839	2,039	5,555	6,982
Total operating expenses	2,885	3,629	9,498	11,923

Loss from operations	(394)	(1,250)	(5,446)	(7,458)

Other income (expense):
Change in fair value of common stock warrant liability	120	1,311	1,450	387
Interest expense, net	(41)	1	(96)	(12)
Other income, net	—	1	—	—
Total other income	79	1,313	1,354	375
(Loss) income before provision for income taxes	(315)	63	(4,092)	(7,083)
(Provision) benefit for income taxes	—	—	—	—

Net (loss) income	$(315)	$63	$(4,092)	$(7,083)
Less net income allocated to participating securities	—	9	—	—
Net (loss) income allocated to common shares	$(315)	$54	$(4,092)	$(7,083)

Loss per share, basic	$(0.01)	$—	$(0.09)	$(0.16)
Loss per share, diluted	$(0.01)	$—	$(0.09)	$(0.16)

Weighted average number of shares outstanding:

Basic	49,173,773	45,149,717	47,718,965	44,182,379

Diluted	49,173,773	45,265,370	47,718,965	44,182,379

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Nine Month Period Ended September 30, 2019
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Stock based compensation	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(1,439)	—	(1,439)
Balance, March 31, 2019	5,659	$—	45,323,339	$45	$254,929	$(237,751)	$(500)	$16,723

Public offering of common shares, net of offering costs	—	—	4,000,000	4	3,299	—	—	3,303
Exercise of common stock options	—	—	12,500	—	8	—	—	8
Stock based compensation	—	—	—	—	98	—	—	98
Net loss	—	—	—	—	—	(2,338)	—	(2,338)
Balance, June 30, 2019	5,659	$—	49,335,839	$49	$258,334	$(240,089)	$(500)	$17,794

Stock based compensation	—	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	(315)	—	(315)
Balance, September 30, 2019	5,659	$-	49,335,839	$49	$258,498	$(240,404)	$(500)	$17,643

	Nine Month Period Ended September 30, 2018
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	5,659	$—	35,182,589	$35	$244,726	$(226,769)	$(500)	$17,492
Exercise of common stock options	—	—	49,937		63	—	—	63
Exercise of common stock warrants	—	—	30,000	-	46	—	—	46
Public offering of common shares, net of offering costs	—	—	10,010,813	10	9,255	—	—	9,265
Stock based compensation	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	(2,081)	—	(2,081)
Balance, March 31, 2018	5,659	$—	45,273,339	$45	$254,295	$(228,850)	$(500)	$24,990

Stock based compensation	—	—	—	—	130	—	—	130
Net loss	—	—	—	—	—	(5,066)	—	(5,066)
Balance, June 30, 2018	5,659	$—	45,273,339	$45	$254,425	$(233,916)	$(500)	$20,054

Exercise of common stock options	—	—	50,000	—	36	—	—	36
Stock based compensation	—	—	—	—	177	—	—	177
Net income	—	—	—	—	—	63	—	63
Balance, September 30, 2018	5,659	$-	45,323,339	$45	$254,638	$(233,853)	$(500)	$20,330

See notes to Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,092)	$(7,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,542	1,482
Change in fair value of common stock warrant liability	(1,450)	(387)
Impairment of Consumer Night Vision inventory	—	2,690
Impairment of Consumer Night Vision tooling	—	76
Stock-based compensation	455	512
Amortization of operating lease right-of-use assets	477	—
Changes in operating assets and liabilities:
Accounts receivable	(770)	147
Unbilled accounts receivable	(55)	42
Inventories	135	(1,349)
Prepaid expenses and other current assets	(384)	55
Deferred revenues	290	(724)
Operating lease liabilities	(446)	—
Accounts payable, accrued expenses, and other current liabilities	(955)	164
Net cash used in operating activities	(5,253)	(4,375)
Cash flows from investing activities:
Purchase of equipment	(878)	(1,469)
Net cash used in investing activities	(878)	(1,469)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	2,024	(3,808)
Proceeds from public offering, net	3,303	12,172
Proceeds from warrant exercise, net	—	46
Proceeds from exercise of stock options	8	98
Net cash provided by financing activities	5,335	8,508
Net increase in cash and cash equivalents	(796)	2,664
Cash and cash equivalents, beginning of period	3,359	3,526
Cash and cash equivalents, end of period	$2,563	$6,190

Cash paid for interest	$96	$44
Cash paid for income taxes	$—	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC.  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for the periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The consolidated condensed financial statements as of December 31, 2018 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The total intangible amortization expense was approximately $9 thousand and $24 thousand for the three and nine month periods ended September 30, 2019 and $13 thousand and $27 thousand for the comparable 2018, periods, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Beginning balance	$317	$382	$423	$468
Warranty accruals and adjustments	152	39	113	20
Warranty claims	(88)	(35)	(155)	(102)
Ending balance	$381	$386	$381	$386

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share and share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net Loss	$(315)	$54	$(4,092)	$(7,083)

Weighted average common shares outstanding - Basic	49,173,773	45,149,717	47,718,965	44,182,379
Dilutive effect of stock options	—	115,653	—	—
Weighted average common shares outstanding - Diluted	49,173,773	45,265,370	47,718,965	44,182,379

Net loss per share:
Basic	$(0.01)	$-	$(0.09)	$(0.16)
Diluted	$(0.01)	$-	$(0.09)	$(0.16)

The following table sets forth the potentially dilutive common stock equivalents for the three and nine month periods ended September 30, 2019 and 2018 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Options	5,416,606	4,959,120	5,416,606	4,959,120
Warrants	19,295,773	9,055,773	19,295,773	9,055,773
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	32,257,712	21,560,226	32,257,712	21,560,226

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
(unaudited)
Balance as of January 1, 2019	$1,497
Change in fair value of warrant liability	(1,450)
Balance as of September 30, 2019	$47

The fair value of the liability for common stock purchase warrants at issuance and at September 30, 2019 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the remaining contractual term of the warrants from 2.7 to 3.3 years, risk-free interest rates of 1.56%,  no expected dividends and expected volatility of the price of the underlying common stock of 40.1%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and nine month periods ended September 30, 2019, one customer accounted for 12% and no single customer was over 10% of net revenues, respectively.  For the three and nine months ended September 30, 2018,  one customer accounted for 10% and no single customer was over 10% of net revenues, respectively.  As of September 30, 2019,  two customers accounted for 12% and 10% respectively of the Company’s consolidated accounts receivable balance and no other single customer accounted for over 10% of the consolidated accounts receivable.  As of September 30, 2018 one customer accounted for 14% and no other single customer accounted for over 10% of the consolidated accounts receivable

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  For the nine months ended September 30, 2019, the Company incurred a net loss of $4.1 million and used cash in operating activities of $5.3 million.  As of September 30, 2019, the Company had $2.6 million of cash, $2.0 million of outstanding indebtedness under its asset based lending facility (the “ABL Facility”), and borrowing availability under its ABL Facility of $1.2 million.   For the year ended December 31, 2018, the Company incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital.    The Company’s ABL Facility expires on December 31, 2019 and renews automatically for another year unless terminated pursuant to its terms.  Although preliminary renewal discussions with the lender are positive there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs.  The Company’s plans with regard to these matters include the following actions:  1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) reduce senior management compensation, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses,  and 5)  considering financing and/or strategic alternatives.

Because of these operational efforts, the incidence of several types of display defects were reduced and production yields in the third quarter of 2019 improved over prior quarters.  Third quarter 2019 production volumes were up over 50% compared to the second quarter of 2019, which contributed to increased revenues, lower unit costs and improvements in on-time delivery of customer orders.  As a result of the improvements in operating performance, the Company’s third quarter 2019 net loss of $0.3 million was reduced by $2.0 million from the second quarter 2019 net loss of $2.3 million.

Based on the Company’s current projections, operational and yield improvements, and the anticipated availability of the ABL Facility, the Company estimates it will have sufficient liquidity to fund operations through the end of the first quarter of 2020.  However. there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018 with the exception of the accounting policies related to leases.

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

Note 1A:  Impairment of Consumer Night Vision Business Assets

During the quarter ended June 30, 2018 the Company made a decision to exit the business associated with its two consumer night vision products, BlazeSpark and BlazeTorch (the “Consumer Night Vision Business”).  The Company’s decision was based on lower than anticipated sales and an assessment performed during the quarter of the anticipated level of additional engineering, marketing and financial resources necessary to modify the products for an expanded market.  As a result, the Company concluded an impairment had occurred as of June 30, 2018 and wrote-down $2.7 million of related Consumer Night Vision Business inventory, which includes an accrual of $1.4 million of inventory purchased by a contract manufacturer in anticipation of future production, and $0.1 million of production tooling, which are reflected in cost of revenues in the accompanying Consolidated Statements of Operations.

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

Disaggregation of Revenue

The Company's sells its products directly to original equipment manufacturers or OEM’s and military contractors in a diverse range of industries encompassing the military, industrial, medical, and consumer market sectors.  R&D activities are performed for both military customers and U.S. Government defense related agencies. Product and Contract revenues are disclosed on the Condensed Consolidated Statements of Operations.  Additional disaggregated revenue information for the three and nine-month periods ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
North and South America	$4,355	$4,225	$10,608	$11,237
Europe, Middle East, and Africa	3,359	2,267	7,838	7,158
Asia Pacific	205	375	946	2,405
Total	$7,919	$6,867	$19,392	$20,800

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Military	$4,655	$4,780	$11,900	$15,375
Commercial, including industrial and medical	1,382	957	2,495	1,951
Consumer	206	557	952	1,658
Multiple	1,676	573	4,045	1,816
	$7,919	$6,867	$19,392	$20,800

Accounts Receivable from Customers Accounts receivable, net of allowances, associated with revenue from customers were approximately $4.0 million and $3.2 million as of September 30, 2019 and December 31, 2018, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet as of September 30, 2019.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue.  These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Unbilled Receivables (contract assets)	$279	$224
Deferred Revenue (contract liabilities)	(328)	(38)
Net contract asset (liability)	$(49)	$186

In the three and nine months periods ended September 30, 2019, the Company recognized no revenue and revenue of $38 thousand, respectively, related to its contract liabilities that existed at December 31, 2018.  In the three and nine month periods ended September 30 2018, the Company recognized no revenue and $765 thousand of revenue, respectively, related to its contract liabilities that existed at December 31, 2017.

Remaining Performance Obligations. The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services.  As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.4 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 15  months.

Note 3:  Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Accounts receivable	$4,095	$3,325
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$3,956	$3,186

Note 4:  Inventories, net

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	$2,746	$3,701
Work in process	2,175	1,033
Finished goods	4,294	4,888
Total inventories	9,215	9,622
Less inventory reserve	(768)	(1,040)
Total inventories, net	$8,447	$8,582

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times.  As of September 30, 2019, the Company had $2.0 million in borrowings outstanding, had unused borrowing availability of $1.2 million and was in compliance with all financial debt covenants.

Interest expense for the three and nine month periods ended September 30, 2019 include the amortization of debt issuance costs of $21 thousand, and $62 thousand, respectively.

Note 6:  Stock-based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model.  Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Cost of revenues	$6	$(5)	$20	$29
Research and development	21	28	66	73
Selling, general and administrative	137	154	369	410
Total stock compensation expense	$164	$177	$455	$512

At September 30, 2019, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.5 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Dividend yield	0%	0%
Risk free interest rates	1.77-2.48%	2.16-2.75%
Expected volatility	41.7 to 49.2%	45.3 to 50.0%
Expected term (in years)	3.5 to 4.0	3.5 to 4.75

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2019 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,678,420	$2.81
Options granted	1,416,696	0.63
Options exercised	(12,500)	0.70
Options forfeited	(7,000)	2.66
Options cancelled or expired	(659,010)	1.48
Outstanding at September 30, 2019	5,416,606	$2.41	3.77	$—
Vested or expected to vest at September 30, 2019	5,397,240	$2.41	3.47	$—
Exercisable at September 30, 2019	4,791,331	$2.59	3.47	$—

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock.  During the three and nine months ended September 30, 2019 the aggregate intrinsic value of options exercised  was zero, and $2 thousand, respectively. The Company issues new shares of common stock upon exercise of stock options.

Note 7:  Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate for the three and nine month periods ended September 30, 2019 and 2018 was 0%.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine month periods ended September 30, 2019 and 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2019, the Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance.

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

Note 8:  Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.4 million at September 30, 2019.

Litigation

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of is business.  In March 2019, the Company received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. The Company has responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 the Company was notified by Suga that they intend to pursue arbitration.  During September and October, 2019, Company held preliminary discussions with Suga to attempt to reach a settlement, however expects that Suga will continue to pursue arbitration.

 As disclosed in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, the Company made a decision to exit the Consumer Night Vision Business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While the Company believes that it has adequately accrued for the losses and is in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of September 30, 2019, if the Company fails to resolve these claims in a timely and/or favorable manner.

Note 9:  Common Stock Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

Liability classified warrants

During January 2018, in conjunction with a registered equity offering and a concurrent private placement that closed in February 2018, the Company issued warrants to purchase an aggregate of 4,004,324 common shares at an exercise price of $1.55.  As of September 30, 2019, related warrants to purchase 3,974,324 shares of common stock remain outstanding.  The warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

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

The Company determined that, based on the Black Sholes methodology, the liability for the January and February 2018 common stock warrants had a fair value as of September 30, 2019 of $0.1 million.  In addition, warrants the Company issued during 2017 that were classified as liabilities had a fair value of $47 thousand as of September 30, 2019.  The combined changes in fair value as of September 30, 2019 was reflected as income from change in the fair market value of common stock warrant liability of $0.1 million and $1.5 million, respectively, in the Condensed Consolidated Statement of Operations for the three and nine month period ended September 30, 2019.

Equity classified warrants

As described in Note 11, in April 2019 in connection with registered direct offerings of Common Shares, the Company issued the following warrants:

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

Based on the Company’s analysis of the terms and conditions of the above warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments. As a result, the Company has accounted for the exercise price paid by investors for purchase of the pre-funded warrants as additional paid in capital on the accompanying Balance Sheets as of September 30, 2019.

Note 10:  Leases

The Company leases office and manufacturing facilities in Hopewell Junction, NY under a non-cancelable operating lease agreement. The lease for these facilities, as amended, expires in May 2024 and does not contain a renewal option.  The lease agreement does not contain any residual value guarantees, or material restrictive covenants.

The Company also leases an office facility for its design group in Santa Clara, California, that expires on October 31, 2019.  Because the remaining term was less than one year as of the January 1, 2019 date of adoption of the new leasing standard, the Company elected not to apply the recognition requirement of the new leasing standard to this lease.  During the fourth quarter of 2019, the Company signed a two-year extension of this lease that expires on October 31, 2021.

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

On May 2, 2019, the Company entered into a three year finance lease commitment for phone equipment.  Finance leases are included in Equipment, furniture and leasehold improvements, net, Finance lease liability – current portion, Finance lease liability – long term in our consolidated Balance Sheet.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(unaudited)	(unaudited)
Finance Lease Cost:
Amortization of right-of-use assets	$3	$7
Interest on lease liabilities	1	1
Operating lease cost	246	739
Short-term lease cost	14	43
Total Lease Cost	$264	$790

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$251	$751
Financing cash flows from finance leases	$5	$8
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$50
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

September 30, 2019
Finance lease right-of-use assets	43
Operating lease right-of-use assets	3,790
Finance lease liability, current	16
Finance lease liability, non-current	28
Operating lease liabilities, current	704
Operating lease liabilities, non-current	3,202
Weighted average remaining lease terms - finance leases	2.58 years
Weighted average remaining lease terms - operating leases	4.67 years
Weighted average discount rate - Finance leases	10.91%
Weighted average discount rate - operating leases	8.50%

Future annual minimum lease payments and finance lease commitments as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$251	$3
2020	1,002	19
2021	1,002	19
2022	1,014	7
2023	1,022	-
Thereafter	426	-
Total undiscounted future minimum lease payments	4,717	48
Less imputed interest	811	4
Lease liability	$3,906	$44

Note  11:  Shareholders’ Equity

April 2019 Equity Raises

On April 9, 2019, the Company closed a registered direct offering of 4 million shares of common stock at a purchase price per share of $0.50, for gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses. The Company also issued unregistered warrants to the investor to purchase up to 3 million shares of common stock at an exercise price of $0.78 per share. The warrants are exercisable nine months following issuance and will expire five and one-half years from the issuance date.

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

After achieving sequential quarterly growth and yield improvements during the first three quarters of 2018, during the fourth quarter of 2018, we experienced equipment issues which caused lower yields and decreased production volumes, resulting in a lower gross margin and reduced display revenues.  Manufacturing issues continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels.

To address these issues, we accelerated the implementation of remedial measures early in the third quarter of 2019,  including the following:

•	daily collaboration between our R&D team and our manufacturing engineers to identify and resolve yield and production issues;
•

extending the on-site engagement of an operating engineer from our OLED deposition tool vendor to work with our staff to improve the throughput of this equipment, which is a key component of our display manufacturing process; and

•	enhancing our maintenance practices to improve machine performance and minimize unscheduled downtime and scheduling our maintenance staff to provide coverage during all operating shifts.

As a result of these efforts, production yields in the third quarter of 2019 improved over prior quarters. These efforts reduced the incidence of several types of display defects, and yields are beginning to recover and return to the upward trend anticipated as part of our long-term yield improvement plan.  Several product lines are now at or above their operational yield plans levels and others are projected to continue to improve though the fourth quarter and beyond.    Furthermore, production volumes were up over 50% during the third quarter over the second quarter reflecting greater demand which increased revenues and reduced unit costs. As a result of the improvements in manufacturing efficiency and throughput, our on time delivery of customer orders reached levels of over 95% during the third quarter.

These efforts did not result in significant additional expense during the third quarter because they utilized our R&D and production engineers, maintenance staff, and other resources that were in place and already included in our second quarter results.

During the quarter we also implemented spending reductions and controls to reduce our overall cost structure.  These measures lowered our overall spending as evidenced by the reduction during the second quarter of our R&D and SG&A expenses both year-over-year and sequentially quarter-to-quarter.  In October 2019, we adopted a work status reduction (the “Work Status Reduction”) with the objective of reducing expenses and saving cash.  Pursuant to the Work Status Reduction, the work status of each of our executive officers was reduced by twenty percent (20%) and the work status of certain of our vice presidents was reduced by either twenty percent (20%) or ten percent (10%) and negotiated reductions in service fees which are expected to further reduce our expenses going forward.

As of September 30, 2019, we had cash and working capital of $2.6 million and $8.5 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $1.2 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.    Net cash used in operating activities for the nine months ended September 30, 2019 was $5.3 million, compared to $4.4 million for the nine months ended September 30, 2018. Our backlog at September 30, 2019 was $6.6 million compared to backlog of $10.6 million at December 31, 2018.  Our backlog at September 30, 2019 was reduced by the fulfillment of customer orders and a $1.1 million reduction resulting from the government’s cancellation of a ENVG-III program, as it began shifting to the ENVB-B program.

We have taken actions to increase revenues and to reduce expenses which have resulted in a decrease of second quarter 2019 net loss of $2.3 million to a net loss of $0.3 million,  and are considering financing alternatives, but there can be no assurance that we will be successful in continuing to increase revenues, reduce expenses or securing additional financing to meet our operating needs.  The Company’s plans with regard to these matters include the following actions: 1) continue third quarter 2019 progress on improving manufacturing yields and increasing production volumes, 2) continue reductions in senior management work status and discretionary and other expenses, and 3) considering financing and/or strategic alternatives. Based on the Company’s current projections and the anticipated availability of the ABL Facility, we estimate we will have sufficient liquidity to fund operations through the end of the first quarter of 2020.  However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, or secure additional financing and/or pursue strategic alternatives on terms acceptable to us, or at all.

In addition, even if we  successfully generate additional funds through the sale of additional equity securities, borrowings or alternative financing, there can be no assurances that the revenue or capital infusion will be sufficient to enable the Company to develop its business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of its operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our operational business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. In addition, broad market and industry factors may seriously harm the market price of our common stock, regardless of its operating performance, and may adversely impact its ability to raise additional funds.

CRITICAL ACCOUNTING POLICIES

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019, for a discussion of our critical accounting policies. There were no material changes to such policies in the first nine months of 2019.  New accounting policies adopted during the quarter are described in Note 1, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this report.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE AND NINE

MONTHS ENDED SEPTEMBER 30, 2018

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Product	$7,321	$6,048	$1,273	$17,786	$18,127	$(341)
Contract	$598	$819	$(221)	$1,606	$2,673	$(1,067)
Total revenue, net	$7,919	$6,867	$1,052	$19,392	$20,800	$(1,408)

Revenues for the three and nine months ended September 30, 2019 were $7.9 million and $19.4 million, respectively, as compared to revenues of $6.9 million and  $20.8 million, respectively for the three and nine months ended September 30, 2018.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware.  For the three and nine months ended September 30, 2019, product revenue increased by $1.3 million and decreased by $0.3 million, respectively, from the comparable prior year periods. The increase in display revenues during the three months ended September 30, 2019 was primarily due to customer demand coupled with increases in throughput and manufacturing yields, which resulted in higher quantities of displays shipped at higher average selling prices, as compared to the third quarter of 2018.    The slight decrease in display revenues during the nine months ended September 30, 2019 was primarily due to manufacturing challenges that began in the fourth quarter of 2018 and continued through the second quarter of 2019, which affected yields and throughput and resulted in lower than planned shipments during the first six months of 2019.

Contract revenue is comprised of revenue from research and development (“R&D”), commercial contracts and non-recurring engineering (“NRE”) contracts.  For the three and nine months ended September 30, 2019, contract revenue decreased by $0.2 million and $1.1 million respectively, compared to the same periods last year.  The decrease in contract revenue for the three and nine months ended September 30, 2019 was primarily due to higher revenue earned under commercial contracts during 2018.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Product	$5,112	$3,926	$1,186	$14,436	$12,256	$2,180
Contract	$316	$562	$(246)	$904	$1,389	$(485)
Impairment of Consumer Night Vision inventory	—	—	$—	-	2,690	$(2,690)
Total cost of revenues	$5,428	$4,488	$940	$15,340	$16,335	$(995)

Total cost of revenues is comprised of costs of product and contract revenues.  Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products.  Total cost of revenues for the nine months ended September 30, 2018 includes a $2.7 million impairment of Consumer Night Vision inventory recorded during the second quarter of 2018.  Excluding the effects of the Consumer Night Vision impairment, total cost of revenues for the three months and nine months ended September 30, 2019 increased by $0.9 million and $1.7 million, respectively, compared to the prior year’s periods primarily due to the impact of lower yields in the 2019 periods, and decreases in production costs allocated to R&D activities as manufacturing resources were focused on filling customer orders and improving yields.

The following table outlines product and contract total gross profit and related gross margins for the three and nine month periods ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Product revenues gross profit	$2,209	$2,122	$3,350	$5,871
Product revenues gross margin	30%	35%	19%	32%
Contract revenues gross profit	$282	$257	$702	$1,284
Contract revenues gross margin	47%	31%	44%	48%
Impairment of Consumer Night Vision inventory	—	—		(2,690)
Total gross profit	$2,491	$2,379	$4,052	$4,465
Total gross margin	31%	35%	21%	21%

Total gross profit is a function of revenues less cost of revenues.    Gross profit for the nine months ended September 30, 2018 of $4.5 million includes an impairment charge of $2.7 million related to Consumer Night Vision inventory taken upon the exit from that business during the second quarter of 2018.   Excluding the impairment charge the total gross profit for the three and nine month periods ended September 30, 2019 increased  $0.1 million and decreased 3.1 million, respectively, as compared to the prior year period primarily reflecting decreased product revenue gross profit in the nine month period.  Excluding the impairment charge, total gross margin was 31% and 21% for the three and nine months periods ended September 30, 2019 compared to total gross margin of 35% and 34% for the comparable 2018 periods, respectively.

The product gross profit for the three months ended September 30, 2019 increased compared to the prior year periods primarily due to increases in revenues for the three months ended September 30, 2019 partially offset by increases in operating expenses, due largely to increased headcount and depreciation.  The product gross margins for the three months ended September 30, 2019 decreased compared to the prior year periods due to increases in operating expenses and lower allocations of costs to R&D due to the focus on production improvements.   The product gross profit and gross margins for the nine months ended September 30, 2019 decreased compared to the prior year periods primarily related to increases in operating expenses, lower yields in the first and second quarters and lower allocation of costs to R&D activities.

For the three and nine month periods ended September 30, 2019, contract revenue gross profit was $0.3 million and $0.7 million, compared to $0.3 million and $1.3 million, respectively, for the prior years.  Decreased contract revenue gross profit in the three and nine months periods ended September 30, 2019 was primarily due to the decrease in contract revenues, partially offset by the contribution of several military related contracts at favorable margins.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands)			($ in thousands)
Research and development expense	$1,046	$1,590	$(544)	$3,943	$4,941	$(998)
Percentage of net revenue	13%	23%		20%	24%
Selling, general and administrative expense	$1,839	$2,039	$(200)	$5,555	$6,982	$(1,427)
Percentage of net revenue	23%	30%		29%	34%
Total operating expenses	$2,885	$3,629	$(744)	$9,498	$11,923	$(2,425)
Percentage of net revenue	36%	53%		49%	57%

Research and Development (“R&D”). R&D expenses are company-funded and include salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products and processes, OLED materials and subsystems.  R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues.  R&D expenses of $1.0 million and $3.9 million for the three and nine months ended September 30, 2019 decreased by $0.5 million and $1.0 million, respectively, compared to the three and nine months ended September 30, 2018, which on a percentage basis was 13% of revenues and 20% of revenues, respectively for the period.   The decrease in R&D costs in the current year periods reflects a focus of production resources on fulfilling customer orders and improving yields and product throughput, and reduced allocations of production costs  to R&D categories.

Selling, General and Administrative (“SG&A).   SG&A expenses consist principally of salaries and related benefits, professional services fees and marketing, general corporate and administrative expenses.  SG&A expenses for the three and nine month periods ended September 30, 2019, decreased $0.2 million and $1.4 million, respectively, compared to the prior year periods, reflecting higher expenses in the prior year’s period related to spending on professional services, legal and travel associated with negotiations with prospective consumer electronics and volume manufacturing partners.   SG&A for the nine-month period ended September 30, 2018 also included an allocation of approximately $240 thousand of transaction fees incurred in the January 2018 offering which were associated with the fair value of the warrant liability and, accordingly, expensed in SG&A.

Other Income, net.  Other income, net consists of changes in the fair value of warrant liability, interest income earned on cash balances and interest expense.  Income related to the change in fair value of warrant liability was $0.1 million and $1.5 million, for the three and nine month periods ended September 30, 2019, respectively.  This non-cash expense is associated with a decrease in the liability related to registered warrants issued in May 2017 and January 2018.  We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.  We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and working capital of $2.6 million and $8.5 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $1.2 million, respectively.  This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.

Cash flow used in operating activities during the nine months ended September 30, 2019 was $5.3 million, attributable to a net loss of $4.1 million and a net change in operating assets and liabilities of $2.2 million, partially offset by non-cash income and expenses of $1.0 million. Cash flow used in operating activities during the nine months ended September 30, 2018 was $4.4 million.

Cash used in investing activities during the nine months ended September 30, 2019 was $0.9 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance the Company’s  dPd technology.   As of September 30, 2019, we had outstanding commitments to purchase approximately $0.4 million in capital expenditures, and expect to make additional capital expenditures during 2019 to improve our manufacturing and R&D capabilities.   Cash used in investing activities during the nine months ended September 30, 2018 was $1.5 million for equipment purchases.

Cash provided by financing activities during the nine months ended September 30, 2019 was $5.3 million, from net borrowings under our credit facility of $2.0 million and equity financing with net proceeds of $3.3 million.  Cash provided by financing activities during the nine months ended September 30, 2018 was $8.5 million.

Going concern

For the nine months ended September 30, 2019, we incurred a net loss of $4.1 million and used cash in operating activities of $5.3 million.  As of September 30, 2019, we had $2.6 million of cash, $2.0 million of outstanding debt, and borrowing availability under our ABL Facility of $1.2 million.   For the year ended December 31, 2018, we incurred a net loss of $9.5 million and used cash in operating activities of $6.4 million.

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital.    The Company’s ABL Facility expires on December 31, 2019 and renews automatically for another year unless terminated pursuant to its terms.  Although preliminary renewal discussions with the lender are positive and the Company expects the facility to be renewed upon expiration, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.   Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs.  The Company’s plans with regard to these matters include the following actions:  1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) reduce senior management compensation, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses, and 5) considering financing and/or strategic alternatives.

Because of these operational efforts, the incidence of several types of display defects were reduced and production yields in the third quarter of 2019 improved over prior quarters. We also benefitted from the absence of significant equipment failures.  Third quarter 2019 production volumes were up over 50% compared to the second quarter of 2019, which contributed to increased revenues, lower unit costs and improvements in on time delivery of customer orders.  As a result of the improvements in operating performance, the Company’s third quarter 2019 net loss of $0.3 million was reduced by $2.0 million from the second quarter 2019 net loss of $2.3 million.

Based on our current projections and the anticipated availability of the ABL Facility, we estimate the Company will have sufficient liquidity to fund operations through the end of the first quarter of 2020.  However, there can be no assurance that our plans will be achieved, or that we will be able to continue to borrow under our ABL Facility, secure additional financing and/or pursue strategic alternatives on terms acceptable to us, or at all.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs.  The Company’s plans with regard to these matters include the following actions:  1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) reduce senior management compensation, discretionary and other expenses, and 3) considering financing and/or strategic alternatives.

Because of these operational efforts, the incidence of several types of display defects were reduced and production yields in the third quarter of 2019 improved over prior quarters.  Third quarter 2019 production volumes were up over 50% compared to the second quarter of 2019, which contributed to increased revenues, lower unit costs and improvements in on time delivery of customer orders.  As a result of the improvements in operating performance, the Company’s third quarter 2019 net loss of $0.3 million was reduced by $2.0 million from the second quarter 2019 net loss of $2.3 million.

Based on the Company’s current projections, operational and yield improvements, and the anticipated availability of the ABL Facility, the Company estimates it will have sufficient liquidity to fund operations through the end of the first quarter of 2020.  However. there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

April 2019 Equity Raises

On April 9, 2019, we announced the closing of a registered direct offering of 4 million shares of our common stock at a purchase price per share of $0.50, for gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses. We also issued unregistered warrants to the investor to purchase up to 3 million shares of common stock at an exercise price of $0.78 per share. The warrants are exercisable nine months following issuance and will expire five and one-half years from the issuance date.

On April 9, 2019, we announced the closing of an additional $2.0 million registered direct offering consisting of immediately exercisable pre-funded warrants to purchase up to 4 million shares of our common stock at a purchase price of $0.49 per warrant and an exercise price of $0.01 per share. In a concurrent private placement, we also issued to the investor in the registered direct offering unregistered warrants to purchase up to 3 million shares of the Company’s common stock at an exercise price of $0.78 per share. The unregistered warrants are exercisable nine months following issuance and will expire five and one-half years from the issuance date.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents.  The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million.   As of September 30, 2019, we had $2.0 million in borrowings outstanding, had unused borrowing availability of $1.2 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.  In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 the Company was notified by Suga that they intend to pursue arbitration. During September and October 2019, we held discussions with Suga to attempt to reach a settlement, however we expect that Suga will continue to pursue arbitration.

As disclosed in the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of September 30, 2019, if we fail to resolve these claims in a timely and/or favorable manner

ITEM 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report and the risks discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the fiscal Quarter ended June 30, 2019 as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results.

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

Our ability to continue as a going concern is dependent upon our uncertain ability to generate sufficient cash flows from operations, obtain equity and/or debt financing and reduce expenditures. Specifically, we have incurred substantial net losses in the past and we may incur further losses in the future. Our net losses were approximately $0.3 million and $4.1 million in the three and nine months ended September 30, 2019, compared to income of $0.1 million and losses of $7.1 million in the three months and nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $240.4 million. We can give no assurances that our losses will not continue in the future or that we will be profitable in the future. Our prior losses and potential continuing or future losses have had, and would continue to have, an adverse effect on our financial condition. In order for us to achieve profitability, we must, among other things, generate sufficient cash flows and/or obtain the additional financing we need in order to continue as a going concern; generate additional revenue; manufacture our products on a timely basis and at a competitive cost; continue the progress achieved during the third quarter in remediating the manufacturing issues that have resulted in production delays and integrate new equipment on our manufacturing line; meet our yield improvement initiatives; and successfully reduce expenses. If we are unable to successfully take these and other necessary steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. As of September 30, 2019, we had cash and working capital of $2.6 million and $8.5 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $1.2 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.

Our cash position as of September 30, 2019 reflects the receipt of approximately $3.3 million in net proceeds from equity raises conducted in April 2019, of which $1.6 million were applied to repayment of our ABL facility.   However, our ongoing operations may require us to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to reduce our expenditures or generate additional funds in the future through sales of our products, financings, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our financial condition is limited. If we are unable to generate additional revenue or secure additional external financing when, or if, required, we may have to curtail our operations or cease our development plans and operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, raise additional capital or refinance our indebtedness to meet our obligations. Although our yields improved in the third quarter of 2019, we experienced production issues in past quarters and there is a risk that a reoccurrence of these will negatively affect our products shipped, backlog and accounts receivables for future quarters.   Since the maximum amount of the borrowing base under our ABL Facility is based, in part, on our eligible accounts receivables, our borrowing ability could also be negatively impacted by any decrease in our accounts receivables. As of the September 30, 2019, we had $2.0 million in borrowings outstanding, and unused borrowing availability of $1.2 million, under our ABL Facility.

We incurred net losses of approximately $0.3 million and $4.1 million in the three months and nine months ended September 30, 2019, compared to net income of $0.1 million and net loss of  $7.1 million in the three months and nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $240.4 million.

 As of September 30, 2019, we had cash and working capital of $2.6 million and $8.5 million, respectively, and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $1.2 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018. Net cash used in operating activities for the nine months ended September 30, 2019 was $5.2 million, compared to $4.4 million for the nine months ended September 30, 2018.

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

Based on our current operating plan, working capital levels, financial projections, and our ability to borrow under our ABL Facility, we anticipate being able to meet our financial obligations as they become due through the first quarter of 2020.  However, there can be no assurance that our plans will be achieved.

If we do not achieve our current financial projections we will be unable to maintain our currently planned operations after the first quarter of 2020, and we may violate one or more of our financial covenants under our ABL Facility.    In addition, there can be no assurance that we will be able to renew or extend our ABL Facility when it matures on December 31, 2019.  Although preliminary renewal discussions with the lender are positive and the Company expects the facility to be renewed upon expiration, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2019 and beyond at present availability levels, or at all.  We have no additional committed external sources of funds and additional financing may not be available when we need it or on terms that are favorable to us, if at all. In addition, we may seek additional capital, or consider strategic alternatives.

We cannot provide assurance that any actions by us to raise additional funds would be successful or, if such efforts were successful, that we would generate sufficient funds to meet our financial obligations as they become due and allow us to continue current operations or that these actions would be permitted (i) under the terms of our existing or future debt agreements or (ii) by the holders of a majority of the then-outstanding Series B Convertible Preferred Stock, whose approval, pursuant to the Certificate of Designations governing our Series B Convertible Preferred Stock, is required in order for us to take certain actions.  If we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination, a sale of our company or our business, or a reduction and/or cessation of our operations.

Risks Related To Manufacturing

Several steps of our production processes are dependent upon certain critical machines and tools which have in the past, and could in the future, result in delivery interruptions and reduced revenues.

We currently have equipment that is critical to our manufacturing operations for which there is no redundancy. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead‑time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions and/or delays in the past, including in the first and second quarters of fiscal 2019 and no assurance can be given that we will not lose potential sales or be unable to meet production orders due to future production delays or interruptions in our manufacturing line. For example, in the fourth quarter of fiscal 2018 and the six months ended June 30, 2019, production yields and output were negatively impacted by delays due to the failure of certain production equipment in our manufacturing line. These issues also led to a lower gross margin and reduced display revenue. Although we began implementing remedial measures during the fourth quarter of 2018, manufacturing delays continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. Although we accelerated the implementation of remedial measures in third quarter of 2019, and improved revenues, yields and production throughput, there can be no assurance as to the continued effectiveness of the remedial measures we implemented or that yields and production volumes will remain at or above levels experienced in the third quarter.

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

Variations in our production yields impact our costs and cause our margins to decline and our operating results to suffer.  For example, in the fourth quarter of fiscal 2018 and the first and second quarters of fiscal 2019, we experienced low yields and an adverse impact on our gross margins and operating results due to equipment failures that began in the fourth quarter of 2018.  During the fourth quarter of 2018, delays in the process qualification of a product type on our higher volume deposition tool and an equipment issue led to lower yields and loss of production. These issues also led to lower gross margin and reduced display revenue. Although we began implementing remedial measures during the fourth quarter of 2018, manufacturing delays have continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. As a result, accelerated the implementation of our remedial measures during the third quarter, although additional technical changes may be necessary before we see a return to pre-fourth quarter 2018 production yields. There can be no assurance as to the continued effectiveness of any remedial measures we implemented or that yields and production volumes will return to the levels previously achieved.

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

10.1	Form of Strategic Bonus Agreement (incorporated by reference to exhibit 10.2 to the Company’s Annual Report on form 10-K/A for the year ended December 31, 2018 filed on April 30, 2019).
10.2	Form of Amended and Restated Change in Control Agreement (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019).
10.3	Form of Amended and Restated Strategic Bonus Agreement (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2019).
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMAGIN CORPORATION

Date: November 7, 2019	By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer

Date: November 7, 2019	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
President and Chief Financial Officer
Principal Accounting and Financial Officer