Form 10-K/A
period 2018-12-31
EMAGIN CORP
filed 2020-01-30
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of eMagin Corporation filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019 (the “Original Filing”).  In this Amendment No. 2, unless the context indicates otherwise, the designations “eMagin,” the “Company,” “we,” “us” or “our” refer to eMagin Corporation and its wholly owned subsidiaries.

This Amendment No. 2 is being filed to amend Item 8 of the Original Filing in order to (i) include a revised audit opinion of RSM US LLP, our independent registered accounting firm for the two year period ended December 31, 2018, to add language required by PCAOB Standards 2415 and 3101, and (ii) revise Note 2 to the Company’s Consolidated Financial Statements, “Inventories”, to add language required by FASB Accounting Standard Update 2015-11 (“ASU 2015-11”). There are no other changes to our consolidated financial statements as set forth in the Original Filing. In addition, the Original Filing has been amended to revise “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Inventory Valuation” to add language required by ASU 2015-11.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 2 also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 2 does not reflect events occurring after the March 28, 2019 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and our other filings with the SEC.

eMAGIN CORPORATION

FORM 10-K/A

INDEX

		Page
PART I
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 8	Financial Statements and Supplementary Data	15
PART IV
Item 15	Exhibits and Financial Statement Schedules	16
	Signatures	18

PART II

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

Inventory Valuation

Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the production of OLED displays.  The standard cost for the Company’s products are subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead and labor hours incurred, and the yields experienced in the manufacturing process.  The Company regularly reviews inventory quantities on hand, future purchase commitments with the Company’s suppliers, and the estimated utility of the inventory. If the Company review indicates a reduction in utility below carrying value, the inventory is reduced to a new cost basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements are included in Item 15 of this Annual Report on Form 10-K/A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

F-1    Report of Independent Registered Public Accounting Firm.

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

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on page 18 are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

eMAGIN CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eMAGIN CORPORATION

Date: January 30, 2020	By:	/s/ Jeffrey P. Lucas
Jeffrey P. Lucas
President and Chief Financial Officer,
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of eMagin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMagin Corporation and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

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

Inventories

Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with the Company’s suppliers, and the estimated utility of the inventory. If the Company review indicates a reduction in utility below carrying value, the inventory is reduced to a new cost basis.

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