Form 10-K
period 2019-12-31
EMAGIN CORP
filed 2020-03-11
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Smaller Reporting Company ☑
Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes  ☐    No ☑

As of June 30, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE American of $1.80 was approximately $54.0 million. For purposes of the above statement only, all directors, executive officers, and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of March 3, 2020 was 51,300,677.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

We believe that our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays, including higher contrast, greater power efficiency, less weight, more compact size, and negligible image smearing. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution and power efficient systems. Already proven in military and commercial systems, our product portfolio of OLED microdisplays deliver high-resolution, virtual images that perform effectively even in extreme temperatures and high-vibration conditions.

Our OEM customers incorporate our OLED displays in a variety of products including, military aviation helmets, military weapons sights and targeting systems, night vision and thermal imaging devices, training and simulation, visualization for ocular surgery, mobile ultrasound, and augmented reality applications.

We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED-on-silicon microdisplay technology. We have an intellectual property portfolio that includes 35 U.S. patents and 18 pending U.S. patent applications (one of which have received a Notice of Allowance), and have over 20 years of manufacturing know-how and other proprietary technologies to create our high performance OLED microdisplays. We also have 3 issued foreign patents and 21 foreign filings. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED-on-silicon microdisplays.

We also believe that our direct patterning (“dPd”) technology, which we introduced during 2018, gives us an advantage over other OLED microdisplays because it allows us to produce microdisplays with the high brightness required for VR and AR and certain military applications. Traditional OLED microdisplays utilize white emitting OLED with color filters that lessen the intensity of emitted light by as much as 80%, significantly reducing brightness. Microdisplays manufactured by dPd technology do not require color filters to achieve color variations and allow for the application of more efficient OLED structures which achieve higher brightness. dPd also allows for much lower power and longer life when run at the same luminance of a color filter display.

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

Our Industry

A microdisplay generally has a screen size that is less than two inches in diagonal. The miniature size enables microdisplays to be used in a wide variety of applications that require a screen that takes up small space, such as head‑mounted displays or HMDs, weapon sights, and viewfinders of digital cameras. Microdisplays are used across various industries, including the military, commercial, and consumer markets in which we operate. Microdisplays provide many advantages over other displays where small size is a requirement. Benefits include compact size, high brightness and resolution, low power consumption, and high contrast.

Our Technology Platform

Our microdisplays are based upon active matrix small molecule OLED technology, which we refer to as active matrix OLED or AMOLED. Our AMOLED technology permits us to build millions of individual low‑voltage light sources on low‑cost, silicon computer chips to produce single color, white or full‑color display arrays. Our technology allows many computer and video electronic system functions to be built directly into the silicon chip, under the OLED film, resulting in a compact, integrated system with lower overall system costs relative to alternative technologies.

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

Our technology is based on integrating a proprietary OLED device with a specially designed silicon backplane to produce efficient and high performance AMOLED microdisplays. Our OLED displays incorporate a proprietary, top‑emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED microdisplays emit full visible spectrum (white) light that is isolated with color filters to create color images. Our microdisplays’ performance meets or exceeds the requirements for a typical notebook computer or cell phone and is useful for a myriad of applications. New processes and device improvements, such as our OLED‑XLS and OLED-XLE technologies, offer even better performance including brightness and efficiency.

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

We believe that our AMOLED technology provides significant advantages over other microdisplay technologies in our targeted markets. These key advantages include:

•	High brightness;
•	Sharp contrast;
•	Vivid colors;
•	Low power consumption for improved battery life and longer system life;
•	High‑speed performance resulting in clear video images;
•	Compact form factor and light weight;
•	Wide operating temperature range;
•	Good environmental stability (vibration and humidity); and
•	Anticipated low manufacturing cost at higher volumes.

Our Market Opportunities

We target the military, commercial (in which we include the medical and industrial sectors), and consumer markets with many of our products catering to multiple markets. Within each of these market sectors we believe that our OLED microdisplays, when combined with compact optic lenses, can become a key component for a variety of mobile electronic products.

Military

We believe that head‑mounted systems incorporating our high brightness OLED microdisplays increase the user’s effectiveness by allowing hands‑free operation and increased situational awareness with sufficient brightness for use in daylight, yet controllable for nighttime light security. As a COTS (commercial off‑the‑shelf) component, OLED microdisplays possess performance characteristics important to demanding military and commercial (e.g., industrial) applications, including high contrast, wide dimming range, shock and vibration resistance, and insensitivity to high G‑forces. The design features and performance characteristics of our OLED microdisplays reduce the size, weight, and power required by current and future military systems, while also providing a wide operating temperature range. The image does not flicker or have color breakup in vibrating environments and the microdisplay’s wide viewing angle allows ease of viewing for long periods. Most important, our OLED’s low power consumption reduces battery weight and, for military applications, reduces constraints on mission length due to battery life. The OLED’s wide operating temperature range is of special interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at high temperatures such as in desert conditions. We believe that our microdisplay products provide power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant‑on capabilities at low temperatures. Incorporating OLED microdisplays into aviation helmets has been made possible in part by the high brightness, high contrast and other performance features of the OLED technology that we have developed.

Our products’ military applications primarily fall into three broad areas: (1) helmet‑mounted and handheld displays for situational awareness and data; (2) night vision/thermal imaging goggles, weapons sights, and handheld viewers; and (3) training and simulation devices. These systems are also well suited for demanding operations including; homeland defense, fire and rescue and urban security.

Situational Awareness.  Our OLED microdisplays have been incorporated into a broad range of U.S. and foreign military situational awareness programs. Situational awareness products include head‑mounted displays that are used to display images, including digital map, sensor imagery and pilot aviation information. In addition, handheld imagers provide improved situational awareness on the battlefield, as well as in training and simulation. These products can also be combined with a weapon system to give the user the capability to select targets without direct exposure. During 2019, we delivered initial displays under a program with Collins Aerospace to support the F-35 Lightning II helmet mounted display systems. These custom designed displays are a key component in providing superior contrast with no “green glow” inherent in the previous display. We will continue to deliver displays throughout 2020 while working closely with Collins Aerospace to further improve the display in preparation for Limited Rate Initial Production, or LRIP.

Night Vision/Thermal Imaging.  Night vision goggles allow the user to see in low light conditions. Most versions include two different technologies: infrared/thermal and image intensification. Third and fourth generation military devices generally use some combination of the two technologies. Thermal imagers detect infrared energy (heat) and convert it into an electronic signal. The resulting signal needs to be presented on a display. Heat sensed by an infrared camera can be very precisely quantified, or measured, allowing the user to not only monitor thermal performance, but also identify and evaluate the relative severity of heat‑related problems. Thermal imaging systems can be stand‑alone handheld systems or integrated as part of the aiming mechanism for a larger system. Advances in sensor technology, both in sensitivity and resolution as well as economic efficiency, have been the driving factors in the adoption of thermal technologies for military applications. We believe the power efficiency and environmental ruggedness of our products are strong competitive advantages, particularly for smaller handheld non‑cooled systems. Fielded products incorporating our OLED microdisplays include Enhanced Night Vision Goggle II, the Enhanced Night Vision Goggle III, the Enhanced Night Vision Binocular, Javelin CLU medium‑range anti‑tank missile system, Laser Targeting Locator Modules, handheld and clip on thermal imagers.

Training and Simulation.  Our OLED microdisplays are purchased by OEMs for use with their simulation and training products. Our displays have been commercialized and prototyped for situational awareness and night vision/thermal imaging applications by military systems integrators.

Commercial

We believe that a wide variety of commercial, markets (in which we include the medical and industrial sectors) offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplace environments and the benefit of mobile displays to enhance visual performance. This market also includes night and thermal imaging systems for law enforcement and first responders. Examples of existing and potential microdisplay applications include enhanced visualization for ocular surgery, mobile ultrasound, mobile nondestructive testing, enhanced vision for those with visual impairments, immediate access to inventory records or maintenance and construction manuals, routine quality assurance inspection, and real‑time viewing of images, and data for a variety of applications. As an example, a user wearing an HMD while operating test equipment, such as an oscilloscope, can view technical data while simultaneously probing printed circuit boards. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by Alcon, Abbott Laboratories, IMV (formerly BCF), Liteye, Trijicon, FLIR Systems, Nordic NeuroLab, and VRmagic.

Consumer

We believe a major driver of the longer term near‑eye virtual imaging microdisplay market is the growing consumer demand for mobile access to larger volumes of information and entertainment in smaller and more affordable packages. This desire for mobility has resulted in the development of mobile video personal viewer products in three general categories:

•	immersive VR headset‑application platforms such as accessories for gaming computers, and wearable telepresence systems;
•	augmented reality glasses and personal viewers for cell phones; and
•	low cost thermal and low light imaging incorporated in scopes for hunting and other outdoor activities.

When we are able to manufacture our OLED displays in higher volumes at reduced costs and capitalize on our dPd technology, we believe that our products will be increasingly well positioned to compete with other microdisplays and cell phone size displays in the rapidly growing consumer market, particularly as demand expands for sophisticated mobile personal viewers offering higher resolution and better image quality for VR and AR applications. Users of VR HMDs are demanding a fully immersive experience. We believe our dPd technology addresses the critical performance parameters for next generation VR HMDs, including higher brightness, sharper resolution, lower power consumption, elimination of motion artifacts, and longer life. Our strategy for addressing the consumer mass market includes developing partnerships with both Tier One consumer companies and high volume production manufacturing companies.

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

Our Products

Our first commercial microdisplay, the super video graphics array, or SVGA+, OLED, was introduced in 2001. In 2008, we introduced engineering samples of our super extended graphics array, or SXGA, 120 OLED microdisplays and began selling significant quantities of the product in 2010. In late 2011, we began selling pre‑production samples of our WUXGA OLED microdisplay which is now qualified and in production. In 2014, we released our Digital SVGA, and in 2015, we released our smaller pixel pitch digital SXGA and SXGA096, as well as an upgrade to the SXGA120 and WUXGA. Our OLED display products are being designed in products to be manufactured by OEM customers for a wide variety of military, commercial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or complete systems. We also offer engineering support to enable customers to integrate our products into their own product development programs and design customized displays with resolutions or features to meet specific customer requirements. In 2015, we announced the development of a prototype immersive headset that uses our prototype 2K × 2K display. During 2016, we demonstrated what we believe to be the world’s highest brightness (~4,500 cd/m2) and highest resolution (1920x1200 pixels) microdisplay using our proprietary dPd technology. During 2017, we developed prototype displays of our 2K x 2K display with an advanced backplane design and brightness exceeding 5,000 cd/m2. During 2018, we continued to make improvements in the features and brightness of our displays and achieved over 7,500 nits in our WUXGA displays. We have shipped sample high brightness displays fabricated using our dPd technology to numerous customers. During 2019, we shipped our dPd tool to the vendor for upgrading to enable better performance and yield. We expect the tool to be operational following upgrade during second quarter 2020.

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

Design Reference Kits

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

Prism Optics

We sell a  high quality, large viewing angle prism optics with a wide range for eye positioning which is essential for incorporating our displays in immersive near‑eye systems. This is an advanced molded plastic prism lens that permits our AMOLED microdisplays to provide realistic images that can be viewed for extended periods with reduced eye‑fatigue.

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

During 2019, we made progress towards our goals of securing new U.S. military programs, broadening our presence in foreign military applications, and in commercial, including industrial and medical markets. We continue to participate in government discussions on microdisplay development for future defense aviation/mounted/dismounted programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced soldier performance and accelerated decision-making.  We believe we are the only U.S. based manufacturer of OLED microdisplays, and are also working to secure additional government funding to ensure the advancement of our manufacturing capabilities in support of defense programs that may benefit from our standard and high brightness OLED microdisplays including those incorporating our dPd technology.

Our contracts with the U.S. government require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis.

Military and Commercial Contract Funding

We also derive a portion of our revenue from funding we receive from customers in both the military and commercial sectors. During 2018 we were awarded contracts to design a displays for fixed and rotary wing aircraft and to develop a display suitable for use in a consumer AR VR application by one of our customers. During 2019, our efforts towards consumer AR VR application continued. We were also awarded several contracts to fund our efforts to improve production yields and OLED device performance.

Our Strategy

Our strategy is to strengthen our technology leadership position and our expertise in active matrix OLED technology and silicon wafer design, including our new dPd technology.  We believe we are the only U.S. OLED microdisplay manufacturer and can capitalize on our experience by supplying microdisplays and virtual imaging technology solutions for applications in military, commercial, and consumer markets, globally.

We plan to continue our participation in U.S. government funded, and commercial contract research and development programs, which allow us to continue to advance our technology. We aim to provide microdisplays and complementary accessories to enable OEM customers serving a variety of markets, including military and commercial and consumer to develop and manufacture new and enhanced electronic products. The key elements of our strategy to achieve these objectives include:

•

Continue to be a valued supplier and partner to our Military customers.  Our OLED expertise has allowed us to provide displays that meet the demanding requirements of our Military customers for integration into night vision and thermal systems,  aviation helmets, situational awareness and training systems in service of both U.S. Armed Forces and those of our NATO and other foreign military allies. As a U.S manufacturer of OLED microdisplays, we afford advantages to U.S prime contractors who are restricted by military procurement regulations from buying from, or manufacturing sensitive components in China and other restricted countries.

•

Strengthen our technology leadership.  Our advanced backplane designs, intellectual property portfolio coupled with our OLED fabrication techniques and know-how, and new dPd technology allow us to produce displays that offer a competitive edge for our customers who integrate our displays into their end products. As the first to utilize AMOLED microdisplays we have a depth of knowledge and expertise, and have specialized manufacturing equipment in our in-house foundry that we believe will enable us to continue to develop performance improvements. We believe that our participation in U.S. government funded contract research and development programs, combined with our continuous investment in OLED research and development, will enable us to continue our technology leadership position.

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

•

Develop OEM and mass production partnerships in the consumer and commercial HMD market.  As the consumer and enterprise augmented reality/virtual reality, or AR/VR, market matures, we believe our technology is positioned well to address the requirements of this segment. Developing customer partners is key to establishing eMagin as the market leader for next generation displays for the consumer HMD market. Our potential channels to this market include partnering for the mass production of microdisplays and licensing our dPd technology. We believe that our dPd technology will enable next generation AR/VR hardware for the consumer and enterprise segments because the high brightness and high pixel per inch, or PPI, density afforded by the technology. Should we be successful in executing on mass production partnerships we believe it would allow us to be well positioned to meet the demands of a market predicted to experience significant growth through the 2020s.

•

Leverage strategic relationships.  We have longstanding relationships with the US Military, and have received technology achievement awards from the US Army Communications – Electronics Research, Development and Engineering Center. We also have relationships with many U.S. and International prime military contractors. These and other external relationships serve an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and help us develop new ideas and solutions. In addition, we participate in industry associations such as the Society for Information Display; SPIE, the international society for optics and photonics; the Army Aviation Association of America; SOPHIC, AUSA, and the National Defense Industrial Association, among others. We believe that strategic relationships allow us to determine better the demands of the marketplace and, as a result, allow us to focus our research and development activities on satisfying our customers’ evolving requirements.

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

Another element of our marketing strategy is discussions with customers and presentations to existing and potential customers at military, industrial and consumer tradeshows. Trade shows we have exhibited at, or plan to exhibit at include; Shot Show, the largest event for the recreational hunting and shooting market, Defense and Commercial Sensing Exposition sponsored by the International Society for Optics and Photonics, Army Aviation Association of America, Special Operations Force Industry Conference, Defense and Security Equipment International, Association of the United States Army, Eurosatory-France, Land, Naval & Internal Homeland Security Systems Exhibition, the Society for Information Display, Solid State Devices and Materials conference, and the International Meeting on Information Display and OLED World Summit. A key element of our marketing is the expansion of our presence in in new, high potential markets. We are experiencing heightened interest and requests for quotation from a variety of international companies that are familiar with the performance of our microdisplays.

Customers

We sell our products directly to military contractors and OEM’s who use our displays in a diverse range of applications encompassing the military, and commercial (in which we include the medical and industrial market sectors). We classify revenues as either Military, Commercial, Consumer or Multiple based on our knowledge of the customer’s products and markets served by our displays. Revenues classified as Multiple are for sales to customers that incorporate our displays in products that could be used for either military or commercial applications. We also perform funded R&D activities for both prime contractors, U.S. Government defense related agencies, and non-military customers, which are classified as Contract revenues. Product and Contract revenues are disclosed on the Consolidated Statements of Operations. We maintain relationships with OEMs in a diverse range of industries encompassing the military, commercial, and consumer market sectors.

The following table estimates revenues by market sectors:

	Twelve Months Ended
	December 31,
	2019	2018
Military	65%	75%
Commercial, including industrial and medical	12%	10%
Consumer	4%	6%
Multiple	19%	9%
	100%	100%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Twelve Months Ended
	December 31,
Geographic Location	2019	2018
United States	53%	53%
International	47%	47%

Backlog

As of December 31, 2019, we had a backlog of approximately $11.7 million, an increase of approximately $1.1 million over the backlog of $10.6 million at December 31, 2018. Backlog is comprised of scheduled delivery dates through 2020 of non-binding customer purchase orders and purchase agreements, but does not include expected revenue from research and development contracts or expected non-recurring engineering programs under development. Backlog also does not include purchase orders for which deliveries are not or have not yet been scheduled. Our backlog may vary depending upon the timing of when orders are received and shipment dates scheduled, although we are generally seeing continuing growth in our year-over-year backlog. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Many of our purchase orders allow for rescheduling or cancellation by the customer with no or limited penalties.

Manufacturing Facilities

Our manufacturing facilities are located in Hopewell Junction, NY. We lease approximately 42,000 square feet of space, which houses our own equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room testing space, assembly space, and administrative offices.

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

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. We purchased $1.1 million and $2.3 million in 2019 and 2018, respectively, of additional equipment mainly related to manufacturing operations. The new equipment added in fiscal 2019 helped us to increase capacity and yield, address critical productions points, and replace certain older equipment, which we expect will help us meet expected demand for our microdisplays.

To improve the performance of our older manufacturing equipment, we accelerated the implementation of production improvement measures early in the third quarter of 2019, including the following:

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

As a result of these efforts, production yields in the second half of 2019 improved over yields experienced in the first half of 2019. These efforts reduced the incidence of several types of display defects, and yields are continuing to recover and return to the upward trend anticipated as part of our long-term yield improvement plan. Several product lines are now at or above their operational yield plans levels and others are projected to continue to improve though the fourth quarter and beyond. Furthermore, production volumes were up over 50% during the second half of 2019 as compared to the first half of 2019 reflecting greater second half demand, which increased revenues and reduced unit costs. As a result of the improvements in manufacturing efficiency and throughput, our on time delivery of customer orders reached levels of over 95% during the third and fourth quarter.

Competition

The industry in which we operate is highly competitive. We face competition from legacy technologies such as transmissive liquid crystal displays from Kopin Corporation, and liquid crystal on silicon displays as well as from alternative display technologies such as virtual scanning retinal displays. There are many large and small companies that manufacture or have in development products based on these technologies.

We believe we are the only company with U.S.-based manufacturing capability for OLED microdisplays. There are other non-U.S. based manufacturers of high resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products. They are Yunnan OLiGHTEK Opto‑Electronic Technology Co., Ltd. in China and MicroOLED in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher‑level systems such as digital cameras and HMDs and is now selling microdisplays to some commercial customers.

In addition, Olightek and BOE funded a joint venture to build a manufacturing facility in China to produce OLED microdisplays for the consumer AR/VR marketplace that came online in 2019, and, BOE has plans to build additional OLED manufacturing facilities in China. Kopin Corporation has entered into a supply agreement with both BOE and other Chinese manufacturers.

If other new OLED‑based companies enter our markets we will face additional competition.

In addition, we compete with liquid crystal on silicon displays (LCOS), small transmissive liquid crystal displays (LCD), and OLED microdisplays manufactured by competitors. While we believe our OLED technology is technically superior by providing higher quality images, greater environmental ruggedness, reduced electronics cost and complexity, and improved power efficiency microdisplays, there is no assurance that we will continue to compete effectively. Competition can also come from inorganic micro LEDs, a technology still in the development stage but which could become a major competitor if all the technological hurdles are overcome.

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

Intellectual Property

We have developed an intellectual property portfolio of patents, trade secrets and manufacturing know‑how. Our intellectual property includes 35 U.S. patents and 18 pending U.S. patent applications  (one of which have received a Notice of Allowance). We also have 3 issued foreign patents and 21 foreign filings. It is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret, and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. The U.S. government holds licenses to much of our technology as a result of its funding a significant portion of our research and development.

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

We believe that, in addition to patent protection, our success is dependent upon trade secrets, technical expertise, and know‑how. To protect this information and know‑how from unauthorized use or disclosure, we use nondisclosure agreements and other measures to protect our proprietary rights, and we require all employees and, where appropriate, contractors, consultants, advisors, and collaborators, to enter into confidentiality and non‑competition agreements. In addition, we work to continually improve our IT security posture through, among other things; network monitoring, enhancements to firewalls, antivirus and malware prevention software, email spam blockers, and end user security training. We believe that our intellectual property portfolio, coupled with our strategic relationships and accumulated manufacturing know‑how in OLED, gives us a significant advantage over potential competitors.

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

Environmental Law Compliance

Our operations are subject to various governmental regulations related to toxic, volatile, experimental, and other hazardous chemicals used in our design and manufacturing process. While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position. Although we believe that we are currently in material compliance with all applicable environmental regulations, we cannot be certain that we or our suppliers have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Any failure to comply with environmental regulations could result in the imposition of fines or in the suspension or cessation of our operations.

Employees

As of December 31, 2019, we had a total of 96 employees, of which 94 were full time. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our website address is www.emagin.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and all amendments to such reports filed under the Securities Exchange Act of 1934, as amended, after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, eMagin Corporation, 700 South Drive, Suite 201, Hopewell Junction, NY 12533.

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

Our independent registered public accounting firm has issued a report for our financial statements at December 31, 2019 that includes an explanatory paragraph referring to our negative cash flow and recurring losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital becoming available. As a result of our historical losses and current financial condition, there is substantial doubt about our ability to continue as a going concern through March 31, 2021. Our ability to continue as a going concern is dependent upon our uncertain ability to generate sufficient cash flows from operations, obtain equity and/or debt financing and reduce expenditures. Specifically, we have incurred substantial net losses in the past and we may incur further losses in the future. Our net losses were $4.3 million and $9.5 million for the year ended December 31, 2019 and 2018. As of December 31, 2019, we had an accumulated deficit of $240.6 million. We can give no assurances that our losses will not continue in the future or that we will be profitable in the future. Our prior losses and potential continuing or future losses have had, and would continue to have, an adverse effect on our financial condition. In order for us to achieve profitability, we must, among other things, generate sufficient cash flows and/or obtain the additional financing we need in order to continue as a going concern; generate additional revenue; manufacture our products on a timely basis and at a competitive cost; continue the progress achieved during the third and fourth quarters of 2019 in remediating the manufacturing issues that have resulted in production delays; integrate new equipment on our manufacturing line; meet our yield improvement initiatives; and successfully reduce expenses. If we are unable to successfully take these and other necessary steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. As of December 31, 2019, we had cash and working capital of $3.5 million and $8.8 million, respectively, and borrowings outstanding and borrowing availability under the Asset Based Lending Facility (“ABL Facility”) of $2.9 million and $1.2 million, respectively. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018.

Our cash position as of December 31, 2019 reflects the receipt of approximately $3.5 million in net proceeds from equity raises conducted during 2019, of which $1.6 million were applied to repayment of our ABL Facility. In addition, we entered into an At The Market (“ATM”) facility in November 2019 and raised approximately $0.7 million in net proceeds though February 2020. However, our ongoing operations may require us to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to reduce our expenditures or generate additional funds in the future through sales of our products, financings, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our financial condition is limited. If we are unable to generate additional revenue or secure additional external financing when, or if, required, we may have to curtail our operations or cease our development plans and operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, raise additional capital or refinance our indebtedness to meet our obligations. Although our yields improved in the third and fourth quarter of 2019, we experienced production issues in past quarters and there is a risk that a reoccurrence of these will negatively affect our products shipped, backlog, and accounts receivables for future quarters. Since the maximum amount of the borrowing base under our ABL Facility is based, in part, on our eligible accounts receivables, our borrowing ability could also be negatively impacted by any decrease in our accounts receivables. As of the December 31, 2019, we had $2.9 million in borrowings outstanding, and unused borrowing availability of $1.2 million, under our ABL Facility.

We incurred net losses of $4.3 million and $9.5 million for the year ended December 31, 2019 and 2018, respectively. Net cash used in operating activities for the years ended December 31, 2019 and 2018 was $5.1 million and $6.4 million, respectively. On December 31, 2019, we had cash and cash equivalents of $3.5 million, net working capital of $8.8 million, and accounts payable of $1.3 million. This compares to $3.4 million, $8.8 million, and $2.0 million, respectively, at December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $240.6 million.

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

Based on our current operating plan, working capital levels, financial projections, and our ability to borrow under our ABL Facility, we anticipate being able to meet our financial obligations as they become due through the fourth quarter of 2020. However, there can be no assurance that our plans will be achieved.

If we do not achieve our current financial projections we will be unable to maintain our currently planned operations after the fourth quarter of 2020, and we may violate one or more of our financial covenants under our ABL Facility. In addition, there can be no assurance that we will be able to renew or extend our ABL Facility when it matures on December 31, 2020. Although preliminary renewal discussions with the lender are positive and the Company expects the facility to be renewed upon expiration, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2020 and beyond at present availability levels, or at all. We have no additional committed external sources of funds and additional financing may not be available when we need it or on terms that are favorable to us, if at all. In addition, we may seek additional capital, or consider strategic alternatives.

We cannot provide assurance that any actions by us to raise additional funds would be successful or, if such efforts were successful, that we would generate sufficient funds to meet our financial obligations as they become due and allow us to continue current operations or that these actions would be permitted (i) under the terms of our existing or future debt agreements or (ii) by the holders of a majority of the then outstanding Series B Convertible Preferred Stock, whose approval, pursuant to the Certificate of Designations governing our Series B Convertible Preferred Stock, is required in order for us to take certain actions. If we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination, a sale of our company or our business, or a reduction and/or cessation of our operations.

We have had losses in the past and may incur losses in the future.

Our accumulated deficit is approximately $240.6 million as of December 31, 2019. We can give no assurances that we will be profitable in the future. We cannot assure you that if we become profitable that we will be able to sustain profitability or that we will not continue to incur operating losses in the future.

We may require significant additional capital funding and such capital may not be available to us.

In the event that our operating expenses or working capital levels are higher than anticipated, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include implementing cost reductions and restricting our operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and increasing production and inventory levels. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the continued ability to raise funds under our ATM facility, the timing and costs of working capital needs; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and any potential changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations.

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

Investment in our securities may involves a high degree of risk.

We have entered into a sales agreement relating to shares of our common stock we may offer and sell from time to time through our sales agent. The value of our securities could decline, and investors could lose all or part of their investment. The risks and uncertainties we describe are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and trading price of our common stock. Investing in our common stock, could result in dilution to the extent of the difference between the assumed public offering price per share of our common stock and the net tangible book value per share of our common stock immediately after the offering.

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

Our ability to make payments on our ABL Facility and to fund planned capital expenditures depends, and our ability to make payments on any additional future debt we may incur will depend, upon our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory, and other factors that are beyond our control. In addition, if we cannot service the indebtedness under our ABL Facility, or any future indebtedness we may incur, we may have to take actions such as selling assets, raising additional capital or reducing or delaying capital expenditures, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or negatively affect our financial condition and results of operations.

Our ABL Facility matures on December 31, 2020, and there can be no assurance that we will be able to extend or renew the facility.

Our ABL Facility expires on December 31, 2020. While relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2020 and beyond at present availability levels, or at all. We may not be able to refinance our indebtedness under our ABL Facility, or any future indebtedness we may incur, or take such other actions, if necessary, on commercially reasonable terms, or at all. Our ability to meet our obligations as they become due is dependent, in part, on our ability to borrow under our ABL Facility. If the ABL Facility is not renewed or extended it may impair our ability to continue current operations and to execute on our plans.

Our debt is variable rate debt, and increases in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

The ABL Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates. Accordingly, with respect to any amounts from time to time outstanding under the ABL Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. There were $2.9 million net outstanding borrowings under the ABL Facility as of December 31, 2019.

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

We currently have equipment that is critical to our manufacturing operations for which there is no redundancy. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead‑time for delivery, installation, testing, repair, and maintenance of manufacturing equipment can be extensive.  We have experienced production interruptions and/or delays in the past, including in the first and second quarters of fiscal 2019 and no assurance can be given that we will not lose potential sales or be unable to meet production orders due to future production delays or interruptions in our manufacturing line. For example, in the fourth quarter of fiscal 2018 and six months ended June 30, 2019, production yields and output were negatively impacted by delays due to the failure of certain production equipment in our manufacturing line. These issues also led to a lower gross margin and reduced display revenue. Although we accelerated the implementation of remedial measures to address these issues during the in third and fourth quarters of 2019, which helped to improve revenues, yields and production throughput in the third and fourth quarters of 2019, there can be no assurance as to the continued effectiveness of the remedial measures we implemented or that yields and production volumes will remain at or above levels experienced in during such periods.

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

We face risks related to health epidemics and other outbreaks, including the recent coronavirus outbreak, which could adversely affect general commercial activity and the economies and financial markets of many countries and significantly disrupt our operations.

In December 2019, a strain of coronavirus surfaced in Wuhan, China causing in an outbreak, with infections throughout China and abroad, which has resulted in increased travel restrictions and disruptions to global supply chains. Since some of our business partners are in China and other Asian countries, the outbreak of coronavirus in China, other countries in Asia or elsewhere could adversely affect our business, financial condition or results of operations. For example, we have a distributor in China and purchase wafers used for production from foundries in South Korea and Taiwan. China, South Korea and, to a lesser degree, Taiwan have each been impacted by the outbreak. At this time, the coronavirus has not caused major disruptions to our supply chain or operations or customers, nor has it affected our employees. However, if the coronavirus outbreak continues to spread and becomes a global pandemic, it may affect our employees, our customers and our suppliers in ways which could materially adversely affect our business, financial condition and results of operations. In addition, the continued spread of the virus globally and measures taken by the governments of countries affected by the coronavirus, such as the imposition of travel restrictions and quarantines, the temporary closure of factories and the suspension of business or other activities in an attempt to curb the spread of the illness could lead to a world-wide economic downturn which could materially adversely affect our business.

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

All of our products are manufactured using technologies and processes that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

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

Variations in our production yields impact our costs and cause our margins to decline and our operating results to suffer. For example, in the fourth quarter of fiscal 2018 and the first and second quarters of fiscal 2019, we experienced low production yields and output and an adverse impact on our gross margins and operating results due to equipment failures that began in the fourth quarter of 2018. Although we began implementing remedial measures during the fourth quarter of 2018, manufacturing delays continued into the second quarter of 2019 and, as a result, shipments were less than forecast and production yields and output continued to be negatively impacted during the second quarter of 2019. Although we accelerated the implementation of our remedial measures during the third and fourth quarters of 2019 and production yields improved in the third and fourth quarters of 2019, there can be no assurance as to the continued effectiveness of the remedial measures we implemented or that yields and production volumes will remain at or above levels experienced during such periods.

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

We might incur intellectual property and technology risk by conducting business in certain foreign jurisdictions.

Conducting business in certain foreign jurisdictions might increase our risk of direct or indirect theft or compromise of our intellectual property. We rely on a combination of patents, trade secret protection, licensing agreements, and other arrangements to establish and protect our proprietary technologies. We cannot be sure that these efforts will be successful nor can we be sure that we have appropriate remedies for any breach.

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

We may face third party claims from competitors, non-practicing entities, and others that our business practices or products infringe adversely held intellectual property rights. We may face third party claims that our employees or contractors have misappropriated and unlawfully disclosed to us for our benefit third party trade secrets or other proprietary information. Furthermore, we have agreed to indemnify customers, licensees and partners for certain intellectual property claims brought against them. Defending any such claims, whether or not meritorious, would cause us to incur costs and may divert the attention of management and technical personnel. Resolution of any such claims by litigation or settlement may entail payment of damages, entry into license agreements, changes to our business practices or products, and changes in our relationships with our customers, employees, licensees, partners, or contractors.

Risks Related To Information Technology

We rely on our information technology systems to conduct our business. If we experience an interruption in our operation, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on our information technology systems including our manufacturing equipment and process. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, fire, natural disasters, or power loss, the disruption to our normal business operations and impact on our costs, competitiveness, and financial results could be significant.

Security breaches and other disruptions could compromise our information technology systems and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we will collect and store sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance, and transmission of this information is critical to our operations. Despite the security measures we employ, our information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise such systems and networks and the information stored therein could be accessed, publicly disclosed and/or lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

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

Historically, approximately 16% of our revenue comes from sales to customers using our displays for commercial applications, including within the industrial and medical sectors Demand by commercial customers for OLED displays could decline due to overall economic conditions and the development of alternative technologies that might offer the enhanced performance of OLED displays at a lower price. Demand for products incorporating our displays could be also affected if our OEM customers are impacted by changes in governmental, regulation or medical regulation or insurance reimbursements that influence demand for medical devices that use our products.

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

Changes in federal budget priorities could adversely affect our contract and display product revenue. Historically, U.S. government agencies have funded a significant part of our research and development activities. Our funding has the risk of being redirected to other programs when the government changes budget priorities, such as in time of war or for other reasons. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contract for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. We may be unable to incur sufficient allowable costs to generate the full estimated contract values. Furthermore, the research and development and product procurement contracts of the customers we supply may be similarly impacted. If the government funding is discontinued or reduced, our ability to develop or enhance products could be limited and our business results or operations and financial conditions could be adversely affected.

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

We must comply with certain laws and regulations relating to the formation, administration and performance of federal government contracts, including the EAR and the ITAR. These laws and regulations affect how we conduct business under our federal government contracts, including the business that we do as a subcontractor. In complying with these laws and regulations, we may incur additional costs, and non‑compliance may lead to the assessment of fines and penalties, including contractual damages, or the loss of business.

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

The industry in which we operate is highly competitive. We face competition from legacy technologies such as transmissive liquid crystal displays from Kopin Corporation and liquid crystal on silicon displays as well as from alternative display technologies such as virtual scanning retinal displays. There are many large and small companies that manufacture or have in development products based on these technologies. In addition, we compete with liquid crystal on silicon displays, small transmissive liquid crystal displays, and OLED microdisplays manufactured by competitors. Competition can also come from inorganic micro LEDs, a technology still in the development stage but which could become a major competitor if the technological hurdles are overcome. Certain of our competitors have operations based in China, where lower manufacturing and production costs may provide them with a competitive advantage. For example Olightek and BOE recently funded a joint venture to build a manufacturing facility that came online in 2019, BOE has plans to build additional OLED manufacturing facilities in China and Kopin Corporation has entered into a supply agreement with both BOE and other Chinese manufacturers. We cannot assure you that we will be able to compete successfully against current and any future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

We are subject to cyclical demand.

Our business strategy is dependent on OEM manufacturers’ building and selling products that incorporate our OLED displays as components into those products. Fluctuations in demand could cause significant harm to our business. Our inventory may increase if build products to meet anticipated demand that does not develop. Alternatively, we may experience production shortages if demand increases sharply and we are unable to meet requirements to produce an increased number of displays.

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

We have various agreements and purchase orders in place with two contract manufacturers located in Asia for defined quantities of our consumer night vision products business that will no longer be fulfilled. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga. Suga is a contract manufacturer located in China, which manufactured product sold by their consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. During September and October 2019, the Company held discussions with Suga to attempt to reach a settlement; however, in November 2019 the Company received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. The Company retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga.

As disclosed in the Financial Statements to this Report, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2019, if we fail to resolve these claims in a timely and/or favorable manner.

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

We must partner with a high volume manufacturer in order to successfully develop and manufacture our products on a scale that would allow us to meet customer demand in the consumer and enterprise markets for AR/VR systems and products, and improve our products’ and services’ market acceptance. We are continually taking steps to address our manufacturing capacity and we are actively searching for potential manufacturing partners. However, it may take several quarters to establish a strategic relationship with a manufacturing partner and we may not be able to find a manufacturing partner on favorable terms or at all, as a result, we may be unable to secure a supply for certain of our products within anticipated time frames or at all. If we are unable to secure sufficient or reliable supplies of our products form high volume manufacturers, our ability to meet customer demand for our business may be adversely affected and this could have a material adverse effect on us.

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

Our prospects could be significantly affected by our ability to develop strategic alliances with high volume manufacturers and with OEMs for incorporation of our active matrix OLED microdisplay technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers, and/or systems assemblers; there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter into will realize their objectives. Failure to do so would have a material and adverse effect on our business.

Our business depends on international transactions.

We purchase materials from and subcontract manufacturing processes to companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with foreign entities. In addition, 47%  of our sales were to OEMs outside the U.S. in fiscal 2019 and 2018, respectively. These sales expose us to currency and political risk. In addition, some of our non-U.S. customers have longer receivable periods as is customary in those countries.

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

We must recruit and hire highly skilled technical personnel as employees and as independent contractors in order to develop our products and to assist with servicing and upgrades to our equipment. The competition for skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, including salaries, bonuses, stock options and other fringe benefits, offered to employees in order to attract and retain such personnel. The costs of attracting and retaining new personnel may have a materially adverse effect on our business and our operating results.

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel in our strategic planning and in our day-to-day business operations.  In October 2019, we adopted a work status reduction (the “Work Status Reduction”) with the objective of reducing expenses and saving cash.  Pursuant to the Work Status Reduction, the work status of each of our executive officers was reduced by twenty percent (20%) and the work status of certain of our vice presidents was reduced by either twenty percent (20%) or ten percent (10%).  There is a risk that the executive officers impacted by the Work Status Reduction may be dissatisfied with this change and seek employment with companies that possess greater financial and other resources, or offer to increase their compensation. Due to our limited resources, if we are unable to retain our key employees, we may not be able to effectively manage our operations or timely replace qualified personnel, which may result in weaknesses in operations, further loss of employees and/or reduced productivity among remaining employees. In addition, if we are unable to effectively manage the Work Status Reduction and our other cost reduction measures, our business could be adversely affected.

Our success depends in a large part on the continuing service of key personnel.

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of several key management personnel in our strategic planning and in our day-to-day business operations. We also need to recruit additional management in order to expand our business. The failure to attract and retain additional management or personnel could have a material adverse effect on our operating results and financial performance.

Risks Related To Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $0.27 to a high of $1.07 during 2019. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in our operating results and financial conditions;
•	sales of common stock under the Company’s At The Market equity trading facility;
• changes in financial estimates or investment recommendations by securities analysts following our business;
•	actual or anticipated announcements of technical innovations, commercial partnerships, new product developments, or design wins by us or our competitors;
•	general conditions in the semiconductor and flat panel display industries; and
•	worldwide economic and financial conditions.

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

Our common stock is listed on the NYSE American, and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholder’s equity. If we are unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. The delisting of our common stock from the NYSE American may materially impair our stockholders' ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital. In December 2019, we received shareholder approval for the Board of Directors to declare a reverse stock split in the range of 10 for 1 to 20 for 1, which may become necessary should the Company fail to meet the NYSE American minimum share price requirement.

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

Including ownership of Series B Preferred Shares able to vote on an as converted basis with their common share interests, as of December 31, 2019, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 12% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, owned approximately 7% of our outstanding voting stock, Stillwater Trust LLC owned 4% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 3% of our outstanding voting stock. Together such stockholders owned approximately 26% of our outstanding voting stock. As a result, these stockholders, if they act together, may be able to exert a significant degree of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Further, if these stockholders act together with another stockholder, Ginola Limited, which has common directors with Mount Union Corp. and Chelsea Trust Company, as of December 31, 2019, they would collectively have represented approximately 31% of our outstanding voting stock. This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Nevertheless, the ability to influence the election of our Board of Directors or otherwise have influence does not modify the fiduciary duties of our Board of Directors to represent the interests of all stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our manufacturing facility and corporate headquarters are located in Hopewell Junction, NY, where we lease approximately 42,000 square feet. The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. The lease expires in 2024. We lease approximately 2,000 square feet of office space for design and product development in Santa Clara, CA and the lease expires in 2021.

We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces or additional spaces as necessary under acceptable terms. See Note 10 to the Consolidated Financial Statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by their consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory.

During September and October 2019, the Company held discussions with Suga to attempt to reach a settlement; however, in November 2019 the Company received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. The Company retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. The parties are currently awaiting the appointment of an arbitrator by the ICC.

As disclosed in the Financial Statements to this Report, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2019, if we fail to resolve these claims in a timely and/or favorable manner.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE American under the symbol “EMAN”.

As of March 3, 2020, there were 143 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There were no declared dividends in 2019 and 2018. Our Asset Based Lending Facility (“ABL Facility”) restricts us from paying cash dividends while any obligations are outstanding under the facility. Subject to this restriction, any future decisions to pay cash dividends will be at the discretion of our Board of Directors. It is our current intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part IV, Note 14 of this Annual Report.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This document contains certain forward‑looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward‑looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Please see “Statement Regarding Forward-Looking Statements” and Part I, Item 1A, "Risk Factors". Actual results could differ materially from these forward‑looking statements. Important factors to consider in evaluating such forward‑looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations; unanticipated working capital or other cash requirements; changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report.

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

During the fourth quarter of 2018, equipment issues led to lower yields and decreased production volumes, which resulted in a lower gross margin and reduced display revenues. In addition, delays in the qualification of a new, high brightness XLS display type led to the inability to fulfill associated customer orders during the quarter. Although we qualified the XLS display type and began implementing remedial production measures during the fourth quarter of 2018, manufacturing issues continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. As a result, early in the third quarter of 2019 we began accelerating the implementation of remedial measures, although additional technical changes may be necessary before we see a return to pre-fourth quarter 2018 production yields.  There can be no assurance as to the ongoing effectiveness of any remedial measures we have implemented or that yields and production volumes will return to the levels previously achieved.

To improve the performance of our production process and older manufacturing equipment, we accelerated the implementation of the following production improvement measures early in the third quarter of 2019:

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

As a result of these efforts, production yields in the second half of 2019 improved over yields experienced in the first half of 2019. These efforts reduced the incidence of several types of display defects, and yields are continuing to recover and return to the upward trend anticipated as part of our long-term yield improvement plan. Several product lines are now at or above their operational yield plan levels and others are projected to continue to improve though the fourth quarter and beyond. Furthermore, production volumes were up over 50% during the second half of 2019 as compared to the first half of 2019 reflecting greater second half demand, which increased revenues and reduced unit costs. As a result of the improvements in manufacturing efficiency and throughput, our on time delivery of customer orders reached levels of over 95% during the third and fourth quarter. Our backlog at December 31, 2019 was $11.7 million compared to backlog of $10.6 million at December 31, 2018.

These efforts did not result in significant additional expense during the third and fourth quarter because they utilized our R&D and production engineers, maintenance staff, and other resources that were in place and already included in our second quarter results.

During the fourth quarter of 2019, we also implemented spending reductions and controls to reduce our overall cost structure. These measures lowered our overall spending as evidenced by the reduction during the second quarter of our R&D and SG&A expenses both year-over-year and sequentially quarter-to-quarter.

In October 2019, we adopted a work status reduction (the “Work Status Reduction”) with the objective of reducing expenses and saving cash. Pursuant to the Work Status Reduction, the work status of each of our executive officers was reduced by twenty percent (20%) and the work status of certain of our vice presidents was reduced by either twenty percent (20%) or ten percent (10%). We also negotiated reductions in service fees, which are expected to further reduce our expenses going forward.

Liquidity and Going Concern

As explained below under Liquidity and Capital Resources, the accompanying consolidated financial statements have been prepared on the going concern basis, which assumes we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under the Asset Based Lending Facility (“ABL Facility”), or continue to raise funds under our ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.

At December 31, 2019, we had cash and cash equivalents of $3.5 million, net working capital of $8.8 million,  $2.9 million of debt outstanding under our ABL Facility and borrowing availability of $1.2 million. This is in comparison with cash and working capital of $3.4 million and $8.8 million, respectively, no borrowings outstanding and borrowing availability under the ABL Facility of $4.1 million at December 31, 2018. Net cash used in operating activities for the year ended December 31, 2019 was $5.1 million, compared to $6.4 million for the year ended December 31, 2018. Our backlog at December 31, 2019 was $11.7 million compared to backlog of $10.6 million at December 31, 2018.

We have taken actions to increase revenues and to reduce expenses and are considering financing alternatives. In addition, we have entered into an At The Market (“ATM”) facility to raise funds, but there can be no assurance that we will be successful in continuing to increase revenues, reduce expenses or securing additional financing to meet our operating needs. The Company’s plans with regard to these matters include the following actions: 1) continue second half 2019 progress on improving manufacturing yields and increasing production volumes, 2) continue the Work Status Reduction and continue to reduce discretionary and other expenses, and 3) considering financing and/or strategic alternatives. Based on the Company’s current projections and the anticipated availability of the ABL Facility, we estimate we will have sufficient liquidity to fund operations through the fourth quarter of 2020.  However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, or secure additional financing and/or pursue strategic alternatives on terms acceptable to us, or at all.

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

New Technology Development

Our technology development centers on advancing our industry-leading high brightness full-color microdisplays incorporating our color filter and proprietary direct patterning (“dPd”) technology. In the fourth quarter of 2019, we developed a significantly higher efficiency (>2X) OLED display compared to our existing OLED-XLS product. This new display is identified as OLED-XLE and is expected to be qualified as product in 2020. We believe our dPd 2K x 2K displays demonstrate the best combination of high brightness and resolution in the global market today. We have designed these displays to incorporate the attributes that consumer electronics companies demand for their next generation products including variable persistence and global illumination. We view the continued development and demonstration of the advantages of our dPd technology as integral to driving our growth in the enterprise and consumer AR/VR markets, and to accelerate our discussions with mass production partners.

Recent improvements in our manufacturing processes have led to the production of microdisplays with brightness levels that surpass the 5,000 nits threshold requirements of Tier One companies for their AR/VR applications and put us on track to exceed the future brightness levels required by the military. We have developed microdisplays that achieve a measured brightness of 7,500 nits in fiscal 2018 and are targeting a brightness of 10,000 nits in full color by the end of fiscal 2020, consistent with our goal of achieving over 25,000 nits by the end of 2022.

We have also made proprietary architectural improvements and incorporated superior performing OLED materials that have led to demonstrated improvements in the efficiency and lifetime of our displays by more than 50%. In concert with these initiatives, we are upgrading our existing dPd equipment which we expect will significantly extend the lifetime of our dPd displays while improving production yields and volumes. The equipment upgrade is scheduled to be completed during the second quarter of 2020 with lower volume dPd display production commencing in the third quarter of 2020.

New Product Development

We are developing both small pixel and large area microdisplay architectures for wearable consumer applications. These efforts are actively driven by our consumer electronics customers and are aimed at leveraging our dPd technology for cost effective, large volume production systems.

During the third quarter of 2018, we completed the critical design review for a next generation AR/VR microdisplay. The first prototype, a monochrome white version, was completed in the first quarter of 2019 and demonstrated to our customer in May 2019. Completion of the color display, which will use our dPd technology, is expected in the second half of 2020. This display will have very high resolution, high frame rate and other characteristics needed for AR/VR applications.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 (dollars in thousands)

Revenues

	Twelve Months Ended
	December 31,
	2019	2018	Change
Product	$24,589	$23,322	$1,267
Contract	2,137	2,913	(776)
Total revenue, net	$26,726	$26,235	$491

Revenues increased $0.5 million to $26.7 million for the year ended December 31, 2019, from $26.2 million for the year ended December 31, 2018, representing a 2% increase.

Product revenues are comprised primarily of sales of displays as well as sales of other components. In 2019, product revenues increased $1.3 million to $24.6 million for the year ended December 31, 2019 from revenues of $23.3 million for the year ended December 31, 2018, representing a 5% increase. The increase in product revenues in 2019 was due to customer demand coupled with increase in throughput and manufacturing yields, which resulted in higher quantities of displays shipped at higher average selling prices as compared to fiscal year 2018. Revenues in 2018 were impacted by manufacturing challenges that began in the fourth quarter of 2018, which affected yields and throughput and resulted in lower than planned shipments. These challenges continued during the first six months of 2019 but were resolved in the third quarter, resulting in increased revenues during the last six months of 2019.

Contract revenues are comprised of revenues from research and development, or R&D, and non-recurring engineering or NRE contracts. In 2019, contract revenues decreased $0.8 million to $2.1 million for the year ended December 31, 2019 from revenues of $2.9 million for the year ended December 31, 2018, representing a 27% decrease.  The decrease in contract revenues was a result of the completion of several commercial and US Government R&D contracts, in early 2018.

Cost of Revenues

	Twelve Months Ended
	December 31,
	2019	2018	Change
Product	$18,775	$17,797	$978
Contract	1,223	$1,754	(531)
Impairment of Consumer Night Vision Business inventory	-	2,690	(2,690)
Total cost of revenues	$19,998	$22,241	$(2,243)

Total cost of revenues is comprised of costs of product revenues and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues decreased by $2.2 million to $20.0 million for the year ended December 31, 2019 from $22.2 million for the year ended December 31, 2018. Total cost of revenues in 2018 include a $2.7 million impairment of consumer night vision business inventory. Excluding the effects of the Consumer Night Vision impairment, total cost of revenues for the year ended December 31, 2019 increased by $0.4 million compared to the prior year’s periods primarily due to increased revenues in 2019.

Total cost of revenues as a percentage of revenues was 75% and 86%, respectively, for the 2019 and 2018 periods. Excluding the impact of the Consumer Night Vision Business impairment, total cost of revenues as a percentage of revenues was relatively consistent as 75% and 75%, respectively, for the 2019 and 2018 periods.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Twelve Months Ended
	December 31,
	2019	2018
Product revenues gross profit	$5,814	$5,525
Product revenues gross margin	24%	24%
Contract revenues gross profit	$914	$1,159
Contract revenues gross margin	43%	40%
Impairment of Consumer Night Vision Business inventory	$—	$(2,690)
Total gross profit	$6,728	$3,994
Total gross margin	25%	15%
Total gross margin excluding the Consumer Night Vision Business Impairment	25%	25%

Total gross profit is a function of revenues less cost of revenues. In fiscal 2019, total gross profit increased approximately $2.7 million or 68% from gross profit of $4.0 million in fiscal 2018. Total gross margin was 25% for the fiscal year ended December 31, 2019, higher from 15% for the year ended December 31, 2018. The higher gross profit in 2019 was primarily due to $2.7 million impairment charge related to the discontinuation of the consumer night vision business and the production challenges during and the fourth quarter of fiscal 2018.

Excluding the impairment charge, the total gross profit and gross margin for the year ended December 31, 2019 and 2018 remained flat at $6.7 million and 25% due to consistent product revenues, production volumes, and yields in fiscal 2019.

Contract gross margin is dependent upon the mix of internal versus external third party costs and materials, with the external third party costs and materials causing a lower gross margin and reducing the contract gross profit. For the year ended December 31, 2019, contract revenue gross profit was $0.9 million compared to $1.2 million for the prior year period. The decrease in contract revenue gross profit for the year ended December 31, 2019 was primarily due to decreased contract revenues during 2019.

Operating Expenses

	Twelve Months Ended
	December 31,
	2019	2018	Change
Research and development expense	$5,048	$6,694	$(1,646)
Percentage of net revenue	19%	26%
Selling, general and administrative expense	$7,251	$8,967	$(1,716)
Percentage of net revenue	27%	34%
Total operating expenses	$12,299	$15,661	$(3,362)
Percentage of net revenue	46%	60%

Research and Development Expenses

R&D expenses are Company funded and are primarily comprised of salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED technologies and production processes. Research and development expenses for the year ended December 31, 2019 were $5.0 million as compared to $6.7 million for the year ended December 31, 2018, a decrease of $1.6 million. The decrease in R&D costs during 2019 reflects a focus of production resources on fulfilling customer orders and improving yields and product throughput, and reduced allocations of production costs to R&D categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses for the year ended December 31, 2019 were $7.3 million as compared to $9.0 million for the year ended December 31, 2018, a decrease of approximately $1.7 million.  The decrease was primarily due to lower spending on professional services, legal fees and lower travel associated with negotiations with a prospective consumer electronics and volume manufacturer partners. In addition, expenses were also lower due the impact of the Work Status Reduction adopted in October 2019.

Other Income (Expense)

Other income (expense), net primarily consists of changes in the fair value of a warrant liability as well as interest expense and interest income on cash balances. Other income for the year ended December 31, 2019 was $1.3 million compared to other income of $2.1 million for the year ended December 31, 2018.

Income related to the change in fair value of warrant liability was $1.5 million for the year ended December 31, 2019 as compared to $2.2 million for the year ended December 31, 2018. This non-cash income is associated with the decrease of a liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Other income for the year December 31, 2019 reflects net interest expense of $0.2 million as compared to net interest expense of $0.1 million for the year ended December 31, 2018.  These amounts represent interest expense on our borrowing under our ABL Facility.

Income Tax Expense (Benefit)

For the years ended December 31, 2019 and 2018, we had no income tax expense. We have a full valuation allowance as The Company recognizes the effect of income tax positions, which are more-likely-than-not of being sustained.  We have determined that it was not likely that we will generate sufficient future taxable income to realize the deferred tax assets.

Net Loss

As a result of the above, net loss was approximately $4.3 million and $9.5 million for the fiscal years ended December 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are expected to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2019, we had $3.5 million of cash, cash equivalents, and investments as compared to $3.4 million at December 31, 2018. The $0.2 million increase in cash was primarily due to cash used in operating activities of $5.1 million and investing activities of $1.1 million, offset by cash provided by financing activities of $6.4 million.

For the year ended December 31, 2019,  cash used by operating activities were $5.1 million, which was attributable to our net loss of $4.3 million and changes in operating assets and liabilities of $2.4 million partially offset by net non-cash expenses of $1.6 million. For the year ended December 31, 2018,  cash used by operating activities were $6.4 million, which was primarily attributable to our net loss of $9.5 million and the effect of net non-cash expenses and changes in operating assets and liabilities.

For the years ended December 31, 2019 and 2018,  cash used by investing activities were $1.1 million and $2.3 million, respectively, primarily due to less equipment purchases for upgrading and expanding the capacity of our production line during 2019.

For the year ended December 31, 2019,  cash provided by financing activities were $6.4 million of which $3.5 million were from the net proceeds from a public offering and associated private placement of our common stock and $2.9 million in net borrowings under our ABL Facility. For the year ended December 31, 2018,  cash provided by financing activities were $8.5 million of which $12.1 million were from the net proceeds from a public offering and associated private placement of our common stock and $0.1 million from the exercise of stock options and warrants. In addition, these amounts were partially offset by the repayment of $3.8 million in borrowings under our ABL Facility.

Going Concern

For the year ended December 31, 2019,  we incurred a net loss of $4.3 million and used cash in operating activities of $5.1 million. At December 31, 2019,  we had cash and cash equivalents of $3.5 million, net working capital of $8.8 million, $2.9 million of debt outstanding under our ABL Facility and borrowing availability of $1.2 million.

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that we will be successful in sufficiently reducing expenses or raising capital to meet its operating needs. In October 2019, senior management work status was reduced by approximately 20%

under our Work Status Reduction program.

Our ABL Facility expires on December 31, 2020 and, while relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2020 and beyond at present availability levels, or at all. Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through March 31, 2021.

Based on our current projections and the availability of the ABL Facility, we estimate we will have sufficient liquidity through the end of the fourth quarter of 2020. However, there can be no assurance projected results will be achieved or funds will be available under our ABL Facility. If actual results are less than projected or additional needs for liquidity arise, we may be able to raise additional debt or equity financing and is prepared to reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to reduce expenses sufficiently, raise additional capital, or enter into a strategic transaction on terms acceptable to us, or at all.

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

On November 22, 2019, we have entered into an At the Market (“ATM”) offering agreement with H.C. Wainwright & Co., LLC, (“Wainwright”) relating to shares of our common stock. In accordance with the terms of the sales agreement, we may offer and sell up to 5,000,000 shares of our common stock having an aggregate offering price of up to $1.7 million from time to time through Wainwright acting as our sales agent. Wainwright will be entitled to compensation at a fixed commission rate equal to 3.0% of the gross proceeds per share sold under the sales agreement. We intend to use the net proceeds from this offering to fund working capital requirements and for other general corporate purposes.

ABL Facility

On December 21, 2016, we entered into an ABL Facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2,000. We are obligated to pay the lender a monthly administrative fee of $1,000 and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL Facility will automatically renew on December 31, 2020 for a one-year term unless written notice to terminate the Financing Agreement is provided by either party.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of December 31, 2019,  there were $2.9 million net borrowings outstanding under the Financing Agreement, the interest rate was 7.75% and had unused borrowing availability of $1.2 million. We were in compliance with all financial debt covenants as of December 31, 2019.

Change in Control Agreements

The Company entered into change in control agreements with certain of its executive officers, non-executive officers and managers. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Dividends

In the years ended December 31, 2019 and 2018, no dividends were declared or paid. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes. Future decisions to pay cash dividends are at the discretion of our Board of Directors.

Contractual Obligations

The following chart describes our outstanding contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Operating lease obligations	$4,579	$1,063	$2,068	$1,448	$-
Finance lease obligations	46	20	26	-	-
ABL Facility (a)	2,954	2,954	-	-	-
Equipment purchase obligations	272	272	-	-	-
Purchase obligations (b)	3,264	3,264	-	-	-
Total	$11,115	$7,573	$2,094	$1,448	$-

(a)	The Company’s ABL Facility matures in 2020 and is classified as a current liability. Amount includes annual renewal fee.
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

Fair Value of Financial Instruments

Our cash, cash equivalents, accounts receivable, short-term investments, accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments. The fair value of our ABL Facility approximates our carrying value because the interest rate moves with a market based rate plus a margin. The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Stock-based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors by estimating the fair value of stock awards at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method. See Note 14 of the Consolidated Financial Statements- Stock Compensation for a further discussion on stock-based compensation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or cash flows that may result from changes in the price of a financial instrument. The fair value of a financial instrument, derivative or non-derivative, might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We have operations internationally and we are exposed to market risks in the ordinary course of our business. These risks include interest rate and foreign currency exchange rate risks.

Interest rate risk

We hold our cash in cash and cash equivalents and certificates of deposits. We do not hold derivative financial instruments or equity securities. At December 31, 2019, we had borrowings of $2.9 million under our revolving line of credit. A hypothetical 10% increase in borrowing interest rates would have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended December 31, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Annual Report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2019.

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

Management’s Assessment

As of December 31, 2019, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be incorporated herein by reference from the sections captioned "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on June 4, 2020, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 (the " 2020 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be incorporated herein by reference from the sections captioned "Compensation of Directors", "Elements of Executive Compensation", "Summary Compensation Table", and "Outstanding Equity Awards Table"  in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be incorporated herein by reference in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be incorporated herein by reference from the sections captioned "Transaction with Related Persons"  in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be incorporated herein by reference from the section captioned "Audit Fees" in the 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

F-2    Consolidated Balance Sheets at December 31, 2019 and 2018.

F-3    Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018.

F-4    Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019 and 2018.

F-5    Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018.

F-6    Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3. Exhibits

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Agreement and Plan of Merger between Fashion Dynamics Corp., FED Capital Acquisition Corporation and FED Corporation dated March 13, 2000 (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on March 17, 2000).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 23, 2008).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 18, 2015).

4.3	Form of Letter Agreement (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 24, 2016).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 24, 2016).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2019).

4.6	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 12, 2019).

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 12, 2019).

4.8	Description of Registrants Securities

10.1

Lease between International Business Machines Corporation (“IBM”) and FED Corporation dated May 28, 1999 (incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.2	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.3	Registration Rights Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.4	Exchange Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.5	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.6	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.7	Securities Purchase Agreement, dated as of December 17, 2015 (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2015).

10.8	Placement Agency Agreement, dated as of December 17, 2015 (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2015).

10.9

8th Lease Amendment between International Global Foundries U.S. 2 LLC and eMagin Corporation, effective as of March 21, 2016 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2016).

10.10

Executive Employment Agreement, dated as of July 1, 2016, by and between the Company and Andrew G. Sculley, Jr. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2016).

10.11

Financing Agreement, dated as of March 24, 2017, by and between the Company and Rosenthal & Rosenthal, Inc. (incorporated by reference to exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

10.12	Form of Strategic Bonus Agreement (incorporated by reference to exhibit 10.2 to the Company’s Annual Report on form 10-K/A for the year ended December 31, 2018 filed on April 30, 2019).

10.13	Form of Amended and Restated Change in Control Agreement (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019).

10.14	Form of Amended and Restated Strategic Bonus Agreement (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2019).

10.15

At Market Offering Agreement, between eMagin Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).

10.16	2019 Employee and Consultant Stock Option and Incentive Plan filed December 5, 2019, as filed in the registrant's Definitive Proxy Statement incorporated herein by reference.*

10.17	2019 Non-Employee Director Stock Option and Incentive Plan filed December 5, 2019, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2020.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 11, 2020, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Andrew G. Sculley	Chief Executive Officer, Director
Andrew G. Sculley	(Principal Executive Officer)

/s/ Mark A. Koch	Acting Chief Financial Officer
Mark A. Koch	(Chief Accounting Officer and Principal Financial Officer)

/s/ Jill J. Wittels	Chair of the Board
Jill J. Wittels

/s/ Ellen Richstone	Director
Ellen Richstone

/s/ Paul Cronson	Director
Paul Cronson

/s/ Eric Braddom	Director
Eric Braddom

/s/ Stephen Seay	Director
Stephen Seay

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of eMagin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMagin Corporation and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring negative cash flows from operations, has suffered recurring losses from operations and there is uncertainty regarding the Company’s ability to borrow under its asset based lending facility. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Stamford, Connecticut

March 11, 2020

eMAGIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,515	$3,359
Accounts receivable, net	3,966	3,186
Unbilled accounts receivable	155	224
Inventories	8,832	8,582
Prepaid expenses and other current assets	1,130	875
Total current assets	17,598	16,226
Equipment, furniture and leasehold improvements, net	8,100	8,921
Operating lease right - of - use assets	3,729	—
Intangibles and other assets	160	269
Total assets	$29,587	$25,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,302	$2,024
Accrued compensation	1,778	1,634
Revolving credit facility, net	2,891	—
Common stock warrant liability	23	1,497
Other accrued expenses	1,401	1,827
Deferred revenue	277	38
Operating lease liability - current	775	—
Other current liabilities	342	427
Total current liabilities	8,789	7,447
Finance lease liability - long term	24	—
Operating lease liability - long term	3,067	—
Total liabilities	11,880	7,447

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2019 and 2018.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 50,250,378 shares, outstanding 50,088,312 shares as of December 31, 2019 and issued 45,323,339 shares, outstanding 45,161,273 shares as of December 31, 2018.	50	45
Additional paid-in capital	258,767	254,736
Accumulated deficit	(240,610)	(236,312)
Treasury stock, 162,066 shares as of December 31, 2019 and 2018.	(500)	(500)
Total shareholders’ equity	17,707	17,969
Total liabilities and shareholders’ equity	$29,587	$25,416

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Twelve Months Ended
	December 31,
	2019	2018
Revenues:

Product	$24,589	$23,322
Contract	2,137	2,913
Total revenues, net	26,726	26,235

Cost of revenues:

Product	18,775	17,797
Contract	1,223	1,754
Impairment of Consumer Night Vision Business inventory	—	2,690
Total cost of revenues	19,998	22,241

Gross profit	6,728	3,994

Operating expenses:

Research and development	5,048	6,694
Selling, general and administrative	7,251	8,967
Total operating expenses	12,299	15,661

Loss from operations	(5,571)	(11,667)

Other income (expense):
Change in fair value of common stock warrant liability	1,474	2,194
Interest expense, net	(201)	(69)
Total other income	1,273	2,125
Loss before provision for income taxes	(4,298)	(9,542)
Income taxes	—	—

Net loss	$(4,298)	$(9,542)

Loss per share, basic	$(0.09)	$(0.21)
Loss per share, diluted	$(0.09)	$(0.21)

Weighted average number of shares outstanding:

Basic	48,132,714	44,429,114

Diluted	48,132,714	44,429,114

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	5,659	$—	35,182,589	$35	$244,726	$(226,770)	$(500)	$17,491
Exercise of common stock options	—	—	99,937	—	98	—	—	98
Exercise of common stock warrants	—	—	30,000	—	46	—	—	46
Public offering of common shares, net of offering costs	—	—	10,010,813	10	9,256	—	—	9,266
Stock based compensation	—	—	—	—	610	—	—	610
Net loss	—	—	—	—	—	(9,542)	—	(9,542)
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Exercise of common stock options	—	—	12,500	—	9	—	—	9
Public offering of common shares, net of offering costs	—	—	4,914,539	5	3,471	—	—	3,476
Stock based compensation	—	—	—	—	551	—	—	551
Net loss	—	—	—	—	—	(4,298)	—	(4,298)
Balance, December 31, 2019	5,659	$—	50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,298)	$(9,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,046	1,989
Change in fair value of common stock warrant liability	(1,474)	(2,194)
Impairment of Consumer Night Vision Business inventory	—	1,270
Impairment of Consumer Night Vision Business tooling	—	76
Stock-based compensation	551	610
Amortization of operating lease right-of-use assets	538	—
Changes in operating assets and liabilities:
Accounts receivable	(780)	1,342
Unbilled accounts receivable	69	183
Inventories	(250)	(2,632)
Prepaid expenses and other current assets	(255)	453
Deferred revenues	239	(727)
Operating lease liabilities	(530)	—
Accounts payable, accrued expenses, and other current liabilities	(966)	2,793
Net cash used in operating activities	(5,110)	(6,379)
Cash flows from investing activities:
Purchase of equipment	(1,110)	(2,296)
Net cash used in investing activities	(1,110)	(2,296)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	2,891	(3,808)
Proceeds from public offering, net	3,476	12,172
Proceeds from warrant exercise, net	—	46
Proceeds from exercise of stock options	9	98
Net cash provided by financing activities	6,376	8,508
Net increase (decrease) in cash and cash equivalents	156	(167)
Cash and cash equivalents, beginning of period	3,359	3,526
Cash and cash equivalents, end of period	$3,515	$3,359

Cash paid for interest	$177	$106
Cash paid for income taxes	$—	$—

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2019 and 2018 (in thousands):

	Twelve Months Ended
	December 31,
	2019	2018
Beginning balance	$423	$468
Warranty accruals and adjustments	58	132
Warranty claims	(181)	(177)
Ending balance	$300	$423

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

Unbilled Accounts Receivable

Unbilled receivables principally represent revenues recorded under the over time method of accounting that have not been billed to customers in accordance with the contractual terms of the arrangement. We anticipate that the majority of the balance at December 31, 2019 will be collected during the 2020 fiscal year. As of December 31, 2019 and 2018, unbilled accounts receivable was $0.2 million and $0.2 million, respectively.

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

Intangible Assets - Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. Total intangible amortization expense was approximately $32 and $54 thousand for the years ended December 31, 2019 and 2018, respectively.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. There was no advertising expense for the years ended December 31, 2019 and 2018.

Shipping and Handling Fees

The Company includes costs related to shipping and handling in cost of goods sold.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that the change occurs. The Company recognizes the effect of income tax positions which are more-likely-than-not of being sustained. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.

Due to the Company’s operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

For additional details regarding our accounting for income taxes, see Note 11 in the accompanying consolidated financial statements.

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

For the years ended December 31, 2019 and 2018, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the years ended December 31, 2019 and 2018 that were not included in diluted EPS as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31,
	2019	2018
Options	5,404,985	4,678,420
Warrants	19,295,773	9,055,773
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	32,246,091	21,279,526

Comprehensive Income (loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss).

The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2019 and 2018. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

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

The common stock warrant liability discussed in Note 12 is currently the only financial assets or liability recorded at fair value on a recurring basis, and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in current liabilities on the accompanying financial statements as of December 31, 2019, as the warrants are currently exercisable

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2019	$1,497
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	(1,474)
Balance as of December 31, 2019	$23

The fair value of the liability for common stock purchase warrants at December 31, 2019 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the five year contractual term of the warrants, risk-free interest rates of 1.56%,  no expected dividends and expected volatility of the price of the underlying common stock ranging from 40.3% to 46.4%.

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

For the year ended December 31, 2019 and 2018,  no single customer accounted for over 10% of net revenues.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the year ended December 31, 2019, the Company incurred a net loss of $4.3 million and used cash in operating activities of $5.1 million. At December 31, 2019, the Company had cash and cash equivalents of $3.5 million, net working capital of $8.8 million, outstanding debt of $2.9 million, and outstanding borrowing availability under its ABL Facility of $1.2 million.

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

The Company’s ABL Facility expires on December 31, 2020 and renews automatically for another year unless terminated pursuant to its terms. Although our relationship with the lender is positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2020 and beyond at present availability levels, or at all. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, reducing expenses or securing additional financing to meet its operating needs. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) a  senior management Work Status Reduction, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses, and 5) considering financing and/or strategic alternatives. In October 2019, senior management work status was reduced by approximately 20% under a work status reduction program.

Based on the Company’s current projections, operational and yield improvements, and the anticipated availability of the ABL Facility, the Company estimates it will have sufficient liquidity to fund operations through the end of the fourth quarter of 2020. However. there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, continue to raise funds under its ATM facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

Accounting Policy Updates

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) on January 1, 2019. The Company evaluates whether leases are classified as operating or financing based on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life.

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use (“ROU”) assets upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company records lease liabilities within current or noncurrent liabilities based upon the length of time associated with the lease payments. The operating lease ROU assets includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any, and are recorded as noncurrent assets. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Leases with an initial term of 12 months or less are not recorded on the accompanying consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Equipment under capital lease obligations are classified as revenue earning assets and the related depreciation is recorded on the assets. Debt related to capital lease obligations is included in the Company’s debt obligations.

Recently Adopted Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued amendments that replaced existing lease accounting guidance. The accounting standard requires lessees to recognize a lease liability and corresponding right-of-use asset on their balance sheets. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods.

As a result of the adoption, the Company adjusted its beginning balance at January 1, 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive loss.

The impact of the adoption of ASC 842 on the accompanying consolidated balance sheet as of January 1, 2019 was as follows (in thousands.

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Right of Use Assets (1)
Operating lease - right of use asset	$—	$4,267	$4,267

Operating lease liabilities
Current	$—	$964	$964
Noncurrent	$—	$3,432	$3,432

(1) Operating lease right-of-use assets includes deferred rent of $129 thousand

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's accounts receivable, and it requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) a guidance that adds, amends, and removes certain disclosure requirements related to fair value measurements. Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating the impact of this guidance on the Company’s disclosures; however, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) as part of its initiative to reduce complexity in accounting standards. This standard simplify the accounting for income taxes. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating the impact of this guidance on the Company’s disclosures; however, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

Note 3 - Impairment of Consumer Night Vision Business Assets

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

Disaggregation of Revenue

The Company sells products directly to military contractors and OEM’s and they use our displays in a diverse range of applications encompassing the military, and commercial, including medical and industrial, market sectors. Revenues are classified as either military, commercial, consumer or multiple based on management’s knowledge of the customer’s products and markets served by displays or the R&D contract work. Revenues classified as Multiple are for sales to customers that incorporate the Company’s displays in products that could be used for either Military or Commercial applications. R&D activities are performed for both military customers and U.S. Government defense related agencies and consumer companies. Product and Contract revenues are disclosed on the Consolidated Statements of Operations.

Additional disaggregated revenue information for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Twelve Months Ended
	December 31,
	2019	2018
North and South America	$14,566	$13,969
Europe, Middle East, and Africa	11,112	9,157
Asia Pacific	1,048	3,109
Total	$26,726	$26,235

	Twelve Months Ended
	December 31,
	2019	2018
Military	65%	75%
Commercial, including industrial and medical	12%	10%
Consumer	4%	6%
Multiple	19%	9%
	100%	100%

Accounts Receivable from Customers

Accounts receivable, net of allowances, associated with revenue from customers were approximately $4.0 million and $3.2 million as of December 31, 2019 and 2018, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Consolidated Balance Sheet as of December 31, 2019 and 2018.

Customer Advances and Deposits (Contract Liabilities)

The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue. These billings in excess of revenue are classified as deferred revenue on the Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	December 31,	December 31,
	2019	2018
Unbilled Receivables (contract assets)	$155	$224

Deferred Revenue (contract liabilities)	$(277)	$(38)

During the years ended December 31, 2019 and 2018, the Company recognized $0.2 million and $0.7 million of revenue related to its contract liabilities that existed at December 31, 2018 and 2017, respectively.

Remaining Performance Obligations.

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of December 31, 2019 and 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.4 million and $1.1 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 5 – Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accounts receivable	$4,105	$3,325
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$3,966	$3,186

Note 6 – Inventories, net

The components of inventories were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$2,788	$3,701
Work in process	1,561	1,033
Finished goods	5,248	4,888
Total inventories	9,597	9,622
Less inventory reserve	(765)	(1,040)
Total inventories, net	$8,832	$8,582

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Vendor prepayments	$657	$702
Other prepaid expenses	473	173
Total prepaid expenses and other current assets	$1,130	$875

Note 8 – Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following (in thousands):

	December 31,
	2019	2018
Computer hardware and software	$893	$800
Lab and factory equipment	17,482	17,107
Furniture, fixtures and office equipment	59	48
Assets under capital leases	116	66
Construction in progress	2,668	2,114
Leasehold improvements	60	22
Total equipment, furniture and leasehold improvements	21,278	20,157
Less: accumulated depreciation	(13,178)	(11,236)
Equipment, furniture and leasehold improvements, net	$8,100	$8,921

Depreciation expense was $1.9 million for the years ended December 31, 2019 and 2018, respectively. Depreciation expense was $11 thousand for assets under capital leases for the year ended December 31, 2019.

Note 9 – Debt / Line of Credit

(in thousands)	2019	2018
Revolving credit facility	$2,891	$—
Less: unamortized debt issuance costs	—	—
Revolving credit facility, net	$2,891	$—

On December 21, 2016, the Company entered into an  ABL Facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory.  The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. As of December 31, 2019, the interest rate on outstanding borrowings was 7.75%. The ABL Facility renewed on December 31, 2019 and will automatically renew on December 31, 2020 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $0.2 million of debt issuance costs including lender and legal costs that were amortized over the original three-year term of the ABL Facility. The ABL Facility agreement contains certain lenders remedies that upon events of default, give the bank the ability to terminate the facility before the scheduled maturity date. Accordingly, the Company classifies borrowing under the ABL Facility as current liabilities on the accompanying balance sheets.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of December 31, 2019, the Company had unused borrowing availability of $1.2 million and were in compliance with all financial debt covenants.

For the years ended December 31, 2019 and 2018, interest expense includes interest paid, or accrued, and amortization or write-off of debt issuance costs of approximately $82 thousand on outstanding debt.

Note 10 – Leases

The Company leases office and manufacturing facilities in Hopewell Junction, NY under a non-cancelable operating lease agreement. The lease for these facilities, as amended, expires in May 2024 and does not contain a renewal option. The lease agreement does not contain any residual value guarantees, or material restrictive covenants.

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two-year extension of this lease that expires in October 2021. The lease agreement does not contain any residual value guarantees,  material restrictive covenants or a renewal option.

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

On May 2, 2019, the Company entered into a three-year finance lease commitment for phone equipment. Finance leases are included in equipment, furniture and leasehold improvements, net, Other current liabilities,  and Finance lease liability – long term in our consolidated Balance Sheet.

Rent expense was approximately $1.0 million for each of the years ended December 31, 2019 and 2018.

The components of lease expense were as follows (in thousands):

Twelve Months Ended
December 31, 2019
Finance Lease Cost:
Amortization of right-of-use assets	$11
Interest on lease liabilities	3
Operating lease cost	986
Short-term lease cost	58
Total Lease Cost	$1,058

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$1,012
Financing cash flows from finance leases	$13
Right-of-use assets obtained in exchange for new finance lease liabilities	$50
Right-of-use assets obtained in exchange for new operating lease liabilities	$110

December 31, 2019
Finance lease right-of-use assets	$40
Operating lease right-of-use assets	$3,729
Finance lease liability, current	$16
Finance lease liability, non-current	$24
Operating lease liabilities, current	$775
Operating lease liabilities, non-current	$3,067
Weighted average remaining lease terms - finance leases	2.33 years
Weighted average remaining lease terms - operating leases	4.42 years
Weighted average discount rate - finance leases	10.91%
Weighted average discount rate - operating leases	8.48%

Future annual minimum lease payments and finance lease commitments as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$1,063	$20
2021	1,054	20
2022	1,014	6
2023	1,022	-
2024	426	-
Thereafter	-	-
Total undiscounted future minimum lease payments	4,579	46
Less imputed interest	737	6
Lease liability	$3,842	$40

Note 11 – Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21% and changing the carryforward and utilization of net operating losses. We will monitor future interpretations of the TCJA as they develop, and accordingly our estimates may change.

As a result of the reduction in federal corporate income tax rates provisioned by the TCJA the Company recorded a reduction to its deferred tax assets of $19.0 million at December 31, 2017 and a corresponding reduction to its valuation allowance. The Company’s net deferred tax asset at December 31, 2019 and 2018 reflect the current reduced federal income tax rates. In addition, the Company will file a claim for a federal tax refund of approximately $0.2 million for its AMT credit carryforward in tax years 2018 to 2021 pursuant to the applicable provisions of the TCJA.

Net loss before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2019	2018
Domestic, current	$(4,298)	$(9,542)
Total	$(4,298)	$(9,542)

The tax effects of significant items comprising the Company’s deferred taxes are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$30,428	$30,350
Research and development tax credit carryforwards	2,479	2,438
Stock based compensation	1,632	1,470
Other provision and expenses not currently deductible	1,327	1,345
Total deferred tax assets	35,866	35,603
Deferred tax liabilities:
Depreciation and amortization	(693)	(726)
Prepaid expenses	(195)	(151)
Total deferred liabilities	(888)	(877)
Less: valuation allowance	(34,978)	(34,726)
Net deferred tax asset	$—	$—

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

As of December 31, 2019, the Company’s deferred tax assets were generated primarily from the federal and state net operating loss, stock based compensation and research and development tax credits. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against the deferred tax assets at December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company had net deferred tax assets before its valuation allowance of $35.0 million and $34.7 million, respectively.

During the year ended December 31, 2019, the Company did not utilize its prior years’ net operating loss carryforwards and the net operating loss of $5.3 million that originated in 1998 expired. As of December 31, 2019, eMagin has federal and state net operating loss carryforwards of $142.7 million and federal research and development tax credit carryforwards of $2.5 million. Pursuant to provisions of the TCJA, the net operating losses originating in years subsequent to 2017 totaling $14.7 million can be carried forward indefinitely.

The federal net operating losses and tax credit carryforwards will expire as follows (in thousands):

	Net	Research and
	Operating	Development
	Losses	Tax Credits
2019-2020	$24,931	$653
2021-2024	41,283	-
2025-2037	61,755	1,826
No Expiration	14,705	-
	$142,674	$2,479

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2019	2018
U.S. Federal income tax benefit at federal statutory rate	21%	21%
Change in valuation allowance	(6)	(21)
Permanent differences	7	(3)
NOL Expiration - 1998	(26)	-
Other, net	4	3
Effective tax rate	-%	-%

The Company did not have unrecognized tax benefits at December 31, 2019 and 2018. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and in certain U.S. states. Generally, the Company’s tax filings are subject to tax examinations by major taxing jurisdictions during the three years period subsequent to the due date of such returns, or if later, when the return is filed. However, due to the Company's operating losses, the utilization of a net operating loss subjects the year that such loss originated to being open for examination by major taxing jurisdictions to which the Company is subject.

Note 12 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

Summary of warrants and warrants outstanding:

	Issued	Outstanding	Exercise Price	Expire
2015 Warrant Issuance	383,500	383,500	2.05	Jun 2021
2016 Warrant Issuance	2,947,949	2,947,949	2.60	Feb 2023
2017 Warrant Issuance (1)(2)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance (1)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance (1)	4,004,324	3,974,324	1.55	Jul 2023
2019 Warrant Issuance	240,000	240,000	0.55	Apr 2024
2019 Warrant Issuance (3)	4,000,000	4,000,000	0.49	Oct 2024
2019 Warrant Issuance (4)	6,000,000	6,000,000	0.78	Oct 2024

(1)	Warrants are subject to liability accounting.
(2)	Issued in conjunction with an unsecured line of credit as described in Note 9: Debt / Line of Credit.
(3)	Immediately exercisable pre-funded warrants at an exercise price of $0.01 per share.
(4)	Private Placement unregistered warrants exercisable six months following issuance.

Equity classified warrants

The 2015, 2016, and 2019 warrants share similar terms, and the exercise price of the Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock splits, stock dividends, recapitalizations, reorganizations or similar transactions. The Warrants will be exercisable on a “cashless” basis in certain circumstances, including in the event a registration statement is not in effect at time of exercise. The warrant agreements contain a clause specifying that in the event there is no effective registration in effect for the underlying warrant shares to be issued at time of exercise, in no circumstance will the Company be required to net cash settle the warrants.

Based on the Company’s analysis of the terms and conditions of the warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments. As a result, the Company has accounted for the exercise price paid by investors for purchase of the pre-funded warrants as additional paid in capital on the accompanying Balance Sheets as of December 31, 2019.

Liability classified warrants

The 2017 and 2018 warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

Based on analysis of the underlying warrant agreement and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. Accordingly, these warrants were classified in the accompanying Consolidated Balance Sheet as a current liability upon issuance and will be revalued at each subsequent balance sheet date.

The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	2019	2018
2018 January and February Issuance
Fair Value at December 31,	$22	$1,342

2017 May issuance
Fair Value at December 31,	1	155
	$23	$1,497

	Twelve Months Ended
	December 31,
Change in Fair Value of common stock warrant liability (1)	$1,474	$2,194

(1)	The combined changes in fair value is reflected as income from change in the fair market value of common stock warrant liability.

Note 13 – Shareholders’ Equity

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

As of December 31, 2019 and 2018, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

Common share activity due to options and warrants (dollar amounts in thousands):

	Twelve Months Ended
	December 31,
	2019	2018
Options exercised	12,500	99,937
Proceeds	$9	$98

Warrants exercised	-	30,000
Proceeds	$-	$46

Equity Issuances

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

On April 9, 2019, the Company closed a registered direct offering of 4.0 million shares of common stock at a purchase price per share of $0.50, for gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses. The Company also issued unregistered warrants to the investor to purchase up to 3.0 million shares of common stock at an exercise price of $0.78 per share. The warrants are exercisable nine months following issuance and will expire five and one-half years from the issuance date.

On April 11, 2019, the Company closed an additional $2.0 million registered direct offering consisting of immediately exercisable pre-funded warrants to purchase up to 4.0 million shares of our common stock at a purchase price of $0.49 per warrant and an exercise price of $0.01 per share. In a concurrent private placement, the Company also issued to the investor in the registered direct offering unregistered warrants to purchase up to 3.0 million shares of the Company’s common stock at an exercise price of $0.78 per share. The unregistered warrants are exercisable six months following issuance and will expire five and one-half years from the issuance date.

On November 22, 2019, the Company entered into an ATM offering agreement with H.C. Wainwright & Co., LLC, (“Wainwright”) relating to shares of our common stock. In accordance with the terms of the sales agreement, we may offer and sell up to 5.0 million shares of our common stock having an aggregate offering price of up to $1.7 million from time to time through Wainwright acting as our sales agent. Wainwright will be entitled to compensation at a fixed commission rate equal to 3.0% of the gross proceeds per share sold under the sales agreement. We intend to use any net proceeds from this offering to fund working capital requirements and for other general corporate purposes.

Note 14 – Stock Compensation

Employee stock purchase plan

In 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP provides the Company’s employees with the opportunity to purchase common stock through payroll deductions. Employees may purchase stock semi-annually at a price that is 85% of the fair market value at certain plan-defined dates. At December 31, 2016, the number of shares of common stock available for issuance was 300,000. As of December 31, 2019, the plan had not been implemented.

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

The 2019 Employee and Consultant Stock Option and Incentive Plan (the “2019 Employee and Consultant Plan”) was adopted and approved by the shareholders on December 5, 2019 was designed to enhance the flexibility to grant equity awards to officers, employees and consultants and to ensure grant of equity awards to eligible recipients. The 2019 Plan has an aggregate of 5.0 million shares and permits an award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, dividend equivalent rights and cash-based awards. A minimum vesting period of one year is required for all equity awards.

Option activity for the year ended December 31, 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,678,420	$2.81
Options granted	1,438,695	0.65
Options exercised	(12,500)	0.70
Options forfeited	(9,200)	2.66
Options cancelled or expired	(690,430)	1.54
Outstanding at December 31, 2019	5,404,985	$2.40	3.52	$—
Vested or expected to vest at December 31, 2019 (1)	5,401,528	$2.40	3.52	$—
Exercisable at December 31, 2019	5,232,179	$2.40	3.52	$—

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2019, there were 5.0 and 2.0 million shares available for grant under the 2019 Employee and Consultant and Non - Employee Director Incentive Plans and 49,834 shares available for grant under the 2017 Plan. There are no shares available for grant under older plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2019 for the options that were in-the-money. As of December 31, 2019 there were no options that were in-the-money. The Company’s closing stock price was $0.34 as of December 31, 2019. The Company issues new shares of common stock upon exercise of stock options. The intrinsic value of options exercised was $2.0 thousand for the year ended December 31, 2019.

Stock- based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the years ended December 31, 2019 and 2018 (in thousands):

	Twelve Months Ended
	December 31,
	2019	2018
Cost of revenues	$25	$36
Research and development	85	95
Selling, general and administrative	441	479
Total stock compensation expense	$551	$610

At December 31, 2019, total unrecognized compensation costs related to stock options was approximately $0.4 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.7 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Twelve Months Ended
	December 31,
	2019	2018
Dividend yield	0%	0%
Risk free interest rates	1.77-2.48%	2.16-2.75%
Expected volatility	41.7 to 49.2%	46.4 to 50.0%
Expected term (in years)	3.5 to 4.0	3.5 to 4.8

The weighted average fair value per share for options granted in 2019 and 2018 was $0.65 and $1.70, respectively.

There were no dividends declared or paid in 2019 or 2018. The Company does not expect to pay dividends in the near future; therefore, it used an expected dividend yield of 0%. The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term. Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Note 15 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.3 million at December 31, 2019.

Employee benefit plans

The Company’s U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after five years of service. The Company matches employee contributions of 50% up to a maximum of 3% of qualified compensation. The Company’s contributions were $0.1 million for the year ended December 31, 2019 and there were no Company contributions for the years ended December 31, 2018.

Change in Control agreements

The Company entered into change in control agreements with certain of its executive officers, non-executive officers and managers. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Litigation

From time to time, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by their consumer night vision business. We responded to the demand letter, and requested that Suga provide substantiation of purchased inventory.

During September and October 2019, the Company held discussions with Suga to attempt to reach a settlement; however, in November 2019 the Company received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. The Company retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. The parties are currently awaiting the appointment of an arbitrator by the ICC.

As disclosed, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2019, if we fail to resolve these claims in a timely and/or favorable manner.

Note 16 – Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2019 and 2018 are as follows (in thousands except share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenues	$6,112	$5,361	$7,919	$7,334
Gross profit	$1,336	$225	$2,491	$2,676
Net income (loss) before income tax	$(1,439)	$(2,337)	$(315)	$(207)
Net loss	$(1,439)	$(2,337)	$(315)	$(207)
Net loss per share - basic	$(0.03)	$(0.05)	$(0.01)	$(0.00)
Net loss per share - diluted	$(0.03)	$(0.05)	$(0.01)	$(0.00)
Weighted average number of shares outstanding - basic	45,161,273	48,817,940	49,173,773	49,316,852
Weighted average number of shares outstanding - diluted	45,161,273	48,817,940	49,173,773	49,316,852

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenues	$6,867	$7,066	$6,867	$5,435
Gross profit	$1,980	$106	$2,379	$(471)
Net loss before income tax	$(2,081)	$(5,065)	$63	$(2,459)
Net loss	$(2,081)	$(5,065)	$63	$(2,459)
Net loss per share - basic	$(0.05)	$(0.11)	$0.00	$(0.05)
Net loss per share - diluted	$(0.05)	$(0.11)	$0.00	$(0.05)
Weighted average number of shares outstanding - basic	42,255,189	45,111,273	45,149,717	45,161,273
Weighted average number of shares outstanding - diluted	42,255,189	45,111,273	45,265,370	45,161,273

Note 17 – Subsequent Events

On February 13,  2020, we have entered into an amendment to the ATM  offering agreement,  dated November 22, 2019, with Wainwright. The Amendment modifies the Agreement to amend the aggregate offering price up to $2.5 million of the shares that the Company may offer and sell through Wainwright from time to time.  Wainwright will be entitled to reimbursement up to $15 thousand under the sales agreement. We intend to use the net proceeds from this offering to fund working capital requirements and for other general corporate purposes.