Form 10-Q
period 2020-03-31
EMAGIN CORP
filed 2020-05-14
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 53,818,852 common shares at $0.001 par value per share of the registrant outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in this Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

•

changes in demand by original equipment manufacturer (“OEM”) customers for advanced microdisplays, limited availability of suppliers and foundries, high costs of raw materials, pricing pressure brought by the marketplace or governmental customers and other factors that impact the commercial, military and consumer markets in which we operate;

•	increasing competition;
•

provisions in certain of our organizational documents, commercial agreements and our military contracts that may prevent or delay an acquisition of, partnership with, or investment in, our Company and our ability to develop original equipment manufacturer and mass production partnerships;

•	our ability to maintain our operations as a result of potential employee, customer and supplier disruptions caused by the Covid-19 pandemic; and
•	our efforts to settle purchase commitments remaining from our consumer night vision business.

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

 ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,138	$3,515
Accounts receivable, net	3,737	3,966
Unbilled accounts receivable	470	155
Inventories	8,821	8,832
Prepaid expenses and other current assets	1,344	1,130
Total current assets	17,510	17,598
Equipment, furniture and leasehold improvements, net	7,926	8,100
Operating lease right - of - use assets	3,545	3,729
Intangibles and other assets	133	160
Total assets	$29,114	$29,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,577	$1,302
Accrued compensation	1,566	1,778
Revolving credit facility, net	2,191	2,891
Common stock warrant liability	43	23
Other accrued expenses	1,485	1,401
Deferred revenue	294	277
Operating lease liability - current	791	775
Other current liabilities	351	342
Total current liabilities	8,298	8,789
Finance lease liability - long term	20	24
Operating lease liability - long term	2,863	3,067
Total liabilities	11,181	11,880

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2020 and December 31, 2019.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 53,980,918 shares, outstanding 53,818,852 shares as of March 31, 2020 and issued 50,250,378 shares, outstanding 50,088,312 shares as of December 31, 2019.	54	50
Additional paid-in capital	260,358	258,767
Accumulated deficit	(241,979)	(240,610)
Treasury stock, 162,066 shares as of March 31, 2020 and December 31, 2019.	(500)	(500)
Total shareholders’ equity	17,933	17,707
Total liabilities and shareholders’ equity	$29,114	$29,587

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:

Product	$5,634	$5,507
Contract	1,097	605
Total revenues, net	6,731	6,112

Cost of revenues:

Product	4,790	4,426
Contract	507	350
Total cost of revenues	5,297	4,776

Gross profit	1,434	1,336

Operating expenses:

Research and development	980	1,597
Selling, general and administrative	1,798	1,939
Total operating expenses	2,778	3,536

Loss from operations	(1,344)	(2,200)

Other income (expense):
Change in fair value of common stock warrant liability	(20)	794
Interest expense, net	(17)	(33)
Other income, net	12	—
Total other (expense) income	(25)	761
Loss before provision for income taxes	(1,369)	(1,439)
Income taxes	—	—
Net loss	$(1,369)	$(1,439)

Loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding:

Basic and Diluted	51,638,598	45,161,273

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	5,659	$—	50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707
Stock based compensation	—	—	—	—	43	—	—	43
Public offering of common shares, net of offering costs	—	—	3,730,540	4	1,548	—	—	1,552
Net loss	—	—	—	—	—	(1,369)	—	(1,369)
Balance, March 31, 2020	5,659	$—	53,980,918	$54	$260,358	$(241,979)	$(500)	$17,933

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Stock based compensation	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(1,439)	—	(1,439)
Balance, March 31, 2019	5,659	$—	45,323,339	$45	$254,929	$(237,751)	$(500)	$16,723

See notes to Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,369)	$(1,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482	510
Change in fair value of common stock warrant liability	20	(794)
Stock-based compensation	43	193
Amortization of operating lease right-of-use assets	184	155
Changes in operating assets and liabilities:
Accounts receivable	229	(510)
Unbilled accounts receivable	(315)	155
Inventories	11	(245)
Prepaid expenses and other current assets	(214)	29
Deferred revenues	17	57
Operating lease liabilities	(192)	(159)
Accounts payable, accrued expenses, and other current liabilities	181	(263)
Net cash used in operating activities	(923)	(2,311)
Cash flows from investing activities:
Purchase of equipment	(306)	(188)
Net cash used in investing activities	(306)	(188)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	(700)	2,597
Proceeds from public offering, net	1,552	—
Net cash provided by financing activities	852	2,597
Net (decrease) increase in cash and cash equivalents	(377)	98
Cash and cash equivalents, beginning of period	3,515	3,359
Cash and cash equivalents, end of period	$3,138	$3,457

Cash paid for interest	$22	$32
Cash paid for income taxes	$—	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures and markets OLED (organic light emitting diode)–on-silicon microdisplays and virtual imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements as of December 31, 2019 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, deferred tax asset valuation allowances, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

The total intangible amortization expense was $2.0 thousand and $9.0 thousand for the three months ended March 31, 2020 and 2019 respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$300	$423
Warranty accruals and adjustments	38	(78)
Warranty claims	(7)	(24)
Ending balance	$331	$321

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

For the three months ended March 31, 2020 and 2019, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three months ended March 31, 2020 and 2019 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Options	5,183,360	5,160,445
Warrants	19,295,773	9,055,773
Convertible preferred stock	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	32,024,466	21,761,551

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments. The asset based lending facility (the “ABL Facility”) is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin.

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2020	$23
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	20
Balance as of March 31, 2020	$43

The fair value of the liability for common stock purchase warrants at issuance and at March 31, 2020 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date. The remaining contractual term of the warrants ranging from 2.2 to 2.8 years, at risk-free interest rates of 0.5%, with no expected dividends, and expected volatility of the price of the underlying common stock of 73.1%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2020, three customers accounted for 19.5%,  14.9%, and 10.2% of net revenues, respectively. For the three months ended March 31, 2019, one customer accounted for 11.0% of net revenues. As of March 31, 2020,  three customers accounted for 34.2%,  16.1%,  and 10.2% of the Company’s consolidated accounts receivable balance.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2020, the Company incurred a net loss of $1.4 million and used cash in operating activities of $0.9 million. As of March 31, 2020, the Company had $3.1 million of cash, $2.2 million of outstanding indebtedness and borrowing availability of $0.9 million under its ABL Facility.  For the three months ended March 31, 2020, the Company raised $1.6 million, net of offering expenses, through the sale of shares under its At The Market (“ATM”) facility entered into in November 2019. For the year ended December 31, 2019, the Company incurred a net loss of $4.3 million and used cash in operating activities of $5.1 million.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for the Company’s products will be significantly harmed. The Company is currently seeing delays in product shipments and is expecting slowing economic conditions to adversely affect its business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for the Company’s products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect the Company’s liquidity and capital resources in the future as well as its ability to continue as a going concern.

Due to continuing losses, the Company’s financial position, the COVID-19 pandemic, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

The Company’s ABL Facility expires on December 31, 2020, and renews automatically for another year unless terminated pursuant to its terms. Although preliminary renewal discussions with the lender are positive there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2020 and beyond at present availability levels, or at all. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. In addition, the Company has entered into its ATM Facility. There can be no assurance,  however, that the Company will be successful in sufficiently increasing revenues, mitigating the impacts of COVID-19, reducing expenses or securing additional financing to meet its operating needs. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses, and 5) considering financing and/or strategic alternatives.

Based on the Company’s current projections, operational and yield improvements, and the anticipated availability of the ABL Facility, the Company estimates it will have sufficient liquidity to fund operations through the end of the first quarter of 2021. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, continue to raise funds under its ATM facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all. The Company’s common stock is listed on the NYSE American, and it is subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholder’s equity. If the Company is unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American.

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) a guidance that adds, amends, and removes certain disclosure requirements related to fair value measurements. Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the guidance on January 1, 2020, on a prospective basis and such adoption did not have a material impact on our financial statements.

Recently issued accounting pronouncements

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

Note 2 – Revenue Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues. Contracts include R&D activities performed pursuant to written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

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

Disaggregation of Revenue

The Company sells products directly to military contractors and OEM’s and they use our displays in a diverse range of applications encompassing the military and commercial, including medical and industrial, market sectors. Revenues are classified as either military, commercial, consumer or multiple based on management’s knowledge of the customer’s products and markets served by displays or the R&D contract work. Revenues classified as multiple are for sales to customers that incorporate the Company’s displays in products that could be used for either military or commercial applications. R&D activities are performed for both military customers and U.S. Government defense related agencies and consumer companies. Product and contract revenues are disclosed on the Consolidated Statements of Operations.

Additional disaggregated revenue information for three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
North and South America	$3,540	$3,398
Europe, Middle East, and Africa	2,701	2,327
Asia Pacific	490	387
Total	$6,731	$6,112

	Three Months Ended
	March 31,
	2020	2019
Military	$4,799	$4,447
Commercial, including industrial and medical	313	336
Consumer	688	422
Multiple	931	907
	$6,731	$6,112

Accounts Receivable from Customers

Accounts receivable, net of allowances, associated with revenue from customers were approximately $3.7 million and $4.0 million for the three months ended March 31, 2020 and December 31, 2019, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the cost based input method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheet.

Customer Advances and Deposits (Contract Liabilities) - The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue. These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	21	March 31,	December 31,
		2020	2019

Unbilled Receivables (contract assets)		$470	$155

Deferred Revenue (contract liabilities)		$(294)	$(277)

For the three months ended March 31, 2020 and 2019 the Company recognized $30 thousand and $38 thousand of revenue related to its contract liabilities that existed at December 31, 2019 and 2018, respectively.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. For the three months ended March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.0 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable, net

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$3,876	$4,105
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$3,737	$3,966

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$2,707	$2,788
Work in process	1,986	1,561
Finished goods	5,038	5,248
Total inventories	9,731	9,597
Less inventory reserve	(910)	(765)
Total inventories, net	$8,821	$8,832

Note 5 – Line of Credit

	March 31,	December 31,
(in thousands)	2020	2019
Revolving credit facility	$2,191	$2,891

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. For the three months ended March 31, 2020, the Company had $2.2 million in borrowings outstanding, had unused borrowing availability of $0.9 million and was in compliance with all financial debt covenants.

Note 6 – Stock Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenues	$6	$8
Research and development	17	24
Selling, general and administrative	20	161
Total stock compensation expense	$43	$193

At March 31, 2020, total unrecognized compensation costs related to stock options was approximately $0.2 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.4 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended
	March 31,
	2020	2019
Dividend yield	0%	0%
Risk free interest rates	2.48%	2.48%
Expected volatility	41.7 to 49.2%	41.7 to 49.2%
Expected term (in years)	3.5 to 4.8	3.5 to 4.8

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

A summary of the Company’s stock option activity for three months ended March 31, 2020 is presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,404,985	$2.40
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options cancelled or expired	(221,625)	3.46
Outstanding at March 31, 2020	5,183,360	$2.40	3.27	$—
Vested or expected to vest at March 31, 2020 (1)	5,180,131	$2.40	3.27	$—
Exercisable at March 31, 2020	5,021,954	$2.40	3.27	$—

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised was zero for the three months ended March 31, 2020. The Company issues new shares of common stock upon exercise of stock options.

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three months ended March 31, 2020 and 2019.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2020 and 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of March 31, 2020.

The Company’s net operating loss carry-forward amounts expire through 2037 and are subject to certain limitations that may occur due to a change in the ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Due to the Company’s operating loss carry-forwards, all tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however, benefit from one provision which allows for the immediate refund of the Alternative Minimum Tax Credit (“AMT Credit”). The Company has filed an amendment to claim the AMT Credit and is anticipating a refund of $212 thousand.  This tax receivable was recorded during 2017, in Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheet as of March 31, 2020.

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.2 million at March 31, 2020.

Litigation

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of is business. In March 2019, the Company received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, (“Suga”), a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. The Company has responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 the Company was notified by Suga that they intend to pursue arbitration. During September and October, 2019, Company held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 the Company received a formal request for arbitration which Suga filed with the International Chamber of Commerce (“ICC”). The Company retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator has been appointed and arbitral proceedings for the consideration of the claims and counterclaims are expected to run through the first quarter of 2021. The parties are permitted to settle at any point during the arbitration proceedings.

As disclosed in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, the Company made a decision to exit the Consumer Night Vision Business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While the Company believes that it has adequately accrued for the losses and is in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of March 31, 2020 if the Company fails to resolve these claims in a timely and/or favorable manner.

Note 9 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

	Issued	Outstanding	Exercise Price	Expire
2015 Warrant Issuance	383,500	383,500	2.05	Jun 2021
2016 Warrant Issuance	2,947,949	2,947,949	2.60	Feb 2022
2017 Warrant Issuance (1)(2)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance (1)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance (1)	4,004,324	3,974,324	1.55	Jul 2023
2019 Warrant Issuance	240,000	240,000	0.55	Apr 2024
2019 Warrant Issuance (3)	4,000,000	4,000,000	0.49	Oct 2024
2019 Warrant Issuance (4)	6,000,000	6,000,000	0.78	Oct 2024
		19,295,773

(1)	Warrants are subject to liability accounting.
(2)	Issued in conjunction with an unsecured line of credit as described in Note 9: Debt / Line of Credit.
(3)	Immediately exercisable pre-funded warrants at an exercise price of $0.01 per share.
(4)	Private Placement unregistered warrants exercisable six months following issuance.

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

Based on the Company’s analysis of the terms and conditions of the warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments. As a result, the Company has accounted for the exercise price paid by investors for purchase of the pre-funded warrants as additional paid in capital on the accompanying Balance Sheets.

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

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	March 31,	December 31,
	2020	2019
2018 January and February Issuance
Fair Value	$39	$22

2017 May issuance
Fair Value	4	1
	$43	$23

Three Months Ended
March 31,
(in thousands)
Change in Fair Value of common stock warrant liability (1)	$(20)	$794

(1)	The combined changes in fair value is reflected as income from change in the fair market value of common stock warrant liability.

Note 10 – Leases

The Company leases office and manufacturing facilities in Hopewell Junction, NY under a non-cancelable operating lease agreement. The lease for these facilities, as amended, expires in May 2024 and does not contain a renewal option. The lease agreement does not contain any residual value guarantees, or material restrictive covenants.

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two-year extension of this lease that expires on October 31, 2021. The lease agreement does not contain any residual value guarantees or material restrictive covenants.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Finance Lease Cost:
Amortization of right-of-use assets	$4	$-
Interest on lease liabilities	1	-
Operating lease cost	246	246
Short-term lease cost	15	14
Total Lease Cost	$266	$260

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$266	$250
Financing cash flows from finance leases	$5	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

	March 31, 2020	December 31, 2019
Finance lease right-of-use assets	$36	$40
Operating lease right-of-use assets	$3,545	$3,729
Finance lease liability, current	$16	$16
Finance lease liability, non-current	$20	$24
Operating lease liabilities, current	$791	$775
Operating lease liabilities, non-current	$2,863	$3,067
Weighted average remaining lease terms - finance leases	2.08 years	2.33 years
Weighted average remaining lease terms - operating leases	4.17 years	4.42 years
Weighted average discount rate - finance leases	10.91%	10.91%
Weighted average discount rate - operating leases	8.48%	8.48%

Future annual minimum lease payments and finance lease commitments as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$798	$15
2021	1,054	20
2022	1,014	6
2023	1,022	-
2024	426	-
Total undiscounted future minimum lease payments	4,314	41
Less imputed interest	660	5
Lease liability	$3,654	$36

Note 11 – Shareholders’ Equity

Equity Raises

On February 13, 2020, the Company entered into an amendment to its ATM facility, dated November 22, 2019, with H. C. Wainwright & Co., LLC (“Wainwright”). The amendment modifies the agreement to increase the aggregate offering price up to $2.5 million related to shares that the Company may offer and sell through Wainwright from time to time. The Company intends to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes. During the quarter ended March 31, 2020 the Company raised $1.6 million, net of offering expenses, through the sale of shares under the ATM facility.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This Report contains certain forward‑looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward‑looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Please see "Statement Regarding Forward-Looking Information" and Part II, Item 1A, "Risk Factors". Actual results could differ materially from these forward‑looking statements. Important factors to consider in evaluating such forward‑looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report.

Business

We design, develop, manufacture and market organic light emitting diode, or OLED miniature displays, which we refer to as OLED-on silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large‑screen television. Our products enable our original equipment manufacturer, or OEM, customers in the military and commercial markets to develop and market improved or new electronic products.

We believe that our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays, including higher contrast, greater power efficiency, less weight, more compact size, and negligible image smearing. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplays silicon backplane, resulting in compact, high resolution and power efficient systems. Already proven in military and commercial systems, our product portfolio of OLED microdisplays deliver high‑resolution, virtual images that perform effectively even in extreme temperatures and high‑vibration conditions.

We have been deemed to be an essential business in New York State and have continued to produce and ship products during the COVID-19 pandemic. We have implemented employee health and safety measures per Centers for Disease Control and Prevention, or CDC, guidelines and continued to supply products to our customers as well as maintain continuity in our supply chain and expect to continue our operations throughout the duration of the pandemic and beyond. To date we have experienced disruptions in supply, had two employees test positive for the COVID-19 virus and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 virus on either our internal operations or those of our suppliers or customers. In addition, please review the various risk factors relating to the COVID-19 pandemic discussed in Part II, Item 1A of this Report.

During the fourth quarter of 2018, equipment issues led to lower yields and decreased production volumes, which resulted in a lower gross margin and reduced display revenues. Although we began implementing remedial production measures during the fourth quarter of 2018, manufacturing issues continued into the second quarter of 2019, resulting in shipments for the second quarter of fiscal 2019 that were less than forecast and yields and production volumes that were below pre-fourth quarter 2018 levels. As a result, early in the third quarter of 2019 we began accelerating the implementation of remedial measures. There can be no assurance as to the ongoing effectiveness of any remedial measures we have implemented or that yields and production volumes will return to the levels previously achieved.

As a result of these efforts, production yields in the second half of 2019 improved over yields experienced in the first half of 2019 and production volumes were up over 50% during the second half of 2019 as compared to the first half of 2019 reflecting greater second half demand, which increased revenues and reduced unit costs. As a result of the improvements in manufacturing efficiency and throughput, our on time delivery of customer orders reached levels of over 95% during the third and fourth quarter of 2019 and continued through the first quarter of 2020. During the first quarter of 2020, our yields were consistent with the second half of 2019; however, our gross margin declined slightly over the year ago period, due to lower production volumes. Our backlog at March 31, 2020 was $13.3 million compared to backlog of $11.7 million at December 31, 2019 reflecting increased bookings during the quarter.

During the fourth quarter of 2019, we also implemented spending reductions and controls to reduce our overall cost structure. These measures lowered our overall spending as evidenced by the reduction during the second quarter of our research and development, or R&D, and Selling, General and Administrative, or SG&A, expenses both year-over-year and sequentially quarter-to-quarter. These measures included a work status reduction, or Work Status Reduction, with the objective of reducing expenses and saving cash. Pursuant to the Work Status Reduction, the work status of each of our executive officers was reduced by twenty percent (20%) and the work status of certain of our vice presidents was reduced by either twenty percent (20%) or ten percent (10%). We also negotiated reductions in service fees, which are expected to further reduce our expenses going forward.

During the quarter, we shipped a significant amount of product for the ENVG-B program. The improved design of the wafers for the next generation F-35 HMD systems was recently completed with first shipments planned for later in the year. In addition, we received awards for two-multiyear U.S. helicopter helmet programs, one of which is for a new program with deliveries starting in the second quarter and the other, an upgrade, which will begin shipping in the fourth quarter. Finally, we received an order from a European military customer for displays used in shoulder fired weapon systems. Our USA-based design and manufacturing, combined with in-house advanced backplane design, and the promise of our Direct Patterning Display (dPdTM) technology continues to give us a competitive advantage more than ever before in these markets.

Consumer, medical, and military customers are increasingly turning to eMagin because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPdTM capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPdTM, we make full color displays by directly depositing each of the primary color materials (RGB) on respective sub-pixels, without the use of filters. This advanced technology gives us an increase in brightness of over 10X versus the competition and we are on track to achieve 10,000 cd/m2 by Q4 2020, and expect to achieve a brightness level of over 28,000 cd/m2  ready for mass production of full color displays by 2023. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for Heads Up Display’s (HUDs) used in bright, daylight environments.

Liquidity and Going Concern

As explained below under Liquidity and Capital Resources, the accompanying consolidated financial statements have been prepared on the going concern basis, which assumes we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, or continue to raise funds under our at the market facility, or ATM, facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.

For the three months ended March 31, 2020, we incurred a net loss of $1.4 million and used cash in operating activities of $0.9 million. At March 31, 2020, we had $3.1 million of cash, net working capital of $9.2 million, $2.2 million of outstanding indebtedness and borrowing availability of $0.9 million under the ABL Facility.  For the three months ended March 31, 2020, we raised $1.6 million, net of offering expenses, through the sale of shares under our At The Market (“ATM”) facility entered into in November 2019. This is in comparison with cash and working capital of $3.5 million and $8.8 million, respectively, $2.9 million debt outstanding and borrowing availability under the ABL Facility of $1.2 million at December 31, 2019. Net cash used in operating activities for the year ended March 31, 2020 was $0.9 million, compared to $2.3 million for the year ended March 31, 2019. Our backlog at March 31, 2020 was $13.3 million compared to backlog of $11.7 million at December 31, 2019.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for our products will be significantly harmed. We are currently seeing delays in product shipments and are expecting slowing economic conditions to adversely affect our business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future as well as our ability to continue as a going concern.

We have taken actions to increase revenues and to reduce expenses and are considering financing alternatives, but there can be no assurance that we will be successful in sufficiently increasing revenues, mitigating the impacts of COVID-19, reducing expenses or securing additional financing to meet our operating needs. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses, and 5) considering financing and/or strategic alternatives.

Based on our current projections, operational and yield improvements, and the anticipated availability of the ABL Facility, we estimate we will have sufficient liquidity to fund operations through the end of the first quarter of 2021. However, there can be no assurance our plans will be achieved, or that we will be able to continue to borrow under our ABL Facility, continue to raise funds under our ATM facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to us, or at all. Our common stock is listed on the NYSE American, and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholder’s equity. If we are unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American.

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

Critical Accounting Policies

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020, for a discussion of our critical accounting policies. There were no material changes to such policies in the quarter ended March 31, 2020. New accounting policies adopted during the quarter are described in Note 1, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this Report.

Results of Operations

Comparative results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

Revenues

	Three Months Ended
	March 31,
	2020	2019	Change
Product	$5,634	$5,507	$127
Contract	1,097	605	492
Total revenue, net	$6,731	$6,112	$619

Revenues for the three months ended March 31, 2020 and 2019 were $6.7 million and $6.1 million, respectively.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three months ended March 31, 2020 product revenue increased by $0.1 million, from the comparable prior year period. The increase in display revenues during the three months ended March 31, 2020 was primarily due to changes in the mix of display types, resulting in displays shipped at higher average selling prices, as compared to the three months ended March 31, 2019. Revenues in 2019 were impacted by manufacturing challenges that began in the fourth quarter of 2018 and continued through the second quarter of 2019, which affected yields and throughput and resulted in lower than planned shipments during the first six months of 2019.

Contract revenue is comprised of revenue from R&D and non-recurring engineering contracts. For the three months ended March 31, 2020, contract revenue increased by $0.5 million, from the comparable prior year period. The increase in contract revenue was primarily due a project to design a display for a Tier One customer in the consumer space.

Cost of Revenues

	Three Months Ended
	March 31,
	2020	2019	Change
Product	$4,790	$4,426	$364
Contract	507	$350	157
Total cost of revenues	$5,297	$4,776	$521

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three months ended March 31, 2020 increased by $0.5 million, from the comparable prior year period due to increased revenues in three months ended March 31, 2020.

The following table outlines product and contract total gross profit and related gross margins for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Product revenues gross profit	$844	$1,081
Product revenues gross margin	15%	20%
Contract revenues gross profit	$590	$255
Contract revenues gross margin	54%	42%
Total gross profit	$1,434	$1,336
Total gross margin	21%	22%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended March 31, 2020 increased $0.1 million, from the comparable prior year period primarily reflecting increased contract revenue gross profit in the three months ended March 31, 2020. Total gross margin was 21% and 22% for the three months ended March 31, 2020 and 2019, respectively.

The product gross profit for the three months ended March 31, 2020 decreased from the comparable prior year period because of lower production volumes in the three months ended March 31, 2020 compared to the prior year period, and the resultant decrease of product costs capitalized into finished good inventory. The decrease in product gross margins for the three months ended March 31, 2020, were impacted by the lowered production volumes as compared to the prior year period.

Contract gross margin is dependent upon the mix of internal versus external third party costs and materials, with the external third party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three months ended March 31, 2020, contract revenue gross profit was $0.6 million compared to $0.3 million for the prior year period. Increased contract revenue gross profit in the three months ended March 31, 2020 was primarily due to the increase in contract revenues related to design work for a Tier One customer.

Operating Expenses

	Three Months Ended
	March 31,
	2020	2019	Change
Research and development expense	$980	$1,597	$(617)
Percentage of net revenue	15%	26%
Selling, general and administrative expense	$1,798	$1,939	$(141)
Percentage of net revenue	27%	32%
Total operating expenses	$2,778	$3,536	$(758)
Percentage of net revenue	41%	58%

Research and Development

R&D expenses are company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses were $1.0 million and $1.6 million for the three months ended March 31, 2020 and 2019 respectively. The decrease in R&D costs in the first quarter of 2020 reflects increased allocations of R&D expenses to contracts related to the increases in contract revenues.

Selling, General and Administrative

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses were $1.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to lower spending salaries resulting from a 20% work status reduction implemented in October 2019 and reductions in non-cash compensation related to a reduction in the amount of stock options granted to the Board of Directors that took effect in December 2019.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Income or expenses related to the change in fair value of warrant liability were $20 thousand and $0.8 million, for the three months ended March 31, 2020 and 2019, respectively. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

For the three months ended March 31, 2020, we had $3.1 million in cash, working capital of $9.2 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.2 million and $0.9 million, respectively. This is in comparison with $3.5 million in cash, working capital and $8.8 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.9 million and $1.2 million, respectively, at December 31, 2019.

For the three months ended March 31, 2020 cash used in operating activities were $0.9 million, which was attributable to a net loss of $1.4 million and changes in operating assets and liabilities of $0.3 million, partially offset by non-cash income and expenses of $0.7 million. Cash used in operating activities for the three months ended March 31, 2019 was $2.3 million.

For three months ended March 31, 2020 cash used in investing activities was $0.3 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance the Company’s dPdTM technology. As of March 31, 2020, we had outstanding commitments to purchase approximately $0.2 million in capital expenditures, and expect to make additional capital expenditures during the remainder of 2020 to improve our manufacturing and R&D capabilities. Cash used in investing activities during the three months ended March 31, 2019 was $0.2 million for equipment purchases.

For the three months ended March 31, 2020, cash provided by financing activities was $0.9 million, from equity financing with net proceeds of $1.6 million offset by net repayments of $0.7 million under our credit facility. Net cash provided by financing activities during the three months ended March 31, 2019 was $2.6 million.

Going concern

For the three months ended March 31, 2020, we incurred a net loss of $1.4 million and used cash in operating activities of $0.9 million. At March 31, 2020, we had cash and cash equivalents of $3.1 million, net working capital of $9.2 million, $2.2 million of debt outstanding under our ABL Facility and borrowing availability of $0.9 million.

Due to continuing losses, the Company’s financial position, uncertainty related to the COVID-19 pandemic described above, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

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

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives, but there can be no assurance that the Company will be successful in sufficiently increasing revenues, mitigating the impact of COVID-19, reducing expenses or securing additional financing to meet its operating needs. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses, and 5) considering financing and/or strategic alternatives.

Equity Raises

On February 13, 2020, we amended our ATM facility, dated November 22, 2019, with Wainwright. The amendment modifies the agreement to increase the aggregate offering price up to $2.5 million related to shares that we may offer and sell through Wainwright from time to time. The Company intends to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes. During the quarter ended March 31, 2020, we raised $1.6 million, net of offering expenses, through the sale of shares under the ATM facility.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of March 31, 2020, we had $2.2 million in borrowings, had unused borrowing availability of $0.9 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our finance and administrative workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 we were notified by Suga that they intend to pursue arbitration. During September and October, 2019, we held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 we received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. We retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator has been appointed and arbitral proceedings for the consideration of the claims and counterclaims are expected to run through the first quarter of 2021. The parties are permitted to settle at any point during the arbitration proceedings.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of September 30, 2019, if we fail to resolve these claims in a timely and/or favorable manner

ITEM 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report and the risks discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K. In addition to our discussion in the MD&A, and other sections of this report, to address effects of the COVID-19 pandemic, we have provided an additional risk factor regarding COVID-19 below. The impact of COVID-19 can also exacerbate other risks discussed in the “Risk Factors” sections of our 2019 Form 10-K and this Report, which could in turn have a material adverse effect on us. The “Risk Factors” section in our 2019 Form 10-K otherwise remains current in all material respects. The risks discussed below and in the “Risk Factors” section in our 2019 Form 10-K do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

The COVID-19 pandemic has affected our business and could materially adversely affect our financial condition and results of operations and ability to continue as a going concern.

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners.

The COVID-19 pandemic has impacted our business. We experienced closures of sections of our plant that lasted between one and two weeks after two of our employees tested positive for COVID-19. During the closures, we were unable to complete certain manufacturing stages and unable to ship some of our products. We have also experienced production disruptions related to the unwillingness or inability of certain of our equipment repair vendors to travel to our facility, the temporary loss of services of employees quarantined due to COVID-19 and delays in the supply of raw materials caused by disruptions due to COVID-19 at one of our vendors. Any period of interrupted access to our manufacturing facilities or our workforce, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. In addition, if we are unable to continue regularly scheduled maintenance of our manufacturing equipment, our manufacturing capabilities may be negatively impacted and we may experience further unscheduled closures and/or production disruptions, which could have a material adverse effect on our financial condition and results of operations.

Due to the measures implemented to contain the COVID-19 outbreak, our suppliers, located both inside and outside of the United States, may have limited supplies of, or may be unable to produce, the components we use to manufacture our products. Any significant disruption in the supply of such components could impair our ability to satisfy customer orders, which could have a material adverse effect on our financial condition and results of operations. In addition, there has been an increase in demand, both inside and outside of the United States, for the personal protective equipment, or PPE, we use in our manufacturing facilities in order to maintain a safe working environment. If we are unable to obtain the required PPE, we may have to temporarily close certain sectors of our facilities until the needed supplies are obtained, which could have a material adverse effect on our financial condition and results of operations.

Certain of our customers have experienced, and may continue to experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations. We have been notified that certain of our customers are requesting delays in product deliveries due to plant closures related to COVID-19. In April, the US Defense Department announced a three-month slowdown in equipment procurement related to COVID-19. Due to shelter-in-place and similar measures, which restrict, and in some cases prohibit, elective medical procedures, in the future we may also experience delayed, reduced or canceled orders from our customers in the medical market sector. Any existing or future delays, reductions or cancellation of orders from our customers military, commercial or consumer market customers may adversely affect our results of operations.

Escalating trade tensions between the U.S. and China have led to increased tariffs and trade restrictions and have affected customer ordering patterns. The U.S. has imposed restrictions on the export of U.S.-regulated products and technology to our international customers, including those located in China. As a result of the COVID-19 pandemic, we believe there is a risk that U.S. laws and regulations governing the export of goods and technology, including the EAR and ITAR, may be revised to impose even tighter restrictions, which could negatively impact our ability to successfully market and sell our non-military products to customers located in China. Existing and future restrictions could also potentially interfere with our ability to pursue manufacturing in China and our efforts to partner with consumer companies who might seek to build displays using our technology at high volume manufacturing facilities located in China.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our activities, which could have an adverse effect on our operations. Due to the increase in employees working from home and accessing our network and systems remotely, we face increased risk of security breaches and other disruptions which could compromise our information technology systems, and expose to liability, theft of sensitive data or damage to our reputation. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and future employee virus or workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, our ability to attract, recruit and retain highly skilled and qualified technical and consulting personnel or other employees may be impacted by COVID-19 travel restrictions, and other COVID-19 health concerns related to relocation on the part of potential employees and their families.

The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for our products will be significantly harmed. We are currently seeing delays in product shipments. Slowing economic conditions could adversely affect our business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future as well as our ability to continue as a going concern.

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

4.8	Description of Registrants Securities

10.1

Consulting Agreement, dated as of January 28, 2020, by and between the Company and Jeffrey Lucas. (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 28, 2020).

10.2

At Market Offering Agreement, between eMagin Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

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

Date: May 14, 2020

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer