Form 10-Q
period 2020-06-30
EMAGIN CORP
filed 2020-08-13
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 67,381,256 common shares at $0.001 par value per share of the registrant outstanding.

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

In particular, forward-looking statements in this Report include statements about:

•	our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern;
•	our ability to generate additional revenue or secure additional external financing when, or if, required, in order to continue our current operations;
•	our ability to manufacture our products on a timely basis and at a competitive cost;
•	our ability to successfully remediate manufacturing issues that have resulted in production delays and successfully integrate new equipment on our manufacturing line;
•	our ability to achieve our yield improvement initiatives;
•	our ability to meet our obligations as they become due over the next twelve months;
•	our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing;
•	the potential for forgiveness of the Paycheck Protection Program (“PPP”) loan under the terms of the PPP and the possible impact of any audit related to the PPP Note;
•	our anticipated cash needs and our estimates regarding our capital requirements;
•	our ability to maintain our relationships with customers and vendors;
•	our ability to protect our intellectual property;
•	our ability to successfully develop and market our products to customers;
•	our ability to generate customer demand for our products in our target markets;
•	the development of our target markets and market opportunities, including the consumer market;
•	technological developments in our target markets and the development of alternate, competing technologies in them;
•	the rate of acceptance of AR/VR systems and products in the consumer and commercial marketplace;
•	our potential exposure to product liability claims;
•	our ability to meet customers’ delivery schedules;
•	market pricing for our products and for competing products;
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

•	our ability to maintain our operations as a result of potential employee, customer and supplier disruptions caused by the Covid-19 pandemic or any resurgences and quarantine restrictions; and
•	our efforts to settle purchase commitments remaining from our consumer night vision business.

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

 ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,447	$3,515
Accounts receivable, net	6,085	3,966
Unbilled accounts receivable	16	155
Inventories	8,470	8,832
Prepaid expenses and other current assets	1,389	1,130
Total current assets	21,407	17,598
Equipment, furniture and leasehold improvements, net	7,817	8,100
Operating lease right - of - use assets	3,358	3,729
Intangibles and other assets	130	160
Total assets	$32,712	$29,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,809	$1,302
Accrued compensation	1,914	1,778
Paycheck Protection Program loan - current	496	—
Revolving credit facility, net	420	2,891
Common stock warrant liability	1,524	23
Other accrued expenses	1,598	1,401
Deferred revenue	289	277
Operating lease liability - current	809	775
Other current liabilities	508	342
Total current liabilities	9,367	8,789
Finance lease liability - long term	16	24
Paycheck Protection Program - Long Term payable	1,467	—
Deferred Income - Government awards - long term	2,263	—
Operating lease liability - long term	2,654	3,067
Total liabilities	15,767	11,880

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2020 and December 31, 2019.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 61,407,331 shares, outstanding 61,245,265 shares as of June 30, 2020 and issued 50,250,378 shares, outstanding 50,088,312 shares as of December 31, 2019.	61	50
Additional paid-in capital	262,194	258,767
Accumulated deficit	(244,810)	(240,610)
Treasury stock, 162,066 shares as of June 30, 2020 and December 31, 2019.	(500)	(500)
Total shareholders’ equity	16,945	17,707
Total liabilities and shareholders’ equity	$32,712	$29,587

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:

Product	$6,260	$4,958	$11,894	$10,465
Contract	1,440	403	2,537	1,008
Total revenues, net	7,700	5,361	14,431	11,473

Cost of revenues:

Product	4,978	4,898	9,768	9,324
Contract	746	238	1,253	588
Total cost of revenues	5,724	5,136	11,021	9,912

Gross profit	1,976	225	3,410	1,561

Operating expenses:

Research and development	1,599	1,300	2,579	2,897
Selling, general and administrative	1,712	1,777	3,510	3,716
Total operating expenses	3,311	3,077	6,089	6,613

Loss from operations	(1,335)	(2,852)	(2,679)	(5,052)

Other income (expense):
Change in fair value of common stock warrant liability	(1,481)	536	(1,501)	1,330
Interest expense, net	(18)	(21)	(35)	(55)
Other income, net	3	—	15	—
Total other (expense) income	(1,496)	515	(1,521)	1,275
Loss before provision for income taxes	(2,831)	(2,337)	(4,200)	(3,777)
Income taxes	—	—	—	—
Net loss	$(2,831)	$(2,337)	$(4,200)	$(3,777)

Loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.08)	$(0.08)

Weighted average number of shares outstanding:

Basic and Diluted	56,754,867	48,817,940	54,196,732	46,979,505

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	5,659	$—	50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707
Stock based compensation	—	—	—	—	43	—	—	43
Public offering of common shares, net of offering costs	—	—	3,730,540	4	1,548	—	—	1,552
Net loss	—	—	—	—	—	(1,369)	—	(1,369)
Balance, March 31, 2020	5,659	$—	53,980,918	$54	$260,358	$(241,979)	$(500)	$17,933
Stock based compensation	—	—	—	—	44	—	—	44
Public offering of common shares, net of offering costs	—	—	3,408,913	3	1,756	—	—	1,759
Exercise of common stock warrants			4,017,500	4	36			40
Net loss	—	—	—	—	—	(2,831)	—	(2,831)
Balance, June 30, 2020	5,659	$—	61,407,331	$61	$262,194	$(244,810)	$(500)	$16,945

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Stock based compensation	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(1,439)	—	(1,439)
Balance, March 31, 2019	5,659	$—	45,323,339	$45	$254,929	$(237,751)	$(500)	$16,723
Stock based compensation	—	—	—	—	97	—	—	97
Public offering of common shares, net of offering costs	—	—	4,000,000	4	3,299	—	—	3,303
Exercise of common stock options	—	—	12,500	—	8	—	—	8
Net loss	—	—	—	—	—	(2,337)	—	(2,337)
Balance, June 30, 2019	5,659	$—	49,335,839	$49	$258,333	$(240,088)	$(500)	$17,794

See notes to Condensed Consolidated Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,200)	$(3,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	963	988
Change in fair value of common stock warrant liability	1,501	(1,330)
Stock-based compensation	87	290
Amortization of operating lease right-of-use assets	371	314
Changes in operating assets and liabilities:
Accounts receivable	144	453
Unbilled accounts receivable	139	203
Inventories	362	214
Prepaid expenses and other current assets	(259)	(72)
Deferred revenues	12	96
Operating lease liabilities	(387)	(291)
Accounts payable, accrued expenses, and other current liabilities	1,032	(242)
Net cash used in operating activities	(235)	(3,154)
Cash flows from investing activities:
Purchase of equipment	(676)	(833)
Net cash used in investing activities	(676)	(833)
Cash flows from financing activities:
Repayments (borrowings) under revolving line of credit, net	(2,471)	1,022
Proceeds from public offering, net	3,311	3,303
Proceeds from Paycheck Protection Program loan	1,963	—
Proceeds from warrant exercise, net	40	—
Proceeds from exercise of stock options	—	8
Net cash provided by financing activities	2,843	4,333
Net increase in cash and cash equivalents	1,932	346
Cash and cash equivalents, beginning of period	3,515	3,359
Cash and cash equivalents, end of period	$5,447	$3,705

Cash paid for interest	$40	$32
Cash paid for income taxes	$—	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

The Business

eMagin Corporation (the “Company”) designs, develops, manufactures and markets Active Matrix OLED (organic light emitting diode)  -on-silicon microdisplays used in military and commercial AR/VR devices and other near-eye imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements as of December 31, 2019 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The total intangible amortization expense was approximately $2 thousand and approximately $4 thousand and for the three and six months ended June 30, 2020 and approximately $9 thousand and approximately $14 thousand for the comparable 2019, periods, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$331	$321	$300	$423
Warranty accruals and adjustments	21	39	59	(39)
Warranty claims	(1)	(43)	(8)	(67)
Ending balance	$351	$317	$351	$317

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

For the three and six months ended June 30, 2020 and 2019, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three and six months ended June 30, 2020 and 2019 that were not included in diluted EPS as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options	5,058,360	4,832,468	5,058,360	4,832,468
Warrants	15,265,773	19,295,773	15,265,773	19,295,773
Convertible preferred stock	7,545,333	7,545,333	7,545,333	7,545,333
Total potentially dilutive common stock equivalents	27,869,466	31,673,574	27,869,466	31,673,574

Government Funding

The Company accounts for awards received from the U.S. Government for procurement of capital equipment after analysis of the terms of the underlying award contract, and in accordance with contract and equipment purchase milestones and accounting principles for grant accounting. For awards in which the Company will hold title to the underlying equipment, the Company initially records amounts invoiced to the U.S. Government for equipment progress payments on the accompanying Consolidated Balance Sheets as Deferred Income – Government Awards – long term and Accounts Receivable. The Company records said progress payments made to capital equipment vendors in Equipment, Furniture and Leasehold improvements. Amounts recorded in Deferred Income – Government Awards – long term will be recognized as Other Income on the accompanying Consolidated Statement of Operations on a systematic basis as depreciation and other expenses are incurred over the useful life of the capital equipment.

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments. The asset based lending facility (the “ABL Facility”) is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin. The PPP loan is presented on the balance sheet as current portion of long-term debt, and long-term payables based upon the schedule of repayments and excluding any possible forgiveness of the loans.

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2020	$23
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	1,501
Balance as of June 30, 2020	$1,524

The fair value of the liability for common stock purchase warrants at issuance and at June 30, 2020 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date. Inputs to the model at June 30, 2020 included remaining contractual terms of the warrants ranging from 1.9 to 2.6 years, at risk-free interest rates of 0.3%, with no expected dividends, and expected volatility of the price of the underlying common stock of 97.9%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and six months ended June 30, 2020,  five  customers of 17.3%,  14.4%,  10.9%,  10.2%, and 10.0% and three customer of 14.61%,  14.43% and 14.02% accounted for over 10% of net revenues, respectively. As of June 30, 2020, three customers accounted for 38.9%,  11.9%,  and 11.2% of the Company’s consolidated accounts receivable balance, respectively. As of June 30, 2019,  three customers accounted for 13%, 13%, and 12% of the Company’s consolidated accounts receivable balance, respectively.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six months ended June 30, 2020, the Company incurred a net loss $4.2 million and used cash in operating activities of $0.2 million. As of June 30, 2020, the Company had $5.4 million of cash, $0.4 million of outstanding indebtedness and borrowing availability of $3.1 million under its ABL Facility.  In addition, the Company has $1.96 million outstanding under a PPP Loan, which may be forgiven if the loan is used for eligible expenses and meets PPP criteria for forgiveness.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for the Company’s products will be significantly harmed. The Company has experienced delays in product shipments and is expecting slowing economic conditions may adversely affect its business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for the Company’s products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect the Company’s liquidity and capital resources in the future as well as its ability to continue as a going concern.

Due to continuing losses, the COVID-19 pandemic, and uncertainty regarding the Company’s need or ability to borrow under its ABL Facility, or continue to raise funds under an ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. In addition during the six months ended June 30, 2020, the Company borrowed $1.96 million under the PPP loan program and raised $3.3 million of funds under its ATM Facility. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, subject to PPP loan restrictions, 4) reduce discretionary and other expenses 5) hire a new head of Business Development, and 6) considering additional financing and/or strategic alternatives.

Subsequent to the end of the second quarter of 2020, the Company used the remaining amount available under its ATM facility to raise an additional $6.5 million of capital. The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of August 2020, and the anticipated availability of its ABL facility, the Company believes it has sufficient liquidity to support its working capital requirements through the third quarter of 2021. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, continue to raise funds under its ATM facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's accounts receivable, and it requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company is still evaluating the impact of this ASU on the consolidated financial statements.

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

Additional disaggregated revenue information for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
North and South America	$4,177	$2,855	$7,717	$6,253
Europe, Middle East, and Africa	2,221	2,152	4,922	4,479
Asia Pacific	1,302	354	1,792	741
Total	$7,700	$5,361	$14,431	$11,473

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Military	$4,952	$3,199	$9,751	$7,646
Commercial, including industrial and medical	409	776	722	1,112
Consumer	1,335	324	2,023	746
Multiple	1,004	1,062	1,935	1,969
Total	$7,700	$5,361	$14,431	$11,473

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $6.1 million and $4.0 million as of June 30, 2020 and December 31, 2019. Accounts receivable associated with revenue from customers were $3.7 million and the receivable under the IBAS award was $2.4 million as of June 30, 2020, as described in Note 12 - Government Funding.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	21	June 30,	December 31,
		2020	2019

Unbilled Receivables (contract assets)		$16	$155

Deferred Revenue (contract liabilities)		$(289)	$(277)

For the three and six months ended June 30, 2020 the Company recognized $3 thousand and $33 thousand of revenue related to its contract liabilities that existed at December 31, 2019. For the three and six months ended June 30, 2019 the Company recognized no revenue and $38 thousand of revenue related to its contract liabilities that existed at December 31, 2018.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.9 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable (1)	$6,224	$4,105
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$6,085	$3,966
(1)

Accounts receivable associated with revenue from customers were $3.7 million and receivable due to the Company from an IBAS award was $2.4 million as of June 30, 2020, as described in Note 12 - Government Funding.

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$2,853	$2,788
Work in process	1,610	1,561
Finished goods	4,946	5,248
Total inventories	9,409	9,597
Less inventory reserve	(939)	(765)
Total inventories, net	$8,470	$8,832

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	June 30,	December 31,
(in thousands)	2020	2019
Revolving credit facility	$420	$2,891

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of June 30, 2020, the Company had $0.4 million in borrowings outstanding, had unused borrowing availability of $3.1 million and was in compliance with all financial debt covenants.

Promissory Note under the Paycheck Protection Program

On June 8, 2020, the Company received a loan under the U.S. Small Business Administration’s Paycheck Protection Program from KeyBank National Association related to the COVID-19 crisis in the amount of $1.96 million. Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. Pursuant to the terms of the PPP loan, the Company may apply for forgiveness of the loan in an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company intends to use the proceeds for purposes consistent with the PPP. Future annual minimum loan payments as of June 30, 2020 were $1.0 million for 2021 and 2022, respectively.

Note 6 – Stock Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenues	$6	$6	$12	$14
Research and development	18	21	35	45
Selling, general and administrative	20	70	40	231
Total stock compensation expense	$44	$97	$87	$290

At June 30, 2020, total unrecognized compensation costs related to stock options was approximately $20 thousand, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.3 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Six Months Ended
	June 30,
	2020	2019
Dividend yield	0%	0%
Risk free interest rates	2.48%	2.48%
Expected volatility	41.7 to 49.2%	41.7 to 49.2%
Expected term (in years)	3.5 to 4.8	3.5 to 4.0

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

A summary of the Company’s stock option activity for the six months ended June 30, 2020, presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,404,985	$2.40
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options cancelled or expired	(346,625)	3.54
Outstanding at June 30, 2020	5,058,360	$2.40	3.04	$—
Vested or expected to vest at June 30, 2020 (1)	5,055,131	$2.40	3.04	$—
Exercisable at June 30, 2020	4,896,954	$2.32	3.03	$—
(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised was zero for the three and six months ended June 30, 2020. The Company issues new shares of common stock upon exercise of stock options.

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three months ended June 30, 2020 and 2019.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2020 and 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of June 30, 2020.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however, benefit from one provision which allows for the immediate refund of the Alternative Minimum Tax Credit (“AMT Credit”). The Company has filed an amendment to claim the AMT Credit and is anticipating a refund of $212 thousand.  This tax receivable was recorded during 2017,  and is reflected in Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheet as of June 30, 2020.

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.1 million at June 30, 2020.

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

As disclosed in the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019, during the quarter ended June 30, 2018, the Company made a decision to exit the Consumer Night Vision Business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While the Company believes that it has adequately accrued for the losses and is in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of June 30, 2020 if the Company fails to resolve these claims in a timely and/or favorable manner.

Note 9 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

	Issued	Outstanding	Exercise Price	Expire
2015 Warrant Issuance	383,500	383,500	2.05	Jun 2021
2016 Warrant Issuance	2,947,949	2,947,949	2.60	Feb 2022
2017 Warrant Issuance(1)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance(2)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance(2)	4,004,324	3,974,324	1.55	Jul 2023
2019 Warrant Issuance	240,000	210,000	0.55	Apr 2024
2019 Warrant Issuance(3)	6,000,000	6,000,000	0.78	Oct 2024
		15,265,773
(1)	Issued in conjunction with an unsecured line of credit.
(2)	Warrants are subject to liability accounting.
(3)	Private Placement unregistered warrants exercisable six months following issuance.

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

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	June 30,	December 31,
	2020	2019
2018 January and February Issuance
Fair Value	$1,216	$22

2017 May issuance
Fair Value	308	1
	$1,524	$23

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Change in Fair Value of common stock warrant liability (1)	$(1,481)	$536	$(1,501)	1,330

(1)	The combined changes in fair value is reflected as income from change in the fair market value of common stock warrant liability.

During the quarter ended June 30, 2020,  4,000,000 of pre-funded warrants were exercised (with cash exercise price of $0.01 per share) in exchange for 4,000,000 shares of the Company’s common stock. On June 12, 2020, 30,000 warrants were exercised on a cashless basis in exchange for 17,500 shares of the Company’s common stock.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Finance Lease Cost:
Amortization of right-of-use assets	$4	$3	$8	$3
Interest on lease liabilities	1	1	2	1
Operating lease cost	246	246	493	503
Short-term lease cost	15	14	31	28
Total Lease Cost	$266	$264	$534	$535

Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$266	$251	$531	$501
Financing cash flows from finance leases	$5	$2	$10	$2
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$50	$-	$550
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

	June 30, 2020	December 31, 2019
Finance lease right-of-use assets	$32	$40
Operating lease right-of-use assets	$3,358	$3,729
Finance lease liability, current	$18	$16
Finance lease liability, non-current	$16	$24
Operating lease liabilities, current	$809	$775
Operating lease liabilities, non-current	$2,654	$3,067
Weighted average remaining lease terms - finance leases	1.83 years	2.33 years
Weighted average remaining lease terms - operating leases	3.92 years	4.42 years
Weighted average discount rate - finance leases	10.91%	10.91%
Weighted average discount rate - operating leases	8.48%	8.48%

Future annual minimum lease payments and finance lease commitments as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$532	$9
2021	1,054	20
2022	1,014	8
2023	1,022	-
2024	426	-
Total undiscounted future minimum lease payments	4,048	37
Less imputed interest	585	3
Lease liability	$3,463	$34

Note 11 – Shareholders’ Equity

Equity Raises

On June 10, 2020, the Company filed a prospectus supplement to update and amend the aggregate amount of shares it may sell pursuant to the Company’s At The Market Offering Agreement, dated November 22, 2019 and amended February 13, 2020, between the Company and H.C. Wainwright & Co., LLC, to $7.29 million.  The Company intends to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes. As of June 30, 2020, the Company raised $3.3 million, net of offering expenses, through the sale of shares under the ATM facility.

Note 12 – Government Funding

On June 11, 2020 the Company announced that it was awarded $5.5 million under the US Department of Defense (“DoD”), IBAS Program for OLED Supply Chain Assurance. These funds are for procurement and installation of capital equipment in eMagin’s NY-based manufacturing facility.

The capital funding of $5.5 million provided during this program will be used to procure key equipment and tooling, and reimburse the Company for certain labor and material costs, which the Company believes will improve all aspects of eMagin’s OLED microdisplay production, including increased throughput and capacity. The IBAS agreement indicated that additional awards might be available, and were subsequently received by the Company as described in Note 13 – Subsequent events.

The Company will recognize the IBAS award as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of June 30, 2020, the Company has invoiced the DOD program for $2.4 million for initial deposits required by capital equipment vendors under this IBAS award. Amounts related to this initial invoice to the DOD are presented on the balance sheet in accounts receivable, other current liability, and deferred income – Government awards – long term. The Company expects to receive the $2.4 million invoiced in August 2020, and place the related down payments to vendors. Additional amounts remaining under this $5.5 million award will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms.

Note 13 – Subsequent Events

On July 28 2020, the Company announced that it has been awarded a $33.6 million contract over the next thirty-three months from the DoD to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on the Company’s proprietary direct patterning technology (“dPdTM”). This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at eMagin’s Hopewell Junction, New York, headquarters.

During July 2020, the Company realized net proceeds of $6.5 million under its ATM facility. The Company intends to use the funds for working capital and other general corporate purposes.

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

We have been deemed to be an essential business in New York State and have continued to produce and ship products during the COVID-19 pandemic. We have implemented employee health and safety measures per Centers for Disease Control and Prevention, or CDC, guidelines, including mandating use of personal protective equipment, employee temperature checking, daily location tracking and employee surveys, observing social distancing guidelines and enhanced facility cleaning. We continue to supply products to our customers as well as maintain continuity in our supply chain and expect to continue our operations throughout the duration of the pandemic and beyond. To date we have experienced disruptions in supply, had two employees test positive for the COVID-19 virus and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 virus or resurgences, on either our internal operations or those of our suppliers or customers, including the possible impact on state or international quarantine requirements on shipments and delivery personnel. In addition, please review the various risk factors relating to the COVID-19 pandemic discussed in Part II, Item 1A of this Report.

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

During the fourth quarter of 2019, we also implemented spending reductions and controls to reduce our overall cost structure. These measures lowered our overall spending as evidenced by the reduction during the first half of fiscal 2020 of our research and development, or R&D, and Selling, General and Administrative, or SG&A, expenses as compared to the first half of fiscal 2019. These measures included a work status reduction, or Work Status Reduction, with the objective of reducing expenses and saving cash. Pursuant to the Work Status Reduction, the work status of each of our executive officers was reduced by twenty percent (20%) and the work status of certain of our vice presidents was reduced by either twenty percent (20%) or ten percent (10%). We also negotiated reductions in service fees, which are expected to further reduce our expenses going forward.

We are continually making improvements in production processes. Our manufacturing line and production equipment have been running without major issues. We are in the process of implementing some of the processes from our yield improvement efforts and we have initiated an effort to explore an overall productivity improvement in the operations area that we believe has the potential to significantly impact the bottom line. Our backlog at June 30, 2020 was $13.3 million compared to backlog of $11.7 million at December 31, 2019 reflecting increased bookings during the quarter.

During the quarter, we continued to ship a significant amount of product for the ENVG-B program and continued to produce displays for the F-35 program. We received bookings for additional design work under the F-35 program, additional US Government and international programs and some medical follow on orders. Our USA-based design and manufacturing, combined with in-house advanced backplane design, and the promise of our Direct Patterning Display (dPdTM) technology continues to give us a competitive advantage more than ever before in these markets. Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool in the second quarter and we plan to ship in small quantities to customers in the third quarter 2020.

Because of the significant opportunities related to dPd and the progress that we have been making, we increased our R&D activities and expenditures during the quarter.

We received a significant affirmation of the strength of our products and technology in the quarter from the U.S. government. In the past two months, we received two Department of Defense awards totaling $39.1 million.  eMagin is the only US manufacturer of OLED microdisplays and our displays are used in many important U.S. Military programs.

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

Liquidity and Going Concern

As explained below under Liquidity and Capital Resources, the accompanying consolidated financial statements have been prepared on the going concern basis, which assumes we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However due to continuing losses, uncertainty regarding the COVID-19 pandemic, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, or continue to raise funds under our at the market facility, or ATM, facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread or recurrence of COVID-19 will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for our products will be significantly harmed. We are currently seeing delays in product shipments and are expecting slowing economic conditions may adversely affect our business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future as well as our ability to continue as a going concern.

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

Critical Accounting Policies

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020, for a discussion of our critical accounting policies. There were no material changes to such policies in the first six months of June 30, 2020. New accounting policies adopted during the quarter, including accounting for Government funding are described in Note 1, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this Report.

Results of Operations

Comparative results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Product	$6,260	$4,958	$1,302	$11,894	$10,465	$1,429
Contract	1,440	$403	1,037	2,537	1,008	1,529
Total revenue, net	$7,700	$5,361	$2,339	$14,431	$11,473	$2,958

Revenues for the three and six months ended June 30, 2020 were $7.7 million and $14.4 million, respectively, as compared to revenues of $5.4 million and $11.5 million, respectively for the three and six months ended June 30, 2019.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three and six months ended June 30, 2020 product revenue increased by $1.3 million and $1.4 million, respectively, from the comparable prior year periods. The increase in display revenues during the three months ended June 30, 2020 was primarily due increases in demand from military customers and displays shipped at higher average selling prices, as compared to the three months ended June 30, 2019. The increase in display revenues during the six months ended June 30, 2020 also reflected increases in volume of displays shipped at higher average selling prices, as compared to the six months ended June 30, 2019. Revenues in 2019 were impacted by manufacturing challenges that began in the fourth quarter of 2018 and continued through the second quarter of 2019, which affected yields and throughput and resulted in lower than planned shipments during the first six months of 2019.

Contract revenue is comprised of revenue from R&D and non-recurring engineering contracts. For the three and six months ended June 30, 2020, contract revenue increased by $1.0 million and $1.5 million, respectively, reflecting the contribution from contract R&D work for the consumer market, as compared to the prior year period.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Product	$4,978	$4,898	$80	$9,768	$9,324	$444
Contract	746	238	508	1,253	$588	665
Total cost of revenues	$5,724	$5,136	$588	$11,021	$9,912	$1,109

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three and six months ended June 30, 2020 increased by $0.6 million and $1.1 million, respectively, from the comparable prior year periods due to increased revenues.

The following table outlines product and contract total gross profit and related gross margins for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenues gross profit	$1,282	$60	$2,126	$1,141
Product revenues gross margin	20%	1%	18%	11%
Contract revenues gross profit	$694	$165	$1,284	$420
Contract revenues gross margin	48%	41%	51%	42%
Total gross profit	$1,976	$225	$3,410	$1,561
Total gross margin	26%	4%	24%	14%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended June 30, 2020 of $2.0 million increased $1.8 million, from the comparable prior year period primarily reflecting both increases in product and contract revenues. Gross profit for the six months ended June 30, 2020, of $3.4 million also increased $1.8 million as compared to the prior year period and also benefitted from increases in product and contract revenues. Total gross margin was 26% and 24% for the three and six months ended June 30, 2020 compared to 4% and 14% for the comparable 2019 periods, respectively.

The product gross profit of $1.3 million and $2.1 million for the three and six months ended June 30, 2020, respectively, increased from the comparable prior year primarily due to increased shipments of displays in the three and six months ended June 30, 2020 compared to the prior year period, and improvements in yield in the first half of 2020 compared to the first half of 2019. The increase in product gross margins was impacted by the higher average selling prices for the three and six months ended June 30, 2020 as compared to lower throughput due to manufacturing challenges from the comparable prior year periods.

Contract gross margin is dependent upon the mix of internal versus external third party costs and materials, with the external third party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three and six months ended June 30, 2020, contract revenue gross profit was $0.7 million and $1.3 million, compared to $0.2 million and $0.4 million, respectively, for the prior year periods. Increased contract revenue gross profit in the three and six months ended June 30, 2020 reflects favorable margins on contract revenues for the consumer market.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Research and development expense	$1,599	$1,300	$299	$2,579	$2,897	$(318)
Percentage of net revenue	21%	24%		18%	25%
Selling, general and administrative expense	$1,712	$1,777	$(65)	$3,510	$3,716	$(206)
Percentage of net revenue	22%	33%		24%	32%
Total operating expenses	$3,311	$3,077	$234	$6,089	$6,613	$(524)
Percentage of net revenue	43%	57%		42%	58%

Research and Development

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses were $1.6 million and $2.6 million for the three and six months ended June 30, 2020 and increased by $0.3 million and decreased $0.3 million, respectively, compared to prior year periods, which on a percentage basis was 21% and 18% of revenues, respectively. The change in R&D costs in the current year periods reflects focus on R&D projects related to dPd technology and XLE display development, partially offset by costs charged to contract R&D work for the consumer market.

Selling, General and Administrative

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses for the three and six months ended June 30, 2020, decreased $0.1 million and $0.2 million, respectively, compared to the prior year periods. The decrease was primarily due to lower spending on salaries resulting from a 20% work status reduction implemented in October 2019, reductions in non-cash compensation for the Board of Directors that took effect in December 2019,  and lower travel and other discretionary expenses.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Income or expenses related to the change in fair value of warrant liability were $1.5 million, for the three and six months ended June 30, 2020, respectively. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model.

Liquidity and Capital Resources

As of June 30, 2020, we had $5.4 million in cash, working capital of $12.0 million and borrowings outstanding and borrowing availability under the ABL Facility of $0.4 million and $3.1 million, respectively. In addition, the Company has $1.96 million outstanding under a PPP Loan, which may be forgiven if the loan is used for eligible expenses and meets PPP criteria for forgiveness. This is in comparison with $3.5 million in cash, working capital $8.8 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.9 million and $1.2 million, respectively, at December 31, 2019.

On June 11, 2020, the Company was granted a $5.5 million award from the Department of Defense Industrial Base Analysis (“IBAS”) and Sustainment program for Organic Light Emitting Diode (OLED) Supply Chain Assurance. The Company received these funds for procurement and installation of capital equipment in our NY-based manufacturing facility. This IBAS award will be managed under the Cornerstone Other Transaction Authority (“Cornerstone OTA”) and fully funds Phase I of a three-phase agreement. The IBAS Cornerstone OTA was created to focus on strengthening the U.S. Manufacturing and Defense Industrial Base. The funds will be released to the Company beginning in August 2020 in accordance with down payments and progress payment schedules of the various capital equipment vendors.

On June 8, 2020, the Company received a PPP loan from KeyBank National Association related to the COVID-19 crisis in the amount of $1.96 million.  The PPP loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for first six months. Pursuant to the terms of the loan, the Company may apply for forgiveness for an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), although no more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

On July 28 2020, the Company announced that it has been awarded a $33.6 million contract over the next thirty three months from the DoD to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on the Company’s proprietary direct patterning technology (“dPdTM”). This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at eMagin’s Hopewell Junction, New York, headquarters.

For the six months ended June 30, 2020 cash used in operating activities, were $0.2 million, which was attributable to a net loss of $4.2 million and changes in operating assets and liabilities of $1.0 million and non-cash income and expenses of $2.9 million. Cash used in operating activities for the six months ended June 30, 2019 was $3.2 million.

For the six months ended June 30, 2020 cash used in investing activities was $0.7 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance the Company’s dPdTM technology. As of June 30, 2020, we had outstanding commitments to purchase approximately $0.1 million in capital expenditures, and expect to make additional capital expenditures during 2020 to improve our manufacturing and R&D capabilities. These commitments exclude amounts to be purchased and funded by the Department of Defense, as described above. Cash used in investing activities during the six months ended June 30, 2019 was $0.8 million for equipment purchases.

For the six months ended June 30, 2020, cash provided by financing activities was $2.8 million, from equity financing with net proceeds of $3.3 million and proceeds of the PPP loan of $2.0 million offset by net repayments of $2.5 million under our credit facility. Net cash provided by financing activities during the six months ended June 30, 2019 was $4.3 million.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for the Company’s products will be significantly harmed. The Company has experienced delays in product shipments and is expecting slowing economic conditions may adversely affect its business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for the Company’s products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect the Company’s liquidity and capital resources in the future as well as its ability to continue as a going concern.

Due to continuing losses, the COVID-19 pandemic, and uncertainty regarding the Company’s need or ability to borrow under its ABL Facility, or continue to raise funds under an ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. In addition, during the six months ended June 30, 2020, the Company borrowed $1.96 million under the PPP loan program and raised $3.3 million of funds under its ATM Facility. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, subject to PPP loan restrictions, 4) reduce discretionary and other expenses 5) hire a new head of Business Development, and 6) considering additional financing and/or strategic alternatives.

Subsequent to the end of the second quarter of 2020, the Company used the remaining amount available under its ATM facility to raise an additional $6.5 million of capital. The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of August 2020, and the anticipated availability of its ABL facility, the Company believes it has sufficient liquidity to support its working capital requirements through the third quarter of 2021. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, continue to raise funds under its ATM facility, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

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

Equity Raises

On June 10, 2020, the Company filed a prospectus supplement to update and amend the aggregate amount of shares it may sell pursuant to the Company’s ATM Offering Agreement, dated November 22, 2019 and amended February 13, 2020, between the Company and H.C. Wainwright & Co., LLC, to $7.29 million.  The Company intends to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes. As of June 30, 2020, the Company raised $3.3 million, net of offering expenses, through the sale of shares under the ATM facility.

During July 2020, the Company utilized the amount remaining under its ATM facility and realized net proceeds of $6.5 million. The Company intends to use the funds for working capital and other general corporate purposes.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of June 30, 2020, we had $0.4 million in borrowings, had unused borrowing availability of $3.1 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our finance and administrative workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, during the quarter ended June 30, 2018, we made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of June 30, 2020, if we fail to resolve these claims in a timely and/or favorable manner

ITEM 1A.   Risk Factors

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

The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the current slowdown or any recession. If either were prolonged, demand for our products will be significantly harmed. We are currently seeing delays in product shipments. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 virus or resurgences, on either our internal operations or those of our suppliers or customers, including the possible impact on state or international quarantine requirements on shipments and delivery personnel. Slowing economic conditions could adversely affect our business in the second half of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future as well as our ability to continue as a going concern.

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

4.8	Description of Registrants Securities.

10.1	At Market Offering Agreement, between eMagin Corporation and H.C. Wainwright & Co., LLC (the Company’s Current Report on Form 8-K filed on June 10, 2020).

10.2

Department of Defense Industrial Base Analysis and Sustainment program for Organic Light Emitting Diode (OLED) Supply Chain Assurance award (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 11, 2020).

10.3	Prototype Project Agreement for Organic Light Emitting Diode (OLED) Micro-Displays, dated June 8, 2020, by and between the Company and the United States of America. (1)

10.4	U.S. Small Business Administration’s Paycheck Protection Program (“SBA Loan”) loan received (the Company’s Current Report on Form 8-K filed on June 12, 2020).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer