Form 10-K
period 2020-12-31
EMAGIN CORP
filed 2021-03-19
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE American of $0.79 was approximately $39.4 million. For purposes of the above statement only, all directors, executive officers, and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of March 8, 2021 was 71,119,183.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

In particular, forward-looking statements in this Report include statements about:

•	our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern;
•	our ability to generate additional revenue or secure additional financing when required, in order to continue our current operations;
•	our ability to manufacture our products on a timely basis and at a competitive cost;
•	our ability to successfully remediate manufacturing issues that have resulted in production delays and successfully integrate new equipment on our manufacturing line;
•	our ability to achieve our yield improvement initiatives;
•	our ability to meet our obligations as they become due over the next twelve months;
•	our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing;
•	the potential for forgiveness of the Paycheck Protection Program (“PPP”) loan under the terms of the PPP and the possible impact of any audit related to the PPP Note;
•	the impact of the COVID-19 pandemic on our business;
•	our anticipated cash needs and our estimates regarding our capital requirements;
•	our ability to repay our indebtedness pursuant to the asset based lending, or ABL facility;
•	our ability to maintain our relationships with customers and vendors;
•	our ability to protect our intellectual property;
•	our ability to successfully develop and market our products to customers;
•	our ability to generate customer demand for our products in our target markets;
•	the development of our target markets and market opportunities, including the consumer market;
•	technological developments in our target markets and the development of alternate, competing technologies in them;
•	the rate of acceptance of augmented reality/virtual reality, or AR/VR, systems and products in the consumer and commercial marketplace;
•	our potential exposure to product liability claims;
•	our ability to meet customers’ delivery schedules;
•	market pricing for our products and for competing products;
•	the concentration of a significant ownership percentage in a relatively small number of stockholders and the ability of one or more of such stockholders to exert substantial control over our affairs;
•

changes in demand by original equipment manufacturer or OEM,  customers for advanced microdisplays, limited availability of suppliers and foundries, high costs of raw materials, pricing pressure brought by the marketplace or governmental customers and other factors that impact the commercial, military and consumer markets in which we operate;

•	increasing competition;
•

our ability to comply with the terms of government awards; provisions in certain of our organizational documents, commercial agreements, government awards, and our military contracts that may prevent or delay an acquisition of, partnership with, or investment in us and our ability to develop original equipment manufacturer and mass production partnerships;

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

In this Report, references to “eMagin Corporation,” “eMagin,”, “we,” “us,” and “our company” refer to eMagin Corporation and our wholly owned subsidiary, Virtual Vision, Inc. References to “Consumer Night Vision Business” refers to our consumer night vision products business.

eMagin® is a registered trademark of eMagin Corporation. dPdTM is an unregistered trademark of eMagin.  All other trademarks used in this Annual Report are the property of their respective owners.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

Risks related to our financial position, including risks relating to:

•	our ability to continue as a going concern;
•	our ability to generate revenue or obtain financing to mitigate the going concern risk;
•	our ability to meet obligations and continue our current level of operations;
•	uncertainty regarding our ability to obtain additional capital funding; and

Risks related to our business and industry, including risks relating to:

•	the impact of significant fluctuations in our operating results;
•	the impact of production challenges on our ability to deliver against orders or introduce new products;
•	dependence on critical machines and tools that can break down and impact production;
•	reliance on sole and limited source suppliers;
•	the impact of the COVID-19 pandemic on our business;
•	the impact of material requirements planning on demand and capacity;
•	the variability of production yields;
•	demand changes due to economic conditions, governmental regulations and alternative technologies;
•	the highly competitive nature of the display industry;
•	advantages our competitors have over us;
•	variations in cyclical demand;
•	product sales that are subject to lengthy OEM development periods;
•	the need to develop new products or enhancements to maintain or improve our profit margins;
•	the impact of a failure to develop and maintain relationships with companies that use our technology;
•	the variability of our military and commercial contract revenue and future licensing revenue;
•	the dependency of our AR/VR display development efforts on overall acceptance of AR/VR systems in the marketplace; and
•	the speed of development of the market segments for consumer and commercial AR/VR systems.

Risks related to ownership of our common stock, including risks related to:

•	the volatility in the market price of our common stock;
•	share price risk related to provisions in agreements limit our ability to engage in mergers and acquisitions;
•	risks related to maintaining or losing our NYSE American listing;
•	the potential dilutive impact of future issuance of additional shares of common stock;
•	the expectation that we will not pay dividends in the foreseeable future;
•	the nature and content of public research reports about us;
•	the impact of anti-takeover provisions in our governing documents and under Delaware law;
•	the ability of series B convertible preferred stockholders to hinder a change in control that might increase our market price;
•	the ability of series B convertible preferred stockholders to block transactions that might benefit our share price; and
•	the potential impact on our share price of sales of large blocks of our common stock held by the series B convertible preferred stockholders; and
•	the impact of any failure to maintain effective internal controls and governance standards.

Risks related to our indebtedness, including risks relating to:

•	asset based lending, or ABL facility covenants that impose operating and financial restrictions;

•	risks related to repayment of ABL facility;
•	the potential impact of non-renewal of the ABL facility;
•	the impact of variable rate provisions on our debt service obligations and interest expense; and
•	our ability to repay the Paycheck Protection Program, or PPP loan.

Risks related to our intellectual property, including risks related to:

•	protection of our patents and technology;
•	intellectual property risks from conducting business in foreign jurisdictions;
•	changes to patent law; and
•	the potential impact of defending third party claims against us.

Risks related to governmental, legal or regulatory matters, including risks related to:

•	the impact of changes in federal budget priorities on display revenue;
•	the impact of changes in federal budget priorities on research and development, or R&D, contract revenue;
•	the impact of governmental and customer’s bid process on our revenues and profits;
•	our ability to obtain government funding and perform under award conditions;
•	the impact of compliance with U.S. government procurement laws and regulations;
•	the impact of compliance with export laws and regulations;
•	compliance with environmental regulations and possible liability; and
•	risks related to the disposition of our consumer night vision product business.

Risks related to Information Technology, including risks related to:

•	the reliance of our business on our Information Technology systems; and
•	the impact of a potential security breach on our business.

General risks, including risks relating to:

•	our ability to attract and retain key personnel;
•	economic conditions may adversely impact our business;
•	risks related to international transactions;
•	risks related to product liability claims; and
•	the impact of changes in accounting principle on our reported financial results.

PART I

ITEM 1. BUSINESS

Introduction

We design, develop, manufacture and market organic light emitting diode, or OLED miniature displays, which we refer to as OLED-on-silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. Our products enable our original equipment manufacturer, or OEM, customers in the military, commercial and medical markets to develop and market improved or new electronic products.

We believe that our OLED microdisplays offer a number of significant advantages over comparable liquid crystal microdisplays, including higher contrast, greater power efficiency, less weight, more compact size, and negligible image smearing. Using our active matrix OLED technology, many computer and electronic system functions can be built directly into the OLED microdisplay silicon backplane, resulting in compact, high resolution and power efficient systems. Already proven in military and commercial systems, our product portfolio of differentiated OLED microdisplays deliver high-resolution, virtual images that perform effectively even in extreme temperatures and high-vibration conditions.

Our OEM customers incorporate our OLED displays in a variety of products including, military aviation helmets, military weapons sights and targeting systems, night vision and thermal imaging devices, training and simulation, visualization for ocular surgery, mobile ultrasound, and augmented reality applications.

We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED-on-silicon microdisplay technology. We have an intellectual property portfolio that includes 41 U.S. patents and 16 pending U.S. patents, and have over 24 years of manufacturing know-how and other proprietary technologies to create our high-performance OLED microdisplays. We also have 5 issued foreign patents and 24 foreign filings. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED-on-silicon microdisplays.

We also believe that our direct patterning, or dPd technology, which we introduced during 2018, gives us an advantage over other OLED microdisplays because it allows us to produce microdisplays with the high brightness required for VR and AR and certain military applications. Traditional OLED microdisplays utilize white emitting OLED with color filters that lessen the intensity of emitted light by as much as 80%, significantly reducing brightness. Microdisplays manufactured by dPd process technology do not require color filters to achieve color variations and allow for the application of more efficient OLED structures which achieve higher brightness. dPd also allows for much lower power and longer life when run at the same luminance of a color filter display.

We derive the majority of our revenue from sales of our OLED microdisplay products. We also earn revenue from commercial, consumer product and government development contracts that may complement and support our internal research and development programs. In addition, we generate sales from optics and microdisplays combined with optics. And finally, as the technology leader in this space, we may see future opportunities to license technologies like dPd to OEMs and other global manufacturers.

We were formed in March 2000, through the merger of Fashion Dynamics Corporation, and FED Corporation, a developer and manufacturer of optical systems and microdisplays for use in the electronics industry. Simultaneous with this merger, we changed our name to eMagin Corporation. We are incorporated in the state of Delaware.

Our common stock is traded on the NYSE American under the symbol EMAN.

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

Our technology is based on integrating a proprietary OLED device with a specially designed silicon backplane to produce efficient and high-performance AMOLED microdisplays. Our OLED displays incorporate a proprietary, top‑emitting structure for our OLED devices that enables OLED displays to be built on opaque silicon integrated circuits rather than only on glass. Our OLED microdisplays emit full visible spectrum (white) light that is isolated with color filters to create color images. Our microdisplays’ performance meets or exceeds the requirements for a typical notebook computer or cell phone and is useful for a myriad of applications. New processes and device improvements, such as our OLED‑XLS and OLED-XLE technologies, offer even better performance including brightness and efficiency.

We have developed extremely bright OLED microdisplays using our patented dPd technology and have demonstrated color high resolution 2K x 2K and widescreen ultra-extended graphics array, or WUXGA, microdisplays with brightness in excess of 7,500 nits, which we believe is the world’s highest resolution and brightness. In addition to our AMOLED technology, we have developed compact optic and lens enhancements, which when coupled with the microdisplay, help our OEM customers provide a high-quality large screen appearance.

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

Military

We believe eMagin is the only U.S. manufacturer of OLED microdisplays. We believe that head‑mounted systems incorporating our high brightness OLED microdisplays increase the user’s effectiveness by allowing hands‑free operation and increased situational awareness with sufficient brightness for use in daylight, yet dimmable for nighttime light security. OLED microdisplays possess performance characteristics important to demanding military and commercial (e.g., industrial) applications, including high contrast, wide dimming range, shock and vibration resistance, and insensitivity to high G‑forces. The design features and performance characteristics of our OLED microdisplays reduce the size, weight, and power required by current and future military systems, while also providing a wide operating temperature range. The image does not flicker or have color breakup in vibrating environments and the microdisplay’s wide viewing angle allows ease of viewing for long periods. Most important, our OLED’s low power consumption reduces battery weight and, for military applications, reduces constraints on mission length due to battery life. The OLED’s wide operating temperature range is of special interest for military applications because the display can turn on instantly at temperatures far below freezing and can operate at high temperatures such as in desert conditions. We believe that our microdisplay products provide power advantages over other microdisplay technologies, particularly liquid crystal displays which require backlights and heaters and cannot provide instant‑on capabilities at low temperatures. Incorporating OLED microdisplays into aviation helmets has been made possible in part by the high brightness, high contrast and other performance features of the OLED technology that we have developed.

Our products’ military applications primarily fall into three broad areas: (1) helmet‑mounted and handheld displays for situational awareness and data; (2) night vision/thermal imaging goggles, weapons sights, and handheld viewers; and (3) training and simulation devices. These systems are also well suited for demanding operations including; homeland defense, fire and rescue and urban security.

Situational Awareness.  Our OLED microdisplays have been incorporated into a broad range of U.S. and foreign military situational awareness programs. Situational awareness products include head‑mounted displays that are used to display images, including digital map, sensor imagery and pilot aviation information. In addition, handheld imagers provide improved situational awareness on the battlefield, as well as in training and simulation. These products can also be combined with a weapon system to give the user the capability to select targets without direct exposure. During 2020, we continued to develop and test displays under a program with Collins Aerospace to support the F-35 Lightning II helmet mounted display systems. These custom designed displays are a key component in providing superior contrast without the backlight glow that is inherent to LCD displays.  We will continue to support Collins Aerospace in 2021 as they further improve the display and take the product through qualification and deployment.

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

Commercial

We believe that a wide variety of commercial markets (in which we include the medical and industrial sectors) offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplace environments and the benefit of mobile displays to enhance visual performance. This market includes night and thermal imaging systems for law enforcement and first responders. Examples of existing and potential microdisplay applications include enhanced visualization for ocular surgery, mobile ultrasound, mobile nondestructive testing, enhanced vision for those with visual impairments, immediate access to inventory records or maintenance and construction manuals, routine quality assurance inspection, and real‑time viewing of images and data for a variety of applications. As an example, a user wearing an HMD while operating test equipment, such as an oscilloscope, can view technical data while simultaneously probing printed circuit boards. Current commercial products equipped with our OLED microdisplays in these sectors include those produced by Alcon, Abbott Laboratories, IMV (formerly BCF), Liteye, Trijicon, FLIR Systems, Nordic NeuroLab, and VRmagic.

Consumer

We believe a major driver of the longer term near‑eye virtual imaging microdisplay market is the growing consumer demand for mobile access to larger volumes of information and entertainment in smaller and more affordable packages. This desire for mobility has resulted in the development of mobile video personal viewer products in three general categories:

•	immersive VR headset‑application platforms such as accessories for gaming computers, and wearable telepresence systems;
•	AR glasses and personal viewers for cell phones; and
•	low cost thermal and low light imaging incorporated in scopes for hunting and other outdoor activities.

When we are able to manufacture our OLED displays in higher volumes at reduced costs and capitalize on our dPd technology, we believe that our products will be increasingly well positioned to compete with other microdisplays and cell phone size displays in the rapidly growing consumer market, particularly as demand expands for sophisticated mobile personal viewers offering higher resolution and better image quality for VR and AR applications. Users of VR HMDs are demanding a fully immersive experience. We believe our dPd technology addresses the critical performance parameters for next generation VR HMDs, including higher brightness, sharper resolution, lower power consumption, elimination of motion artifacts, and longer life. Our strategy for addressing the consumer mass market includes developing partnerships with both tier-one consumer companies and high-volume production manufacturing companies.

Potential applications for these personal viewers include handheld personal computers and mobile devices, such as smartphones, whose small, direct view screens limit the amount of information that can be displayed but which are now capable of running more complex software applications. Examples encompass applications where hands‑free viewing is desired such as entertainment and gaming video headset systems; nighttime or thermal imaging devices for hunting, camping, and other outdoor activities; and maintenance applications. In addition, in late 2015, we entered into a HMD technology licensing agreement with a tier-one consumer electronics company which includes the use of our 2K × 2K displays in its consumer headsets. In first quarter 2017, we entered into an agreement with a tier-one company interested in incorporating our proprietary dPd technology into potential headset products. Also during first quarter 2017, we performed tests for a tier-one consumer electronics company demonstrating our dPd technology as a path for AR and VR. We also entered into agreements with tier-one companies to develop a new display design for Virtual Reality and scale our dPd technology. During 2018, we designed a silicon backplane for this 4K design which is anticipated to have a 100-degree field of view. In late 2018 we received the first silicon wafers based on our 4K design from a foundry, and began testing and applying OLED materials to the wafers in furtherance, of our development efforts. During 2019, we demonstrated a 4K display at a major industry conference. During 2020, we entered into an agreement with another tier-one consumer company to design a display.

Our Products

Our first commercial microdisplay, the super video graphics array, or SVGA+, OLED, was introduced in 2001. In 2008, we introduced engineering samples of our super extended graphics array, or SXGA, 120 OLED microdisplays and began selling significant quantities of the product in 2010. In late 2011, we began selling pre‑production samples of our WUXGA OLED microdisplay which is now qualified and in production. In 2014, we released our Digital SVGA, and in 2015, we released our smaller pixel pitch digital SXGA and SXGA096, as well as an upgrade to the SXGA120 and WUXGA. Our OLED display products are being designed in products to be manufactured by OEM customers for a wide variety of military, commercial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or complete systems. We also offer engineering support to enable customers to integrate our products into their own product development programs and design customized displays with resolutions or features to meet specific customer requirements. In 2015, we announced the development of a prototype immersive headset that uses our prototype 2K × 2K display. During 2016, we demonstrated what we believe to be the world’s highest brightness (~4,500 cd/m2) and highest resolution (1920x1200 pixels) microdisplay using our proprietary dPd technology. During 2017, we developed prototype displays of our 2K x 2K display with an advanced backplane design and brightness exceeding 5,000 cd/m2. During 2018, we continued to make improvements in the features and brightness of our displays and achieved over 7,500 nits in our WUXGA displays. We have shipped sample high brightness displays fabricated using our dPd technology to numerous customers. During 2019, we shipped our dPd tool to the vendor for upgrading to enable better performance and yield. Following the upgrade, we received the tool back from the vendor and began fabricating dPd prototypes during the second half of 2020 and have sent samples to customers for evaluation.

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

Drive Boards

Through an agreement with Bild Innovative Technology we offer its line of OLED microdisplay compact driver boards to eMagin customers. Under this arrangement, customers now have the option of purchasing eMagin OLED microdisplays together with compact drive boards, thereby streamlining their prototyping efforts.  The initial boards available from eMagin will be for SXGA096, SXGA120, and DSVGA resolutions, with more to be added in the future.

Government Contract Revenues and Government Awards

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. government. In addition we have applied for and received U.S. government awards for the purchase of capital equipment.

In June 2020, we announced a $5.5 million award received under the U.S. Department of Defense Industrial Base Analysis, or IBAS, Program for OLED Supply Chain Assurance. In July 2020, we announced a $33.6 million award the U.S. Department of Defense to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will include equipment to manufacture our dPd displays. These funds will be used to purchase capital equipment over a 33 month period that will increase capacity, improve yields, and sustain operations at our Hopewell Junction, New York headquarters.

During 2020, we made progress towards our goals of securing new U.S. military programs, broadening our presence in foreign military applications, we continue to participate in discussions with the U.S. government on microdisplay development for future defense aviation/mounted/dismounted programs and to position our displays as a key component of the future Soldier System 2030 technology suite for enhanced soldier performance and accelerated decision-making.

We earn revenue from contracts with the U.S. government, either directly or funded through contractors that require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and are subject to authorization, appropriation and allocation of the required funding on an annual basis.

Commercial Contract Funding

We also derive a portion of our revenue from funding we receive from customers in both the military and commercial sectors. During 2020, our efforts towards consumer AR/VR applications continued. We were also awarded several contracts to fund our efforts to improve production yields and OLED device performance.

Our Strategy

Our strategy is to strengthen our technology leadership position and our expertise in active matrix OLED technology and silicon wafer design, including our dPd technology. We believe we are the only U.S. OLED microdisplay manufacturer and can capitalize on our experience by supplying microdisplays and virtual imaging technology solutions for applications in military, commercial, and consumer markets, globally.

We plan to continue our participation in U.S. government funded, and commercial contract research and development programs, which allow us to continue to advance our technology. We aim to provide microdisplays and complementary accessories to enable OEM customers serving a variety of markets, including military and commercial and consumer to develop and manufacture new and enhanced electronic products. The key elements of our strategy to achieve these objectives include:

•

Continue to be a valued supplier and partner to our military customers.  Our OLED expertise has allowed us to provide displays that meet the demanding requirements of our military customers for integration into night vision and thermal systems, aviation helmets, situational awareness and training systems in service of both U.S. Armed Forces and those of our NATO and other foreign military allies. As a U.S. manufacturer of OLED microdisplays, we afford advantages to U.S. prime contractors who are restricted by military procurement regulations from buying from, or manufacturing sensitive components in China and other restricted countries. Capitalizing on this strategy, in 2020, we received U.S. Department of Defense awards to procure capital equipment to enhance our manufacturing capabilities to produce OLED microdisplays used in several key military programs.

•

Strengthen our technology leadership. Our advanced backplane designs, intellectual property portfolio coupled with our OLED fabrication techniques and know-how, and dPd technology allow us to produce displays that offer a competitive edge for our customers who integrate our displays into their end products.  As the first to utilize AMOLED microdisplays we have a depth of knowledge and expertise, and have specialized manufacturing equipment in our in-house foundry that we believe will enable us to continue to develop performance improvements. We believe that our participation in U.S. government funded contract research and development programs, combined with our continuous investment in OLED research and development, will enable us to continue our technology leadership position.

•

Optimize microdisplay manufacturing efficiencies while protecting proprietary processes and partner with large volume manufacturers to bring our technology into high volume production.  With the help of equipment to be provided under our U.S. government awards, we intend to reduce our production costs primarily by improving manufacturing yields, eliminate single point of failure equipment, lower fixed costs through reduced cycle time and increased automation. The U.S. government awards will also enable us to procure a dPd tool capable of producing production quantities of these high-brightness, high-resolution displays. We outsource certain portions of microdisplay production, such as chip fabrication, to minimize our costs and time to market. We intend to retain the OLED‑related processes in‑house, where we have a core competency and manufacturing expertise. We also believe that by keeping these processes under tight control we can better protect our proprietary technology and process know‑how. We believe that this strategy will also enhance our ability to continue to optimize and customize processes and devices to meet customer needs. In order to address emerging high volume consumer electronics OLED microdisplay requirements, we are actively seeking manufacturing partners who can help us realize that objective.

•

Continue to build and maintain strong design capabilities. We employ in‑house design capabilities supplemented by outsourced design services. Building and maintaining this capability allows us to reduce engineering costs, accelerate the design process and enhance design accuracy to respond to our customers’ needs as new markets develop. Contracting third party design support to meet demand and for specialized design skills may also remain a part of our overall long-term strategy. Given these capabilities, we continue to look for opportunities to add value to our displays to increase revenue.

•

Develop OEM and mass production partnerships in the consumer and commercial HMD market. As the consumer and enterprise AR/VR, market matures, we believe our technology is positioned well to address the requirements of this segment. Developing customer partners is key to establishing eMagin as the market leader for next generation displays for the consumer HMD market. Our potential channels to this market include partnering for the mass production of microdisplays and licensing our dPd technology. We believe that our dPd technology will enable next generation AR/VR hardware for the consumer and enterprise segments because the high brightness and high pixel per inch, or PPI, density afforded by the technology. Should we be successful in executing on mass production partnerships we believe it would allow us to be well positioned to meet the demands of a market predicted to experience significant growth through the 2020s.

•

Leverage strategic relationships.  We have longstanding relationships with the U.S. military, and have received technology achievement awards from the U.S. Army Communications – Electronics Research, Development and Engineering Center. We also have relationships with many U.S. and International prime military contractors. These and other external relationships serve an important role in our research and development efforts. Suppliers, equipment vendors, government organizations, contract research groups, external design companies, customer and corporate partners, consortia, and university relationships all enhance the overall research and development effort and help us develop new ideas and solutions. In addition, we participate in industry associations such as the Society for Information Display; SPIE, the International Society for Optics and Photonics; the Army Aviation Association of America; the Association of the United States Army, or AUSA, and the National Defense Industrial Association, among others. We believe that strategic relationships allow us to determine better the demands of the marketplace and, as a result, allow us to focus our research and development activities on satisfying our customers’ evolving requirements.

•

Expand into new display markets.  In the future, technologies like dPd combined with our advanced backplane design capability may open the door to enabling improvements over both traditional displays outside the microdisplay market, including cell phones and other larger scale displays, as well as improving the feasibility of emerging display technologies like microLED.

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

The following table estimates revenues by market sectors:

	Twelve Months Ended
	December 31,
	2020	2019
Military	73%	71%
Commercial, including industrial and medical	6%	12%
Consumer	11%	4%
Multiple	10%	13%
Total	100%	100%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Twelve Months Ended
	December 31,
Geographic Location	2020	2019
United States	56%	53%
International	44%	47%

Backlog

As of December 31, 2020, we had a backlog of approximately $10.9 million, a decrease of approximately $0.8 million over the backlog of $11.7 million at December 31, 2019. Backlog is comprised of scheduled delivery dates through 2021 of non-binding customer purchase orders and purchase agreements, but does not include expected revenue from research and development contracts or expected non-recurring engineering programs under development. Backlog also does not include purchase orders for which deliveries are not or have not yet been scheduled. Our backlog may vary depending upon the timing of when orders are received and shipment dates scheduled, although we are generally seeing continuing growth in our year-over-year backlog. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Many of our purchase orders allow for rescheduling or cancellation by the customer with no or limited penalties.

Manufacturing Facilities

Our manufacturing facilities are located in Hopewell Junction, NY. We currently lease approximately 63,000 square feet of space, which houses our equipment for OLED microdisplay fabrication and research and development, includes a 16,300 square foot class 10 clean room space, additional lower level clean room testing space, assembly space, and administrative offices.

In November 2020, we signed a new ten year lease expanding our current footprint to approximately 63,000 square feet, including an additional 8,000 square foot of space to be used as a class 10 clean room and additional storage space.  Additionally, at the end of the lease term we have two five-year options to extend the lease.

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

We employ a variety of specialized equipment in our manufacturing processes, including anode organic deposition tools, various sealing equipment, dicers, wire bonding equipment, heat testing ovens, and others.

We believe manufacturing efficiency is an important factor for success, especially in the consumer markets. We purchased $1.1 million and $1.1 million in 2020 and 2019, respectively, of additional equipment mainly related to manufacturing operations.  During 2020, we made deposits of $1.4 million for equipment under the IBAS and Title III government award programs. The new equipment added in fiscal 2020 will help us increase capacity and yield, address critical productions points, and replace certain older equipment, which we expect will aid us in meeting expected demand for our microdisplays.

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

We believe we are the only company with U.S.-based manufacturing capability for OLED microdisplays. There are other non-U.S. based manufacturers of high-resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products. They are Yunnan OLiGHTEK Opto‑Electronic Technology Co., Ltd. in China and MicroOLED in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher‑level systems such as digital cameras and HMDs and is now selling microdisplays to some commercial customers.

In addition, Olightek and BOE funded a joint venture to build a manufacturing facility in China to produce OLED microdisplays for the consumer AR/VR marketplace that came online in 2019, and, BOE is build additional OLED manufacturing facilities in China. Kopin Corporation has entered into a supply agreement with other Chinese manufacturers.

If other new OLED‑based companies enter our markets, we will face additional competition.

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

Intellectual Property

We have developed an intellectual property portfolio of patents, trade secrets and manufacturing know‑how. Our intellectual property includes 41 U.S. patents and 16 pending U.S. patent applications. We also have 5 issued foreign patents and 24 foreign filings. It is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret, and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. The U.S. government holds licenses to much of our technology as a result of its funding a significant portion of our research and development.

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

U.S. Government Regulation

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

Employees

As of December 31, 2020, we had a total of 104 employees, of which 102 were full time. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Human Capital

Oversight and Management

Our Human Resources organization is tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board and its committee’s human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including our team members of color, veterans and LGBTQ to enhance our inclusive and diverse culture. We continue to invest in recruiting diverse talent.

We strive to have a diverse culture of employees representing different genders, ages, ethnicities, sexual orientation, gender identity and abilities.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. Our Environmental, Health and Safety program focuses on implementing change through employee observation and feedback channels to recognize risk and continuously improve our processes, as well as conducting regular risk reviews and self-audits at our manufacturing facility to explore new opportunities to reduce potential employee exposure to occupational injuries.

Importantly during 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. At the onset of the pandemic we established a team to monitor new COVID-19 related developments and support our operations to respond to the ever-changing landscape.

The team consists of our Executive Management team, Human Resources, Manufacturing, IT, and Safety, and provides updates to the Board of Directors.  The team’s goals are to:

•	support safe working environments in our operations;
•	regularly communicate to inform and update employees; and
•	provide oversight of training on COVID-19 safety practices.

We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, temperature screening, use of facing coverings, reducing on-site staff through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions, in addition to generally being deemed an essential business, have enabled us to continue operating our business with minimal disruptions during the pandemic.

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

Our independent registered public accounting firm has issued a report for our financial statements at December 31, 2020 that includes an explanatory paragraph referring to our negative cash flow and recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern without additional capital becoming available. As a result of our historical losses and current financial condition, there is substantial doubt about our ability to continue as a going concern through March 31, 2022.  Our ability to continue as a going concern is dependent upon our uncertain ability to generate sufficient cash flows from operations, obtain equity and/or debt financing and reduce expenditures. Specifically, we have incurred substantial net losses in the past and we may incur further losses in the future. Our net losses were $11.4 million and $4.3 million for the year ended December 31, 2020 and 2019. December 31, 2020, we had an accumulated deficit of $252.1 million. We can give no assurances that our losses will not continue in the future or that we will be profitable in the future. Our prior losses and potential continuing or future losses have had, and would continue to have, an adverse effect on our financial condition. In order for us to achieve profitability, we must, among other things, generate sufficient cash flows and/or obtain the additional financing we need in order to continue as a going concern; generate additional revenue; manufacture our products on a timely basis and at a competitive cost; continue to remediate manufacturing issues that have resulted in production delays; integrate new equipment on our manufacturing line, including equipment provided under government awards,  meet our yield improvement initiatives; and successfully reduce expenses. If we are unable to successfully take these and other necessary steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. As of December 31, 2020, the Company had $8.3 million of cash, $1.9 million of outstanding indebtedness and borrowing availability of $2.1 million under its ABL Facility. In addition, the Company has $1.9 million outstanding under a PPP loan, which may be forgiven if the loan is used for eligible expenses and meets PPP criteria for forgiveness.

Our cash position as of December 31, 2020 reflects the receipt of approximately $9.8 million in net proceeds from sales of our common shares under an at the market, or ATM facility, as amended which we terminated in July 2020, of which $1 million was applied to repayment of our ABL Facility. Our ongoing operations may require us to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to reduce our expenditures or generate additional funds in the future through sales of our products, financings, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our financial condition is limited. If we are unable to generate additional revenue or secure additional external financing when required, we may have to curtail our operations or cease our development plans and operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, raise additional capital or refinance our indebtedness to meet our obligations. Since the maximum amount of the borrowing base under our ABL Facility is based, in part, on our eligible accounts receivables, our borrowing ability could also be negatively impacted by any decrease in our accounts receivables. As of the December 31, 2020, we had $1.9 million in borrowings outstanding, and unused borrowing availability of $2.1 million, under our ABL Facility.

We incurred net losses of $11.4 million and $4.3 million for the year ended December 31, 2020 and 2019, respectively. Net cash used in operating activities for the years ended December 31, 2020 and 2019 was $4.9 million and $5.1 million, respectively. On December 31, 2020, we had cash and cash equivalents of $8.3 million, net working capital of $12.1 million, and accounts payable of $1.2 million. This compares to $3.5 million, $8.8 million, and $1.3 million, respectively, at December 31, 2019.  As of December 31, 2020, we had an accumulated deficit of $252.1 million.

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

Based on our current operating plan, working capital levels, financial projections, and our ability to borrow under our ABL Facility, we anticipate being able to meet our financial obligations as they become due through the fourth quarter of 2021. However, there can be no assurance that our plans will be achieved.

If we do not achieve our current financial projections we will be unable to maintain our currently planned operations after the fourth quarter of 2021, and we may violate one or more of our financial covenants under our ABL Facility. In addition, there can be no assurance that we will be able to renew or extend our ABL Facility when it matures on December 31, 2021.  Although relations with the lender are positive and the Company expects the facility to be renewed upon expiration, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2021 and beyond at present availability levels, or at all. We have no additional committed external sources of funds and additional financing may not be available when we need it or on terms that are favorable to us, if at all. In addition, we may seek additional capital, or consider strategic alternatives.

We cannot provide assurance that any actions by us to raise additional funds would be successful or, if such efforts were successful, that we would generate sufficient funds to meet our financial obligations as they become due and allow us to continue current operations or that these actions would be permitted (i) under the terms of our existing or future debt agreements or (ii) by the holders of a majority of the then outstanding series B convertible preferred stock, whose approval is required in order for us to take certain actions. If we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination, a sale of our company or our business, or a reduction and/or cessation of our operations.

We have had losses in the past and may incur losses in the future.

Our accumulated deficit is approximately $252.1 million as of December 31, 2020. We can give no assurances that we will be profitable in the future. We cannot assure you that if we become profitable that we will be able to sustain profitability or that we will not continue to incur operating losses in the future.

We may require significant additional capital funding and such capital may not be available to us.

In the event that our operating expenses or working capital levels are higher than anticipated, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include implementing cost reductions and restricting our operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and increasing production and inventory levels. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the ability to raise additional funding, the timing and costs of working capital needs; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs, and any potential changes in our strategy or our planned activities. If we are unable to fund our operations without additional financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations.

Alternatives we would consider for additional funding include additional equity or debt financings, or licensing of our technology. In addition to raising capital, we may also consider strategic partnerships and government programs that may be available to us. If we are unable to obtain additional capital, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds.

Risks Related To Our Business and Industry

Our operating results have significant fluctuations.

In addition to the variability resulting from the short‑term nature of commitments from our customers, other factors contribute to significant periodic quarterly fluctuations in results of operations. These factors include, but are not limited to, the following:

•	demand for our products;
•	the receipt and timing of orders and the timing of delivery of orders;
•	the amount of R&D contract or nonrecurring engineering work we may have in a given year;
•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;
•	the volume of orders relative to our manufacturing capacity;
•	manufacturing delays due to equipment failures;
•	changes due to quarterly fair value adjustments of our warrant liability;
•	product introductions and market acceptance of new products or new generations of products;
•	changes in cost and availability of labor and components;
•	product mix;
•	variation in operating expenses; regulatory requirements and changes in duties and tariffs;
•	pricing and availability of competitive products and services; and
•	changes, whether or not anticipated, in economic conditions.

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

We currently have equipment that is critical to our manufacturing operations for which there is no redundancy. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply microdisplays to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead‑time for delivery, installation, testing, repair, and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions and/or delays in the past, including in the first and second quarters of fiscal 2019, and fourth quarter of 2020 and no assurance can be given that we will not lose potential sales or be unable to meet production orders due to future production delays or interruptions in our manufacturing line.

We rely on key sole source and limited source suppliers.

We depend on a number of sole source or limited source suppliers for certain raw materials, components, and services. These include silicon wafers, circuit boards, graphic integrated circuits, passive components, materials and chemicals, and equipment support. We maintain several single‑source supplier relationships either because alternative sources are not available or because the relationship is advantageous to us due to performance, quality, support, delivery, capacity, or price considerations or a combination thereof. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could materially and adversely affect our operating results. We do not manufacture the silicon integrated circuits on which we incorporate our OLED technology. Instead, we provide the design layouts to semiconductor contract manufacturers who manufacture the integrated circuits on silicon wafers.  Our industry relies on a limited number of foundries to produce the silicon wafers and backplanes required by our manufacturing process. Should foundries be unable to provide the required amount of silicon wafers for production, because of either capacity constraints or natural disasters, our ability to manufacture microdisplays would be affected.  Our inability to obtain sufficient quantities of components and other materials or services on a timely basis could result in manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results. Generally, we do not have long‑term contracts or written agreements with our source suppliers but instead operate on the basis of short-term purchase orders.

The COVID-19 pandemic has affected our business and could materially adversely affect our financial condition and results of operations and ability to continue as a going concern.

The COVID-19 pandemic has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners.

The COVID-19 pandemic has impacted our business. We experienced closures of sections of our plant that lasted between one and two weeks after two of our employees tested positive for COVID-19. During the closures, we were unable to complete certain manufacturing stages and unable to ship some of our products. We have also experienced repeated production disruptions related to the unwillingness or inability of certain of our equipment repair vendors to travel to our facility, the temporary loss of services of employees quarantined due to COVID-19 and delays in the supply of raw materials caused by disruptions due to COVID-19 at one of our vendors. Any period of interrupted access to our manufacturing facilities or our workforce, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. In addition, if we are unable to continue regularly scheduled maintenance of our manufacturing equipment, our manufacturing capabilities may be negatively impacted and we may experience further unscheduled closures and/or production disruptions, which could have a material adverse effect on our financial condition and results of operations.

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

Certain of our customers have experienced, and may continue to experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations. During 2020, certain of our customers requested delays in product deliveries due to plant closures related to COVID-19. In April 2020, the U.S. Department of Defense announced a three-month slowdown in equipment procurement related to COVID-19. Due to shelter-in-place and similar measures, which restrict, and in some cases prohibit, elective medical procedures, in the future we may also experience delayed, reduced or canceled orders from our customers in the medical market sector. Any existing or future delays, reductions or cancellation of orders from our customers military, commercial or consumer market customers may adversely affect our results of operations.

Escalating trade tensions between the United States and China have led to increased tariffs, trade restrictions and buy American initiatives, and have affected customer ordering patterns. The United States has imposed restrictions on the export of U.S.-regulated products and technology to our international customers, including those located in China. As a result of the COVID-19 pandemic, we believe there is a risk that U.S. laws and regulations governing the export of goods and technology, including the EAR and ITAR, may be revised to impose even tighter restrictions, which could negatively impact our ability to successfully market and sell our non-military products to customers located in China. Existing and future restrictions could also potentially interfere with our ability to pursue manufacturing in China and our efforts to partner with consumer companies who might seek to build displays using our technology at high volume manufacturing facilities located in China.

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

The pandemic has significantly increased economic and demand uncertainty. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to  additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our  results and financial condition.

We have experienced occasional delays in product shipments, which may be exacerbated if there are additional surges or of quarantines, lockdowns or travel restrictions are re-imposed or heightened. There is no assurance that our operations will not be further disrupted in the future by additional impacts of the COVID-19 virus or any resurgences, on either our internal operations or those of our suppliers or customers, including the possible impact of travel restrictions on key support personnel for our critical production equipment. Any continued economic slowdown could adversely affect our business in the last quarter of 2020 and extending into 2021. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future as well as our ability to continue as a going concern.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products changes, and as we enter new markets which may require higher volume mass production, we must be able to ramp up or adjust our production capacity to meet demand or enter into relationships with high volume manufacturers. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to expand our manufacturing capacity or enter into relationships with high volume manufacturers, our prospects may be limited, and our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For some of our products, vendor lead times exceed our customers’ required delivery time, causing us to order to forecast rather than order based on actual demand. Ordering raw material, building finished goods, and scheduling contract manufacturer production for our consumer products based on forecasts exposes us to numerous risks, including potential inability to service customer demand within an acceptable timeframe, holding excess inventory or having unabsorbed manufacturing overhead.

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

Variations in our production yields impact our costs and cause our margins to decline and our operating results to suffer. For example, in the fourth quarter of fiscal 2018 and the first and second quarters of fiscal 2019, and the fourth quarter of 2020, we experienced low production yields and output and an adverse impact on our gross margins and operating results due to equipment failures. Although we began implementing remedial measures during the fourth quarter of 2018, there can be no assurance as to the continued effectiveness of the remedial measures we implemented or that yields and production volumes will remain at or above levels experienced during such periods.

Demand for our products is dependent on economic conditions, changes in government regulation and could be impacted by alternative display technologies.

Historically, approximately 9% of our revenue comes from sales to customers using our displays for commercial applications, including within the industrial and medical sectors. Demand by commercial customers for OLED displays could decline due to overall economic conditions and the development of alternative technologies that might offer the enhanced performance of OLED displays at a lower price. Demand for products incorporating our displays could be also affected if our OEM customers are impacted by changes in governmental, regulation or medical regulation or insurance reimbursements that influence demand for medical devices that use our products.

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

Our business strategy for the consumer market will fail if we cannot continue to form strategic relationships with consumer and other companies that manufacture and use products that could incorporate our active matrix OLED technology.

Our prospects could be significantly affected by our ability to maintain and develop strategic alliances with tier-one consumer companies and high-volume manufacturers and with OEMs for incorporation of our active matrix OLED microdisplay technology into their products. While we intend to continue to establish strategic relationships with manufacturers of electronic consumer products, personal computers, chipmakers, lens makers, equipment makers, material suppliers, and/or systems assemblers; there is no assurance that we will be able to continue to establish and maintain strategic relationships on commercially acceptable terms, or that the alliances we do enter into will realize their objectives. Failure to do so would have a material and adverse effect on our business.

Our military and commercial contract revenue is variable and dependent on a small number of customers. The continuation of our consumer contract revenue and our goal of developing a licensing revenue stream using our dPd and other display technology is subject to many risks and uncertainties.

Our military and commercial contract revenue is historically comprised of a small number of customers and can vary significantly from year to year. Specifically, our military and commercial contract revenue has varied from $2.9 million in the year ended December 31, 2018, to $2.1 million in the year ended December 31, 2019, to $4.4 million in the year ended December 31, 2020.  Our prospects for commercial contract revenue are dependent on the market and technology for AR/VR systems which is in its early stages. Industry players are evaluating numerous display alternatives including OLED microdisplays, LCOS displays, smartphone screens and other display technologies. Numerous AR/VR devices are presently available in the marketplace and beginning to gain acceptance. Our 2020 commercial contract revenue primarily relates to work with a tier-one consumer customer that is presently in the development and proof of concept stages. In the event that companies with which we are not engaged launch AR/VR devices that gain widespread market acceptance, continued business with us may not serve the strategic interests of our present or future consumer customers. This consumer customer may not be satisfied with the performance of our dPd displays and terminate their development process with us, or choose to use OLED microdisplays produced by a competing company, or alternative display technologies.  In the event we were no longer engaged in OLED microdisplay development for consumer companies, if this customer were to terminate its development process with us or if we were to lose other commercial or military contract revenue, our business and operating results could be adversely affected.

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

The market segment for AR/VR systems and products may take longer to develop than we anticipate or may not develop, which may impact our ability to grow display and contract revenues.

Although we believe our displays are suitable for AR/VR systems and products that hold great potential for use in various consumer market applications, our success will depend on the acceptance of systems and products by consumers and in particular the widespread adoption of our displays and dPd technology for AR/VR hardware. We are unable to predict when or if customers will choose to incorporate out displays into their AR/VR hardware, or if consumers will accept their systems. In addition, even if consumers accept AR/VR products, manufactures may choose to manufacture systems using our competitors’ displays, or their own in-house display designs. Our success in commercializing and licensing our dPd displays suitable for AR/VR products is important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our dPd displays for AR/VR products, we may be unable to increase revenues or achieve profitability or positive cash flow.

We seek to develop widespread market acceptance of our displays for AR/VR systems and products in the consumer market which is extremely competitive and is highly susceptible to fluctuations in demand.

We seek to partner with companies to develop widespread market acceptance of our displays and related AR/VR systems and products in the consumer market. This market is extremely competitive and is highly susceptible to fluctuations in demand. The consumer products market is intensely competitive and price sensitive. Sales of consumer products have historically been dependent upon discretionary spending by consumers. Consumers may defer or alter purchasing decisions based on economic conditions or other factors, and accordingly could cause a reduction in demand for products such as AR/VR systems and products using our displays Any downturn in global economic conditions may cause a decrease in overall consumer demand and in demand for our products in the near term and possibly longer and prevent our systems and products using our displays from gaining widespread market acceptance.

Risks Related To Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $0.20 to a high of $1.93. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in our operating results and financial conditions;
•	sales by our existing shareholders;
•	changes in financial estimates or investment recommendations by securities analysts following our business;
•	actual or anticipated announcements of technical innovations, commercial partnerships, new product developments, or design wins by us or our competitors;
•	general conditions in the semiconductor and display industries; and
•	worldwide economic and financial conditions.

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. The broad market fluctuations and other factors may continue to adversely affect the market price of our common stock.

Provisions in certain of our commercial agreements and our military business may prevent or delay an acquisition of, partnership with, or investment in us, and our ability to develop OEM and mass production partnerships, which could decrease the market value of our common stock.

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

In addition, we recently notified the holders of our series B convertible preferred stock, that the $0.75 conversion price was reduced to $0.3022 due to sales of our common stock in December 2019, as required by a dilution provision in the related series B preferred stock agreements. As a result, the number of shares of common stock issuable upon the conversion of the series B preferred stock was increased from 7.5 million to 18.3 million shares.  If the holders of the series B convertible preferred stock sell any or all of the common stock issuable upon conversion of the series B convertible preferred stock, this could have a material adverse effect on the market price of our common stock.

Concentration of ownership of our stock may enable one stockholder or a small number of stockholders to significantly influence matters requiring stockholder approval.

As of March 1, 2021, Stillwater Holdings LLC (f/k/a Stillwater LLC) owned approximately 15% of our outstanding voting stock, Flat Creek Fiduciary Management, as trustee of a trust which the sole member of Stillwater Holdings LLC has investment control, owned approximately 5% of our outstanding voting stock, Stillwater Trust LLC owned 0% of our outstanding voting stock and the sole member of Stillwater Holdings LLC is the investment manager of Rainbow Gate Corporation, which owned approximately 4% of our outstanding voting stock. Together such stockholders owned approximately 23% of our outstanding voting stock. As a result, these stockholders, if they act together, may be able to exert a significant degree of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Further, if these stockholders act together with another stockholder, Ginola Limited, which has common directors with Mount Union Corp. and Chelsea Trust Company, as of March 1, 2021, they would collectively have represented approximately 28% of our outstanding voting stock. This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. In January and February 2021, the holders of the series B preferred shares have sold 3.9 million shares of our outstanding common stock.  Future sales of common stock by the holders of the series B preferred shares may negatively impact the price or our common stock.

The holders of shares of our series B convertible preferred stock have and may continue to exercise significant influence over us.

Under the terms of the certificate of designations governing our series B convertible preferred stock, the series B convertible preferred stock generally ranks, with respect to liquidation and dividends, senior to our other securities and, so long as any shares of series B convertible preferred stock remain outstanding, the approval of the holders of a majority of the series B convertible preferred stock outstanding at the time of approval is required in order for us to, among other things, (i) amend, alter or repeal our certificate of incorporation if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the series B convertible preferred stock; (ii) create any series or class of stock ranking senior as to liquidation rights or dividends with the series B convertible preferred stock (other than series A senior secured convertible preferred stock, or series A convertible preferred stock); (iii) redeem, or pay dividends on, any class or series of our capital stock (other than the series A convertible preferred stock); or (iv) so long as there are holders of at least 577 outstanding shares of series B convertible preferred stock, issue any shares of series B convertible preferred stock. The terms of the certificate of designations also provide that so long as any shares of series B convertible preferred stock are outstanding, we may not offer, sell or issue, or enter into any agreement, arrangement or understanding to offer, sell or issue, any common stock or common stock equivalent (other than offerings that are underwritten on a firm commitment basis and registered with the SEC under the Securities Act) without the approval of holders of a majority of the series B convertible preferred stock outstanding. These and other rights granted to holders of the series B convertible preferred stock enable the holders thereof to exert substantial control over our affairs and potentially exercise their control in a manner adverse to the interest of our other stockholders. The consent requirements set forth in the certificate of designations has impaired, and may in the future impair, our ability to raise capital. For example, the holders of the series B convertible preferred stock recently withheld consent to a proposed capital raise and, as a result, we were unable to proceed with the proposed offering. There can be no assurance that the holders of our outstanding series B convertible preferred stock will not withhold their consent for any future capital raise we propose. The consent requirements set forth in the certificate of designations may also delay or prevent any acquisition of our company on terms that our other stockholders may desire and may adversely affect the market price of our common stock.

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

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance, internal and disclosure controls and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. As part of the review of our compliance program, we continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we have and in the future may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board that require remediation. In connection with our year end audit, we identified a significant deficiency in our internal controls over financial reporting related to our failure to reflect an increase in potentially dilutive common stock equivalents that could be issued as a result of sales of our common stock under our at-the -market sales agreement priced below our series B preferred stock conversion rate.  This correction had no impact on any financial statement amounts or earnings per share. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with NYSE American. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Risks Related To Our Indebtedness

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

In addition, the ABL Facility also requires us to maintain compliance with certain financial covenants. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. Any breach of any of the covenants contained in the ABL Facility could result in an event of default under one or more of the documents governing such obligations which would allow the lenders under the ABL Facility to prevent us from borrowing under the ABL Facility and/or declare all borrowings outstanding to be due and payable. Although relations with the lender under our ABL Facility are positive, there can be no assurance that the lender will grant a future covenant waiver or continue to lend to us at present availability levels, or at all. In the event of an acceleration of payment obligations under the ABL Facility, we may be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We could be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, or terms as favorable as our current agreement or at all. If we are unable to provide alternative means of financing our operations, we may be required to reduce our operations or take other actions that are inconsistent with our current business practices or strategy.

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

Our ABL Facility matures on December 31, 2021 and there can be no assurance that we will be able to extend or renew the facility.

Our ABL Facility expires on December 31, 2021. While relations with the lender are positive, there is no assurance the lender will renew or extend this facility, or continue to make funds available during 2021 and beyond at present availability levels, or at all. We may not be able to refinance our indebtedness under our ABL Facility, or any future indebtedness we may incur, or take such other actions, if necessary, on commercially reasonable terms, or at all. Our ability to meet our obligations as they become due is dependent, in part, on our ability to borrow under our ABL Facility. If the ABL Facility is not renewed or extended it may impair our ability to continue current operations and to execute on our plans.

Our debt is variable rate debt, and increases in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

The ABL Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates. Accordingly, with respect to any amounts from time to time outstanding under the ABL Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. There were $1.9 million net outstanding borrowings under the ABL Facility as of December 31, 2020.

If Company loan is not forgiven under the Paycheck Protection Program, future payments will need to be made.

On June 8, 2020, the Company received a loan under the U.S. Small Business Administration’s, or SBA’s  Paycheck Protection Program, or PPP, from KeyBank National Association related to the COVID-19 crisis in the amount of $1.9 million.  Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. The Company used the proceeds for purposes consistent with the PPP, and filed an application for forgiveness with the SBA, in December 2020.  If forgiveness is not granted, future annual minimum loan payments as of December 31, 2020 would be $0.98 million and $0.98 million for 2021 and 2022, respectively.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. In these adversarial actions, the U.S. Patent and Trademark Office or USPTO reviews patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and uses a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which could result in a loss of the challenged patent right to us.

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

Risks Related to Governmental, Legal or Regulatory Matters

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

Our customers include certain prime contractors who contract directly with the military and U.S. government agencies, and then subcontract certain of those contracts to us. These prime contractors customers obtain their military and government agency contracts through an RFP process, which typically involves intense competition and presents a number of risks that may not typically be present in the market, including the need to devote substantial time and attention of management and key employees to the preparation of a proposal that may not be accepted. The rules governing government purchasing typically require open bidding by possible providers against a list of requirements established under existing or specially created procedures, which results in significant pricing pressure in order to ensure a bid is competitive. This pricing pressure can lead our prime contractor customers to seek lower prices for our products and services, as a subcontractor, which could lead to lower margins than we may otherwise be able to obtain from other parties in the market. Additional risks associated with RFPs which may impact the revenue we receive from our prime contractor customers include the ability of the U.S. government unilaterally to:

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

The rules governing RFPs also allow the U.S. government to terminate any of its contracts with our prime contractor customers, either for its convenience or if our customers default by failing to perform in accordance with the contract schedule and terms, and also allow our prime contractor customers to terminate their contracts with subcontractors, including our company, in the event of U.S. government terminations, or if we default by failing to perform. Termination-for-convenience provisions generally enable our customers to recover only costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination-for-default provisions do not permit these recoveries and would make our prime contractor customers liable for excess costs incurred by the government in procuring undelivered items from another source. These factors may reduce or eliminate our expected revenue from subcontracts with our prime contractor customers.

We may not be able to satisfy all of the conditions of the total of $39.1 million in U.S. governmental awards we received during 2020 for purchases of capital equipment over a three-year period.  The receipt of the significant amount of U.S. government awards we received during 2020 may impact the U.S. government’s decisions regarding future awards for capital equipment contracts for R&D development work we may apply for. As a result, our business and prospects may be adversely affected. Our customers and potential customers applying for government grants, incentives or loans may condition purchases of our products upon their receipt of these funds or delay purchases of our products until their receipt of these funds.

We have received a total of $39.1 million in awards under government programs designed specifically for microdisplay industry contractors and participants. We anticipate that in the future there will be new opportunities for us to apply for grants, incentives and other forms of funding from the United States government. Despite our position as the only U.S. commercial manufacturer of OLED microdisplays, there is a risk that future funding decisions, including awards of contracts for R&D development work may be influenced by political or other considerations that encompass the significant amount of awards we received during 2020. Our ability to obtain grants, incentives and other forms of funding from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants, incentives and other forms of funding is and will be highly competitive, often involving multiple levels of military and U.S. government approval before a grant or incentive can be approved and funds disbursed, each of which is subject to risk and uncertain timing.

Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to the receipt of the $39.1 million in awards we received during 2020. Some of these conditions include, improvements in yield, throughput and profitability, sourcing and installation of related equipment, and quarterly and annual reporting of progress and compliance with program terms.  In addition, not all of the terms and conditions associated with such funds have been finalized, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. There is also a risk that the actual price of equipment purchased may exceed the amounts budgeted under the awards, which would require use of our resources. The U.S. government will retain title to approximately 80% of the equipment purchased under this multi-year program, until a determination of performance is made at the end of the program. The award agreements contain an obligation to prioritize U.S. Department of Defense related orders, as well as penalties if we do not continue to produce OLED microdisplays for five years past the end of the program.  Should the U.S. government retain title to our equipment at the end of the program, this could cause a disruption or limitation in our ability to operate.  In addition, conditions imposed by these government awards could limit our flexibility, or the desire of potential partners to engage in business combinations.

There is no assurance that any future applications we submit for grants, incentives or other forms of funding will ultimately be approved, and if approved, that approval and funding will occur within our desired timeframe or that we will be able to satisfy or continue to meet any ongoing requirements or milestones. If we are not successful in obtaining government grants or incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

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

We have recorded an impairment loss related to our decision to exit the consumer night vision products business, however there is a risk that additional losses may be incurred upon the final disposition or sale of this business.

We have various agreements and purchase orders in place with two contract manufacturers located in Asia for defined quantities of our consumer night vision products business that will no longer be fulfilled. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019, we were notified by Suga that they intend to pursue arbitration. During September and October 2019, we held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 we received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. We retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator has been appointed and arbitral proceedings for the consideration of the claims and counterclaims are expected to run through the second quarter of 2021. The parties are permitted to settle at any point during the arbitration proceedings.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, we decided to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2020, if we fail to resolve these claims in a timely and/or favorable manner.

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

In the ordinary course of our business, we will collect and store sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance, and transmission of this information is critical to our operations. Despite the security measures we employ, our information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise such systems and networks and the information stored therein could be accessed, publicly disclosed and/or lost or stolen. Although we have cyber insurance coverage, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

General Risks

Our success depends in large part on attracting and retaining highly skilled and qualified management, technical and consulting personnel.

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

We purchase materials from and subcontract manufacturing processes to companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with foreign entities. In addition, 44% of our sales were to OEMs outside the United States in fiscal 2020 and 2019, respectively. These sales expose us to currency and political risk. In addition, some of our non-U.S. customers have longer receivable periods as is customary in those countries.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the United States Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. The adoption of new standards may require enhancements or changes in our systems and will continue to require significant time and effort of our financial management team.  We cannot predict the impact of all of the future changes to accounting principles or our accounting policies on our consolidated financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to inventory, contract revenue and other revenue sources, our operating results could be significantly affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our manufacturing facility and corporate headquarters are located in Hopewell Junction, NY, where we lease approximately 63,000 square feet. The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. In November 2020, we entered into a new ten-year lease expanding our footprint from approximately 50,000 to 63,000 square feet, including an additional 8,000 square foot of space to be used as a class 10 clean room and additional storage space. The lease expires in 2031. Additionally, we have two five-year options to extend the lease as part of this agreement. We lease approximately 2,000 square feet of office space for design and product development in Santa Clara, CA and the lease expires in 2021.

We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces or additional spaces as necessary under acceptable terms. See Note 10 to the Consolidated Financial Statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 we were notified by Suga that they intend to pursue arbitration. During September and October 2019, we held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 we received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. We retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator has been appointed and arbitral proceedings for the consideration of the claims and counterclaims are expected to run through the second quarter of 2021. The parties are permitted to settle at any point during the arbitration proceedings.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, we decided to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2020, if we fail to resolve these claims in a timely and/or favorable manner.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE American under the symbol “EMAN”.

As of December 31, 2020, there were 140 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There were no declared dividends in 2020 and 2019.   Our ABL Facility restricts us from paying cash dividends while any obligations are outstanding under the facility. Subject to this restriction, any future decisions to pay cash dividends will be at the discretion of our Board of Directors. It is our current intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part IV, Note 14 of this Annual Report.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the year ended December 31, 2020.

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

We have been deemed to be an essential business in the State of New York and have continued to produce and ship products during the COVID-19 pandemic. We have implemented employee health and safety measures per Centers for Disease Control and Prevention, or CDC, guidelines, including mandating use of personal protective equipment, employee temperature checking, daily location tracking and employee surveys, observing social distancing guidelines and enhanced facility cleaning. We continue to supply products to our customers as well as maintain continuity in our supply chain and expect to continue our operations throughout the duration of the pandemic and beyond. To date we have experienced disruptions in supply, had several employees test positive for the COVID-19 virus and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 virus or resurgences, on either our internal operations or those of our suppliers or customers, including the possible impact on state or international quarantine requirements on shipments or vendor support personnel. In addition, please review the various risk factors relating to the COVID-19 pandemic discussed in Part II, Item 1A of this Report.

Operating expenses for 2020, including R&D expenses, increased approximately $1.0 million compared to 2019. The majority of the increase was due to higher legal costs and investments in R&D expenses for company-funded work related to our high-brightness dPd product and XLE process development, along with resources expended on improving manufacturing processes

We are continually making improvements in production processes, however the majority of our equipment is older and malfunctions in single point of failure equipment has the potential to delay our production until repairs can be made. We experienced equipment issues in 2019, and recently experienced some equipment issues during 2020, and also had delays in getting vendor support personnel due to COVID-19 travel restrictions. Equipment to be purchased during fiscal 2021 and 2022 under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. We are in the process of implementing some of the processes from our yield improvement efforts and we have initiated an effort to explore an overall productivity improvement in the operations area that we believe has the potential to improve our results of operations. Our backlog at December 31, 2020 was $10.9 million compared to backlog of $11.7 million at December 31, 2019.

We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage. Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool in the second quarter and shipped small quantities to customers in the second half of 2020.

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In the past two quarters, we received two Department of Defense awards totaling $39.1 million.  We believe we are the only U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs.

Consumer, medical, and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd, we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. This advanced technology gives us an increase in brightness of over 10X versus the competition and we are close to achieving 10,000 cd/m2 and expect to achieve a brightness level of over 28,000 cd/m2 ready for mass production of full color displays by 2023. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up  displays  used in bright, daylight environments.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to continuing losses, uncertainty regarding the COVID-19 pandemic, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, and the expiration of our at At The Market (“ATM”) facility in July 2020 when the remaining amount available under the facility was used, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.

The pandemic has significantly increased economic and demand uncertainty. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, here is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 (dollars in thousands)

Revenues

	Twelve Months Ended
	December 31,
	2020	2019	Change
Product	$25,042	$24,589	$453
Contract	4,382	2,137	2,245
Total revenue, net	$29,424	$26,726	$2,698

Revenues increased $2.7 million to $29.4 million for the year ended December 31, 2020 compared to 26.7 million for the year ended December 31, 2019, representing a 10% increase.

Product revenues are comprised primarily of sales of displays as well as sales of other components. In 2020, product revenues increased $0.5 million to $25.0 million for the year ended December 31, 2020 from revenues of $24.6 million for the year ended December 31, 2019, representing a 2% increase. The increase in product revenues in 2020 was primarily due to timing of orders from large defense contractors. Revenues in 2019 were impacted by manufacturing challenges that began in the fourth quarter of 2018, which affected yields and throughput and resulted in lower than planned shipments. These challenges continued during the first six months of 2019 but were resolved in the third quarter, resulting in increased revenues during the last six months of 2019.

Contract revenues are comprised of revenues from research and development, or R&D, and non-recurring engineering or NRE contracts. In 2020, contract revenues increased $2.2 million to $4.4 million for the year ended December 31, 2020 from revenues of $2.1 million for the year ended December 31, 2019, representing a 105% increase.  Higher contract revenues of $4.4 million in 2020 primarily reflected development work for a tier-one consumer company for an advanced display design and proof of concept for a consumer AR/VR device, which work is ongoing through 2021. The work with this customer is currently in the development and proof of concept stages. If this customer were to terminate its development process with us, our business and operating results could be adversely affected.

Cost of Revenues

	Twelve Months Ended
	December 31,
	2020	2019	Change
Product	$21,054	$18,775	$2,279
Contract	2,005	$1,223	782
Total cost of revenues	$23,059	$19,998	$3,061

Total cost of revenues is comprised of costs of product revenues and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues increased by $3.1 million to $23.1 million for the year ended December 31, 2020 from $20.0 million for the year ended December 31, 2019.

Total cost of revenues as a percentage of revenues was 78% and 75%, respectively, for the years ended December 31, 2020 and 2019.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Product revenues gross profit	$3,988	$5,814
Product revenues gross margin	16%	24%
Contract revenues gross profit	$2,377	$914
Contract revenues gross margin	54%	43%
Total gross profit	$6,365	$6,728
Total gross margin	22%	25%

Total gross profit is a function of revenues less cost of revenues. In fiscal 2020, total gross profit decreased approximately $0.4 million

or 5% from gross profit of $6.7 million in fiscal 2019. Total gross margin was 22% for the fiscal year ended December 31, 2020,   down from 25% for the year ended December 31, 2019.  Gross margin for 2020 was impacted by issues related to the COVID-19 pandemic, including employee absences, stricter cleaning requirements, and longer than normal repair times as a result of travel restrictions for vendor personnel. Additionally, a key organic deposition tool was offline due to a scheduled overhaul.

Contract gross margin is dependent upon the mix of internal versus external third-party costs and materials, and the proportion of military and commercial revenues. For the year ended December 31, 2020, contract revenue gross profit was $2.4 million compared to $0.9 million for the prior year period. The increase in contract revenue gross profit for the year ended December 31, 2020 was primarily due to increased, higher margin consumer contract revenues during 2020.

Operating Expenses

	Twelve Months Ended
	December 31,
	2020	2019	Change
Research and development expense	$5,715	$5,048	$667
Percentage of net revenue	19%	19%
Selling, general and administrative expense	$7,567	$7,251	$316
Percentage of net revenue	26%	27%
Total operating expenses	$13,282	$12,299	$983
Percentage of net revenue	45%	46%

Research and Development Expenses

R&D expenses are company funded and are primarily comprised of salaries and related benefits, development materials and other costs specifically allocated to the development of new microdisplay products, OLED technologies and production processes. R&D expenses for the year ended December 31, 2020 were $5.7 million as compared to $5.0 million for the year ended December 31, 2019, an increase of $0.7 million. The increase in R&D costs during 2020 reflects investments in company-funded work related to our high-brightness dPd product and XLE process development, along with resources expended on improving manufacturing processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses for the year ended December 31, 2020 were $7.6 million as compared to $7.3 million for the year ended December 31, 2019, an increase of approximately $0.3 million.  The increase was primarily due to higher spending on professional services and legal fees related to negotiations with prospective consumer electronics, volume manufacturer partners and arbitration of a dispute with a former contract manufacturer, offset by lower senior management salary expenses in 2020 due to the impact of the work status reduction adopted in October 2019.

Other Income (Expense)

Other income (expense), net primarily consists of changes in the fair value of a warrant liability as well as interest expense and interest income on cash balances. Other expense for the year ended December 31, 2020 was $4.5 million compared to other income of $1.3 million for the year ended December 31, 2019.

Expense related to the change in fair value of warrant liability was $4.6 million for the year ended December 31, 2020 as compared to income of $1.5 million for the year ended December 31, 2019. This expense in fiscal year 2020 is associated with the increase of a liability related to registered warrants issued in May 2017 and January 2018, and the income in fiscal 2019 is associated with decreases in this liability. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model.

In addition, during 2020 we recognized other income of $0.1 million related to deferred income and capitalization of internal costs related to equipment purchased under our government awards.

Other expense for the year December 31, 2020 reflects net interest expense of $0.1 million as compared to net interest expense of $0.2 million for the year ended December 31, 2019.  These amounts represent interest expense on our borrowing under our ABL Facility.

Income Tax Expense (Benefit)

For the years ended December 31, 2020 and 2019, we had no income tax expense. We have a full valuation allowance as we recognize the effect of income tax positions, which are more-likely-than-not of being sustained. We have determined that it was not likely that we will generate sufficient future taxable income to realize the deferred tax assets.

Net Loss

As a result of the above, net loss was approximately $11.4 million and $4.3 million for the fiscal years ended December 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are expected to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity and Capital Resources

As of December 31, 2020, we had $8.3 million of cash, cash equivalents, working capital of $12.1 million and borrowing outstanding and borrowing availability under the ABL Facility of $1.9 million and $2.1 million, respectively. In addition, we have $1.9 million outstanding under a PPP loan, see below, which may be forgiven if the loan is used for eligible expenses and meets PPP criteria for forgiveness. This is in comparison with $3.5 million in cash, working capital $8.8 million and borrowings outstanding and borrowing availability under the ABL Facility of $ 2.9 million and $1.2 million December 31, 2019. The $4.8 million increase in cash was primarily due to cash used in operating activities of $4.9 million and investing activities of $2.5 million, offset by cash provided by financing activities of $14.3 million.

On June 11, 2020, we were granted a $5.5 million award from IBAS. We received these funds for procurement and installation of capital equipment in our NY-based manufacturing facility. This award will be managed under the Cornerstone Other Transaction Authority, or Cornerstone OTA, and fully funds Phase I of a three-phase agreement. This award was created to focus on strengthening the U.S. Manufacturing and Defense Industrial Base. The release of funds to us began in August 2020 in accordance with down payments and progress payment schedules of the various capital equipment vendors.

On July 28, 2020, we received a $33.6 million award for the purchase of capital equipment over the next 33 months from the U.S. Department of Defense to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on the Company’s proprietary direct patterning technology (“dPd”). This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at eMagin’s Hopewell Junction, New York headquarters.

During 2020, the Company used $1.4 million of funds received to make down payments on equipment.

On June 8, 2020, the Company received a PPP loan from KeyBank National Association related to the COVID-19 crisis in the amount of $1.9 million. The PPP loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for first six months. Pursuant to the terms of the loan, we may apply for forgiveness for an amount equal to the sum of the following costs incurred by us during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or (b) December 31, 2020, payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, although no more than 40% of the amount forgiven can be attributable to non-payroll costs. We have used the proceeds for purposes consistent with the PPP and filed an application for forgiveness with the Small Business Administration in December 2020. While we believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part.

For the year ended December 31, 2020, cash used by operating activities were $4.9 million, which was attributable to our net loss of $11.4 million and changes in operating assets and liabilities of $(1.0) million partially offset by net non-cash expenses of $7.6 million. For the year ended December 31, 2019, cash used by operating activities were $5.1 million, which was primarily attributable to our net loss of $4.3 million and the effect of net non-cash expenses and changes in operating assets and liabilities.

For the years ended December 31, 2020 and 2019, cash used by investing activities were $2.5 million and $1.1 million, respectively, primarily due to less equipment purchases for upgrading and expanding the capacity of our production line during 2020.

For the year ended December 31, 2020, cash provided by financing activities were $14.3 million of which $9.8 million were from the net proceeds from a public offering and associated private placement of our common stock offset by the repayment of $1.0 million in borrowings under our ABL Facility. For the year ended December 31, 2019, cash provided by financing activities were $6.4 million of which $3.5 million were from the net proceeds from a public offering and associated private placement of our common stock and $2.9 million in net borrowings under our ABL Facility.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The pandemic has significantly increased economic and demand uncertainty. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, here is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

Due to continuing losses, the COVID-19 pandemic, uncertainty regarding our need or ability to borrow under our ABL Facility, and the expiration of the Company’s ATM facility in July 2020 when the remaining amount available under the facility was used, the Company may not be able to meet our financial obligations as they become due without additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

We have taken actions to increase revenues and to reduce expenses and is considering financing alternatives. In addition, during the year ended December 31, 2020, we borrowed $1.9 million under the PPP loan program and raised $9.8 million of funds under our ATM Facility. Our plans with regard to these matters include the following actions:

•	focus production and engineering resources on improving manufacturing yields and increasing production volumes;
•	continue the Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%;
•	reduce headcount and not replace departed employees, subject to PPP loan restrictions;
•	reduce discretionary and other expenses;
•	seek to enter new markets; and
•	consider additional financing and/or strategic alternatives.

We are reassessing our business plan and forecasts over the next two years. Based on our known cash needs as of February 2021, and the anticipated availability of its ABL facility, we have developed plans to extend our liquidity to support its working capital requirements through the first quarter of 2022. However, there can be no assurance our plans will be achieved, or that we  will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

In addition, even if we successfully generate additional funds through the sale of additional equity securities, borrowings or alternative financing, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of its operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our operational business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. In addition, broad market and industry factors may seriously harm the market price of our common stock, regardless of its operating performance, and may adversely impact its ability to raise additional funds.

Equity Raises

On November 22, 2019, we entered into an ATM offering agreement with H.C. Wainwright & Co., LLC or Wainwright relating to shares of our common stock.  On June 10, 2020, we filed a prospectus supplement to update and amend the aggregate amount of shares we could sell pursuant to the ATM agreement.

During 2020, we raised $9.8 million, net of offering expenses, through the sale of shares under the ATM facility which represented the remaining amount available under the facility. We used and intend to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes.

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

The ABL Facility renewed on December 31, 2020 and will automatically renew on December 31, 2021 for a one-year term unless written notice to terminate the Financing Agreement is provided by either party.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of December 31, 2020, there were $1.9 million net borrowings outstanding under the Financing Agreement, the interest rate was 6.5% and had unused borrowing availability of $2.1 million. We were in compliance with all financial debt covenants as of December 31, 2020.

Change in Control Agreements

The Company entered into change in control agreements with certain of its executive officers, non-executive officers and managers. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Dividends

In the years ended December 31, 2020 and 2019, no dividends were declared or paid. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes. Future decisions to pay cash dividends are at the discretion of our Board of Directors.

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

Inventory Valuation

Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the production of OLED displays. The standard cost for our products is subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead and labor hours incurred, and the yields experienced in the manufacturing process. We regularly reviews inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of the inventory. If our review indicates a reduction in utility below carrying value, the inventory is reduced to a new cost basis.

Leases

We account for leases in accordance with ASC Topic 842: Leases, which we adopted on January 1, 2019. As a lessee, we record a right-of-use asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and use the implicit rate when readily determinable. We estimate our incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease.  Some of our leases include the option to extend or terminate the lease. We include these options in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Lease expense is generally recognized on a straight-line basis over the lease term.

We enter into lease agreements for the use of office space, manufacturing facilities, and phone equipment, under both operating and finance leases. Operating leases are included in Operating lease right-of-use assets, Operating lease liability – current and, Operating lease liability – long term in our Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment, net, Finance lease liability – current and Finance lease liability – long term in our Consolidated Balance Sheet.

Fair Value of Financial Instruments

Our cash, cash equivalents, accounts receivable, short-term investments, accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments. The fair value of our ABL Facility approximates our carrying value because the interest rate moves with a market-based rate plus a margin. The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

The PPP loan is presented on the balance sheet, at cost which equals fair market value due to the loan’s short-term maturity, as the current portion of long-term debt, and long-term payables based upon the schedule of repayments and excluding any possible forgiveness of the loans.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Assessment

As of December 31, 2020, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was effective.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as communicated to the Audit Committee. Despite the impact of the COVID-19 pandemic, due to the Company’s classification as an essential business, our finance and administrative workforce worked onsite during the quarter ended December 31, 2020. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be incorporated herein by reference from the sections captioned "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on June 25, 2021, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 (the " 2021 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be incorporated herein by reference from the sections captioned "Compensation of Directors", "Elements of Executive Compensation", "Summary Compensation Table", and "Outstanding Equity Awards Table" in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be incorporated herein by reference in the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be incorporated herein by reference from the sections captioned "Transaction with Related Persons" in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be incorporated herein by reference from the section captioned "Audit Fees" in the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

F-3    Consolidated Balance Sheets at December 31, 2020 and 2019.

F-4    Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019.

F-5    Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020 and 2019.

F-6    Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019.

F-7    Notes to the Consolidated Financial Statements.

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

10.2	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.3	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.4	2013 Incentive Stock Plan, filed April 2, 2013, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.5

8th Lease Amendment between International Global Foundries U.S. 2 LLC and eMagin Corporation, effective as of March 21, 2016 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2016).

10.6

Financing Agreement, dated as of March 24, 2017, by and between the Company and Rosenthal & Rosenthal, Inc. (incorporated by reference to exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 29, 2017).

10.7	Form of Amended and Restated Change in Control Agreement (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019).

10.8	2019 Employee and Consultant Stock Option and Incentive Plan filed December 5, 2019, as filed in the registrant's Definitive Proxy Statement incorporated herein by reference.*

10.9	2019 Non-Employee Director Stock Option and Incentive Plan filed December 5, 2019, as filed in the Registrant's Definitive Proxy Statement incorporated herein by reference.*

10.10	12th Lease Amendment between IPark East Fishkill and eMagin Corporation, effective as of November 20, 2020 (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March 2021.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 18, 2021, on behalf of the registrant and in the capacities Indicated.

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
Stephen Seay

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of eMagin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring negative cash flows from operations, has suffered recurring losses from operations, and there is uncertainty regarding the COVID-19 pandemic and the Company’s ability to obtain additional capital or borrow under its asset based lending facility. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contract Revenue and Cost Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s contract revenue was $4,382 for the year ending December 31, 2020. The Company recognizes its contract revenues under the overtime method from certain research and development activities under both firm fixed-price contracts and cost-type contracts. Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date relative to total efforts intended to be expended. Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract. Management exercises significant judgment in determining revenue recognition for these customer agreements as the estimate of the contract costs is critical to the recognition of revenue based under the input method.

We identified the Company’s revenue recognition of contract revenue and cost recognition as a critical audit matter because of the significant assumptions and judgements used by management in determining the estimated costs to be incurred throughout the customer contract. Auditing management’s estimation of cost recognition required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

Our audit procedures related to the Company’s contract revenue and cost recognition for these customer agreements included the following, among others:

•	Evaluated the Company’s significant accounting policies related to contract revenue and cost recognition in accordance with the applicable accounting standards.

•

Evaluated the reasonableness of management estimates of cost recognition by comparing costs incurred under completed contracts to the costs estimated by management at the inception of the customer agreement.

•	Selected a sample of customer agreements and performed the following procedures:

•

Reviewed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, to determine the revenue recognition conclusions are reasonable.

•	Evaluated management’s estimated cost budget for each selection compared to costs incurred to test amount to be recognized in accordance with management’s accounting policies.

Inventory Valuation

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated net inventories balances was $8,379 as of December 31, 2020. The Company’s inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The valuation of inventory requires management to perform complex manual calculations using significant assumptions, including estimates related to manufacturing yields and absorption rates.

We identified inventory valuation as a critical audit matter because of certain significant assumptions, judgements and manual calculations used by management in calculation of standard cost basis. Auditing management’s assumptions was complex and required a high degree of auditor judgement and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Company’s inventory valuation included the following, among others:

•	Evaluated the Company’s significant accounting policies related to inventory valuation in accordance with the applicable accounting standards

•	Evaluated the reasonableness of the significant assumptions used by management including those related to manufacturing yields and absorption rates.

•	Tested the completeness, accuracy, and relevance of the underlying data used in management's estimate of standard cost basis.

•	Tested the calculations and application of management’s methodologies related to the reasonableness of the valuation the standard cost basis.

/s/ RSM US LLP

We have served as the Company's auditor since 2011.

Stamford, Connecticut

March 18, 2021

eMAGIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,315	$3,515
Restricted cash	2,111	—
Accounts receivable, net	5,314	3,966
Account receivable-due from government awards	1,013	—
Unbilled accounts receivable	253	155
Inventories	8,379	8,832
Prepaid expenses and other current assets	943	1,130
Total current assets	26,328	17,598
Property, plant and equipment, net	21,132	8,100
Operating lease right - of - use assets	50	3,729
Intangibles and other assets	126	160
Total assets	$47,636	$29,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$1,302
Accrued compensation	1,628	1,778
Paycheck Protection Program loan - current	982	—
Revolving credit facility, net	1,875	2,891
Common stock warrant liability	4,622	23
Other accrued expenses	1,693	1,401
Deferred revenue	425	277
Operating lease liability - current	51	775
Finance lease liability - current	1,027	16
Other current liabilities	757	326
Total current liabilities	14,266	8,789
Other liability - long term	56	—
Paycheck Protection Program loan - long term	982	—
Deferred Income - government awards - long term	4,309	—
Operating lease liability - long term	—	3,067
Finance lease liability - long term	11,783	24
Total liabilities	31,396	11,880

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of December 31, 2020 and December 31, 2019.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 68,890,819 shares, outstanding 68,728,753 shares as of December 31, 2020 and issued 50,250,378 shares, outstanding 50,088,312 shares as of December 31, 2019.	69	50
Additional paid-in capital	268,729	258,767
Accumulated deficit	(252,058)	(240,610)
Treasury stock, 162,066 shares as of December 31, 2020 and December 31, 2019.	(500)	(500)
Total shareholders’ equity	16,240	17,707
Total liabilities and shareholders’ equity	$47,636	$29,587

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Twelve Months Ended
	December 31,
	2020	2019
Revenues:

Product	$25,042	$24,589
Contract	4,382	2,137
Total revenues, net	29,424	26,726

Cost of revenues:

Product	21,054	18,775
Contract	2,005	1,223
Total cost of revenues	23,059	19,998

Gross profit	6,365	6,728

Operating expenses:

Research and development	5,715	5,048
Selling, general and administrative	7,567	7,251
Total operating expenses	13,282	12,299

Loss from operations	(6,917)	(5,571)

Other (expense) income:
Change in fair value of common stock warrant liability	(4,599)	1,474
Interest expense, net	(132)	(201)
Other income, net	200	—
Total other (expense) income	(4,531)	1,273
Loss before provision for income taxes	(11,448)	(4,298)
Income taxes	—	—
Net loss	$(11,448)	$(4,298)

Loss per share, basic and diluted	$(0.19)	$(0.09)

Weighted average number of shares outstanding:

Basic and Diluted	60,457,652	48,132,714

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	5,659	$—	45,323,339	$45	$254,736	$(236,312)	$(500)	$17,969
Exercise of common stock options	—	—	12,500	—	9	—	—	9
Public offering of common shares, net of offering costs	—	—	4,914,539	5	3,471	—	—	3,476
Stock based compensation	—	—	—	—	551	—	—	551
Net loss	—	—	—	—	—	(4,298)	—	(4,298)
Balance, December 31, 2019	5,659	$—	50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707
Exercise of common stock warrants	—	—	5,364,997	5	35	—	—	40
Public offering of common shares, net of offering costs	—	—	13,275,444	14	9,769	—	—	9,783
Stock based compensation	—	—	—	—	158	—	—	158
Net loss	—	—	—	—	—	(11,448)	—	(11,448)
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,448)	$(4,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,112	2,046
Change in fair value of common stock warrant liability	4,599	(1,474)
Loss on sale of equipment	19	—
Stock-based compensation	158	551
Amortization of operating lease right-of-use assets	698	538
Changes in operating assets and liabilities:
Accounts receivable	(1,348)	(780)
Unbilled accounts receivable	(98)	69
Inventories	453	(250)
Prepaid expenses and other current assets	187	(255)
Deferred revenues	148	239
Operating lease liabilities	(730)	(554)
Accounts payable, accrued expenses, and other current liabilities	353	(982)
Net cash used in operating activities	(4,897)	(5,150)
Cash flows from investing activities:
Purchase of equipment	(1,089)	(1,060)
Purchase of equipment government grant	(1,411)	—
Proceeds from sale of equipment	50	—
Net cash used in investing activities	(2,450)	(1,060)
Cash flows from financing activities:
(Repayments) borrowings under revolving line of credit, net	(1,016)	2,891
Proceeds from public offering, net	9,783	3,476
Change in finance lease liabilities	(17)	(10)
Proceeds from government grant	3,505	—
Proceeds from Paycheck Protection Program loan	1,963	—
Proceeds from warrant exercise, net	40	—
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	14,258	6,366
Net increase in cash, cash equivalents, and restricted cash	6,911	156
Cash, cash equivalents, and restricted cash, beginning of period	3,515	3,359
Cash, cash equivalents, and restricted cash, end of period	$10,426	$3,515
Cash, cash equivalents, end of period	8,315	3,515
Restricted cash, end of period	2,111	—

Supplementary Cash Flow Information
Cash paid for interest	$52	$177
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$12,706	$50

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature Of Business

 eMagin Corporation (the “Company”) designs, develops, manufactures and markets Active Matrix OLED (organic light emitting diode) –on-silicon microdisplays used in military and commercial AR/VR devices and other near-eye imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

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

Reclassification

Certain balances on the consolidated balance sheet for the year ended December 31, 2019, have been reclassified, with no effect on net loss (or loss per common share) or shareholders’ equity, to be consistent with the classifications adopted for the year ended December 31, 2020.

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, deferred tax asset valuation allowances, litigation and other loss contingencies, among others. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue and Cost Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues. Contracts include written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays. The Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. Our customary terms are FOB our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product. The Company offers a one-year product warranty, for replacement of product only, and does not allow returns. The Company generally offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

The Company also recognizes revenues under the overtime method from certain research and development (“R&D”) activities (contract revenues) under both firm fixed-price contracts and cost-type contracts. Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended. Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract. Under the overtime method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.

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

Government Funding

The Company accounts for awards received from the U.S. government for procurement of capital equipment after analysis of the terms of the underlying award contract, and in accordance with contract and equipment purchase milestones and accounting principles for grant accounting. For awards in which the Company will hold title to the underlying equipment, the Company initially records amounts invoiced to the U.S. government for equipment progress payments on the accompanying Consolidated Balance Sheets as deferred income – government awards – long term and accounts receivable- due from government awards. The Company records said progress payments made to capital equipment vendors in Property, plant and equipment. Amounts recorded in deferred income – government awards – long term will be recognized as Other income on the accompanying Consolidated Statement of Operations on a systematic basis as depreciation and other expenses are incurred over the useful life of the capital equipment.

See Note 4 of the Notes of the Consolidated Financial Statements for additional details of our government funding.

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Beginning balance	$300	$423
Warranty accruals and adjustments	333	58
Warranty claims	(18)	(181)
Ending balance	$615	$300

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

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the cost based input method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Consolidated Balance Sheet. Customer Advances and Deposits (Contract Liabilities) - The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue. These billings in excess of revenue are classified as deferred revenue on the Consolidated Statements of Operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation on equipment is calculated using the straight-line method of depreciation over the estimated useful life ranging from three to 10 years. Amortization of leasehold improvements is calculated by using the straight-line method over the shorter of their estimated useful lives or lease terms. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. Total intangible amortization expense was approximately $9 and $32 thousand for the years ended December 31, 2020 and 2019, respectively.

Leases

The Company accounts for leases in accordance with ASC Topic 842: Leases, which we adopted on January 1, 2019. As a lessee, the Company records a right-of-use asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and use the implicit rate when readily determinable. The Company estimates its incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease.  Some of our leases include the option to extend or terminate the lease. The Company includes these options in the recognition of its right-of-use assets and lease liabilities when it is reasonably certain that the Company will exercise the option. Lease expense is generally recognized on a straight-line basis over the lease term.

The Company enters into lease agreements for the use of office space, manufacturing facilities, and phone equipment, under both operating and finance leases. Operating leases are included in Operating lease right-of-use assets, Operating lease liability – current and, Operating lease liability – long term in our Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment, net, Finance lease liability – current and Finance lease liability – long term in our Consolidated Balance Sheet.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. There was no advertising expense for the years ended December 31, 2020 and 2019.

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

The Company’s Series B Convertible Preferred stock (“Preferred Stock – Series B”) is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic and diluted earnings per share. The Preferred Stock – Series B is not required to absorb any net loss. Although the Company paid a one-time special dividend in 2012, the Company does not expect to pay dividends on its common or preferred stock in the near future. In accordance with the Preferred Stock – Series B agreements, the conversion price was adjusted to $0.3033 per share in December 2019, and the resultant, if converted common shares are reflected in the table of anti-dilutive common stock equivalents below.

For the years ended December 31, 2020 and 2019, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following is a table of the potentially dilutive common stock equivalents for the years ended December 31, 2020 and 2019 that were not included in diluted EPS as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31,
	2020	2019
Options	4,797,834	5,404,985
Warrants	13,055,773	19,295,773
Convertible preferred stock	18,726,009	18,726,009
Total potentially dilutive common stock equivalents	36,579,616	43,426,767

The above table reflects a revision of the potentially dilutive common stock equivalents that were not included in diluted EPS, associated with the Company’s convertible preferred stock, for the year ended December 31, 2019, compared to what was previously reported. The Company increased such potentially dilutive common stock equivalents from 7,545,333 to 18,726,009 as a result of previously excluding certain common stock equivalents that would be issued as a result of the Company conducting an equity offering priced below the convertible preferred stock’s conversion price. This correction had no impact on any financial statement amounts or EPS.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss).

The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2020 and 2019. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments. The asset based lending facility (the “ABL Facility”) is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin. The payroll protection plan, or PPP loan is presented on the balance sheet, at cost which equals fair market value due to the short term nature of the loan.

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

The common stock warrant liability discussed in Note 12 is currently the only financial assets or liability recorded at fair value on a recurring basis, and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in current liabilities on the accompanying financial statements as of December 31, 2020, as the warrants are currently exercisable.

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2020	$23
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	4,599
Balance as of December 31, 2020	$4,622

The fair value of the liability for common stock purchase warrants at December 31, 2020 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date. Inputs to the model at December 31,

2020 included remaining contractual terms of the warrants ranging from 1.4 to 2.1 years, risk-free interest rates ranging from 0.16% to 2.87%, with no expected dividends, and expected volatility of the price of the underlying common stock ranging from 40.28% to 109.27%.

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

Concentration of Credit Risk

The majority of the Company’s products are sold throughout North America, Asia, and Europe. Sales to the Company’s recurring customers are made generally on open account while sales to occasional customers are typically made on a prepaid basis. The Company performs periodic credit evaluations on its recurring customers and generally does not require collateral. An allowance for doubtful accounts is maintained for credit losses.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents are deposited with financial institutions which, at times, may exceed federally insured limits. The Company invests surplus cash in a government money market fund that consists of U.S. government obligations and repurchase agreements collateralized by U.S. government obligations, which are not insured. To date, the Company has not experienced any loss associated with this risk.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the year ended December 31, 2020, three customers accounted for 16.9%,  12.8% and 10.9% of net revenues. For year ended December 31, 2019, there were zero customers who accounted for over 10% of net revenues. As of December 31, 2020, the Company had accounts receivable balances from those three customers who had balances of 22.0%,  17.0% and 9.5%.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the year ended December 31, 2020, the Company incurred a net loss $11.4 million and used cash in operating activities of $4.9 million. As of December 31, 2020, the Company had $8.3 million of cash,  $1.9 million of outstanding indebtedness and borrowing availability of $2.1 million under its ABL Facility. In addition, the Company has $1.9 million outstanding under a PPP loan, which may be forgiven if the loan is used for eligible expenses and meets PPP criteria for forgiveness.

The pandemic has significantly increased economic and demand uncertainty. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

Due to continuing losses, the COVID-19 pandemic, uncertainty regarding the Company’s need or ability to borrow under its ABL

Facility, and the expiration of the Company’s At The Market (“ATM”) facility in July 2020 when the remaining amount available under the facility was used, the Company may not be able to meet its financial obligations as they become due without obtaining additional financing or sources of capital at acceptable terms to the Company. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives.  The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, subject to PPP loan restrictions, 4) reduce discretionary and other expenses 5) seek to enter new markets, and 6) considering additional financing and/or strategic alternatives.

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of March 2021, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the first quarter of 2022. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) a guidance that adds, amends, and removes certain disclosure requirements related to fair value measurements. Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the guidance on January 1, 2020, on a prospective basis and such adoption did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's accounts receivable, and it requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

Note 3 – Revenue Recognition

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

Additional disaggregated revenue information for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
North and South America	$16,434	$14,566
Europe, Middle East, and Africa	9,834	11,112
Asia Pacific	3,156	1,048
Total	$29,424	$26,726

	Twelve Months Ended
	December 31,
	2020	2019
Military	$21,373	$19,033
Commercial, including industrial and medical	1,607	3,224
Consumer	3,383	1,187
Multiple	3,061	3,282
Total	$29,424	$26,726

Accounts Receivable from Customers

Accounts receivable, net of allowances, associated with revenue from customers were approximately $5.3 million and $4.0 million as of December 31, 2020 and 2019, respectively.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the overtime revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the proportional performance method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Consolidated Balance Sheet.

Customer Advances and Deposits (Contract Liabilities) -  The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue. These billings in excess of revenue are classified as deferred revenue on the Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	21	December 31,	December 31,
		2020	2019

Unbilled Receivables (contract assets)		$253	$155

Deferred Revenue (contract liabilities)		$(425)	$(277)

During the years ended December 31, 2020 and 2019, the Company recognized $0.2 million and $0.2 million of revenue related to its contract liabilities that existed as of December 31, 2020 and 2019, respectively.

Remaining Performance Obligations.

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.5 million and $1.4 million. The Company expects to recognize $2.3 million of revenue relating to its remaining performance obligations over the next 12 months.

Note 4-  Government Funding

On July 28, 2020, the Company announced that it had been awarded a $33.6 million contract over the next 33 months from the Department of Defense (“DoD”) to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on the Company’s proprietary direct patterning technology (“dPd”). This investment is in addition to the $5.5 million award announced on June 11, 2020, under the Department of Defense Industrial Base Analysis (“IBAS”) Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at the Company’s Hopewell Junction, New York, headquarters. These funds will be used to procure key equipment and tooling, and reimburse the Company for certain labor and material costs, which the Company believes will improve all aspects of its OLED microdisplay production, including increased throughput and capacity.

Pursuant to the preliminary Technology Investment Agreement the government provided when the award was announced, the Company expects that the government will own the related equipment purchases until the end of the 33 month contract period, at which point the Company can apply to take title. The Company began making payments to related equipment vendors during the fourth quarter of 2020.    For accounting purposes the Company considers that it is probable that title will pass to the Company and accordingly will treat this award in a similar fashion as the IBAS award.

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of December 31, 2020, the Company has received $3.5 million for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of December 31, 2020, of $1.1 million are reflected in restricted cash on the accompanying balance sheet.    Amounts due from the U.S. Department of Defense pursuant to invoices for capital equipment are presented on the balance sheet as accounts receivable – due from government awards.   The total amount invoiced during the year ended December 31, 2020 of $4.4 million is reflected in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the year ended December 31, 2020,  the Company recognized deferred income related to certain overhead expenses, not capitalized, of $77 thousand.

The terms of various government agreements provide among other items that the Company must achieve certain yield targets, give priority to military orders and continue to maintain the productive capacity of equipment purchased for up to five years past the completion of the programs.

Amounts billed to the government under these programs are recorded as Accounts Receivable – due from government  awards on the accompanying Consolidated Balance Sheets.

Note 5 – Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accounts receivable	$5,453	$4,105
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$5,314	$3,966

Note 6 – Inventories, net

The components of inventories were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$3,995	$2,788
Work in process	1,263	1,561
Finished goods	3,918	5,248
Total inventories	9,176	9,597
Less inventory reserve	(797)	(765)
Total inventories, net	$8,379	$8,832

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Vendor prepayments	$716	$657
Other prepaid expenses	227	473
Total prepaid expenses and other current assets	$943	$1,130

Note 8 – Property, Plant and Equipment

Property, plant and equipment improvements consist of the following (in thousands):

	December 31,
	2020	2019
Computer hardware and software	$921	$893
Lab and factory equipment	20,554	17,482
Furniture, fixtures and office equipment	59	59
Finance lease - equipment	116	116
Finance lease - manufacturing facility	12,706	-
Construction in progress	1,734	2,668
Leasehold improvements	128	60
Total property, plant and equipment	36,218	21,278
Less: accumulated depreciation and amortization	(15,086)	(13,178)
Property, plant and equipment, net	$21,132	$8,100

Depreciation and amortization expense was $2.1 million for year ended December 31, 2020 and $1.9 million year ended December 31, 2019. Amortization expense was $68 thousand and $11 thousand for assets under capital leases for the year ended December 31, 2020.  During 2020, the Company expanded its manufacturing space and signed a 10-year renewal of the related lease agreement, with two five-year options to renew.  The present value of the related lease payment exceeded 90% of the fair value of the underlying asset, classifying this as a finance lease.  Formerly, the lease was classified as an operating lease and right of use asset.

Note 9 – Debt / Line of Credit

	December 31,	December 31,
(in thousands)	2020	2019
Revolving credit facility	$1,875	$2,891
Less: unamortized debt issuance costs	-	-
Revolving credit facility, net	$1,875	$2,891

On December 21, 2016, the Company entered into an ABL Facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. As of December 31, 2020, the interest rate on outstanding borrowings was 6.5%. The ABL Facility renewed on December 31, 2020 and will automatically renew on December 31, 2021 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $0.2 million of debt issuance costs including lender and legal costs that were amortized over the original three-year term of the ABL Facility. The ABL Facility agreement contains certain lenders remedies that upon events of default, give the bank the ability to terminate the facility before the scheduled maturity date. Accordingly, the Company classifies borrowing under the ABL Facility as current liabilities on the accompanying balance sheets.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The

Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of December 31, 2020, the Company had unused borrowing availability of $2.1 million and was in compliance with all financial debt covenants.

For the year ended 2020, interest expense includes interest paid, or accrued of approximately $57 thousand on outstanding debt.

Paycheck Protection Program

On June 8, 2020, the Company received a loan under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program from KeyBank National Association related to the COVID-19 crisis in the amount of $1.9 million (the “PPP loan”). Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. Pursuant to the terms of the PPP loan, the Company may apply for forgiveness of the loan in an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company used the proceeds for purposes consistent with the PPP, and filed an application for forgiveness with the SBA, in December 2020.  If forgiveness is not granted, future annual minimum loan payments as of December 31, 2020 would be $0.98 million and $0.98 million for 2021 and 2022, respectively.

Note 10 – Leases

The Company leases office and manufacturing facilities in Hopewell Junction, NY under a non-cancelable operating lease agreement. The lease for these facilities, as amended, was to expire in May 2024 and did not contain a renewal option. The lease agreement did not contain any residual value guarantees, or material restrictive covenants. In November 2020, we entered into the 12th amendment, which will expand the current footprint to approximately 63,000 square feet in 2021 and includes two five-year options to extend. Under ASU 842, the company reassessed the lease from operating to a finance lease for the 12th amendment.

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two-year extension of this lease that expires in October 2021. The lease agreement does not contain any residual value guarantees, material restrictive covenants or a renewal option. This lease is classified as an operating lease.

On May 2, 2019, the Company entered into a three-year finance lease commitment for phone equipment.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring lease liabilities. We estimate our incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease.

The components of lease expense were as follows (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Finance Lease Cost:
Amortization of right-of-use assets	$68	$11
Interest on lease liabilities	70	3
Operating lease cost	965	986
Short-term lease cost	-	58
Total Lease Cost	$1,103	$1,058

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,068	$1,012
Financing cash flows from finance leases	$103	$13
Right-of-use assets obtained in exchange for new finance lease liabilities	$12,706	$50
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$110

Finance lease right-of-use assets	12,677	40

Operating lease right-of-use assets	50	3,729
Finance lease liability, current	1,027	16
Finance lease liability, non-current	11,783	24
Operating lease liabilities, current	51	775
Operating lease liabilities, non-current	-	3,067
Weighted average remaining lease terms - finance leases	20.67 years	2.33 years
Weighted average remaining lease terms - operating leases	0.84 years	4.42 years
Weighted average discount rate - finance leases	6.43%	10.91%
Weighted average discount rate - operating leases	7.75%	8.48%

Future annual minimum lease payments and finance lease commitments as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$52	$1,029
2022	-	1,019
2023	-	1,011
2024	-	1,011
2025	-	1,011
Thereafter	-	18,261
Total undiscounted future minimum lease payments	52	23,342
Less imputed interest	(1)	(10,532)
Lease liability(1)	$51	$12,810

(1)

Total future lease payments exclude approximately $4.9 million of lease payments related to the Expansion Space portion of the NY Lease that was signed but has not yet commenced as of December 31, 2020.

Note 11 – Income Taxes

New Tax Legislation

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however benefit from one provision, which allows for the immediate refund of the Alternative Minimum Tax Credit (“AMT Credit”) previously recognized as deferred tax asset. The Company has filed an amendment to claim the AMT Credit and is anticipating a refund of $212 thousand. This tax receivable was recorded during 2017, and is reflected in Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheet.

Net loss before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2020	2019
Domestic, current	$(11,448)	$(4,298)
Total	$(11,448)	$(4,298)

The tax effects of significant items comprising the Company’s deferred taxes are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$28,153	$30,428
Research and development tax credit carryforwards	2,450	2,479
Stock based compensation	1,561	1,632
Other provision and expenses not currently deductible	2,317	1,327
Total deferred tax assets	34,481	35,866
Deferred tax liabilities:
Depreciation and amortization	(521)	(693)
Prepaid expenses	(68)	(195)
Total deferred liabilities	(589)	(888)
Less: valuation allowance	(33,892)	(34,978)
Net deferred tax asset	$—	$—

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

As of December 31, 2020, the Company’s deferred tax assets were generated primarily from the federal and state net operating loss, stock based compensation and research and development tax credits. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against the deferred tax assets at December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company had net deferred tax assets before its valuation allowance of $33.9 million and $35.0 million, respectively.

During the year ended December 31, 2020, the Company did not utilize its prior years’ net operating loss carryforwards and the net operating loss of $11.1 million that originated in 1999 expired. As of December 31, 2020,  the Company had federal and state net operating loss carryforwards of $131.9 million and federal research and development tax credit carryforwards of $2.5 million. Pursuant to provisions of the 2017 Tax Cut and Jobs Act, the net operating losses originating in years subsequent to 2017 totaling $14.7 million can be carried forward indefinitely.

The federal net operating losses and tax credit carryforwards will expire as follows (in thousands):

	Net	Research and
	Operating	Development
	Losses	Tax Credits
2020-2021	$28,171	$323
2022-2025	42,814	319
2026-2037	45,866	1,808
No Expiration	15,012	-
	$131,863	$2,450

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2020	2019
U.S. Federal income tax benefit at federal statutory rate	21%	21%
Change in valuation allowance	9	(6)
Permanent differences	(8)	7
NOL Expiration - 1998	(21)	(26)
Other, net	(1)	4
Effective tax rate	-%	-%

The Company did not have unrecognized tax benefits at December 31, 2020 and 2019. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties.

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

Summary of warrants and warrants outstanding:

	Issued	Outstanding	Exercise Price	Expire
2015 Warrant Issuance	383,500	383,500	2.05	Jun 2021
2016 Warrant Issuance	2,947,949	2,947,949	2.60	Feb 2022
2017 Warrant Issuance(1)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance(2)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance(2)	4,004,324	3,974,324	1.55	Jul 2023
2019 Warrant Issuance(3)	6,000,000	4,000,000	0.78	Oct 2024
		13,055,773

(1)	Issued in conjunction with an unsecured line of credit.
(2)	Warrants are subject to liability accounting.
(3)	Private Placement unregistered warrants exercisable six months following issuance.

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

Based on the Company’s analysis of the terms and conditions of the warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments. As a result, the Company has accounted for the exercise price paid by investors for purchase of the pre-funded warrants as additional paid in capital on the accompanying Consolidated Balance Sheet.

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

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	December 31,	December 31,
	2020	2019
2018 January and February Issuance
Fair Value	$3,577	$22

2017 May issuance
Fair Value	1,045	1
	$4,622	$23

	Twelve Months Ended
	December 31,
	2020	2019
Change in Fair Value of common stock warrant liability (1)	(4,599)	1,474

(1)	The combined changes in fair value is reflected as income from change in the fair market value of common stock warrant liability.

Note 13 – Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

The Company has designated 10,000 shares of the Company’s preferred stock as Preferred Stock – Series B at a stated value of $1,000 per share. The Preferred Stock – Series B was initially convertible into common stock at a conversion price of $0.75 per share, subject to adjustment if the Company conducts an equity offering priced below that amount. Pursuant to this provision, the conversion price was reduced to $0.3022 per share in December 2019.  At the current conversion price, the Series B. Preferred Stock is convertible into 18,726,009 share of Company common stock.  The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock. The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.

As of December 31, 2020 and 2019, there were 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

Common shares issued due to options and warrant exercises (dollar amounts in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Shares issued due to Options exercised	-	12,500
Proceeds	$-	$9

Shares issued due to Warrants exercised(1)	5,364,997	-
Proceeds	$40	$-

(1)	A total of warrants to purchase 6,240 common share were exercised, and 875 common shares were surrendered to the Company pursuant to cashless exercise provisions.

Equity Issuances

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

On November 22, 2019, the Company entered into an ATM offering agreement with H.C. Wainwright & Co., LLC, (“Wainwright”) to sell up to 5.0 million shares of our common stock having an aggregate offering price of up to $1.7 million from time to time through Wainwright acting as our sales agent. In 2019, the Company raised $0.2 million, net of offering expenses.

On June 10, 2020, the Company filed a prospectus supplement to update and amend the aggregate amount of shares it may sell pursuant to the At Market Offering Agreement, dated November 22, 2019, as amended from time to time, between the Company and H.C. Wainwright & Co., LLC. During the year ended December 31, 2020, the Company raised $9.8 million, net of offering expenses, through the sale of shares under the ATM facility which represented the remaining amount available under the facility.

Note 14 – Stock Compensation

Incentive compensation plans

The 2019 Non Employee Director Stock Option and Incentive Plan (the “2019 Director Plan”) was adopted and approved by the shareholders on December 5, 2019 was designed to enhance the flexibility to grant equity awards to Directors and to ensure grant of equity awards to eligible recipients. The 2019 Plan has an aggregate of 2.0 million shares and permits an award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, dividend equivalent rights and cash-based awards. A minimum vesting period of one year is required for all equity awards.

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

Option activity for the year ended December 31, 2020 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,404,985	$2.40
Options granted	150,000	0.83
Options exercised	—	—
Options forfeited	—	—
Options cancelled or expired	(757,151)	3.39
Outstanding at December 31, 2020	4,797,834	$2.17	2.72	$—
Vested or expected to vest at December 31, 2020 (1)	4,797,133	$2.36	2.74	$—
Exercisable at December 31, 2020	4,797,133	$2.36	2.74	$—

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2020, there were 5 million shares available for grant under the 2019 Employee and Consultant Plan and 1.8 million shares available under the 2019 Non - Employee Director Incentive Plans. There are no shares available for grant under older plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2020 for the options that were in-the-money. As of December 31, 2020, there were no options that were in-the-money. The Company’s closing stock price was $1.65 as of December 31, 2020. The Company issues new shares of common stock upon exercise of stock options. The intrinsic value of options exercised was $0.0 thousand for the year ended December 31, 2020.

Stock- based compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the years ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Cost of revenues	$16	$25
Research and development	42	85
Selling, general and administrative	100	441
Total stock compensation expense	$158	$551

At December 31, 2020, total unrecognized compensation costs related to stock options was approximately $17.5 thousand, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.9 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Twelve Months Ended
	December 31,
	2020	2019
Dividend yield	0%	0%
Risk free interest rates	0.3%	1.77 to 2.48%
Expected volatility	69.6%	41.7 to 49.2%
Expected term (in years)	5.5	3.5 to 4.0

The weighted average fair value per share for options granted in 2020 and 2019 was $0.48 and $0.65, respectively.

There were no dividends declared or paid in 2020 or 2019. The Company does not expect to pay dividends in the near future; therefore, it used an expected dividend yield of 0%. The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield at the time of grant available on U.S. Treasury securities with an equivalent term. Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Note 15 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $196.0 thousand at December 31, 2020.

In addition, through December 31, 2020 the Company has committed to equipment to be purchased under government awards of $3.5 million.

Employee benefit plans

The Company’s U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after five years of service. The Company matches employee contributions of 50% up to a maximum of 3% of qualified compensation. The Company’s contributions were $0.1 million for the year ended December 31, 2020 and December 31, 2019.

Change in Control agreements

The Company entered into change in control agreements with certain of its executive officers, non-executive officers and managers. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Litigation

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, the Company received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. The Company has responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019, the Company was notified by Suga that they intend to pursue arbitration. During September and October 2019, the Company held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 a formal request for arbitration was received, which Suga filed with the International Chamber of Commerce or ICC. The Company retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator has been appointed and arbitral proceedings for the consideration of the claims and counterclaims are expected to run through the second quarter of 2021. The parties are permitted to settle at any point during the arbitration proceedings.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While the Company believes that it has adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of December 31, 2020, if the Company fails to resolve these claims in a timely and/or favorable manner.