Form 10-Q
period 2021-03-31
EMAGIN CORP
filed 2021-05-13
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 72,270,927 common shares at $0.001 par value per share of the registrant outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report include statements about:

•	our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern;
•	our ability to generate additional revenue or secure additional financing when required, in order to continue our current operations;
•	our ability to manufacture our products on a timely basis and at a competitive cost;
•	our ability to successfully remediate manufacturing issues that have resulted in production delays and successfully integrate new equipment on our manufacturing line;
•	our ability to achieve our yield improvement initiatives;
•	our ability to meet our obligations as they become due over the next twelve months;
•	our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing;
•	the impact of the COVID-19 pandemic on our business;
•	our anticipated cash needs and our estimates regarding our capital requirements;
•	our ability to repay our indebtedness pursuant to the asset based lending, or ABL, facility;
•	our ability to maintain our relationships with customers and vendors;
•	our ability to protect our intellectual property;
•	our ability to successfully develop and market our products to customers;
•	our ability to generate customer demand for our products in our target markets;
•	the development of our target markets and market opportunities, including the consumer market;
•	technological developments in our target markets and the development of alternate, competing technologies in them;
•	the rate of acceptance of augmented reality/virtual reality, or AR/VR, systems and products in the consumer and commercial marketplace;
•	our potential exposure to product liability claims;
•	our ability to meet customers’ delivery schedules;
•	market pricing for our products and for competing products;
•	the concentration of a significant ownership percentage in a relatively small number of stockholders and the ability of one or more of such stockholders to exert substantial control over our affairs;
•

changes in demand by original equipment manufacturer, or OEM, customers for advanced microdisplays, limited availability of suppliers and foundries, high costs of raw materials, pricing pressure brought by the marketplace or governmental customers and other factors that impact the commercial, military and consumer markets in which we operate;

•	increasing competition;
•	our ability to comply with the terms of government awards;
•

provisions in certain of our organizational documents, commercial agreements, government awards, and our military contracts that may prevent or delay an acquisition of, partnership with, or investment in us and our ability to develop original equipment manufacturer and mass production partnerships;

•	our ability to maintain our operations as a result of potential employee, customer and supplier disruptions caused by the COVID-19 pandemic or any resurgences and quarantine restrictions; and
•	successful resolution and documentation of our agreement in principle to settle purchase commitments remaining from our consumer night vision business for a total of $0.6 million.

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

 ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,705	$8,315
Restricted cash	1,671	2,111
Accounts receivable, net	4,423	5,314
Account receivable-due from government awards	97	1,013
Unbilled accounts receivable	374	253
Inventories	8,413	8,379
Prepaid expenses and other current assets	1,095	943
Total current assets	26,778	26,328
Property, plant and equipment, net	22,118	21,132
Operating lease right - of - use assets	35	50
Intangibles and other assets	124	126
Total assets	$49,055	$47,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266	$1,206
Accrued compensation	1,929	1,628
Paycheck Protection Program loan - current	—	982
Revolving credit facility, net	198	1,875
Common stock warrant liability	11,830	4,622
Other accrued expenses	1,474	1,693
Deferred revenue	124	425
Operating lease liability - current	36	51
Finance lease liability - current	1,028	1,027
Other current liabilities	621	757
Total current liabilities	18,506	14,266
Other liability - long term	42	56
Paycheck Protection Program loan - long term	—	982
Deferred Income - government awards - long term	4,473	4,309
Finance lease liability - long term	11,733	11,783
Total liabilities	34,754	31,396

Shareholders’ equity:
Preferred stock, $.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $.001 par value: authorized 200,000,000 shares, issued 72,137,858 shares, outstanding 71,975,792 shares as of March 31, 2021 and issued 68,890,819 shares, outstanding 68,728,753 shares as of December 31, 2020.	72	69
Additional paid-in capital	274,165	268,729
Accumulated deficit	(259,436)	(252,058)
Treasury stock, 162,066 shares as of March 31, 2021 and December 31, 2020.	(500)	(500)
Total shareholders’ equity	14,301	16,240
Total liabilities and shareholders’ equity	$49,055	$47,636

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:

Product	$6,105	$5,634
Contract	668	1,097
Total revenues, net	6,773	6,731

Cost of revenues:

Product	4,707	4,790
Contract	358	507
Total cost of revenues	5,065	5,297

Gross profit	1,708	1,434

Operating expenses:

Research and development	1,842	980
Selling, general and administrative	1,824	1,798
Total operating expenses	3,666	2,778

Loss from operations	(1,958)	(1,344)

Other (expense) income:
Change in fair value of common stock warrant liability	(7,208)	(20)
Interest expense, net	(210)	(17)
Gain on forgiveness of debt	1,963	—
Other income, net	35	12
Total other (expense)	(5,420)	(25)
Loss before provision for income taxes	(7,378)	(1,369)
Income taxes	—	—
Net loss	$(7,378)	$(1,369)

Loss per share, basic and diluted	$(0.10)	$(0.03)

Weighted average number of shares outstanding:

Basic and Diluted	70,272,302	51,638,598

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercising of options	—	—	227,792	—	364	—	—	364
Stock based compensation	—	—	—	—	13	—	—	13
Exercise of common stock warrants	—	—	3,019,247	3	5,059	—	—	5,062
Net loss	—	—	—	—	—	(7,378)	—	(7,378)
Balance, March 31, 2021	5,659	$—	72,137,858	$72	$274,165	$(259,436)	$(500)	$14,301

	Preferred Shares	Preferred Stock		Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	5,659	$—		50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707
Stock based compensation	—	—		—	—	43	—	—	43
Public offering of common shares, net of offering costs	—	—		3,730,540	4	1,548	—	—	1,552
Net loss	—	—		—	—	—	(1,369)	—	(1,369)
Balance, March 31, 2020	5,659	$—	_	53,980,918	$54	$260,358	$(241,979)	$(500)	$17,933

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,378)	$(1,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	733	482
Change in fair value of common stock warrant liability	7,208	20
Gain on forgiveness of debt	(1,963)	—
Stock-based compensation	13	43
Amortization of operating lease right-of-use assets	15	184
Changes in operating assets and liabilities:
Accounts receivable	893	229
Unbilled accounts receivable	(121)	(315)
Inventories	(34)	11
Prepaid expenses and other current assets	(152)	(214)
Deferred revenues	(301)	17
Operating lease liabilities	(15)	(192)
Accounts payable, accrued expenses, and other current liabilities	(52)	181
Net cash used in operating activities	(1,154)	(923)
Cash flows from investing activities:
Purchase of equipment	(127)	(306)
Purchase of equipment, government grant	(1,582)	—
Net cash used in investing activities	(1,709)	(306)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(1,676)	(700)
Proceeds from public offering, net	—	1,552
Change in finance lease liabilities	(57)	—
Proceeds from government grant	1,120	—
Proceeds from warrant exercise, net	5,062	—
Proceeds from exercise of stock options	364	—
Net cash provided by financing activities	4,813	852
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,950	(377)
Cash, cash equivalents, and restricted cash, beginning of period	10,426	3,515
Cash, cash equivalents, and restricted cash, end of period	$12,376	$3,138
Cash, cash equivalents, end of period	10,705	3,138
Restricted cash, end of period	1,671	—

Supplementary Cash Flow Information
Cash paid for interest	$210	$22
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$8	$—

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

The Business

eMagin Corporation, or the Company, designs, develops, manufactures and markets Active Matrix organic light emitting diode, or OLED, -on-silicon microdisplays used in military and commercial AR/VR devices and other near-eye imaging products which utilize OLED microdisplays. The Company’s products are sold mainly in North America, Asia, and Europe.

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Condensed Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements as of December 31, 2020 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of estimates

In accordance with GAAP, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, liability classified warrants, percentage of completion of contracts, deferred tax asset valuation allowances, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

The total intangible amortization expense was $2 thousand for the three months ended March 31, 2021 and 2020 respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$615	$300
Warranty accruals and adjustments	(142)	38
Warranty claims	(8)	(7)
Ending balance	$465	$331

Inventories

Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the production of OLED displays. The standard cost for our products is subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead, labor hours incurred, and the yields experienced in the manufacturing process.  Under the principles of full absorption costing, these costs are allocated to each unit of production in work in process and finished goods inventory based on actual use of the production facilities.  However, in applying this principle, the requirements of Accounting Standards Codification, or ASC, 330-10-34 require that a company determine the range of normal capacity, or production expected to be achieved over a number of periods or seasons, and limits the amount of fixed production overheads allocated to inventory in periods of abnormally low production.

Beginning in 2014, the Company defined normal capacity in terms of the number of displays produced per quarter.  The amount of displays produced in any given period, is determined in part by the relative sizes of displays produced, and the resultant number of die that can be drawn on the surface of the silicon wafers used in our manufacturing process.  Before production yield considerations, the maximum potential die per wafer amounts range from 42 for our larger newer displays through 177 for our more established displays.  In 2015 and in periods subsequent, the Company produced fewer displays than a baseline level established during 2014, and accordingly limited the amount of fixed overheads allocated to inventory.

During the first quarter of 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, the Company concluded that measuring output by the number of displays produced per quarter was no longer an accurate measure of productive capacity. The Company determined that measuring output based on the number of wafers produced per quarter was a more appropriate measure of production volume. The Company reviewed the number of wafers produced for the quarter ended March 31, 2021, and the prior two calendar years, and determined the first quarter 2021 level was within the range of normal capacity. The Company also believes that fully allocating the overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions.

In accordance with this change in estimate for allocating overhead adopted in the first quarter of 2021, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values. The impact of this change in the first quarter of 2021 was an increase of approximately $0.9 million in the carrying value of the Company’s work in process and finished goods inventory as of March 31, 2021, and a corresponding decrease  in product costs of goods sold. This decreased the Company’s net loss by $0.9 million and the Company’s loss per share by $0.01.

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

The Company’s Series B Convertible Preferred stock, or Preferred Stock – Series B, is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic and diluted earnings per share. The Preferred Stock – Series B is not required to absorb any net loss. Although the Company paid a one-time special dividend in 2012, the Company does not expect to pay dividends on its common or preferred stock in the near future. In accordance with the Preferred Stock – Series B agreements, the conversion price was adjusted to $0.3033 per share in December 2019, and the resultant, if converted common shares are reflected in the table of anti-dilutive common stock equivalents below.

For the three months ended March 31, 2021 and 2020, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three months ended March 31, 2021 and 2020 that were not included in diluted earnings per share, or EPS, as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Options	4,098,256	5,183,360
Warrants	9,701,474	19,295,773
Preferred Stock- Series B	18,726,009	7,545,333
Total potentially dilutive common stock equivalents	32,525,739	32,024,466

The above table reflects a revision in the potentially dilutive common stock equivalents that were not included in diluted EPS associated with the Company’s Preferred Stock- Series B for the quarter ended March 31, 2020, compared to what was previously reported. The Company increased such potentially dilutive common stock equivalents from 7,545,333 to 18,726,009 as a result of previously excluding certain common stock equivalents that would be issued as a result of the Company conducting an equity offering priced below the Preferred Stock- Series B’s conversion price. This correction had no impact on the Company’s financial statements  or EPS.

Government Funding

The Company accounts for awards received from the U.S. Government for procurement of capital equipment after reviewing the terms of the underlying award contract, and in accordance with contract and equipment purchase milestones and accounting principles for grant accounting. For awards in which the Company will hold title to the underlying equipment, the Company initially records amounts invoiced to the U.S. Government for equipment progress payments on the accompanying Condensed Consolidated Balance Sheets as Deferred Income – Government Awards – long term and Accounts Receivable. The Company records such progress payments made to capital equipment vendors in Equipment, Furniture and Leasehold improvements. Amounts recorded in Deferred Income – Government Awards – long term are recognized as Other Income on the accompanying Condensed Consolidated Statement of Operations on a systematic basis as depreciation and other expenses are incurred over the useful life of the capital equipment. There was no government receivable in accounts receivable for the three months ended March 31, 2021.

Restricted Cash

The Company accounts for cash received pursuant to U.S. Government funding, that is legally restricted for procurement of capital equipment, as Restricted Cash on the accompanying Condensed Consolidated Balance Sheets. Restricted Cash amounts are received from the U.S. Government in advance of progress payments required for various program related capital equipment purchases and are disbursed by the Company to related equipment vendors.

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments. The asset based lending facility, or the ABL Facility, is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin. The PPP loan is presented on the Condensed Consolidated Balance Sheet, at cost which equals fair market value due to the loan’s short–term maturity, as the current portion of long-term debt, and long-term payables based upon the schedule of repayments and excluding any possible forgiveness of the loans.

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the Condensed Consolidated Balance Sheets at fair value are categorized based on a hierarchy of inputs as follows:

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2021	$4,622
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	7,208
Balance as of March 31, 2021	$11,830

The fair value of the liability for common stock purchase warrants at issuance and at March 31, 2021 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date. Inputs to the model at March 31, 2021 included remaining contractual terms of the warrants ranging from 1.2 to 1.83, at risk-free interest rates of 0.16% to 2.87%, with no expected dividends, and expected volatility of the price of the underlying common stock of 40.28% to 116.91%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2021, two customers accounted for 13.7%, and 12.0% of net revenues. For the three months ended March 31, 2020, there were three customers who accounted for over 19.5%,  14.9%, and 10.2% of net revenues. As of March 31, 2021, the Company had accounts receivable balances from those two customers who had balances of 15.4% and 24.9%.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the first quarter ended March 31, 2021, the Company incurred a net loss of $7.4 million and used cash in operating activities of $1.2 million. As of March 31, 2021, the Company had $10.7 million of cash, $0.2 million of outstanding indebtedness and borrowing availability of $2.5 million under its ABL Facility.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic and related slowdowns or economic trends. If either were prolonged, demand for the Company’s products could be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect the Company’s results and financial condition.

Due to continuing losses, the COVID-19 pandemic, and uncertainty regarding the Company’s need or ability to borrow under its ABL Facility, the Company may not be able to meet its financial obligations as they become due without obtaining additional financing or sources of capital at acceptable terms to the Company. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) reduce headcount and not replace departed employees, 4) reduce discretionary and other expenses, 5) seek to enter new markets, and 6) considering additional financing and/or strategic alternatives.

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of April 30, 2021, the Company has developed plans to extend its liquidity to support its working capital requirements through the second quarter of 2022. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's Condensed Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's accounts receivable, and it requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company is currently evaluating the impact of this ASU on the Condensed Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the Condensed Consolidated Financial Statements.

Note 2 – Revenue Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues. Contracts include R&D activities performed pursuant to written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays. The Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. The Company’s customary terms are FOB our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product. The Company generally offers a one-year product warranty, for replacement of product only, and does not allow returns. The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

The Company also recognizes revenues under the over time method from certain research and development, or R&D, activities (contract revenues) under both firm fixed-price contracts and cost-type contracts. Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date (e.g., the costs of resources consumed or labor hours worked, or machine hours used) relative to total efforts intended to be expended. Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract. Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in deferred revenues as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported as unbilled receivables. Unbilled revenues are expected to be billed and collected within one year.

Costs to Obtain and Fulfill a Contract

The incidental costs related to obtaining product sales contracts are non-recoverable from customer and, accordingly, are expenses as incurred. The Company capitalizes costs incurred to fulfil its R&D contracts that i) relate directly to a contract or anticipated contract, ii) are expected to satisfy the Company’s performance obligation under the contract, and iii) are expected to be recovered through revenue generated under the contract. Contact fulfillment costs are expensed to cost of revenue as the related performance obligations are satisfied.

Disaggregation of Revenue

The Company sells products directly to military contractors and OEM’s who use the Company’s displays in a diverse range of applications encompassing the military and commercial, including medical and industrial, market sectors. Revenues are classified as either military, commercial, consumer or multiple based on management’s knowledge of the customer’s products and markets served by displays or the R&D contract work. Revenues classified as multiple are for sales to customers that incorporate the Company’s displays in products that could be used for either military or commercial applications. R&D activities are performed for both military customers and U.S. Government defense related agencies and consumer companies. Product and contract revenues are disclosed on the Condensed Consolidated Statements of Operations.

Additional disaggregated revenue information for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
North and South America	$3,303	$3,540
Europe, Middle East, and Africa	2,531	2,701
Asia Pacific	939	490
Total	$6,773	$6,731

	Three Months Ended
	March 31,
	2021	2020
Military	$3,875	$5,180
Commercial, including industrial and medical	980	313
Consumer	650	688
Multiple	1,268	550
Total	$6,773	$6,731

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $4.4 million and $5.3 million as of March 31, 2021 and December 31, 2020.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	21	March 31,	December 31,
		2021	2020

Unbilled Receivables (contract assets)		$374	$253

Deferred Revenue (contract liabilities)		$(124)	$(425)

For the three months ended March 31, 2021 and 2020,  the Company recognized $286 thousand and $30 thousand of revenue related to its contract liabilities that existed as of December 31, 2020 and 2019, respectively.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$4,562	$5,453
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$4,423	$5,314

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$3,826	$3,995
Work in process	1,884	1,263
Finished goods	3,292	3,918
Total inventories	9,002	9,176
Less inventory reserve	(589)	(797)
Total inventories, net	$8,413	$8,379

As described in Note 1, during the period ended March 31, 2021, the Company changed its method of estimating the allocation of overhead.

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	March 31,	December 31,
(in thousands)	2021	2020
Revolving credit facility	$198	$1,875

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

The ABL Facility will automatically renew on December 31, 2021 for a one-year term unless written notice to terminate the agreement is provided by either party.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. During the three months ended March 31, 2021, the Company had $0.2 million in borrowings outstanding, had unused borrowing availability of $2.5 million and was in compliance with all financial debt covenants.

Promissory Note under the Paycheck Protection Program

On June 8, 2020, the Company received a loan under the U.S. Small Business Administration’s, or SBA, Paycheck Protection Program, or PPP, from KeyBank National Association related to the COVID-19 pandemic in the amount of $1.9 million. Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. During 2020, the Company used the proceeds to pay qualified payroll costs, in accordance with PPP and Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, requirements. The Company applied for forgiveness of the entire loan in the fourth quarter of 2020. In April 2021, the Company received a forgiveness notice from the SBA and received a related acknowledgement letter from its lender stating that they received payment in full from the SBA effective March 31, 2021.  This amount was recorded in the Condensed Consolidated Statements of Operations as gain on forgiveness of debt in the first quarter of 2021.

Note 6 – Stock Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of revenues	$—	$6
Research and development	4	17
Selling, general and administrative	9	20
Total stock compensation expense	$13	$43

At March 31, 2021, total unrecognized compensation costs related to stock options was approximately $11.9 thousand, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended
	March 31,
	2021	2020
Dividend yield	0%	0%
Risk free interest rates	1.77 - 2.48%	1.77 - 2.48%
Expected volatility	41.7 to 49.2%	41.7 to 49.2%
Expected term (in years)	3.5 to 4.0	3.5 to 4.0

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

A summary of the Company’s stock option activity for three months ended March 31, 2021 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,797,834	$2.36
Options granted	20,000	0.69
Options exercised	(244,651)	1.59
Options forfeited	—	—
Options cancelled or expired	(474,927)	4.57
Outstanding at March 31, 2021	4,098,256	$1.91	2.51	$7,701,657
Vested or expected to vest at March 31, 2021 (1)	4,097,595	$1.91	2.54	$7,699,837
Exercisable at March 31, 2021	4,065,255	$1.92	2.54	$7,610,687
(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised was $587 thousand for the three months ended March 31, 2021.  The Company issues new shares of common stock upon exercise of stock options.

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three months ended March 31, 2021 and 2020.  The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of March 31, 2021.

The Company’s net operating loss carry-forward amounts expire through 2037 and are subject to certain limitations that may occur due to a change in the ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Pursuant to provisions of the Tax Cuts and Jobs Act, the net operating losses originating in years subsequent to 2017 can be carried forward indefinitely.

Due to the Company’s operating loss carry-forwards, all tax years remain open to examination to the extent of the operating loss carry-forward by the major taxing jurisdictions to which the Company is subject. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

On March 27, 2020, the President of the United States signed the CARES Act. The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however, benefit from one provision, which allows for the immediate refund of the Alternative Minimum Tax Credit, or AMT Credit, previously recognized as deferred tax asset. The Company has filed an amendment to claim the AMT Credit and is anticipating a refund of $212 thousand. This tax receivable was recorded during 2017, and is reflected in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet.

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $854 thousand at March 31, 2021.

In addition, through March 31, 2021, the Company has committed to equipment to be purchased under government awards of $2.2 million.

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

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While the Company believes that it has adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of March 31, 2021, if the Company fails to resolve these claims in a timely and/or favorable manner.

Note 9 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

	Issued	Outstanding	Exercise Price
2015 Warrant Issuance	383,500	210,578	2.05	Jun 2021
2016 Warrant Issuance	2,947,949	1,680,447	2.60	Feb 2022
2017 Warrant Issuance(1)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance(2)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance(2)	4,004,324	3,060,449	1.55	Jul 2023
2019 Warrant Issuance(3)	6,000,000	3,000,000	0.78	Oct 2024
		9,701,474
(1)	Issued in conjunction with an unsecured line of credit.
(2)	Warrants are subject to liability accounting.
(3)	Private Placement unregistered warrants exercisable six months following issuance.

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

Based on the Company’s analysis of the terms and conditions of the warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments. As a result, the Company has accounted for the exercise price paid by investors for purchase of the pre-funded warrants as additional paid in capital on the accompanying Condensed Consolidated Balance Sheets.

Liability classified warrants

The 2017 and 2018 warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

Based on analysis of the underlying warrant agreement and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. Accordingly, these warrants were classified in the accompanying Condensed Consolidated Balance Sheet as a current liability upon issuance and will be revalued at each subsequent balance sheet date.

The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	March 31,	December 31,
	2021	2020
2018 January and February Issuance
Fair Value	$8,234	$3,577

2017 May Issuance
Fair Value	3,596	1,045
	$11,830	$4,622

	Three Months Ended
	March 31,
	2021	2020
Change in Fair Value of common stock warrant liability (1)	$(7,208)	$(20)

(1)	The combined changes in fair value is reflected as income (loss) from change in the fair market value of common stock warrant liability.

During the quarter ended March 31, 2021,  1,002,963 warrants were exercised on a cashless basis in exchange for 667,911 shares of the Company’s common stock.   In addition, the Company received $5.1 million during the quarter ended March 31, 2021 in payment of the exercise price for warrants to purchase 2,351,336 shares of common stock.

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

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring lease liabilities. The Company estimates its incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of the Company’s credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Finance Lease Cost:
Amortization of right-of-use assets	$157	$4
Interest on lease liabilities	199	1
Operating lease cost	15	246
Short-term lease cost	-	15
Total Lease Cost	$371	$266

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16	$266
Financing cash flows from finance leases	$255	$5
Right-of-use assets obtained in exchange for new finance lease liabilities	$8	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

	March 31, 2021	December 31, 2020
Finance lease right-of-use assets	$12,528	$12,677
Operating lease right-of-use assets	$35	$50
Finance lease liability, current	$1,028	$1,027
Finance lease liability, non-current	$11,733	$11,783
Operating lease liabilities, current	$36	$51
Operating lease liabilities, non-current	$-	$-
Weighted average remaining lease terms - finance leases	20.58 years	20.67 years
Weighted average remaining lease terms - operating leases	0.58 years	0.84 years
Weighted average discount rate - finance leases	6.42%	6.43%
Weighted average discount rate - operating leases	7.75%	7.75%

Future annual minimum lease payments and finance lease commitments as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$37	$773
2022	-	1,019
2023	-	1,011
2024	-	1,011
2025	-	1,011
Thereafter	-	18,392
Total undiscounted future minimum lease payments	37	23,217
Less imputed interest	(1)	(10,456)
Lease liability	$36	$12,761

(1)	Total future lease payments exclude approximately $4.9 million of lease payments related to the Expansion Space portion of the NY Lease that was signed but has not yet commenced as of March 31, 2021.

Note 11 – Shareholders’ Equity

Equity Raises

On June 10, 2020, the Company filed a prospectus supplement to update and amend the aggregate amount of shares it could sell pursuant to its At Market Offering Agreement, dated November 22, 2019, as amended from time to time, between the Company and H.C. Wainwright & Co., LLC. This amendment allowed for additional shares to be sold up to an additional dollar amount of $7.29 million.

During 2020, the Company raised $9.8 million, net of offering expenses, through the sale of shares under the At The Market facility, or the ATM Facility, which represented the remaining amount available under the facility. The Company used and intended to use the net proceeds from sales made under the ATM Facility for working capital and other general corporate purposes.

Note 12 – Government Funding

On July 28, 2020, the Company announced that it had been awarded a $33.6 million contract over the next 33 months from the U.S. Department of Defense, or the DoD, to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on the Company’s proprietary direct patterning technology dPd. This investment is in addition to the $5.5 million award announced on June 11, 2020, under the U.S. Department of Defense Industrial Base Analysis, or IBAS, Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at the Company’s Hopewell Junction, New York, headquarters. These funds will be used to procure key equipment and tooling, and reimburse the Company for certain labor and material costs, which the Company believes will improve all aspects of its OLED microdisplay production, including increased throughput and capacity.

Pursuant to the preliminary Technology Investment Agreement the U.S. government provided when the award was announced, the Company expects that the U.S. government will own the related equipment purchases until the end of the 33 month contract period, at which point the Company can apply to take title. The Company began making payments to related equipment vendors during the fourth quarter of 2020.  For accounting purposes the Company considers that it is probable that title will pass to the Company and accordingly will treat this award in a similar fashion as the IBAS award.

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of March 31, 2021, the Company has received $4.6 million in total, for initial deposits required by capital equipment vendors.  Amounts received, pending payment of deposits to vendors as of March 31, 2021, of $1.7 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheet. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheet as accounts receivable – due from government awards.  The total amount invoiced on these programs of $4.6 million is reflected in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the three months ended March 31, 2021, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $77 thousand.

The terms of various government agreements provide among other items that the Company must achieve certain yield targets, give priority to military orders and continue to maintain the productive capacity of equipment purchased for up to five years past the completion of the programs.

Note 13 – Subsequent Events

During the year ended December 31, 2018, the Company decided to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production.  In November of 2019, we entered into arbitration related to claims by Suga. Based on a ruling on a procedural matter reached by the arbitrator in April 2021, the Company was able to reach an agreement in principle with Suga to resolve these claims.  The agreement, which is subject to final documentation, provides for settlement and release of all claims in return for a cash payment by the Company to Suga in the amount of $0.6 million.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This Report contains certain forward‑looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward‑looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Please see "Statement Regarding Forward-Looking Information" and Part II, Item 1A, "Risk Factors" of this Report. Actual results could differ materially from these forward‑looking statements. Important factors to consider in evaluating such forward‑looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report.

Business

We design, develop, manufacture and market organic light emitting diode, or OLED, miniature displays, which we refer to as OLED-on-silicon microdisplays, virtual imaging products that utilize OLED microdisplays, and related products. We also perform research in the OLED field. Our virtual imaging products integrate OLED technology with silicon chips to produce high-resolution microdisplays which, when viewed through a magnifying headset, create virtual images that appear comparable in size to that of a computer monitor or a large‑screen television. Our products enable our original equipment manufacturer, or OEM, customers in the military and commercial markets to develop and market improved or new electronic products.

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

We have been deemed to be an essential business in the State of New York and have continued to produce and ship products during the COVID-19 pandemic. We have implemented employee health and safety measures per Centers for Disease Control and Prevention, or CDC, guidelines, including mandating use of personal protective equipment, employee temperature checking, daily location tracking and employee surveys, observing social distancing guidelines and enhanced facility cleaning. We continue to supply products to our customers as well as maintain continuity in our supply chain and expect to continue our operations throughout the duration of the pandemic and beyond. As of the date of this Report, we have experienced disruptions in supply, had several employees test positive for the COVID-19 pandemic and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 pandemic or resurgences of the virus, on either our internal operations or those of our suppliers or customers, including the possible impact on state or international quarantine requirements on shipments or vendor support personnel.

Operating expenses for the three months ended March 31, 2021, including R&D expenses, increased approximately $0.9 million as compared to the three months ended March 31, 2020. The majority of the increase was due to investments in R&D expenses for company-funded work related to our high-brightness dPd product and XLE process development, along with resources expended on improving manufacturing processes.

We are continually making improvements in production processes, however the majority of our equipment is older and malfunctions in single point of failure equipment has the potential to delay our production until repairs can be made. We experienced equipment issues in 2019, experienced some equipment issues during 2020, and also had delays in getting vendor support personnel due to COVID-19 travel restrictions. Equipment to be purchased during fiscal 2021 and 2022 under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. We are in the process of implementing some of the processes from our yield improvement efforts and we have initiated an effort to explore an overall productivity improvement in the operations area that we believe has the potential to improve our results of operations. Our backlog at March 31, 2021 was $10.7 million compared to backlog of $13.3 million at March 31, 2020.

We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage.  Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool in the second quarter of 2020 and shipped small quantities to customers in the second half of 2020.

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In 2020, we received two U.S. Department of Defense, or DoD, awards totaling $39.1 million. We believe we are the only U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs.

Consumer, medical, and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. This advanced technology gives us an increase in brightness of over 10X versus the competition and we are close to achieving 10,000 cd/m2 and expect to achieve a brightness level of over 28,000 cd/m2 ready for mass production of full color displays by 2023. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on the going concern basis, which assumes we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to continuing losses, uncertainty regarding the COVID-19 pandemic, our financial position, and uncertainty regarding our ability to borrow under the ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, here is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

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

Critical Accounting Policies

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021, for a discussion of our critical accounting policies. There were no material changes to such policies in the first three months of March 31, 2021. New accounting policies adopted during the quarter, including accounting for Government funding are described in Note 1, "Summary of Significant Accounting Policies," to our unaudited Condensed Consolidated Financial Statements included in this Report.

Inventory -  Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the production of OLED displays. The standard cost for our products is subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead, labor hours incurred, and the yields experienced in the manufacturing process.   Under the principles of full absorption costing, these costs are allocated to each unit of production in work in process and finished goods inventory based on actual use of the production facilities.  However, in applying this principle, the requirements of Accounting Standards Codification, or ASC, 330-10-34 require that a company determine the range of normal capacity, or production expected to be achieved over a number of periods or seasons, and limits the amount of fixed production overheads allocated to inventory in periods of abnormally low production.

Beginning in 2014, we defined normal capacity in terms of the number of displays produced per quarter.  The amount of displays produced in any given period, is determined in part by the relative sizes of displays produced, and the resultant number of die that can be drawn on the surface of the silicon wafers used in our manufacturing process. Before production yield considerations, the maximum potential die per wafer amounts range from 42 for our larger newer displays through 177 for our more established displays.  In 2015 and in periods subsequent, we produced fewer displays than a baseline level established during 2014, and accordingly limited the amount of fixed overheads allocated to inventory.

During the first quarter of 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, we concluded that measuring output by the number of displays produced per quarter was no longer an accurate measure of productive capacity. Management determined that measuring output based on the number of wafers produced per quarter was a more appropriate measure of production volume. We reviewed the number of wafers produced for the during quarter ended March 31, 2021, and the prior two calendar years, and determined the first quarter 2021 level was within the range of normal capacity. We believe that fully allocating the overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions.

Under this change in estimate for allocating overhead adopted in the first quarter of 2021, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values. The impact of this change in the first quarter of 2021, was an increase of approximately $0.9 million in the carrying value of our work in process and finished goods inventory as of March 31, 2021, and a corresponding decrease in product costs of goods sold.  This decreased our net loss by $0.9 million and our loss per share by $0.01.

Results of Operations

Comparative results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

Revenues

	Three Months Ended
	March 31,
	2021	2020	Change
Product	$6,105	$5,634	$471
Contract	668	1,097	(429)
Total revenue, net	$6,773	$6,731	$42

Total revenue for the three months ended March 31, 2021 and 2020 were $6.8 million and $6.7 million, respectively.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three months ended March 31, 2021 product revenue increased by $0.5 million, primarily reflecting increased shipments of $0.6 million to medical and veterinary customers as compared to the prior year period.

For the three months ended March 31, 2021 contract revenue primarily reflected proof of concept revenue for our Tier One Consumer Company. Contract revenue decreased by $0.4 million, as compared to the prior year period, reflecting the completion of several government contracts during 2020.

Cost of Revenues

	Three Months Ended
	March 31,
	2021	2020	Change
Product	$4,707	$4,790	$(83)
Contract	358	$507	(149)
Total cost of revenues	$5,065	$5,297	$(232)

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three months ended March 31, 2021 decreased by $0.2 million in comparable prior year period due to the impact of lower yields and increased revenues for the three months ended March 31, 2021.  As discussed in Critical Accounting Policies above, during the first quarter of 2021 we changed our method of allocating overhead to inventory and recorded an increase of approximately $0.9 million in the carrying value of our work in process and finished goods inventory and a corresponding decrease in product costs of goods sold.

The following table outlines product and contract total gross profit and related gross margins for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Product revenues gross profit	$1,398	$844
Product revenues gross margin	23%	15%
Contract revenues gross profit	$310	$590
Contract revenues gross margin	46%	54%
Total gross profit	$1,708	$1,434
Total gross margin	25%	21%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended March 31, 2021 was $1.7 million an increase of $0.3 million from the comparable prior year period reflecting increased product revenues and the impact of the change in overhead allocation, partially offset by lower contract revenue gross profits, as compared to the prior year period. Total gross margin was 25% and 21% for the three months ended March 31, 2021 and 2020, respectively.

The product gross profit was $1.4 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Product gross profit of $1.4 million for the three months ended March 31, 2021 increased from the comparable prior year period, primarily due to increased shipments of displays, improvements in yields and the impact of the change in overhead allocation. Product revenue gross margin was 23% and 15% for the three months ended March 31, 2021 and 2020, respectively.

Contract gross margin is dependent upon the mix of internal versus external third party costs and materials, with the external third party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three months ended March 31, 2021, contract revenue gross profit was $0.3 million compared to $0.6 million for the prior year period.  The decrease in contract revenue for the three months ended March 31, 2021 reflects lower margins on contract revenues for the consumer market, and the completion of certain government contracts during 2020.

Operating Expenses

	Three Months Ended
	March 31,
	2021	2020	Change
Research and development expense	$1,842	$980	$862
Percentage of net revenue	27%	15%
Selling, general and administrative expense	$1,824	$1,798	$26
Percentage of net revenue	27%	27%
Total operating expenses	$3,666	$2,778	$888
Percentage of net revenue	54%	41%

Research and Development

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses were $1.8 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase in R&D costs in the first quarter of 2021 reflects materials and other overhead costs related to development and qualification of our higher brightness XLE and dPd displays.

Selling, General and Administrative

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses for the three months ended March 31, 2021 of $1.8 million were comparable to the prior year period.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Income or expenses related to the change in fair value of warrant liability were $7.2 million and $20 thousand for the three months ended March 31, 2021 and 2020, respectively. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our Condensed Consolidated Balance Sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. Other income also includes $0.1 million we received in settlement of a claim related to intellectual property.

Gain on forgiveness of debt

Gain on forgiveness of debt of $1.9 million reflects indebtedness payable to the Small Business Administration that was forgiven on March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Liquidity and Capital Resources

At three months ended March 31, 2021, we had $10.7 million in cash and cash equivalents, working capital of $8.3 million and borrowings outstanding and borrowing availability under the ABL Facility of $0.2 million and $2.5 million, respectively. The Company had $8.3 million in cash, working capital $12.1 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.1 million at December 31, 2020.

On June 11, 2020, we were granted a $5.5 million award from the IBAS and Sustainment program for OLED Supply Chain Assurance. We received these funds for procurement and installation of capital equipment in our NY-based manufacturing facility. This IBAS award will be managed under the Cornerstone Other Transaction Authority, or Cornerstone OTA, and fully funds Phase I of a three-phase agreement. The IBAS Cornerstone OTA was created to focus on strengthening the U.S. Manufacturing and Defense Industrial Base. The funds were [partially] released to us beginning in August 2020 in accordance with down payments and progress payment schedules of the various capital equipment vendors.

On June 8, 2020, we received a loan under the U.S. Small Business Administration’s, or SBA, Paycheck Protection Program, or PPP, from KeyBank National Association related to the COVID-19 pandemic for $1.9 million. Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. During 2020, we used the proceeds to pay qualified payroll costs, in accordance with PPP and Section 1106 of the CARES Act requirements. We applied for forgiveness of the entire loan in the fourth quarter.  In April, 2021 the Company received a forgiveness notice from the SBA and received a related acknowledgement letter from its lender stating that they received payment in full from the SBA effective March 31, 2021.  We recorded this amount in the Condensed Consolidated Statements of Operations as gain on forgiveness of debt in the first quarter of 2021.

On July 28, 2020, we announced that we have been awarded a $33.6 million contract over the next 33 months from the DoD to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on our proprietary direct dPd technology. This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at our Hopewell Junction, New York headquarters.

For the three months ended March 31, 2021, cash used in operating activities, were $1.2 million, which was attributable to a net loss of $7.4 million and changes in operating assets and liabilities of $0.2 million and non-cash income and expenses of $6.0 million. Cash used in operating activities for the three months ended March 31, 2020 was $0.9 million.

For the three months ended March 31, 2021, cash used in investing activities was $1.7 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $1.6 million.

As of March 31, 2021, we had outstanding commitments to purchase approximately $854 thousand in capital expenditures, and expect to make additional capital expenditures during 2021 to improve our manufacturing and R&D capabilities. These commitments exclude $2.8 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during the three months ended March 31, 2020 was $0.3 million for equipment purchases.

For the three months ended March 31, 2021, cash provided by financing activities was $4.8 million, including $5.4 million in proceeds from the exercise of warrants and employee stock options, and proceeds from government grants of $1.1 million offset by net repayments of $1.7 million under our ABL Facility. Net cash provided by financing activities during the three months ended March 31, 2020 was  $0.8 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, including any vaccine resistant strains, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, here is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

Due to continuing losses, the COVID-19 pandemic, uncertainty regarding our need or ability to borrow under our ABL Facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date these financial statements were issued.

We have taken actions to increase revenues and to reduce expenses and is considering financing alternatives. Our plans with regard to these matters include the following actions:

•	focus production and engineering resources on improving manufacturing yields and increasing production volumes;
•	continue the Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%;
•	reduce headcount and not replace departed employees;
•	reduce discretionary and other expenses;
•	seek to enter new markets; and
•	consider additional financing and/or strategic alternatives.

We are reassessing our business plan and forecasts over the next two years. Based on our known cash needs as of April 2021, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support its working capital requirements through the first quarter of 2022. However, there can be no assurance our plans will be achieved, or that we will be able to continue to borrow under its ABL Facility, mitigate the impacts of the COVID-19 pandemic, secure additional financing, and/or pursue strategic alternatives on terms acceptable to us, or at all.

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

Equity Raises

On November 22, 2019, we entered into an ATM offering agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, relating to sales of shares of our common stock.  On June 10, 2020, we filed a prospectus supplement to update and amend the aggregate amount of shares we could sell pursuant to the ATM Agreement.

During 2020, we raised $9.8 million, net of offering expenses, through the sale of shares under the ATM Agreement which represented the remaining amount available under the facility. We used and intend to use the net proceeds from sales made under the ATM Agreement for working capital and other general corporate purposes.

ABL Facility

On December 21, 2016, we entered into an asset based revolving credit facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2,000. We are obligated to pay the lender a monthly administrative fee of $1,000 and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL Facility will automatically renew on December 31, 2021 for a one-year term unless written notice to terminate the Financing Agreement is provided by either party.

The ABL Facility renewed on December 31, 2020 and will automatically renew on December 31, 2021 for a one-year term unless written notice to terminate the Financing Agreement is provided by either party.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of March 31, 2021, we had $0.2 million in borrowings, had unused borrowing availability of $2.5 million and were in compliance with all financial debt covenants.

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

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Report.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Despite the impact of the COVID-19 pandemic, due to our classification as an essential business in the State of New York, our finance and administrative workforce worked onsite during the quarter ended March 31, 2021. Although the workforce occasionally works form home on isolated days, these changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 1.   Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 we were notified by Suga that they intend to pursue arbitration. During September and October 2019, we held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 we received a formal request for arbitration which Suga filed with the International Chamber of Commerce, or ICC. We retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator has been appointed and arbitral proceedings for the consideration of the claims and counterclaims are expected to run through the second quarter of 2021. The parties are permitted to settle at any point during the arbitration proceedings.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, we decided to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. While we believe that we have adequately accrued for the losses and are in discussions to resolve related claims by the contract manufacturers, there is the risk that additional losses or litigation related expenses may be incurred above the amounts accrued for as of March 31, 2021, if we fail to resolve these claims in a timely and/or favorable manner.

ITEM 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Form 10-K.   In addition, refer to our discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, which address effects of the COVID-19 pandemic and possible impacts on our ability to continue as a going concern.  The COVID-19 pandemic can also exacerbate other risks discussed in the “Risk Factors” sections of our 2020 Form 10-K and this Report, which could in turn have a material adverse effect on us. The “Risk Factors” section in our 2020 Form 10-K otherwise remains current in all material respects. The risks discussed in the “Risk Factors” section in our 2020 Form 10-K do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

None.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on September 21, 2006).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Company’s Definitive Proxy Statement filed on October 26, 2010).
3.3	By laws of the Company (incorporated by reference to exhibit 99.3 to the Company’s Definitive Proxy Statement filed on June 14, 2001).
3.4	Amended and Restated By-Laws of the Company. (1)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K filed on December 23, 2008).
4.2	Form of Letter Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2016).
4.3	Form of common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on December 18, 2015).
4.4	Form of Common Stock Purchase Warrant issued to the Warrant Holders in the Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2016).
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

4.8	Description of Registrants Securities.
10.2	Department of Defense Production Act Title III award (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 28, 2020).
10.3	12th Lease Amendment between IPark East Fishkill and eMagin Corporation, effective as of November 20, 2020. (1)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer