Form 10-Q
period 2021-06-30
EMAGIN CORP
filed 2021-08-12
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 72,503,664 common shares at $0.001 par value per share of the registrant outstanding.

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

In particular, forward-looking statements in this Report include statements about:

•our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern;

•our ability to generate additional revenue or secure additional financing when required, in order to continue our current operations;

•our ability to manufacture our products on a timely basis and at a competitive cost;

•our ability to successfully remediate manufacturing issues that have resulted in production delays and successfully integrate new equipment on our manufacturing line;

•our ability to achieve our yield improvement initiatives;

•our ability to meet our obligations as they become due over the next twelve months;

•our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing;

•the impact of the COVID-19 pandemic on our business;

•our anticipated cash needs and our estimates regarding our capital requirements;

•our ability to repay our indebtedness pursuant to the asset based lending, or ABL, facility;

•changes in demand by original equipment manufacturer, or OEM, customers for advanced microdisplays, limited availability of suppliers and foundries, high costs of raw materials, pricing pressure brought by the marketplace or governmental customers and other factors that impact the commercial, military and consumer markets in which we operate;

•our ability to maintain our relationships with customers and vendors;

•our ability to protect our intellectual property;

•our ability to successfully develop and market our products to customers;

•our ability to generate customer demand for our products in our target markets;

•the development of our target markets and market opportunities, including the consumer market;

•technological developments in our target markets and the development of alternate, competing technologies in them;

•the rate of acceptance of augmented reality/virtual reality, or AR/VR, systems and products in the consumer and commercial marketplace;

•our potential exposure to product liability claims;

•our ability to meet customers’ delivery schedules;

•market pricing for our products and for competing products;

•the concentration of a significant ownership percentage in a relatively small number of stockholders and the ability of one or more of such stockholders to exert substantial control over our affairs;

•increasing competition;

•our ability to comply with the terms of government awards;

•provisions in certain of our organizational documents, commercial agreements, government awards, and our military contracts that may prevent or delay an acquisition of, partnership with, or investment in us and our ability to develop original equipment manufacturer and mass production partnerships; and

•our ability to maintain our operations as a result of potential employee, customer and supplier disruptions caused by the COVID-19 pandemic or any resurgences and quarantine restrictions.

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

 ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,568	$8,315
Restricted cash	1,491	2,111
Accounts receivable, net	3,117	5,314
Account receivable-due from government awards	77	1,013
Unbilled accounts receivable	783	253
Inventories	8,133	8,379
Prepaid expenses and other current assets	795	943
Total current assets	24,964	26,328
Property, plant and equipment, net	25,517	21,132
Operating lease right - of - use assets	21	50
Intangibles and other assets	121	126
Total assets	$50,623	$47,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,425	$1,206
Accrued compensation	2,346	1,628
Paycheck Protection Program loan - current	—	982
Revolving credit facility, net	405	1,875
Common stock warrant liability	9,188	4,622
Other accrued expenses	559	1,693
Deferred revenue	86	425
Operating lease liability - current	21	51
Finance lease liability - current	1,129	1,027
Other current liabilities	825	757
Total current liabilities	15,984	14,266
Other liability - long term	42	56
Paycheck Protection Program loan - long term	—	982
Deferred Income - government awards - long term	7,935	4,309
Finance lease liability - long term	11,631	11,783
Total liabilities	35,592	31,396

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 72,665,730 shares, outstanding 72,503,664 shares as of June 30, 2021 and issued 68,890,819 shares, outstanding 68,728,753 shares as of December 31, 2020.	72	69
Additional paid-in capital	275,173	268,729
Accumulated deficit	(259,714)	(252,058)
Treasury stock, 162,066 shares as of June 30, 2021 and December 31, 2020.	(500)	(500)
Total shareholders’ equity	15,031	16,240
Total liabilities and shareholders’ equity	$50,623	$47,636

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:

Product	$5,742	$6,260	$11,847	$11,894
Contract	537	1,440	1,205	2,537
Total revenues, net	6,279	7,700	13,052	14,431

Cost of revenues:

Product	5,466	4,978	10,173	9,768
Contract	242	746	600	1,253
Total cost of revenues	5,708	5,724	10,773	11,021

Gross profit	571	1,976	2,279	3,410

Operating expenses:

Research and development	1,788	1,599	3,630	2,579
Selling, general and administrative	1,690	1,712	3,514	3,510
Total operating expenses	3,478	3,311	7,144	6,089

Loss from operations	(2,907)	(1,335)	(4,865)	(2,679)

Other (expense) income:
Change in fair value of common stock warrant liability	2,642	(1,481)	(4,566)	(1,501)
Interest expense, net	(205)	(18)	(415)	(35)
Gain on forgiveness of debt	—	—	1,963	—
Other income, net	192	3	227	15
Total other (expense)	2,629	(1,496)	(2,791)	(1,521)
Loss before provision for income taxes	(278)	(2,831)	(7,656)	(4,200)
Income taxes	—	—	—	—
Net loss	$(278)	$(2,831)	$(7,656)	$(4,200)

Loss per share, basic and diluted	$—	$(0.05)	$(0.11)	$(0.08)

Weighted average number of shares outstanding:

Basic and Diluted	72,193,205	56,754,867	71,238,060	54,196,732

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercising of options	—	—	227,792	—	364	—	—	364
Stock based compensation	—	—	—	—	13	—	—	13
Exercise of common stock warrants	—	—	3,019,247	3	5,059	—	—	5,062
Net loss	—	—	—	—	—	(7,378)	—	(7,378)
Balance, March 31, 2021	5,659	$—	72,137,858	$72	$274,165	$(259,436)	$(500)	$14,301
Exercise of options	—	—	203,459	—	381	—	—	381
Stock based compensation	—	—	—	—	37	—	—	37
Exercise of common stock warrants	—	—	324,413	—	590	—	—	590
Net loss	—	—	—	—	—	(278)	—	(278)
Balance, June 30, 2021	5,659	$—	72,665,730	$72	$275,173	$(259,714)	$(500)	$15,031

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	5,659	$—	50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707
Stock based compensation	—	—	—	—	43	—	—	43
Public offering of common shares, net of offering costs	—	—	3,730,540	4	1,548	—	—	1,552
Net loss	—	—	—	—	—	(1,369)	—	(1,369)
Balance, March 31, 2020	5,659	$—	53,980,918	$54	$260,358	$(241,979)	$(500)	$17,933
Stock based compensation	—	—	—	—	44	—	—	44
Public offering of common shares, net of offering costs	—	—	3,408,913	3	1,756	—	—	1,759
Exercise of common stock warrants	—	—	4,017,500	4	36	—	—	40
Net loss	—	—	—	—	—	(2,831)	—	(2,831)
Balance, June 30, 2020	5,659	$—	61,407,331	$61	$262,194	$(244,810)	$(500)	$16,945

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,656)	$(4,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,427	963
Change in fair value of common stock warrant liability	4,566	1,501
Gain on forgiveness of debt	(1,963)	—
Stock-based compensation	50	87
Amortization of operating lease right-of-use assets	30	371
Changes in operating assets and liabilities:
Accounts receivable	3,133	144
Unbilled accounts receivable	(530)	139
Inventories	246	362
Prepaid expenses and other current assets	148	(259)
Deferred revenues	(339)	12
Operating lease liabilities	(30)	(387)
Accounts payable, accrued expenses, and other current liabilities	(1,134)	1,032
Net cash used in operating activities	(2,052)	(235)
Cash flows from investing activities:
Purchase of equipment	(501)	(676)
Purchase of equipment, government grant	(5,198)	—
Net cash used in investing activities	(5,699)	(676)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(1,470)	(2,471)
Proceeds from public offering, net	—	3,311
Proceeds from Paycheck Protection Program loan	—	1,963
Change in finance lease liabilities	(158)	—
Proceeds from government grant	4,615	—
Proceeds from warrant exercise, net	5,652	40
Proceeds from exercise of stock options	745	—
Net cash provided by financing activities	9,384	2,843
Net increase in cash, cash equivalents, and restricted cash	1,633	1,932
Cash, cash equivalents, and restricted cash, beginning of period	10,426	3,515
Cash, cash equivalents, and restricted cash, end of period	$12,059	$5,447
Cash, cash equivalents, end of period	10,568	5,447
Restricted cash, end of period	1,491	—

Supplementary Cash Flow Information
Cash paid for interest	$210	$40
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$108	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2020 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The total intangible amortization expense was approximately $2 thousand and $4 thousand for the three and six months ended June 30, 2021 and 2020 respectively.

Product warranty

The Company generally offers a one year product replacement warranty. The standard policy is to repair or replace the defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity as well as for specific known product issues. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenue may be required in future periods.

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$465	$331	$615	$300
Warranty accruals and adjustments	242	21	100	59
Warranty claims	(2)	(1)	(10)	(8)
Ending balance	$705	$351	$705	$351

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

During the first quarter of 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, the Company concluded that measuring output by the number of displays produced per quarter was no longer an accurate measure of productive capacity. The Company determined that measuring output based on the number of wafers produced per quarter was a more appropriate measure of production volume. The Company reviewed the number of wafers produced through the six months ended June 30, 2021, and the prior two calendar years, and determined the six months ended June 30, 2021 level was within the range of normal capacity. The Company also believes that fully allocating overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions.

In accordance with this change in estimate for allocating overhead adopted in the first quarter of 2021, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values. The impact of this change for the six months ended June 30, 2021 was an increase of approximately $0.7 million in the carrying value of the Company’s work in process and finished goods inventory as of June 30, 2021, and a corresponding decrease in product costs of goods sold. This decreased the Company’s net loss by $0.7 million and the Company’s loss per share by $0.01 as compared to results that would have been obtained using the former method of estimation.

During the three months ended June 30, 2021, this impact was a decrease of approximately $0.2 million in the carrying value of the Company’s work in process and finished goods inventory, leading to a decrease of approximately $0.2 million in inventory and a corresponding increase in cost of goods sold. This increased the Company’s net loss for the quarter ended June 30, 2021 by $0.2 million and the Company’s loss per share by $0.00 per share as compared to results that would have been obtained using the former method of estimation.

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

For the three and six months ended June 30, 2021 and 2020, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three and six months ended June 30, 2021 and 2020 that were not included in diluted earnings per share, or EPS, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted Stock Units	435,501	—	435,501	—
Options	3,841,671	5,058,360	3,841,671	5,058,360
Warrants	9,339,816	15,265,773	9,339,816	15,265,773
Convertible preferred stock	18,726,009	18,726,009	18,726,009	18,726,009
Total potentially dilutive common stock equivalents	32,342,997	39,050,142	32,342,997	39,050,142

The above table reflects a revision in the potentially dilutive common stock equivalents that were not included in diluted EPS associated with the Company’s Preferred Stock- Series B for the three and six months ended June 30, 2020, compared to what was previously reported. The Company increased such potentially dilutive common stock equivalents from 7,545,333 to 18,726,009 as a result of previously excluding certain common stock equivalents that would be issued as a result of the Company conducting an equity offering priced below the Preferred Stock- Series B’s conversion price. This correction had no impact on the Company’s financial statements or EPS.

Government Funding

The Company accounts for awards received from the U.S. Government for procurement of capital equipment after reviewing the terms of the underlying award contract, and in accordance with contract and equipment purchase milestones and accounting principles for grant accounting. For awards in which the Company will hold title to the underlying equipment, the Company initially records amounts invoiced to the U.S. Government for equipment progress payments on the accompanying Condensed Consolidated Balance Sheets as Deferred Income – Government Awards – long term and Accounts Receivable – due from Government Awards. The Company records such progress payments made to capital equipment vendors in Property, plant and equipment. Amounts recorded in Deferred Income – Government Awards – long term are recognized as Other Income on the accompanying Condensed Consolidated Statement of Operations on a systematic basis as depreciation and other expenses are incurred over the useful life of the capital equipment.

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

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments. The asset based lending facility, or the ABL Facility, is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin. The PPP loan is presented on the Condensed Consolidated Balance Sheet at cost, which equals fair market value due to the loan’s short–term maturity, as the current portion of long-term debt, and long-term payables based upon the schedule of repayments and excluding any possible forgiveness of the loans.

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

The common stock warrant liability is currently the only financial asset or liability recorded at fair value on a recurring basis and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in current liabilities on the Condensed Consolidated Balance Sheets, as the warrants are currently exercisable.

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2021	$4,622
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	4,566
Balance as of June 30, 2021	$9,188

The fair value of the liability for common stock purchase warrants at issuance and at June 30, 2021 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date. Inputs to the model at June 30, 2021 included remaining contractual terms of the warrants ranging from 0.92 to 1.58 years, at risk-free interest rates of 0.39% to 0.84%, with no expected dividends, and expected volatility of the price of the underlying common stock of 93.14% to 116.31%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and six months ended June 30, 2021, one customer of 19.4% and 15.6% accounted for over 10% of net revenues, respectively. As of June 30, 2021, the Company had accounts receivable from that one customer for 14.4%. For the three and six months ended June 30, 2020, there were five customers of 17.3%, 14.4%, 10.9%, 10.2%, and 10.0% and three customers of 14.6%, 14.4% and 14.0%, respectively, who accounted for over 10% of the Company’s net revenues.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six months ended June 30, 2021, the Company incurred a net loss of $7.7 million and used cash in operating activities of $2.1 million. As of June 30, 2021, the Company had $10.6 million of cash, $0.4 million of outstanding indebtedness and borrowing availability of $1.9 million under its ABL Facility.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, and any resurgence related to the Delta variant, or other vaccine resistant strains will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic and related slowdowns or economic trends. If either were prolonged, demand for the Company’s products could be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether the Delta variant or other vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect the Company’s results and financial condition.

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

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continuing a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, and 6) considering additional financing and/or strategic alternatives.

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of July 31, 2021, the Company has developed plans to extend its liquidity to support its working capital requirements through the third quarter of 2022. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

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

Note 2 – Revenue Recognition

All of the Company’s revenues are earned from contracts with customers and are classified as either Product or Contract revenues. Contract revenues include R&D activities performed pursuant to written agreements and purchase orders, as well as arrangements that are implied by customary practices or law.

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays. The Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time when control transfers to our customer for product shipped. The Company’s customary terms are FOB our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product. The Company generally offers a one year product warranty, for replacement of product only, and does not allow returns. The Company offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

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

Additional disaggregated revenue information for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
North and South America	$3,647	$4,177	$6,950	$7,717
Europe, Middle East, and Africa	2,090	2,221	4,621	4,922
Asia Pacific	542	1,302	1,481	1,792
Total	$6,279	$7,700	$13,052	$14,431

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Military	$3,884	$4,958	$7,759	$10,138
Commercial, including industrial and medical	820	409	1,800	722
Consumer	500	1,335	1,150	2,023
Multiple	1,075	998	2,343	1,548
Total	$6,279	$7,700	$13,052	$14,431

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $3.1 million and $5.3 million as of June 30, 2021 and December 31, 2020.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled accounts receivable is recorded to reflect revenue that is recognized when the cost based input method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheets.

Customer Advances and Deposits (Contract Liabilities) - The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue. These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	June 30,	December 31,
	2021	2020

Unbilled Receivables (contract assets)	$783	$253

Deferred Revenue (contract liabilities)	$86	$425

For the three and six months ended June 30, 2021 the Company recognized $37 thousand and $339 thousand of revenue related to its contract liabilities that existed at December 31, 2020. For the three and six months ended June 30, 2020 the Company recognized $3 thousand and $33 thousand of revenue related to its contract liabilities that existed at December 31, 2019.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$3,256	$5,453
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$3,117	$5,314

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$3,881	$3,995
Work in process	1,567	1,263
Finished goods	3,316	3,918
Total inventories	8,764	9,176
Less inventory reserve	(631)	(797)
Total inventories, net	$8,133	$8,379

As described in Note 1, during the period ended March 31, 2021, the Company changed its method of estimating the allocation of overhead.

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	June 30,	December 31,
(in thousands)	2021	2020
Revolving credit facility	$405	$1,875

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

The ABL Facility will automatically renew on December 31, 2021 for a one year term unless written notice to terminate the agreement is provided by either party.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of June 30, 2021, the Company had $0.4 million in borrowings outstanding, had unused borrowing availability of $1.9 million and was in compliance with all financial debt covenants.

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

The fair value of Restricted Stock Units, or RSU’s is established by the market price of the Company’s common stock at the date of grant and for time based grants, is amortized over the vesting period using the straight line method. Performance-based RSUs are typically granted such that they vest upon the achievement of EBITDA targets, during a specified performance period, subject to the satisfaction of certain time-based service criteria. Compensation expense from these awards is equal to the fair market value of the Company’s ordinary shares on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant’s performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified non-market performance criteria, which are assessed at each reporting period.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenues	$3	$6	$3	$12
Research and development	9	18	12	35
Selling, general and administrative	25	20	35	40
Total stock compensation expense	$37	$44	$50	$87

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$13	$44	$25	$87
Restricted Share Units	24	—	25	—
Total stock compensation expense	$37	$44	$50	$87

At June 30, 2021, total unrecognized compensation costs related to stock options and RSUs was approximately $2.4 thousand and $1.7 million, respectively, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 2.4 years and approximately 3 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Six Months Ended
	June 30,
	2021	2020
Dividend yield	0%	0%
Risk free interest rates	1.77 - 2.48%	1.77 - 2.48%
Expected volatility	41.7 to 49.2%	41.7 to 49.2%
Expected term (in years)	3.5 to 4.0	3.5 to 4.8

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

A summary of the Company’s stock option activity for the six months ended June 30, 2021 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,797,834	$2.36
Options granted	20,000	0.69
Options exercised	(488,736)	1.91
Options forfeited	—	—
Options cancelled or expired	(487,427)	4.66
Outstanding at June 30, 2021	3,841,671	$1.87	2.59	$6,455,066
Vested or expected to vest at June 30, 2021 (1)	3,841,170	$1.87	2.39	$6,453,785
Exercisable at June 30, 2021	3,816,670	$1.88	2.37	$6,391,016

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised was $0.4 million and $1 million for the three and six months ended June 30, 2021. The Company issues new shares of common stock upon exercise of stock options.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company for the six months ended June 30, 2021:

Weighted Average Grant Date
	Number of Awards		Fair Value Per Share
	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding, beginning of period	—	—	$—	—
Granted	435,501	103,048	3.28	3.60
Vested and settled	—	—	—	—
Forfeited	—	—	—	—
RSU's outstanding, end of period	435,501	103,048

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2021 and 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three and six months ended June 30, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of June 30, 2021.

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

On March 27, 2020, the President of the United States signed the CARES Act. The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however, benefit from one provision, which allows for the immediate refund of the Alternative Minimum Tax Credit, or AMT Credit, previously recognized as deferred tax asset. The Company has filed an amendment to claim the AMT Credit and is anticipating a refund of $212 thousand. This tax receivable was recorded during 2017, and is reflected in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $607 thousand at June 30, 2021.

In addition, through June 30, 2021, the Company has committed to equipment to be purchased under government awards of $7.5 million.

Litigation

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, the Company received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. The Company has responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019, the Company was notified by Suga that they intend to pursue arbitration. During September and October 2019, the Company held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 a formal request for arbitration was received, which Suga filed with the International Chamber of Commerce or ICC. The Company retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator was appointed and arbitral proceedings for the consideration of the claims and counterclaims, and settlement discussions continued through May 2021. The parties were permitted to settle at any point during the arbitration proceedings and the parties reached a tentative settlement in April 2021. On May 12, 2021 the parties executed settlement agreements and mutual releases from all claims in exchange for a payment of $0.6 million to Suga from the Company.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. As a result of the May 12, 2021 settlement of the arbitration with Suga the Company removed the $1.0 million accrual from its balance sheet, wrote off $0.3 million in prepayments and recorded a gain of $0.1 million in Other Income/Expense during the second quarter of 2021.

Note 9 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

	Issued	Outstanding	Exercise Price	Expiration
2016 Warrant Issuance	2,947,949	1,680,447	2.60	Feb 2022
2017 Warrant Issuance(1)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance(2)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance(2)	4,004,324	2,909,369	1.55	Jul 2023
2019 Warrant Issuance(3)	6,000,000	3,000,000	0.78	Oct 2024
		9,339,816

(1)Issued in conjunction with an unsecured line of credit.

(2)Warrants are subject to liability accounting.

(3)Private Placement unregistered warrants exercisable six months following issuance.

Equity classified warrants

The 2016 and 2019 warrants share similar terms, and the exercise price of the Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock splits, stock dividends, recapitalizations, reorganizations or similar transactions. The Warrants will be exercisable on a “cashless” basis in certain circumstances, including in the event a registration statement is not in effect at time of exercise. The warrant agreements contain a clause specifying that in the event there is no effective registration in effect for the underlying warrant shares to be issued at time of exercise, in no circumstance will the Company be required to net cash settle the warrants.

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

Based on analysis of the underlying warrant agreement and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. Accordingly, these warrants were classified in the accompanying Condensed Consolidated Balance Sheets as a current liability upon issuance and will be revalued at each subsequent balance sheet date.

The fair value of the liability for common stock purchase warrants is estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	June 30,	December 31,
	2021	2020
2018 January and February Issuance
Fair Value	$6,528	$3,577

2017 May Issuance
Fair Value	2,660	1,045
	$9,188	$4,622

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Change in Fair Value of common stock warrant liability (1)	$2,642	$(1,481)	$(4,566)	(1,501)

(1)The combined changes in fair value is reflected as income (loss) from change in the fair market value of common stock warrant liability.

During the quarter ended June 30, 2021, the Company received $0.6 million in payment of the exercise price for warrants to purchase 324,413 shares of common stock. During the six months ended June 30, 2021, the Company received $5.7 million in payment of the exercise price for warrants to purchase 3,343,660 shares of common stock.

Note 10 – Leases

The Company leases office and manufacturing facilities in Hopewell Junction, New York under a non-cancelable operating lease agreement. The lease for these facilities, as amended, was to expire in May 2024 and did not contain a renewal option. The lease agreement did not contain any residual value guarantees, or material restrictive covenants. In November 2020, we entered into the 12th amendment, which will expand the current footprint to approximately 63,000 square feet in 2021 and includes two five year options to extend. Under ASU 842, the Company reassessed the lease from operating to a finance lease for the 12th amendment.

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two year extension of this lease that expires in October 2021. The lease agreement does not contain any residual value guarantees, material restrictive covenants or a renewal option. This lease is classified as an operating lease.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Finance Lease Cost:
Amortization of right-of-use assets	$155	$4	$312	$8
Interest on lease liabilities	197	1	396	2
Operating lease cost	15	246	30	493
Short-term lease cost	-	15	-	31
Total Lease Cost	$367	$266	$738	$534

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$266	$31	$531
Financing cash flows from finance leases	$294	$5	$549	$10
Right-of-use assets obtained in exchange for new finance lease liabilities	$94	$-	$108	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

	June 30, 2021	December 31, 2020
Finance lease right-of-use assets	$12,458	$12,677
Operating lease right-of-use assets	$21	$50
Finance lease liability, current	$1,129	$1,027
Finance lease liability, non-current	$11,631	$11,783
Operating lease liabilities, current	$21	$51
Operating lease liabilities, non-current	$-	$-
Weighted average remaining lease terms - finance leases	20.58 years	20.67 years
Weighted average remaining lease terms - operating leases	0.33 years	0.84 years
Weighted average discount rate - finance leases	6.42%	6.43%
Weighted average discount rate - operating leases	7.75%	7.75%

Future annual minimum lease payments and finance lease commitments as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$21	$538
2022	-	1,208
2023	-	1,229
2024	-	1,229
2025	-	1,229
Thereafter	-	22,524
Total undiscounted future minimum lease payments	21	27,957
Less imputed interest	-	(15,197)
Lease liability	$21	$12,760

(1)Total future lease payments exclude approximately $4.9 million of lease payments related to the Expansion Space portion of the NY Lease that was signed but has not yet commenced as of June 30, 2021.

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

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of June 30, 2021, the Company has received $8.1 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of June 30, 2021, of $1.5 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $8.1 million is reflected in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the six months ended June 30, 2021, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $81 thousand.

The terms of various government agreements provide among other items that the Company must achieve certain yield targets, give priority to military orders and continue to maintain the productive capacity of equipment purchased for up to five years past the completion of the programs.

Note 13 – Subsequent Events

The Company has evaluated events through August 12, 2021, the date at which these financial statements were available to be issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This Report contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Please see "Statement Regarding Forward-Looking Information" and Part II, Item 1A, "Risk Factors" of this Report. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report.

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

We have been deemed to be an essential business in the State of New York and have continued to produce and ship products during the COVID-19 pandemic. We have implemented employee health and safety measures as required by the Centers for Disease Control and Prevention, or CDC, guidelines, and monitor, Federal, State and local governmental regulations to respond to the latest health and safety guidelines. We continue to supply products to our customers as well as maintain continuity in our supply chain and expect to continue our operations throughout the duration of the pandemic and beyond. As of the date of this Report, we have experienced disruptions in supply, had several employees test positive for the COVID-19 pandemic and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 pandemic, the Delta variant, or other resurgences of the virus, on either our internal operations or those of our suppliers or customers, including the possible impact on state or international quarantine requirements on shipments or vendor support personnel.

Operating expenses for the three and six months ended June 30, 2021, including R&D expenses, increased approximately $0.2 million and $1.1 million, respectively, as compared to June 30, 2020. The majority of the increase was due to investments in R&D expenses for company-funded work related to our high-brightness dPd product and XLE process development, along with resources expended on improving manufacturing processes.

We are continually making improvements in production processes, however the majority of our equipment is older and malfunctions in single point of failure equipment has the potential to delay our production until repairs can be made. We experienced equipment issues in 2019, experienced some equipment issues during 2020, and also had delays in getting vendor support personnel due to COVID-19 travel restrictions. Equipment to be purchased during fiscal 2021 and 2022 under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. We are in the process of implementing some of the processes from our yield improvement efforts and we have initiated an effort to explore an overall productivity improvement in the operations area that we believe has the potential to improve our results of operations. Our backlog at June 30, 2021 was $9.5 million compared to backlog of $13.3 million at June 30, 2020.

We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage. Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool during 2021 including our 4kX4k and WUXGA displays. In July 2021, using our dPd technology we created full color WUXGA displays with a brightness of over 10,000 cd/m2. We continue our development work for our Tier One Consumer customer and are targeting similar levels of brightness on proof of concept displays using our full color dPd process.

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In 2020, we received two U.S. Department of Defense, or DoD, awards totaling $39.1 million. We believe we are the only commercial U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs.

Consumer, medical, and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. This advanced technology gives us an increase in brightness of over 10X versus the competition. In July 2021, we achieved full color brightness levels of over 10,000 cd/m2 and expect to achieve a brightness level of over 28,000 cd/m2 ready for mass production of full color displays by 2023. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments. Our high resolution and low pixel pitch is also important to eliminate the “screen door” effect that comes with expanding lower resolution displays over wide fields of view.

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

Critical Accounting Policies

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021, for a discussion of our critical accounting policies. There were no material changes to such policies in the six months ended June 30, 2021, with the exception of the change in estimate of inventory costing described below.

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

During the first quarter of 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, we concluded that measuring output by the number of displays produced per quarter was no longer an accurate measure of productive capacity. Management determined that measuring output based on the number of wafers produced per quarter was a more appropriate measure of production volume. We reviewed the number of wafers produced through the six months ended June 30, 2021, and the prior two calendar years, and determined the six months ended June 30, 2021 level was within the range of normal capacity. We believe that fully allocating the overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions.

Under this change in estimate for allocating overhead adopted in the first quarter of 2021, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values. The impact of this change for the six months ended June 30, 2021 was an increase of approximately $0.7 million in the carrying value of our work in process and finished goods inventory as of June 30, 2021, and a corresponding decrease in product costs of goods sold. This decreased our net loss by $0.7 million and our loss per share by $0.01 as compared to results that would have been obtained using the former method of estimation.

During the three months ended June 30, 2021, this impact was a decrease of approximately $0.2 million in the carrying value of our work in process and finished goods inventory, leading to a decrease of approximately $0.2 million in inventory and a corresponding increase in cost of goods sold. This increased our net loss for the quarter ended June 30, 2021 by $0.2 million and our loss per share by $0.00 per share as compared to results that would have been obtained using the former method of estimation.

Results of Operations

Comparative results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Product	$5,742	$6,260	$(518)	$11,847	$11,894	$(47)
Contract	537	$1,440	(903)	1,205	2,537	(1,332)
Total revenue, net	$6,279	$7,700	$(1,421)	$13,052	$14,431	$(1,379)

Total revenue for the three and six months ended June 30, 2021 were $6.3 million and $13.1 million, respectively, as compared to revenues of $7.7 million and $14.4 million, respectively for the three and six months ended June 30, 2020.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three and six months ended June 30, 2021 product revenue decreased by $0.5 million and $0.0 million, respectively, primarily due to the unexpected down time experienced with manufacturing equipment, which delayed certain display shipments into the third quarter. The decline was partially offset by higher sales to military, medical, and veterinary customers.

Contract revenue primarily reflected proof of concept revenue for our Tier One Consumer Company. For the three and six months ended June 30, 2021 contract revenue decreased by $0.9 million and $1.3 million, respectively, as compared to the prior periods, reflecting the timing of phases and milestones of this contract. We are continuing to work on our proof of concept for this customer and expect ongoing contract revenue under this program.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Product	$5,466	$4,978	$488	$10,173	$9,768	$405
Contract	242	746	(504)	600	$1,253	(653)
Total cost of revenues	$5,708	$5,724	$(16)	$10,773	$11,021	$(248)

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three and six months ended June 30, 2021 decreased by $0.0 and $0.2 million, respectively, from the comparable prior year period, primarily due to the impact of decreased contract revenues. As discussed in Critical Accounting Policies above, during the first quarter of 2021 we changed our method of allocating overhead to inventory and recorded an increase of approximately $0.9 million in the carrying value of our work in process and finished goods inventory and a corresponding decrease in product costs of goods sold as compared to results that would have been obtained under the previous method of estimation The impact of this change in the three months ended June 30, 2021 was a $0.2 million decrease in inventory which contributed to an increase in of approximately $0.7 million in inventory and a decrease in costs of goods sold. Product costs of goods sold for the three and six months ended June 30, 2021 were negatively impacted by a decrease in displays produced in the second quarter due to equipment issues, which resulted in increased cost of sales, due to a decrease in the capitalization of period costs into inventory.

The following table outlines product and contract total gross profit and related gross margins for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenues gross profit	$276	$1,282	$1,674	$2,126
Product revenues gross margin	5%	20%	14%	18%
Contract revenues gross profit	$295	$694	$605	$1,284
Contract revenues gross margin	55%	48%	50%	51%
Total gross profit	$571	$1,976	$2,279	$3,410
Total gross margin	9%	26%	17%	24%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended June 30, 2021 of $0.6 million decreased $1.4 million, from the comparable prior year period reflecting decreased product and contract revenues and the impact of the change in overhead allocation. Gross profit for the six months ended June 30, 2021, of $2.3 million decreased $1.1 million as compared to the prior year period primarily due to decreased contract revenue and decreases on product revenue gross profits. Total gross margin was 9% and 17 % for the three and six months ended June 30, 2021 compared to 26% and 24% for the comparable 2020 periods, respectively.

The product gross profit of $0.3 million and $1.7 million for the three and six months ended June 30, 2021, respectively, decreased from the comparable prior year due to decreased shipments of displays in the three and six months ended June 30, 2021 combined with the impact of lower manufacturing volumes and decreases in period costs capitalized into inventory due to equipment issues that occurred during the second quarter of 2021.

Contract gross margin is dependent upon the mix of internal versus external third party costs and materials, with the external third party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three and six months ended June 30, 2021, contract revenue gross profit was $0.3 million and $0.6 million compared to $0.7 million and $1.3 million, respectively, for the prior year period. The decrease in contract revenue for the three and six months ended June 30, 2021 reflects lower contract revenues for the consumer market due to project timing, and the completion of certain government contracts during 2020.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Research and development expense	$1,788	$1,599	$189	$3,630	$2,579	$1,051
Percentage of net revenue	28%	21%		28%	18%
Selling, general and administrative expense	$1,690	$1,712	$(22)	$3,514	$3,510	$4
Percentage of net revenue	27%	22%		27%	24%
Total operating expenses	$3,478	$3,311	$167	$7,144	$6,089	$1,055
Percentage of net revenue	55%	43%		55%	42%

Research and Development

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 2021. The increase in R&D costs in the second quarter and first six months of 2021 reflects materials and other overhead costs related to development and qualification of our higher brightness XLE and dPd displays and a decrease in costs allocated to contracts reflecting lower contract revenues in the 2021 periods.

Selling, General and Administrative

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses for the three and six months ended June 30, 2021, of $1.7 million and $3.5 million, respectively, were comparable to the prior year period.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Income related to the change in fair value of warrant liability was $2.6 million for the three months ended June 30, 2021 and expense of $4.6 million, for the six months ended June 30, 2021, respectively. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. Other income for the three and six months ended June 30, 2021 also includes a $0.1 million gain upon settlement of an arbitration proceeding with a contract manufacturer and $0.1 million in reimbursement of labor overhead charges under government grant programs.

Gain on forgiveness of debt

Gain on forgiveness of debt of $2.0 million for the six months ended June 30, 2021, reflects indebtedness payable to the Small Business Administration that was forgiven during the three months ended March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Liquidity and Capital Resources

As of June 30, 2021, we had $10.6 million in cash and cash equivalents, working capital of $9.0 million and borrowings outstanding and borrowing availability under the ABL Facility of $0.4 million and $1.9 million, respectively. The Company had $8.3 million in cash, working capital of $12.1 million and borrowings outstanding and borrowing availability under the ABL Facility of $1.9 million and $2.1 million at December 31, 2020.

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

On July 28, 2020, we announced that we have been awarded a $33.6 million contract over the next 33 months from the DoD to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on our proprietary direct dPd technology. This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at our Hopewell Junction, New York headquarters. In August 2020, these funds began to be released to us and will continue to be released over the life of the programs in accordance with the down payment and progress payment schedules of the various capital equipment vendors.

For the six months ended June 30, 2021 cash used in operating activities, were $2.1 million, which was attributable to a net loss of $7.7 million and changes in operating assets and liabilities of $1.5 million and non-cash income and expenses of $4.1 million. Cash used in operating activities for the six months ended June 30, 2020 was $0.2 million.

For the six months ended June 30, 2021 cash used in investing activities was $5.7 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $5.2 million.

As of June 30, 2021, we had outstanding commitments to purchase approximately $607 thousand in capital expenditures, and expect to make additional capital expenditures during 2021 to improve our manufacturing and R&D capabilities. These commitments exclude $2.8 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during six months ended June 30, 2020 was $0.7 million for equipment purchases.

For the six months ended June 30, 2021, cash provided by financing activities was $9.4 million, including $1.0 million in proceeds from the exercise of warrants and employee stock options, and proceeds from government grants of $4.6 million offset by net repayments of $0.2 million under our ABL Facility. Net cash provided by financing activities during the six months ended June 30, 2020 was $2.8 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, including the Delta variant, or any resurgence will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the pandemic and related slowdowns or economic trends. If either were prolonged, demand for our products will be significantly harmed. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for any meaningful economic recovery to take place. We also cannot predict whether vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

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

We have taken actions to increase revenues and to reduce expenses and is considering financing alternatives. Our plans with regard to these matters include the following actions:

•focus production and engineering resources on improving manufacturing yields and increasing production volumes;

•continue the Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%;

•continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel;

• reduce discretionary and other expenses;

•seek to enter new markets; and

•consider additional financing and/or strategic alternatives.

We are reassessing our business plan and forecasts over the next two years. Based on our known cash needs as of July 31, 2021, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support our working capital requirements through the third quarter of 2022. However, there can be no assurance our plans will be achieved, or that we will be able to continue to borrow under its ABL Facility, mitigate the impacts of the COVID-19 pandemic, secure additional financing, and/or pursue strategic alternatives on terms acceptable to us, or at all.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of June 30, 2021, we had $0.4 million in borrowings, had unused borrowing availability of $1.9 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Despite the impact of the COVID-19 pandemic, due to our classification as an essential business in the State of New York, our finance and administrative workforce worked onsite during the quarter ended June 30, 2021. Although the workforce occasionally works form home on isolated days, these changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 1.   Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We have responded to the demand letter, and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 we were notified by Suga that they intend to pursue arbitration. During September and October 2019, we held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 we received a formal request for arbitration which Suga filed with the International Chamber of Commerce, or ICC. We retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator was appointed and arbitral proceedings for the consideration of the claims and counterclaims began during 2021. The parties were permitted to settle at any point during the arbitration proceedings and the parties reached a tentative settlement in April 2021. On May 12, 2021 the parties executed settlement agreements and mutual releases from all claims in exchange for a payment of $0.6 million to Suga from the Company.

As disclosed in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga in anticipation of future production. As a result of the May 12, 2021 settlement of the arbitration with Suga the Company removed the $1.0 million accrual from its balance sheet, wrote off $0.3 million in prepayments and recorded a gain of $0.1 million in Other Income/Expense during the second quarter of 2021.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

None.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on October 26, 2010).
3.3	By laws of the Company (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 13, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed on December 23, 2008).
4.2	Form of Letter Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's report on Form 8-K filed on August 24, 2016).
4.3	Form of common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on December 18, 2015).
4.4	Form of Common Stock Purchase Warrant issued to the Warrant Holders in the Transaction (incorporated by reference to Exhibit 4.2 to the Registrant's report on Form 8-K filed on August 24, 2016).
4.5

Common Stock Purchase Warrant issued on March 24, 2017 to the holder of an unsecured line of credit (incorporated by reference to exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017).

4.6

Form of Common Stock Purchase Warrant issued to the Warrant Holders in conjunction with an issuance of common shares on May 19, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant's report on Form 8-K filed on May 24, 2017).

4.8	Description of Registrants Securities (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 19, 2021).
10.2	Department of Defense Production Act Title III award (incorporated by reference to exhibit 99.1 of the Registrant’s report on Form 8-K filed on July 28, 2020).
10.3

12th Lease Amendment between IPark East Fishkill and eMagin Corporation, effective as of November 20, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 13, 2021).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer