Form 10-Q
period 2021-09-30
EMAGIN CORP
filed 2021-11-12
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 72,679,686 common shares at $0.001 par value per share of the registrant outstanding.

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

•changes in demand by original equipment manufacturer, or OEM, customers for advanced microdisplays, limited availability of products provided by suppliers and foundries, high costs of raw materials, pricing pressure brought by the marketplace or governmental customers and other factors that impact the commercial, military and consumer markets in which we operate;

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

•the impact of the majority holder of our Series B convertible stock, being able to prevent us from entering into significant corporate transactions, including certain capital raising transactions;

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

In this Report, references to “eMagin Corporation,” “eMagin,”, “we,” “us,” and “our company” refer to eMagin Corporation and our wholly owned subsidiary, Virtual Vision, Inc. References to “Consumer Night Vision Business” refers to our former consumer night vision products business, which we exited in 2018.

eMagin® is a registered trademark of eMagin Corporation. dPdTM is an unregistered trademark of eMagin. All other trademarks used in this Annual Report are the property of their respective owners.

ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,337	$8,315
Restricted cash	1,272	2,111
Accounts receivable, net	4,345	5,314
Account receivable-due from government awards	204	1,013
Unbilled accounts receivable	1,173	253
Inventories	7,917	8,379
Prepaid expenses and other current assets	723	943
Total current assets	22,971	26,328
Property, plant and equipment, net	29,344	21,132
Operating lease right - of - use assets	5	50
Intangibles and other assets	39	126
Total assets	$52,359	$47,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$988	$1,206
Accrued compensation	2,005	1,628
Paycheck Protection Program loan - current	—	982
Revolving credit facility, net	1,992	1,875
Common stock warrant liability	4,446	4,622
Other accrued expenses	476	1,693
Deferred revenue	65	425
Operating lease liability - current	5	51
Finance lease liability - current	1,138	1,027
Other current liabilities	747	757
Total current liabilities	11,862	14,266
Other liability - long term	28	56
Paycheck Protection Program loan - long term	—	982
Deferred Income - government awards - long term	12,072	4,309
Finance lease liability - long term	11,641	11,783
Total liabilities	35,603	31,396

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 72,697,697 shares, outstanding 72,535,631 shares as of September 30, 2021 and issued 68,890,819 shares, outstanding 68,728,753 shares as of December 31, 2020.	72	69
Additional paid-in capital	275,592	268,729
Accumulated deficit	(258,408)	(252,058)
Treasury stock, 162,066 shares as of September 30, 2021 and December 31, 2020.	(500)	(500)
Total shareholders’ equity	16,756	16,240
Total liabilities and shareholders’ equity	$52,359	$47,636

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product	$5,313	$6,978	$17,160	$18,872
Contract	469	333	1,674	2,870
Total revenues, net	5,782	7,311	18,834	21,742

Cost of revenues:
Product	4,962	5,385	15,135	15,153
Contract	261	234	861	1,487
Total cost of revenues	5,223	5,619	15,996	16,640

Gross profit	559	1,692	2,838	5,102

Operating expenses:
Research and development	1,669	1,734	5,299	4,313
Selling, general and administrative	2,203	1,824	5,717	5,334
Total operating expenses	3,872	3,558	11,016	9,647

Loss from operations	(3,313)	(1,866)	(8,178)	(4,545)

Other (expense) income:
Change in fair value of common stock warrant liability	4,742	(1,803)	176	(3,304)
Interest expense, net	(210)	(10)	(625)	(45)
Gain on forgiveness of debt	—	—	1,963	—
Other income, net	87	148	314	163
Total other income (expense)	4,619	(1,665)	1,828	(3,186)
Income (loss) before provision for income taxes	1,306	(3,531)	(6,350)	(7,731)
Income taxes	—	—	—	—

Net income (loss)	$1,306	$(3,531)	$(6,350)	$(7,731)
Less net income allocated to participating securities	268	—	—	—
Net income (loss) allocated to common shares	$1,038	$(3,531)	$(6,350)	$(7,731)

Income (loss) per share, basic	$0.01	$(0.06)	$(0.09)	$(0.14)
Loss per share, diluted	$(0.05)	$(0.06)	$(0.09)	$(0.14)

Weighted average number of shares outstanding:
Basic	72,527,479	57,735,846	71,675,336	54,450,815

Diluted	73,861,952	57,735,846	73,416,993	54,450,815

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercise of options	—	—	227,792	—	364	—	—	364
Stock based compensation	—	—	—	—	13	—	—	13
Exercise of common stock warrants	—	—	3,019,247	3	5,059	—	—	5,062
Net loss	—	—	—	—	—	(7,378)	—	(7,378)
Balance, March 31, 2021	5,659	$—	72,137,858	$72	$274,165	$(259,436)	$(500)	$14,301
Exercise of options	—	—	203,459	—	381	—	—	381
Stock based compensation	—	—	—	—	37	—	—	37
Exercise of common stock warrants	—	—	324,413	—	590	—	—	590
Net loss	—	—	—	—	—	(278)	—	(278)
Balance, June 30, 2021	5,659	$—	72,665,730	$72	$275,173	$(259,714)	$(500)	$15,031
Exercise of options	—	—	15,300	—	—	—	—	—
Stock based compensation	—	—	16,667	—	419	—	—	419
Net income	—	—	—	—	—	1,306	—	1,306
Balance, September 30, 2021	5,659	$—	72,697,697	$72	$275,592	$(258,408)	$(500)	$16,756

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	5,659	$—	50,250,378	$50	$258,767	$(240,610)	$(500)	$17,707
Stock based compensation	—	—	—	—	43	—	—	43
Public offering of common shares, net of offering costs	—	—	3,730,540	4	1,548	—	—	1,552
Net loss	—	—	—	—	—	(1,369)	—	(1,369)
Balance, March 31, 2020	5,659	$—	53,980,918	$54	$260,358	$(241,979)	$(500)	$17,933
Stock based compensation	—	—	—	—	44	—	—	44
Public offering of common shares, net of offering costs	—	—	3,408,913	3	1,756	—	—	1,759
Exercise of common stock warrants	—	—	4,017,500	4	36	—	—	40
Net loss	—	—	—	—	—	(2,831)	—	(2,831)
Balance, June 30, 2020	5,659	$—	61,407,331	$61	$262,194	$(244,810)	$(500)	$16,945
Stock based compensation	—	—	—	—	60	—	—	60
Public offering of common shares, net of offering costs	—	—	6,135,991	7	6,466	—	—	6,473
Exercise of common stock warrants	—	—	118,346	0	—	—	—	0
Net loss	—	—	—	—	—	(3,531)	—	(3,531)
Balance, September 30, 2020	5,659	$—	67,661,668	$68	$268,720	$(248,341)	$(500)	$19,947

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,350)	$(7,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,110	1,487
Change in fair value of common stock warrant liability	(176)	3,304
Gain on forgiveness of debt	(1,963)	—
Stock-based compensation	469	147
Amortization of operating lease right-of-use assets	45	563
Changes in operating assets and liabilities:
Accounts receivable	1,778	788
Unbilled accounts receivable	(920)	124
Inventories	462	699
Prepaid expenses and other current assets	220	(666)
Deferred revenues	(360)	116
Operating lease liabilities	(46)	(588)
Accounts payable, accrued expenses, and other current liabilities	(1,964)	63
Net cash used in operating activities	(6,695)	(1,694)
Cash flows from investing activities:
Purchase of equipment	(729)	(946)
Purchase of equipment, government grant	(9,393)	(582)
Net cash used in investing activities	(10,122)	(1,528)
Cash flows from financing activities:
Repayments under revolving line of credit, net	117	(2,401)
Proceeds from public offering, net	—	9,784
Proceeds from Paycheck Protection Program loan	—	1,963
Change in finance lease liabilities	(225)	—
Proceeds from government grant	8,711	2,404
Proceeds from warrant exercise	5,652	40
Proceeds from exercise of stock options	745	—
Net cash provided by financing activities	15,000	11,790
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,817)	8,568
Cash, cash equivalents, and restricted cash, beginning of period	10,426	3,515
Cash, cash equivalents, and restricted cash, end of period	$8,609	$12,083
Cash, cash equivalents, end of period	7,337	10,283
Restricted cash, end of period	1,272	1,800

Supplementary Cash Flow Information
Cash paid for interest	$625	$52
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$194	$—

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2020 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The total intangible amortization expense was approximately $2 thousand and $6 thousand for the three and nine months ended September 30, 2021 and 2020 respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$705	$351	$615	$300
Warranty accruals and adjustments	(73)	142	27	201
Warranty claims	(2)	(4)	(12)	(12)
Ending balance	$630	$489	$630	$489

Inventories

Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the production of OLED displays. The standard cost for our products is subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead, labor hours incurred, and the yields experienced in the manufacturing process. Under the principles of full absorption costing, these costs are allocated to each unit of production in work in process and finished goods inventory based on actual use of the production facilities. However, in applying this principle, the requirements of Accounting Standards Codification, or ASC, 330-10-30-4, “Inventory” require that a company determine the range of normal capacity, or production expected to be achieved over a number of periods or seasons, and limits the amount of fixed production overheads allocated to inventory in periods of abnormally low production.

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

During the first quarter of 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, the Company concluded that measuring output by the number of displays produced per quarter was no longer an accurate measure of productive capacity. The Company determined that measuring output based on the number of wafers produced per quarter was a more appropriate measure of production volume. The Company reviewed the number of wafers produced through the nine months ended September 30, 2021, and the prior two calendar years, and determined the nine months ended September 30, 2021 level was within the range of normal capacity. The Company also believes that fully allocating overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions.

In accordance with this change in estimate for allocating overhead adopted in the first quarter of 2021, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values. The impact of this change for the nine months ended September 30, 2021 was an increase of approximately $0.7 million in the carrying value of the Company’s work in process and finished goods inventory as of September 30, 2021, and a corresponding decrease in product costs of goods sold. This decreased the Company’s net loss by $0.7 million and the Company’s loss per share by $0.01 as compared to results that would have been obtained using the former method of estimation.

During the three months ended September 30, 2021, there was no impact to the Company’s inventory, cost of goods sold, or earnings per share as compared to results that would have been obtained using the former method of estimation.

Earnings per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options, warrants, restricted stock units and convertible preferred stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company’s Series B Convertible Preferred stock, or Preferred Stock – Series B, is considered a participating security as the preferred stock participates in dividends with the common stock, which requires the use of the two-class method when computing basic earnings per share. Diluted earnings per share must be calculated under both the treasury stock and two-class method, and the calculation that results in the most dilutive earnings per share amount for the common stock is reported. The Preferred Stock – Series B is not required to absorb any net loss. Although the Company paid a one-time special dividend in 2012, the Company does not expect to pay dividends on its common or preferred stock in the near future. In accordance with the Preferred Stock – Series B agreements, the conversion price was adjusted to $0.3033 per share in December 2019, and the resultant, if converted common shares are reflected in the table of anti-dilutive common stock equivalents below.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$1,306	$(3,531)	$(6,350)	$(7,731)
Income allocated to participating securities	268	—	—	—
Income (loss) allocated to common shares	$1,038	$(3,531)	$(6,350)	$(7,731)

Change in fair value of warrant liability	$(4,742)	$—	$(176)	$—
Income (loss) allocated to common shares - Diluted	$(3,704)	$(3,531)	$(6,526)	$(7,731)

Weighted average common shares outstanding - Basic	72,527,479	57,735,846	71,675,336	54,450,815
Dilutive effect of liability classified warrants	1,334,473	—	1,741,657	—
Weighted average common shares outstanding - Diluted (1)(2)	73,861,952	57,735,846	73,416,993	54,450,815

Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.09)	$(0.14)
Diluted	$(0.05)	$(0.06)	$(0.09)	$(0.14)

(1)For the three and nine months ended September 30, 2021, weighted average shares used for calculating diluted earnings per share includes the effect of liability classified warrants as they have a dilutive effect on earnings per share.

(2)For the three and nine months ended September 30, 2020, weighted average shares used for calculating basic and diluted earnings per share are the same as the inclusion of liability classified warrants, would be anti-dilutive to the earnings per share calculation.

In calculating net income (loss) per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three and nine months ended September 30, 2021 and 2020 that were not included in diluted earnings per share, or EPS, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted Stock Units	402,099	50,000	402,099	50,000
Options	3,973,758	4,872,834	3,973,758	4,872,834
Warrants	4,780,447	15,055,773	4,780,447	15,055,773
Convertible preferred stock	18,726,009	18,726,009	18,726,009	18,726,009
Total potentially dilutive common stock equivalents	27,882,313	38,704,616	27,882,313	38,704,616

The above table reflects a revision in the potentially dilutive common stock equivalents that were not included in diluted EPS associated with the Company’s Preferred Stock- Series B for the three and nine months ended September 30, 2020, compared to what was previously reported. The Company increased such potentially dilutive common stock equivalents from 7,545,333 to 18,726,009 as a result of previously excluding certain common stock equivalents that would be issued as a result of the Company conducting an equity offering priced below the Preferred Stock- Series B’s conversion price. This correction had no impact on the Company’s financial statements or EPS.

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

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, short-term investments and accounts payable are stated at cost, which approximates fair value, due to the short-term nature of these instruments. The asset based lending facility, or the ABL Facility, is also stated at cost, which approximates fair value because the interest rate is based on a market based rate plus a margin. The PPP loan is presented on the Condensed Consolidated Balance Sheet at cost, which equals fair market value due to the loan’s short–term maturity.

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2021	$4,622
Fair value of warrants issuance during period	-
Change in fair value of warrant liability, net	(176)
Balance as of September 30, 2021	$4,446

The fair value of the liability for common stock purchase warrants at issuance and at September 30, 2021 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date. Inputs to the model at September 30, 2021 included remaining contractual terms of the warrants ranging from 0.67 to 1.33 years, at risk-free interest rates of 0.47% to 0.86% with no expected dividends, and expected volatility of the price of the underlying common stock of 91.23% to 96.08%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and nine months ended September 30, 2021, one customer of 25.2% and 18.5% accounted for over 10% of net revenues, respectively. As of September 30, 2021, the Company had accounts receivable from that one customer that accounted for 32.6% of all accounts receivable. For the three and nine months ended September 30, 2020, there were two customers of 22.2% and 15.8%, respectively and three customers of 17.2%, 12.3% and 12.2%, respectively, who accounted for over 10% of the Company’s net revenues.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2021, the Company incurred a net loss of $6.4 million and used cash in operating activities of $6.7 million. As of September 30, 2021, the Company had $7.3 million of cash, $2.0 million of outstanding indebtedness under its ABL facility and borrowing availability of $1.9 million under its ABL Facility.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, and any resurgence related to the Delta variant, or other vaccine resistant strains will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic and related slowdowns or economic trends. If either were prolonged, demand for the Company’s products and the Company’s ability to obtain components and other materials or services on a timely basis could result in manufacturing delays, increased costs, and ultimately, in reduced or delayed sales or lost orders which could materially and adversely affect our business, financial condition, and results of operations. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for our supply chains to be restored and any meaningful economic recovery to take place. We also cannot predict whether the Delta variant or other vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect the Company’s results and financial condition. It is also not possible to predict with certainty the impact executive orders providing for mandatory COVID-19 vaccinations will have on our workforce. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of October 31, 2021, the Company has developed plans to extend its liquidity to support its working capital requirements through the fourth quarter of 2022. However, there can be no assurance the Company’s plans will be achieved, or that the Company will be able to continue to borrow under its ABL Facility, mitigate the impacts of COVID-19, secure additional financing, and/or pursue strategic alternatives on terms acceptable to the Company, or at all.

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

Additional disaggregated revenue information for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
North and South America	$3,727	$4,246	$10,677	$11,963
Europe, Middle East, and Africa	1,957	2,408	6,578	7,330
Asia Pacific	98	657	1,579	2,449
Total	$5,782	$7,311	$18,834	$21,742

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Military	$3,733	$5,836	$11,492	$16,363
Commercial, including industrial and medical	440	491	2,240	1,213
Consumer	448	—	1,598	2,023
Multiple	1,161	984	3,504	2,143
Total	$5,782	$7,311	$18,834	$21,742

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $4.3 million and $5.3 million as of September 30, 2021 and December 31, 2020.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	September 30,	December 31,
	2021	2020

Unbilled Receivables (contract assets)	$1,173	$253

Deferred Revenue (contract liabilities)	$65	$425

For the three and nine months ended September 30, 2021 the Company recognized $21 thousand and $360 thousand of revenue related to its contract liabilities that existed at December 31, 2020. For the three and nine months ended September 30, 2020 the Company recognized $0 thousand and $33 thousand of revenue related to its contract liabilities that existed at December 31, 2019.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$4,484	$5,453
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$4,345	$5,314

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$3,574	$3,995
Work in process	1,861	1,263
Finished goods	2,984	3,918
Total inventories	8,419	9,176
Less inventory reserve	(502)	(797)
Total inventories, net	$7,917	$8,379

As described in Note 1, during the period ended March 31, 2021, the Company changed its method of estimating the allocation of overhead.

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	September 30,	December 31,
(in thousands)	2021	2020
Revolving credit facility	$1,992	$1,875

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of September 30, 2021, the Company had $2.0 million in borrowings outstanding under the ABL Facility, had unused borrowing availability of $1.9 million under the ABL Facility and was in compliance with all financial debt covenants under the ABL Facility.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenues	$33	$2	$36	$14
Research and development	62	7	74	42
Selling, general and administrative	324	51	359	91
Total stock compensation expense	$419	$60	$469	$147

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	$284	$60	$309	$147
Restricted Share Units	135	—	160	—
Total stock compensation expense	$419	$60	$469	$147

At September 30, 2021, total unrecognized compensation costs related to stock options and RSUs was approximately $176 thousand and $1.2 million, respectively, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.8 years and approximately 2.7 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Nine Months Ended
	September 30,
	2021	2020
Dividend yield	0%	0%
Risk free interest rates	0.89-0.95%	0.3%
Expected volatility	75.9 to 79.0%	46.1%
Expected term (in years)	5.0 to 5.5	5

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2021 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,797,834	$2.36
Options granted	230,000	3.24
Options exercised	(514,707)	1.92
Options forfeited	—	—
Options cancelled or expired	(539,369)	4.41
Outstanding at September 30, 2021	3,973,758	$1.95	3.33	$2,656,904
Vested or expected to vest at September 30, 2021 (1)	3,971,894	$1.95	3.33	$2,656,516
Exercisable at September 30, 2021	3,847,757	$1.92	3.15	$2,629,494

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised was $0.03 million and $1.01 million for the three and nine months ended September 30, 2021. The Company issues new shares of common stock upon exercise of stock options.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company for the nine months ended September 30, 2021:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding, beginning of period	50,000	—	$0.84	$—
Granted	417,591	103,048	3.55	3.60
Vested and settled	(16,667)	—	0.84	—
Forfeited	(48,825)	—	1.72	—
RSU's outstanding, end of period	402,099	103,048	3.55	3.60

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2021 and 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three and nine months ended September 30, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of September 30, 2021.

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

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $987 thousand at September 30, 2021.

In addition, through September 30, 2021, the Company has committed to equipment to be purchased under government awards of $16.5 million.

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

The following table sets forth the Company’s outstanding common stock warrants as of September 30, 2021:

	Issued	Outstanding	Exercise Price	Expiration
2016 Warrant Issuance	2,947,949	1,680,447	2.60	Feb 2022
2017 Warrant Issuance (1)	100,000	100,000	2.25	Mar 2022
2017 Warrant Issuance (2)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance (2)	4,004,324	2,909,369	1.55	Jul 2023
2019 Warrant Issuance (3)	6,000,000	3,000,000	0.78	Oct 2024
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

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	September 30,	December 31,
	2021	2020
2018 January and February Issuance
Fair Value	$3,407	$3,577

2017 May Issuance
Fair Value	1,039	1,045
	$4,446	$4,622

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Change in Fair Value of common stock warrant liability (1)	$4,742	$(1,803)	$176	(3,304)

(1)The combined changes in fair value are reflected as income (loss) from change in the fair market value of common stock warrant liability.

During the quarter ended September 30, 2021, there were no warrant exercises. During the nine months ended September 30, 2021, the Company received $5.7 million in payment of the exercise price for warrants to purchase 3,343,660 shares of common stock.

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

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two year extension of this lease that expired in October 2021. The lease agreement did not contain any residual value guarantees, material restrictive covenants or a renewal option. This lease was classified as an operating lease. In October 2021, the Company signed an additional two-year extension of the lease for the Santa Clara design group facility, and is evaluating the accounting treatment. On May 2, 2019, the Company entered into a three year finance lease commitment for phone equipment.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Finance Lease Cost:
Amortization of right-of-use assets	$157	$4	$469	$12
Interest on lease liabilities	198	1	594	3
Operating lease cost	15	262	46	786
Short-term lease cost		17		31
Total Lease Cost	$370	$284	$1,109	$832

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$266	$46	$797
Financing cash flows from finance leases	$271	$5	$815	$15
Right-of-use assets obtained in exchange for new finance lease liabilities	$86	$-	$194	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

	September 30, 2021	December 31, 2020
Finance lease right-of-use assets	$12,402	$12,677
Operating lease right-of-use assets	$5	$50
Finance lease liability, current	$1,138	$1,027
Finance lease liability, non-current	$11,641	$11,783
Operating lease liabilities, current	$5	$51
Operating lease liabilities, non-current	$-	$-
Weighted average remaining lease terms - finance leases	20.67 years	20.67 years
Weighted average remaining lease terms - operating leases	0.08 years	0.84 years
Weighted average discount rate - finance leases	6.42%	6.43%
Weighted average discount rate - operating leases	7.75%	7.75%

Future annual minimum lease payments and finance lease commitments as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$5	$270
2022	-	1,163
2023	-	1,229
2024	-	1,229
2025	-	1,229
Thereafter	-	22,624
Total undiscounted future minimum lease payments	5	27,744
Less imputed interest	-	(14,965)
Lease liability	$5	$12,779

(1)Total future lease payments exclude approximately $4.9 million of lease payments related to the Expansion Space portion of the NY Lease that was signed but has not yet commenced as of September 30, 2021

Note 11 – Shareholders’ Equity

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

During 2020, the Company raised $9.8 million, net of offering expenses, through the sale of shares under the At The Market facility, or the ATM Facility, which represented the remaining amount available under the facility. The Company used and intends to use the net proceeds from sales made under the ATM Facility for working capital and other general corporate purposes.

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

Pursuant to the preliminary Technology Investment Agreement the U.S. government provided when the award was announced, the Company expects that the U.S. government will own the related equipment purchases until the end of the 33 month contract period, at which point the Company can apply to take title. The Company began making payments to related equipment vendors during the fourth quarter of 2020. For accounting purposes, the Company considers that it is probable that title will pass to the Company and accordingly will treat this award in a similar fashion as the IBAS award.

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of September 30, 2021, the Company has received $12.2 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of September 30, 2021, of $1.3 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $12.2 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the nine months ended September 30, 2021, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $174 thousand.

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

We have been deemed to be an essential business in the State of New York and have continued to produce and ship products during the COVID-19 pandemic. We have implemented employee health and safety measures as required by the Centers for Disease Control and Prevention, or CDC, guidelines, and monitor, Federal, State and local governmental regulations to respond to the latest health and safety guidelines. As of the date of this Report, we have experienced disruptions in supply, had several employees test positive for the COVID-19 pandemic and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 pandemic, the Delta variant, or other resurgences of the virus, on either our internal operations or those of our suppliers or customers, including the possible impact of disruptions in the supply of silicon wafers or other raw materials that could harm our ability to meet demand for our products in a timely manner, or within budget.

Operating expenses for the three and nine months ended September 30, 2021, including R&D expenses, increased approximately $0.3 million and $1.4 million, respectively, as compared to September 30, 2020. The majority of the increase during the three months ended September 30, 2021 was due to the impact of increased share prices on the fair value of non-cash stock compensation. The increase during the nine months ended September 30, 2021 was due to investments in SG&A expenses for company-funded work related to our high-brightness dPd product and XLE process development, along with resources expended on improving manufacturing processes.

We are continually making improvements in production processes; however, the majority of our equipment is older and malfunctions in single point of failure equipment has the potential to delay our production until repairs can be made. We experienced equipment issues in 2019, experienced some equipment issues during 2020 and 2021, and also had delays in getting vendor support personnel due to COVID-19 travel restrictions. Equipment to be purchased during fiscal 2021 and 2022 under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy and to obtain the AS9100 quality certification. Our backlog at September 30, 2021 was $13.2 million compared to backlog of $9.4 million at September 30, 2020.

We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage. Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool during 2021 including our 4kX4k and WUXGA displays. In July 2021, using our dPd technology we created full color WUXGA displays with a brightness of over 10,000 cd/m2. We continue our development work for our Tier One Consumer customer and are targeting similar levels of brightness on proof-of-concept displays using our full color dPd process.

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In 2020, we received two U.S. Department of Defense, or DoD, awards totaling $39.1 million. We believe we are the only commercial U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs.

Consumer, medical, and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. This advanced technology gives us an increase in brightness of over 10X versus the competition. In July 2021, we achieved full color brightness levels of over 10,000 cd/m2 and expect to achieve a brightness level of over 28,000 cd/m2 ready for mass production of full color displays by 2023. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments. Our high resolution and low pixel pitch are also important to eliminate the “screen door” effect that comes with expanding lower resolution displays over wide fields of view.

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

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, and any resurgence related to the Delta variant, or other vaccine resistant strains will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic and related slowdowns or economic trends. If either were prolonged, demand for the Company’s products and the Company’s ability to obtain components and other materials or services on a timely basis could result in manufacturing delays, increased costs, and ultimately, in reduced or delayed sales or lost orders which could materially and adversely affect our business, financial condition, and results of operations. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for our supply chains to be restored and any meaningful economic recovery to take place. We also cannot predict whether the Delta variant or other vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect the Company’s results and financial condition. It is also not possible to predict with certainty the impact executive orders providing for mandatory COVID-19 vaccinations will have on our workforce. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Critical Accounting Policies

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021, for a discussion of our critical accounting policies. There were no material changes to such policies in the nine months ended September 30, 2021, with the exception of the change in estimate of inventory costing described below.

Inventory - Inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the production of OLED displays. The standard cost for our products is subject to fluctuation from quarter to quarter, depending primarily on the number of displays produced, fluctuations in manufacturing overhead, labor hours incurred, and the yields experienced in the manufacturing process. Under the principles of full absorption costing, these costs are allocated to each unit of production in work in process and finished goods inventory based on actual use of the production facilities. However, in applying this principle, the requirements of Accounting Standards Codification, or ASC, 330-10-30-4, “Inventory” require that a company determine the range of normal capacity, or production expected to be achieved over a number of periods or seasons, and limits the amount of fixed production overheads allocated to inventory in periods of abnormally low production.

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

During the first quarter of 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, we concluded that measuring output by the number of displays produced per quarter was no longer an accurate measure of productive capacity. Management determined that measuring output based on the number of wafers produced per quarter was a more appropriate measure of production volume. We reviewed the number of wafers produced through the nine months ended September 30, 2021, and the prior two calendar years, and determined the nine months ended September 30, 2021 level was within the range of normal capacity. We believe that fully allocating the overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions.

Under this change in estimate for allocating overhead adopted in the first quarter of 2021, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values. The impact of this change for the nine months ended September 30, 2021 was an increase of approximately $0.7 million in the carrying value of our work in process and finished goods inventory as of September 30, 2021, and a corresponding decrease in product costs of goods sold. This decreased our net loss by $0.7 million and our loss per share by $0.01 as compared to results that would have been obtained using the former method of estimation.

During the three months ended September 30, 2021, there was no impact to the Company’s inventory, cost of goods sold or earnings per share as compared to results that would have been obtained using the former method of estimation.

Results of Operations

Comparative results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Product	$5,313	$6,978	$(1,665)	$17,160	$18,872	$(1,712)
Contract	469	$333	136	1,674	2,870	(1,196)
Total revenue, net	$5,782	$7,311	$(1,529)	$18,834	$21,742	$(2,908)

Total revenue for the three and nine months ended September 30, 2021 were $5.8 million and $18.8 million, respectively, as compared to revenues of $7.3 million and $21.7 million, respectively for the three and nine months ended September 30, 2020.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three and nine months ended September 30, 2021 product revenue decreased by $1.7 million and $1.7 million, respectively, primarily due to unexpected down time experienced with manufacturing equipment and resulting capacity constraints which delayed $1.3 million of display shipments into the fourth quarter.

Contract revenue primarily reflected development associated with a proof of concept display for our Tier One Consumer Company. For the three and nine months ended September 30, 2021 contract revenue increased by $0.1 million and decreased by $1.2 million, respectively, as compared to the prior periods, reflecting the timing of phases and milestones of this contract. We are continuing to work on our proof of concept for this customer and expect ongoing contract revenue under this program.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Product	$4,962	$5,385	$(423)	$15,135	$15,153	$(18)
Contract	261	234	27	861	$1,487	(626)
Total cost of revenues	$5,223	$5,619	$(396)	$15,996	$16,640	$(644)

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Total cost of revenues for the three and nine months ended September 30, 2021 decreased by $0.4 million and $0.6 million, respectively, from the comparable prior year period, primarily due to the impact of decreased product and contract revenues. As discussed in Critical Accounting Policies above, during the first quarter of 2021 we changed our method of allocating overhead to inventory. The impact of this change for the nine months ended September 30, 2021, was an increase of approximately $0.7 million in the carrying value of our work in process and finished goods inventory as of September 30, 2021, and a corresponding decrease in product costs of goods sold. This decreased our net loss by $0.7 million and our loss per share by $0.01 as compared to results that would have been obtained using the former method of estimation.

During the three months ended September 30, 2021, there were no impacts to the Company’s inventory, costs of goods sold or earnings per share, as compared to results that would have been obtained using the former method of estimation.

Product costs of goods sold for the three and nine months ended September 30, 2021 were negatively impacted by a decrease in displays produced in the third quarter due to equipment issues, which resulted in increased cost of sales, due to a decrease in the capitalization of period costs into inventory.

The following table outlines product and contract total gross profit and related gross margins for the three and nine months ended September 30, 2021 and 2020(dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenues gross profit	$351	$1,593	$2,025	$3,719
Product revenues gross margin	7%	23%	12%	20%
Contract revenues gross profit	$208	$99	$813	$1,383
Contract revenues gross margin	44%	30%	49%	48%
Total gross profit	$559	$1,692	$2,838	$5,102
Total gross margin	10%	23%	15%	23%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended September 30, 2021 of $0.6 million decreased $1.1 million, from the comparable prior year period reflecting decreased product revenues and the impact of a more favorable sales mix in the prior year’s period. Gross profit for the nine months ended September 30, 2021, of $2.8 million decreased $2.3 million as compared to the prior year period primarily due to decreased product and contract revenue and decreases on product revenue gross profits. Total gross margin was 10% and 15 % for the three and nine months ended September 30, 2021 compared to 23% and 23% for the comparable 2020 periods, respectively.

The product gross profit of $0.4 million and $2.0 million for the three and nine months ended September 30, 2021, respectively, decreased from the comparable prior year due to decreased shipments of displays in the three and nine months ended September 30, 2021 combined with the impact of lower manufacturing volumes and decreases in period costs capitalized into inventory due to equipment issues that occurred during the second and third quarters of 2021.

Contract gross margin is dependent upon the mix of internal versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three and nine months ended September 30, 2021, contract revenue gross profit was $0.2 million and $0.8 million compared to $0.1 million and $1.4 million, respectively, for the prior year period. The changes in contract gross profit for the three and nine months ended September 30, 2021 versus the comparable prior year periods primarily reflects the changes in contract revenues.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Research and development expense	$1,669	$1,734	$(65)	$5,299	$4,313	$986
Percentage of net revenue	29%	24%		28%	20%
Selling, general and administrative expense	$2,203	$1,824	$379	$5,717	$5,334	$383
Percentage of net revenue	38%	25%		30%	25%
Total operating expenses	$3,872	$3,558	$314	$11,016	$9,647	$1,369
Percentage of net revenue	67%	49%		58%	44%

Research and Development

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses were $1.7 million and $5.3 million for the three and nine months ended September 30, 2021. R&D costs in the third quarter were comparable to the prior year period. The increase in R&D costs for the first nine months of 2021 reflects materials and other overhead costs related to development and qualification of our higher brightness XLE and dPd displays and a decrease in costs allocated to contracts reflecting lower contract revenues in the 2021 periods.

Selling, General and Administrative

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. The increase in SG&A expenses for the three and nine months ended September 30, 2021, of $2.2 million and $5.7 million, respectively, primarily reflects changes in non-cash stock compensation of $0.4 million and $0.3 million, respectively, due to the impact of increased share prices during the 2021 periods on fair value calculations.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Income related to the change in fair value of warrant liability was $4.7 million for the three months ended September 30, 2021 and $0.2 million, for the nine months ended September 30, 2021, respectively. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. Other income for the nine months ended September 30, 2021 also includes a $0.1 million gain upon settlement of an arbitration proceeding with a contract manufacturer and $0.1 million in reimbursement of labor overhead charges under government grant programs.

Gain on forgiveness of debt

Gain on forgiveness of debt of $2.0 million for the nine months ended September 30, 2021, reflects indebtedness payable to the Small Business Administration that was forgiven during the three months ended March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Liquidity and Capital Resources

As of September 30, 2021, we had $7.3 million in cash and cash equivalents, working capital of $11.1 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $1.9 million, respectively. The Company had $8.3 million in cash, working capital of $12.1 million and borrowings outstanding and borrowing availability under the ABL Facility of $1.9 million and $2.1 million, respectively, at December 31, 2020.

On June 8, 2020, we received a loan under the U.S. Small Business Administration’s, or SBA, Paycheck Protection Program, or PPP, from KeyBank National Association related to the COVID-19 pandemic for $1.9 million. The terms of the PPP loan, included a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. During 2020, we used the proceeds to pay qualified payroll costs, in accordance with PPP and Section 1106 of the CARES Act requirements. We applied for forgiveness of the entire loan in the fourth quarter. In April, 2021 the Company received a forgiveness notice from the SBA and received a related acknowledgement letter from its lender stating that they received payment in full from the SBA effective March 31, 2021. We recorded this amount in the Condensed Consolidated Statements of Operations as gain on forgiveness of debt in the first quarter of 2021.

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

For the nine months ended September 30, 2021 cash used in operating activities, were $6.7 million, which was attributable to a net loss of $6.4 million and changes in operating assets and liabilities of $(0.8) million and non-cash income and expenses of $0.5 million. Cash used in operating activities for the nine months ended September 30, 2020 was $1.7 million.

For the nine months ended September 30, 2021 cash used in investing activities was $10.1 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $9.4 million.

As of September 30, 2021, we had outstanding commitments to purchase approximately $987 thousand in capital expenditures, and expect to make additional capital expenditures during 2021 to improve our manufacturing and R&D capabilities. These commitments exclude $16.5 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during nine months ended September 30, 2020 was $1.5 million for equipment purchases.

For the nine months ended September 30, 2021, cash provided by financing activities was $15.0 million, including $6.4 million in proceeds from the exercise of warrants and employee stock options, and proceeds from government grants of $8.7 million offset by net repayments of $0.1 million under our ABL Facility. Net cash provided by financing activities during the nine months ended September 30, 2020 was $11.8 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe. It is possible that the current outbreak and continued spread of COVID-19, and any resurgence related to the Delta variant, or other vaccine resistant strains will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic and related slowdowns or economic trends. If either were prolonged, demand for the Company’s products and the Company’s ability to obtain components and other materials or services on a timely basis could result in manufacturing delays, increased costs, and ultimately, in reduced or delayed sales or lost orders which could materially and adversely affect our business, financial condition, and results of operations. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for our supply chains to be restored and any meaningful economic recovery to take place. We also cannot predict whether the Delta variant or other vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect the Company’s results and financial condition. It is also not possible to predict with certainty the impact executive orders providing for mandatory COVID-19 vaccinations will have on our workforce. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are reassessing our business plan and forecasts over the next two years. Based on our known cash needs as of October 31, 2021, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support our working capital requirements through the fourth quarter of 2022. However, there can be no assurance our plans will be achieved, or that we will be able to continue to borrow under its ABL Facility, mitigate the impacts of the COVID-19 pandemic, secure additional financing, and/or pursue strategic alternatives on terms acceptable to us, or at all.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of September 30, 2021, we had $2.0 million in borrowings, had unused borrowing availability of $1.9 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Despite the impact of the COVID-19 pandemic, due to our classification as an essential business in the State of New York, our finance and administrative workforce worked onsite during the quarter ended September 30, 2021. Although the workforce occasionally works form home on isolated days, these changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 1.   Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2021, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks related to Manufacturing and our Supply Chain

Semiconductor industry supply chain shortages and increased demand may reduce the availability of raw materials we need for production and have led to longer lead times and increased material costs. If we are unable to purchase sufficient quantities of raw materials at acceptable prices, we may be unable to meet demand for our products in a timely manner or within budget.

Should our semiconductor industry suppliers be unable to provide us with the raw materials in the amounts we require for production, due to either capacity constraints, ongoing supply chain disruptions, or natural disasters, our ability to manufacture microdisplays would be adversely affected. Our inability to obtain components and other materials or services on a timely basis could result in manufacturing delays, increased costs, and ultimately, in reduced or delayed sales or lost orders which could materially and adversely affect our business, financial condition, and results of operations.

A September 2021 U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.

On September 9, 2021, U.S. President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by January 4, 2022. The executive order includes on-site, and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons. The executive order will require all our U.S.-based employees, contractors, and subcontractors to be vaccinated against COVID-19, unless a religious or medical exemption applies.

It is currently not possible to predict with certainty the impact the executive order will have on our workforce. As a U.S. business that supports several key military programs and U.S Government contractors, we are requiring all of our U.S. based employees, contractors, and subcontractors that service or support our U.S. Government contracts to be fully vaccinated by January 4, 2022. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to our Common Stock

The majority holder of our Series B convertible stock, has prevented, and may in the future prevent, us from entering into significant corporate transactions that our management and Board have otherwise approved, including certain capital raising transactions.

The exercise of rights by the majority holder of the Series B convertible preferred stock has impaired, and may in the future impair, our ability to enter into significant corporate transactions, including certain capital raising transactions. For example, the securities purchase agreement pursuant to which we sold the Series B convertible preferred stock provides that so long as there are holders of at least 577 outstanding shares of series B convertible preferred stock and until such date that (i) all shares of our Series B convertible stock become eligible for resale under Rule 144 without volume restrictions or (ii) a registration statement registering the sale of such shares becomes effective, unless we obtain the prior written consent of the majority holders, we may not issue or sell any securities in a capital raising transaction, unless such securities are not and will not be registered under the Securities Act until on or after the effective date of a registration statement registering the sale of the Series B convertible stock. The majority holder of our series B convertible preferred stock, has previously withheld consent to certain capital raises that were proposed by our management and approved by our Board, most recently in September 2021. As a result, we were unable to proceed with the proposed offerings and raise capital at the times, at the prices and in the amounts, that our management and our Board deemed most beneficial to the Company. There can be no assurances that the majority holder of our Series B convertible preferred stock, will not withhold its consent for any future capital raise we propose.

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

Date: November 12, 2021

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer