Form 10-Q
period 2022-03-31
EMAGIN CORP
filed 2022-05-12
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022 there were 73,421,142 common shares at $0.001 par value per share of the registrant outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,857	$5,724
Restricted cash	875	806
Accounts receivable, net	4,340	4,488
Account receivable-due from government awards	1,660	292
Unbilled accounts receivable	1,391	1,102
Inventories	8,167	7,632
Prepaid expenses and other current assets	943	691
Total current assets	21,233	20,735
Property, plant and equipment, net	36,905	30,483
Operating lease right - of - use assets	99	113
Intangibles and other assets	35	37
Total assets	$58,272	$51,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,964	$1,348
Accrued compensation	1,913	1,664
Revolving credit facility, net	1,506	1,974
Common stock warrant liability	228	1,374
Other accrued expenses	490	722
Deferred revenue	12	54
Operating lease liability - current	61	60
Finance lease liability - current	1,129	1,133
Other current liabilities	510	608
Total current liabilities	9,813	8,937
Other liability - long term	28	28
Deferred income - government awards - long term	18,014	12,458
Operating lease liability - long term	38	54
Finance lease liability - long term	11,647	11,647
Total liabilities	39,540	33,124

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 73,336,576 shares, outstanding 73,174,510 shares as of March 31, 2022 and issued 72,931,490 shares, outstanding 72,769,424 shares as of December 31, 2021.	72	72
Additional paid-in capital	276,561	275,936
Accumulated deficit	(257,401)	(257,264)
Treasury stock, 162,066 shares as of March 31, 2022 and December 31, 2021.	(500)	(500)
Total shareholders’ equity	18,732	18,244
Total liabilities and shareholders’ equity	$58,272	$51,368

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product	$7,027	$6,105
Contract	331	668
Total revenues, net	7,358	6,773

Cost of revenues:
Product	4,787	4,707
Contract	82	358
Total cost of revenues	4,869	5,065

Gross profit	2,489	1,708

Operating expenses:
Research and development	1,484	1,842
Selling, general and administrative	2,170	1,824
Total operating expenses	3,654	3,666

Loss from operations	(1,165)	(1,958)

Other (expense) income:
Change in fair value of common stock warrant liability	1,146	(7,208)
Interest expense, net	(214)	(210)
Gain on forgiveness of debt	—	1,963
Other income, net	96	35
Total other income (expense)	1,028	(5,420)
Loss before provision for income taxes	(137)	(7,378)
Income taxes	—	—

Net loss	$(137)	$(7,378)

Loss per share, basic and diluted	$—	$(0.10)

Weighted average number of shares outstanding:
Basic and Diluted	72,835,629	70,272,302

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2021	5,659	$—	72,931,490	$72	$275,936	$(257,264)	$(500)	$18,244
Stock based compensation	—	—	—	—	165	—	—	165
Public offering of common shares, net of offering costs	—	—	405,086	—	460	—	—	460
Net loss	—	—	—	—	—	(137)	—	(137)
Balance, March 31, 2022	5,659	$—	73,336,576	$72	$276,561	$(257,401)	$(500)	$18,732

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercising of options	—	—	227,792	—	364	—	—	364
Stock based compensation	—	—	—	—	13			13
Exercise of common stock warrants	—	—	3,019,247	3	5,059	—	—	5,062
Net loss	—	—	—	—	—	(7,378)	—	(7,378)
Balance, March 31, 2021	5,659	$—	72,137,858	$72	$274,165	$(259,436)	$(500)	$14,301

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(137)	$(7,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	722	733
Change in fair value of common stock warrant liability	(1,146)	7,208
Gain on forgiveness of debt	—	(1,963)
Stock-based compensation	165	13
Amortization of operating lease right-of-use assets	14	15
Changes in operating assets and liabilities:
Accounts receivable	(1,220)	893
Unbilled accounts receivable	(289)	(121)
Inventories	(535)	(34)
Prepaid expenses and other current assets	(252)	(152)
Deferred revenues	(42)	(301)
Operating lease liabilities	(15)	(15)
Accounts payable, accrued expenses, and other current liabilities	2,607	(52)
Net cash used in operating activities	(128)	(1,154)
Cash flows from investing activities:
Purchase of equipment	(474)	(127)
Purchase of equipment, government grant	(6,599)	(1,582)
Net cash used in investing activities	(7,073)	(1,709)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(468)	(1,676)
Proceeds from public offering, net	460	—
Change in finance lease liabilities	(74)	(57)
Proceeds from government grant	5,485	1,120
Proceeds from warrant exercise	—	5,062
Proceeds from exercise of stock options	—	364
Net cash provided by financing activities	5,403	4,813
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,798)	1,950
Cash, cash equivalents, and restricted cash, beginning of period	6,530	10,426
Cash, cash equivalents, and restricted cash, end of period	$4,732	$12,376
Cash, cash equivalents, end of period	3,857	10,705
Restricted cash, end of period	875	1,671

Supplementary Cash Flow Information
Cash paid for interest	$214	$210
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$69	$8

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base and concludes that it operates in a single business segment. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the periods ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2021 are derived from audited financial statements included in the Company’s 2021 Form 10-K.

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

The total intangible amortization expense was approximately $2 thousand for both the three months ended March 31, 2022 and 2021.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$519	$615
Warranty accruals and adjustments	(100)	(142)
Warranty claims	(3)	(8)
Ending balance	$416	$465

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(137)	$(7,378)
Income allocated to participating securities	—	—
Income (loss) allocated to common shares	$(137)	$(7,378)

Change in fair value of warrant liability(1)	$—	$—
Income (loss) allocated to common shares - Diluted	$(137)	$(7,378)

Weighted average common shares outstanding - Basic	72,835,629	70,272,302
Dilutive effect of liability classified warrants	—	—
Weighted average common shares outstanding - Diluted(1)	72,835,629	70,272,302

Net income (loss) per share:
Basic	$-	$(0.10)
Diluted	$-	$(0.10)

(1)For the three months ended March 31, 2022 and 2021, income (loss) allocated to common shares, and the weighted average shares used for calculating basic and diluted earnings per share exclude the assumed impact of exercise liability classified warrants, because it would be anti-dilutive to the earnings per share calculation.

In calculating net income (loss) per share amounts, all shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per common share in both periods, because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three months ended March 31, 2022 and 2021 that were not included in diluted earnings per share, or EPS, as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Restricted Stock Units	454,956	—
Options	3,360,426	4,098,256
Warrants	3,100,000	9,701,474
Convertible preferred stock	18,726,009	18,726,009
Total potentially dilutive common stock equivalents	25,641,391	32,525,739

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2022	$1,374
Change in fair value of warrant liability, net	(1,146)
Balance as of March 31, 2022	$228

The fair value of the liability for common stock purchase warrants at issuance and at March 31, 2022 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. Inputs to the model at March 31, 2022 included remaining contractual terms of the warrants ranging from 0.17 to 0.83 years, at risk-free interest rates ranging from 0.45% to 1.78% with no expected dividends, and expected volatility of the price of the underlying common stock ranging from 36.68% to 45.86%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2022, one customer of 23.7% accounted for over 10% of net revenues. As of March 31, 2022, the Company had accounts receivable from that one customer that accounted for 29.9% of all accounts receivable. For the three months ended March 31, 2021, there were two customers of 13.7% and 12.0%, who accounted for over 10% of the Company’s net revenues.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2022, the Company incurred a net loss of $0.1 million and used cash in operating activities of $0.1 million. As of March 31, 2022, the Company had $3.9 million of cash, $1.5 million of outstanding indebtedness and borrowing availability of $1.4 million under its ABL Facility.

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

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe and contributed to supply chain shortages and disruptions. Although demand for the Company’s products has remained steady, the Company’s ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends worsen as a result of COVID-19 or other semiconductor supply chain issues or result in lost orders it could materially and adversely affect its business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

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

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of May 2022, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the first quarter of 2023.

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

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's Consolidated Financial Statements in its 2021 Form 10-K.

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

Additional disaggregated revenue information for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
North and South America	$4,326	$3,303
Europe, Middle East, and Africa	2,920	2,531
Asia Pacific	112	939
Total	$7,358	$6,773

	Three Months Ended
	March 31,
	2022	2021
Military	$5,360	$3,875
Commercial, including industrial and medical	977	980
Consumer	289	650
Multiple	732	1,268
Total	$7,358	$6,773

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $4.3 million and $4.5 million as of March 31, 2022 and December 31, 2021.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	March 31,	December 31,
	2022	2021

Unbilled Receivables (contract assets)	$1,391	$1,102

Deferred Revenue (contract liabilities)	$12	$54

For the three months ended March 31, 2022 the Company recognized $42 thousand of revenue related to its contract liabilities that existed at December 31, 2021. For the three months ended March 31, 2021 the Company recognized $286 thousand of revenue related to its contract liabilities that existed at December 31, 2020.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.3 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$4,479	$4,627
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$4,340	$4,488

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$3,402	$3,517
Work in process	2,506	2,149
Finished goods	2,627	2,363
Total inventories	8,535	8,029
Less inventory reserve	(368)	(397)
Total inventories, net	$8,167	$7,632

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	March 31,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$1,506	$1,974

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

The ABL Facility renewed on December 31, 2021 and will automatically renew on December 31, 2022 for a one year term unless written notice to terminate the agreement is provided by either party. The ABL Facility agreement contains certain lenders remedies that upon events of default, give the bank the ability to terminate the facility before the scheduled maturity date. Accordingly, the Company classifies borrowing under the ABL Facility as current liabilities on the accompanying Consolidated Balance Sheet.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of March 31, 2022 the Company had $1.5 million in borrowings outstanding under the ABL Facility, had unused borrowing availability of $1.4 million under the ABL Facility and was in compliance with all financial debt covenants under the ABL Facility.

Promissory Note under the Paycheck Protection Program

On June 8, 2020, the Company received a loan under the U.S. Small Business Administration’s, or SBA, Paycheck Protection Program, or PPP, from KeyBank National Association related to the COVID-19 pandemic in the amount of $1.9 million at an interest rate of 1% per annum. The Company used the proceeds to pay qualified payroll costs, in accordance with loan requirements and applied for forgiveness of the entire loan in the fourth quarter of 2020. During the first quarter of 2021 the entire loan amount was forgiven and recorded in the Condensed Consolidated Statements of Operations as gain on forgiveness of debt.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenues	$28	$—
Research and development	36	4
Selling, general and administrative	101	9
Total stock compensation expense	$165	$13

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended
	March 31,
	2022	2021
Stock options	$70	$13
Restricted Share Units	95	—
Total stock compensation expense	$165	$13

At March 31, 2022, total unrecognized compensation costs related to stock options and RSUs was approximately $48 thousand and $1.0 million, respectively, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.2 years and approximately 2.3 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended
	March 31,
	2022			2021
Dividend yield			0%			0%
Risk free interest rates	0.89	-	0.95%	1.77	-	2.48%
Expected volatility	75.9	to	79.0%	41.7	to	49.2%
Expected term (in years)	5.0	to	5.5	3.5	to	4.0

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

A summary of the Company’s stock option activity for the three months ended March 31, 2022 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,712,867	$1.81
Options granted	—	—
Options exercised	—	—
Options forfeited	(5,000)	0.40
Options cancelled or expired	(347,441)	3.64
Outstanding at March 31, 2022	3,360,426	$1.62	3.40	$689,569
Vested or expected to vest at March, 31 2022 (1)	3,360,005	$1.62	3.40	$689,569
Exercisable at March 31, 2022	3,254,426	$1.56	3.21	$689,569

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The Company issues new shares of common stock upon exercise of stock options. There were no options were exercised in the three months ended March 31, 2022.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company for the three months ended March 31, 2022:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSUs outstanding, beginning of period	405,453	103,047	$3.52	$3.60
Granted	73,481	—	1.17	—
Vested and settled	—	—	—	—
Forfeited	(23,978)	—	3.60	—
RSUs outstanding, end of period	454,956	103,047	$3.13	$3.60

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three months ended March 31, 2022 and 2021. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three months ended March 31, 2022 and 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of March 31, 2022.

The Company’s 2017 and prior net operating loss carry-forward amounts expire through 2037 and are subject to certain limitations that may occur due to a change in the ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Pursuant to provisions of the Tax Cuts and Jobs Act, the net operating losses originating in years subsequent to 2017 can be carried forward indefinitely.

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

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $18.2 million at March 31, 2022.

In addition, through March 31, 2022, the Company has committed to equipment to be purchased under government awards of $1.4 million.

Litigation

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows.

As disclosed in the financial statements in Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company made a decision to exit the consumer night vision business and accrued approximately $1.0 million related to invoices received for inventory purchased by Suga Electronics Limited, or Suga, a contract manufacturer in anticipation of future production. As a result of settlement of the arbitration with Suga related to those costs in the second quarter of 2021, the Company removed the $1.0 million accrual from its balance sheet, wrote off $0.3 million in prepayments and recorded a gain of $0.1 million in Other Income/Expense during the second quarter of 2021.

Note 9 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

The following table sets forth the Company’s outstanding common stock warrants as of March 31, 2022:

	Issued	Outstanding	Exercise Price	Expiration
2017 Warrant Issuance (1)	100,000	100,000	2.25	Sep 2022
2017 Warrant Issuance (2)	1,650,000	1,650,000	2.45	Nov 2022
2018 Warrant Issuance (2)	4,004,329	2,909,374	1.55	Jul 2023
2019 Warrant Issuance (3)	6,000,000	3,000,000	0.78	Oct 2024
		7,659,374

(1)Issued in conjunction with an unsecured line of credit.

(2)Warrants are subject to liability accounting.

(3)Private Placement unregistered warrants exercisable six months following issuance.

Equity classified warrants

The 2019 warrants share similar terms, and the exercise price of the Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock splits, stock dividends, recapitalizations, reorganizations or similar transactions. The Warrants will be exercisable on a “cashless” basis in certain circumstances, including in the event a registration statement is not in effect at time of exercise. The warrant agreements contain a clause specifying that in the event there is no effective registration in effect for the underlying warrant shares to be issued at time of exercise, in no circumstance will the Company be required to net cash settle the warrants.

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

Based on the Black Sholes method the fair value of the Company’s warrants are as follows (in thousands):

	March 31,	December 31,
	2022	2021
2018 January and February Issuance
Fair Value	$228	$1,355

2017 May Issuance
Fair Value	—	19
	$228	$1,374

	Three Months Ended
	March 31,
	2022	2021
Change in Fair Value of common stock warrant liability (1)	$1,146	$(7,208)

(1)The combined changes in fair value are reflected as income (loss) from change in the fair market value of common stock warrant liability.

During the quarter ended March 31, 2022, there were no warrant exercises. During the three months ended March 31, 2021, 1,002,963 warrants were exercised on a cashless basis in exchange for 667,911 shares of the Company’s common stock. In addition, during the quarter ended March 31, 2021, the Company received $5.1 million in payment of the exercise price for warrants to purchase 2,351,336 shares of common stock.

Note 10 – Leases

The Company leases office and manufacturing facilities in Hopewell Junction, New York under a non-cancelable lease agreement, which, as amended, expire in 2031, and includes two, five year options to extend. The lease agreement did not contain any residual value guarantees, or material restrictive covenants. Upon signing a 12th amendment in November 2020, the Company reassessed the lease from operating to a finance lease.

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two year extension of this lease that expired in October 2021. The lease agreement did not contain any residual value guarantees, material restrictive covenants or a renewal option. This lease was classified as an operating lease. In October 2021, the Company signed an additional two year extension of the lease for the Santa Clara design group facility, and is evaluating the accounting treatment and has classified this as an operating lease. On May 2, 2019, the Company entered into a three year finance lease commitment for phone equipment.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Finance Lease Cost:
Amortization of right-of-use assets	$163	$157
Interest on lease liabilities	198	199
Operating lease cost	-	15
Total Lease Cost	$361	$371

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$16
Financing cash flows from finance leases	$267	$255
Right-of-use assets obtained in exchange for new finance lease liabilities	$69	$8
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

	March 31, 2022	December 31, 2021
Finance lease right-of-use assets	$13,037	$12,318
Operating lease right-of-use assets	$99	$113
Finance lease liability, current	$1,129	$1,133
Finance lease liability, non-current	$11,647	$11,647
Operating lease liabilities, current	$61	$60
Operating lease liabilities, non-current	$38	$54
Weighted average remaining lease terms - finance leases	20.34 years	20.58 years
Weighted average remaining lease terms - operating leases	1.28 years	1.83 years
Weighted average discount rate - finance leases	6.42%	6.42%
Weighted average discount rate - operating leases	6.48%	7.75%

Future annual minimum lease payments and finance lease commitments as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$46	$819
2023	58	1,229
2024	-	1,229
2025	-	1,229
2026	-	1,229
Thereafter	-	22,410
Total undiscounted future minimum lease payments	104	28,145
Less imputed interest	5	(15,369)
Lease liability	$99	$12,776

Note 11 – Shareholders’ Equity

Equity Raises

On November 18, 2021, the Company entered into an ATM offering agreement with H.C. Wainwright & Co., LLC, or Wainwright, relating to sales of shares of its common stock under an ATM facility. On November 18, 2021, the Company also filed a prospectus supplement to allow the sale of shares of its common stock having an aggregate offering price of up to $10.0 million under the ATM facility.

During the three months ended March 31, 2022, the Company raised $0.5 million, net of offering expenses, through the sale of shares under the ATM facility. The Company used and intends to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

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

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of March 31, 2022, the Company has received $16.8 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of March 31, 2022, of $0.9 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $16.8 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the three months ended March 31, 2022, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $50 thousand.

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

During the first quarter of 2022 our revenue was $7.4 million marked by diversified sales and contract revenue and reflected the contributions of new engineering talent that joined eMagin in late 2021. In addition to higher yields, we saw a 27% increase in display production from the first quarter of last year. Our first quarter 2022 display revenues of $7.0 million was up 15% year over year while our quarterly display revenue gross margin improved to 32%. Our first-quarter results included continued display revenue growth in our ENVG-B program and growth in shipments to customers in North American Treaty Organization, or NATO countries and international distributors. As of the end of the first quarter, our sales backlog remained strong at $13.6 million, reflecting demand for our displays for use in thermal weapon sights, military night vision goggles, and medical applications.

Operating expenses for the first quarter of 2022, including R&D expenses were $3.7 million, compared with $3.7 million in the prior-year period. Operating expenses as a percentage of sales were 50% in the first quarter of 2022, with 54% in the prior-year period.

We have implemented employee health and safety measures as required by the Centers for Disease Control and Prevention, or CDC, guidelines, and monitor, Federal, State, and local governmental regulations to respond to the latest health and safety guidelines. As a result of the COVID-19 pandemic, we experienced disruptions in supply, had several employees test positive for the COVID-19 virus and had to close our facilities for cleaning purposes. There is no assurance that our operations will not be disrupted in the future by additional impacts of the COVID-19 pandemic, its variants, or other resurgences of the virus, on either our internal operations or those of our suppliers or customers, including the possible impact of disruptions in the supply of silicon wafers or other raw materials that could harm our ability to meet demand for our products in a timely manner, or within budget.

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In 2020, we received two U.S. Department of Defense, or DoD, awards totaling $39.1 million. We believe we are the only commercial U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs. The Company has committed the funds and ordered all equipment to be purchased under these programs. As of the end of the first quarter of 2022, the Company has qualified and added four pieces of equipment to its production line and received three additional pieces of equipment that are currently in qualification stages. We expended $18.2 million of grant money towards progress payments to equipment vendors and has five more major pieces of equipment on order, including an advanced, production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of AR/VR customers. Overall, the Company remains on track and on budget with the requirements of these important government grants.

As of March 31, 2022, all equipment awarded by these grants had been ordered, including a production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology. We have taken delivery of four pieces of production equipment and received $18.1 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors.

We are continually making improvements in production processes and beginning to add the Government funded equipment to our production line however, most of our equipment is older. Malfunctions in single point of failure equipment have the potential to delay our production until repairs can be made. We experienced equipment issues leading to late order shipments during 2020 and 2021, and had delays in getting vendor support personnel due to COVID-19 travel restrictions, resulting in occasional production disruptions. Additional equipment to be purchased and added to our line during fiscal 2022 and 2023 under our government awards programs are expected to reduce our single point of failure risk and continue to improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy and to obtain the AS9100 quality certification by the fourth quarter of 2022. Our backlog on March 31, 2022, was $13.6 million compared to backlog of $10.7 million at March 31, 2021. Backlog is comprised of orders believed to be firm with scheduled delivery dates over the next twelve months and does not include contract revenues.

We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage. Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool during 2021 including our 4kX4k and WUXGA displays. In July 2021, using our dPd technology we created full color WUXGA displays with a brightness of over 10,000 cd/m2 and displayed these to industry analysts. We continue our development work for a tier one consumer customer and are targeting similar levels of brightness on proof-of-concept displays using our full color dPd process.

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

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, or 2021 Form 10-K for a discussion of our critical accounting policies. There were no material changes to such policies in the three months ended March 31, 2022.

Results of Operations

Comparative results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

Revenues

	Three Months Ended
	March 31,
	2022	2021	Change
Product	$7,027	$6,105	$922
Contract	331	668	(337)
Total revenue, net	$7,358	$6,773	$585

Total revenue for the three months ended March 31, 2022 were $7.4 million, as compared to revenues of $6.8 million, for the three months ended March 31, 2021.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three months ended March 31, 2022 product revenue increased by $0.9 million primarily due to increased shipments to customers in NATO countries, and shipments of displays used for the ENVG-B program.

Contract revenue primarily reflected development associated with a proof of concept display for a tier one consumer company. For the three months ended March 31, 2022 contract revenue decreased by $0.3 million, as compared to the prior period, reflecting the timing of phases and milestones of this contract. We are continuing to work on our proof of concept for this customer and expect ongoing contract revenue under this program.

Cost of Revenues

	Three Months Ended
	March 31,
	2022	2021	Change
Product	$4,787	$4,707	$80
Contract	82	358	(276)
Total cost of revenues	$4,869	$5,065	$(196)

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues for the three months ended March 31, 2022 decreased by $0.2 million from the comparable prior year period.

Product cost of revenues for the quarter ended March 31, 2022, was comparable to the prior year period, despite the increase in revenue. This was due to the favorable impact of an over 25% increase in displays produced and improvements in yields as compared to the quarter ended March 31, 2021.

Contract cost of revenues for the three months ended March 31, 2022 decreased $0.3 million compared to the prior year period, reflecting decreased contract revenue.

The following table outlines product and contract gross profit and related gross margins for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Product revenues gross profit	$2,240	$1,398
Product revenues gross margin	32%	23%
Contract revenues gross profit	$249	$310
Contract revenues gross margin	75%	46%
Total gross profit	$2,489	$1,708
Total gross margin	34%	25%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended March 31, 2022 of $2.5 million increased $0.8 million, from the comparable prior year period reflecting increased product revenues and the impact of higher average selling prices in the current year’s periods due to price increases and a favorable sales mix. Total gross margin was 34% for the three months ended March 31, 2022 compared to 25% for the comparable 2021 period.

The product gross profit of $2.2 million for the three months ended March 31, 2022, increased from the $1.4 million in the comparable prior year due to increased shipments of displays in the three months ended March 31, 2022 combined with the favorable impact of price increases, a 27% increase in manufacturing volumes and increases period costs capitalized into inventory due to increased production volumes.

Contract gross margin is dependent upon the mix of internal versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three months ended March 31, 2022, contract revenue gross profit was $0.2 million compared to $0.3 million, for the prior year period. The changes in contract gross profit for the three months ended March 31, 2022 versus the comparable prior year periods primarily reflects the changes in contract revenues.

Operating Expenses

	Three Months Ended
	March 31,
	2022	2021	Change
Research and development expense	$1,484	$1,842	$(358)
Percentage of net revenue	20%	27%
Selling, general and administrative expense	$2,170	$1,824	$346
Percentage of net revenue	29%	27%
Total operating expenses	$3,654	$3,666	$(12)
Percentage of net revenue	50%	54%

Research and Development Expense

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expense was $1.5 million for the three months ended March 31, 2022, compared to $1.8 million in the prior year period. R&D costs for the first three months of 2022 primarily reflect lower allocations of production costs to R&D due to the completion of prior quarter development work on the XLE process.

Selling, General and Administrative Expense

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. The increase in SG&A expenses for the three months ended March 31, 2022, of $0.3 million primarily reflects changes in non-cash stock compensation of $0.1 million, and increases in legal and recruiting fees.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Other income related to the change in fair value of warrant liability was $1.1 million for the three months ended March 31, 2022, compared to other expense of $5.4 million for the three months ended March 31, 2021. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. Other income for the three months ended March 31, 2022, also includes a $0.1 million in reimbursement of labor overhead charges under government grant programs.

Gain on forgiveness of debt

Gain on forgiveness of debt of $1.9 million reflects indebtedness payable to the Small Business Administration that was forgiven on March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Liquidity and Capital Resources

As of March 31, 2022, we had $3.9 million in cash and cash equivalents, working capital of $11.4 million and borrowings outstanding and borrowing availability under the ABL Facility of $1.5 million and $1.4 million, respectively. The Company had $5.7 million in cash, working capital of $11.8 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $2.3 million, respectively, at December 31, 2021.

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

As of March 31, 2022, we have ordered all equipment awarded by these grants, including a production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology. The Company has taken delivery of seven pieces of production equipment and received $18.2 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors.

For the three months ended March 31, 2022 cash used in operating activities, were $0.1 million, which was attributable to a net loss of $0.1 million and changes in operating assets and liabilities of $0.3 million and non-cash income and expenses of $0.2 million. Cash used in operating activities for the three months ended March 31, 2021 was $1.2 million.

For the three months ended March 31, 2022 cash used in investing activities was $7.1 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $6.6 million.

As of March 31, 2022, we had outstanding commitments to purchase approximately $18.2 thousand in capital expenditures, and expect to make additional capital expenditures during 2022 to improve our manufacturing and R&D capabilities. These commitments exclude $1.4 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during the three months ended March 31, 2021 was $1.7 million for equipment purchases.

For the three months ended March 31, 2022, cash provided by financing activities was $5.4 million, and proceeds from government grants of $5.5 million offset by net repayments of $0.5 million under our ABL Facility. Net cash provided by financing activities during the three months ended March 31, 2021 was $4.8 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2022, a net loss of $0.1 million was incurred and cash used in operating activities of $0.1 million. As of March 31, 2022, we had $3.9 million of cash, $1.5 million of outstanding indebtedness and borrowing availability of $1.4 million under our ABL Facility.

Our ABL Facility expires on December 31, 2022, and renews automatically for another year unless terminated pursuant to its terms. The ABL Facility agreement contains certain lenders remedies that give the bank the ability to impose discretionary reserves against our borrowing availability or terminate the facility upon events of default. Although our relationship with the lender is positive, there is no assurance the lender will renew or extend this facility or continue to make funds available during 2022 and beyond at present availability levels, or at all.

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under our ABL Facility, or continue to raise funds under our ATM facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe and contributed to supply chain shortages and disruptions. Although demand for our products has remained steady, our ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends worsen as a result of COVID-19 or other semiconductor supply chain issues or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that we will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

We have taken actions to increase revenues and to reduce expenses and are considering financing alternatives. Our plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sell shares under our At the Market or ATM equity facility entered into in November 2021, and 7) consider additional financing and/or strategic alternatives.

We are reassessing our business plans and forecasts over the next two years. Based on our known cash needs as of May 2022, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support working capital requirements through the first quarter of 2023.

However, there can be no assurance our plans will be achieved and we will be able to meet our financial obligations as they become due without obtaining additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date these financial statements were issued.

Equity Raises

On November 18, 2021, we entered into an ATM offering agreement with H.C. Wainwright & Co., LLC, or Wainwright, relating to sales of shares of our common stock under an ATM facility. On November 18, 2021, we also filed a prospectus supplement to allow the sale of shares of our common stock having an aggregate offering price of up to $10.0 million under the ATM facility.

During 2021, we raised $0.2 million, net of offering expenses, through the sale of shares under the ATM facility. For the three months ended March 31, 2022, an additional amount of $0.5 million was raised. We used and intend to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

ABL Facility

On December 21, 2016, we entered into an asset based revolving credit facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2,000. We are obligated to pay the lender a monthly administrative fee of $1,000 and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL Facility automatically renewed on December 31, 2021 for a one-year term.

Our ABL Facility expires on December 31, 2022 and renews automatically for another year unless terminated pursuant to its terms. Our ABL Facility agreement contains certain lenders remedies that give the bank the ability to impose discretionary reserves against our borrowing availability or terminate the facility upon events of default.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of March 31, 2022, we had $1.5 million in borrowings, had unused borrowing availability of $1.4 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. In the ordinary course of business, we may be subject from time to time to various proceedings, lawsuits, disputes, or claims. We investigate these claims as they arise. Although claims are inherently unpredictable, we are currently not aware of any matters that, if determined adversely to us, would individually or taken together, reasonably be expected to have a material adverse effect on our business, financial position, results of operations, or cash flows.

ITEM 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K. In addition, refer to our discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, which address effects of the COVID-19 pandemic and possible impacts on our ability to continue as a going concern. The COVID-19 pandemic can also exacerbate other risks discussed in the “Risk Factors” sections of our 2021 Form 10-K and this Report, which could in turn have a material adverse effect on us. The “Risk Factors” section in our 2021 Form 10-K otherwise remains current in all material respects. The risks discussed in the “Risk Factors” section in our 2021 Form do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Date: May 12, 2022

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer