Form 10-Q
period 2022-06-30
EMAGIN CORP
filed 2022-08-11
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022 there were 76,680,029 common shares at $0.001 par value per share of the registrant outstanding.

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

Important factors, among others, that may affect the future results expressed or implied by forward-looking statements in this Report include:

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

•our ability to achieve our yield improvement initiatives and successfully manage any variations in our production yields;

•our ability to meet our obligations as they become due over the next twelve months;

•our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms and the interest rate and expense we incur on any debt financing;

•the potential impact of semiconductor industry supply chain shortages and increased demand on the availability of the raw materials we need for production;

•the potential impact of prolonged inflation and supply chain disruptions on our revenues, cost of goods and margins;

•our ability to maintain our operations as a result of potential employee, customer and supplier disruptions caused by the COVID-19 pandemic or any resurgences and quarantine restrictions;

•any impacts related to the war in Ukraine;

•our anticipated cash needs and our estimates regarding our capital requirements;

•our ability to repay our indebtedness pursuant to the asset based lending, or ABL, facility, the impact of the covenants contained in our ABL facility on our ability to operate our business, and our ability to extend or renew our ABL facility;

•our ability to maintain our relationships with customers and vendors;

•our ability to protect our intellectual property;

•our ability to successfully develop and market our products to customers;

•our ability to generate customer demand for our products in our target markets and successfully balance such demand with capacity;

•the development of our target markets and market opportunities, including the consumer market;

•technological developments in our target markets and the development of alternate, competing technologies in them;

•the rate of acceptance of augmented reality/virtual reality, or AR/VR, systems and products in the consumer and commercial marketplace;

•our ability to maintain and protect our information technology systems and prevent security breaches and other disruptions that could compromise our information technology systems or expose us to liability;

•our potential exposure to product liability claims;

•whether amounts included in our backlog result in actual revenue or translate into profits for us;

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

•changes in federal budget priorities and the timing of government funding and its potential impact on customer buying decision

•increasing competition;

•our ability to satisfy the requirements and milestones imposed as conditions to the receipt of the government awards we have received and to otherwise comply with the terms of government awards we receive; and

•provisions in certain of our organizational documents, commercial agreements, government awards, and our military contracts that may prevent or delay an acquisition of, partnership with, or investment in us and our ability to develop original equipment manufacturer and mass production partnerships.

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

In this Report, references to “eMagin Corporation,” “eMagin,” “we,” “us,” and “our company” refer to eMagin Corporation and our wholly owned subsidiary, Virtual Vision, Inc.

eMagin® is a registered trademark of eMagin Corporation. dPdTM is an unregistered trademark of eMagin. All other trademarks used in this Report are the property of their respective owners.

ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,290	$5,724
Restricted cash	511	806
Accounts receivable, net	5,020	4,488
Account receivable-due from government awards	367	292
Unbilled accounts receivable	1,318	1,102
Inventories	7,661	7,632
Prepaid expenses and other current assets	672	691
Total current assets	19,839	20,735
Property, plant and equipment, net	37,499	30,483
Operating lease right - of - use assets	84	113
Intangibles and other assets	33	37
Total assets	$57,455	$51,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,160	$1,348
Accrued compensation	2,181	1,664
Revolving credit facility, net	2,087	1,974
Common stock warrant liability	2	1,374
Other accrued expenses	391	722
Deferred revenue	114	54
Operating lease liability - current	63	60
Finance lease liability - current	1,127	1,133
Other current liabilities	366	608
Total current liabilities	7,491	8,937
Other liability - long term	28	28
Deferred income - government awards - long term	19,161	12,458
Operating lease liability - long term	22	54
Finance lease liability - long term	11,647	11,647
Total liabilities	38,349	33,124

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 75,621,126 shares, outstanding 75,459,060 shares as of June 30, 2022 and issued 72,931,490 shares, outstanding 72,769,424 shares as of December 31, 2021.	75	72
Additional paid-in capital	278,372	275,936
Accumulated deficit	(258,841)	(257,264)
Treasury stock, 162,066 shares as of June 30, 2022 and December 31, 2021.	(500)	(500)
Total shareholders’ equity	19,106	18,244
Total liabilities and shareholders’ equity	$57,455	$51,368

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product	$7,026	$5,742	$14,053	$11,847
Contract	133	537	464	1,205
Total revenues, net	7,159	6,279	14,517	13,052

Cost of revenues:
Product	5,522	5,466	10,309	10,173
Contract	68	242	150	600
Total cost of revenues	5,590	5,708	10,459	10,773

Gross profit	1,569	571	4,058	2,279

Operating expenses:
Research and development	1,457	1,788	2,941	3,630
Selling, general and administrative	1,904	1,690	4,074	3,514
Total operating expenses	3,361	3,478	7,015	7,144

Loss from operations	(1,792)	(2,907)	(2,957)	(4,865)

Other (expense) income:
Change in fair value of common stock warrant liability	226	2,642	1,372	(4,566)
Interest expense, net	(225)	(205)	(439)	(415)
Gain on forgiveness of debt	—	—	—	1,963
Other income, net	351	192	447	227
Total other income (expense)	352	2,629	1,380	(2,791)
Loss before provision for income taxes	(1,440)	(278)	(1,577)	(7,656)
Income taxes	—	—	—	—

Net loss	$(1,440)	$(278)	$(1,577)	$(7,656)

Loss per share, basic and diluted	$(0.02)	$0.00	$(0.02)	$(0.11)

Weighted average number of shares outstanding:
Basic and Diluted	73,895,212	72,193,205	73,368,347	71,238,060

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2021	5,659	$—	72,931,490	$72	$275,936	$(257,264)	$(500)	$18,244
Stock based compensation	—	—	—	—	165	—	—	165
Public offering of common shares, net of offering costs	—	—	405,086	—	460	—	—	460
Net loss	—	—	—	—	—	(137)	—	(137)
Balance, March 31, 2022	5,659	$—	73,336,576	$72	$276,561	$(257,401)	$(500)	$18,732
Vesting of RSUs			110,608	—	—	—	—	—
Stock based compensation	—	—	—	—	214	—	—	214
Public offering of common shares, net of offering costs	—	—	2,173,942	3	1,597	—	—	1,600
Net loss	—	—	—	—	—	(1,440)	—	(1,440)
Balance, June 30, 2022	5,659	$—	75,621,126	$75	$278,372	$(258,841)	$(500)	$19,106

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercising of options	—	—	227,792	—	364	—	—	364
Stock based compensation	—	—	—	—	13			13
Exercise of common stock warrants	—	—	3,019,247	3	5,059	—	—	5,062
Net loss	—	—	—	—	—	(7,378)	—	(7,378)
Balance, March 31, 2021	5,659	$—	72,137,858	$72	$274,165	$(259,436)	$(500)	$14,301
Exercising of options	—	—	203,459	—	381	—	—	381
Stock based compensation	—	—	—	—	37	—	—	37
Exercise of common stock warrants	—	—	324,413	—	590	—	—	590
Net loss	—	—	—	—	—	(278)	—	(278)
Balance, June 30, 2021	5,659	$—	72,665,730	$72	$275,173	$(259,714)	$(500)	$15,031

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,577)	$(7,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,671	1,427
Change in fair value of common stock warrant liability	(1,372)	4,566
Gain on forgiveness of debt	—	(1,963)
Stock-based compensation	379	50
Amortization of operating lease right-of-use assets	29	30
Changes in operating assets and liabilities:
Accounts receivable	(607)	3,133
Unbilled accounts receivable	(216)	(530)
Inventories	(29)	246
Prepaid expenses and other current assets	19	148
Deferred revenues	60	(339)
Operating lease liabilities	(29)	(30)
Accounts payable, accrued expenses, and other current liabilities	(173)	(1,134)
Net cash used in operating activities	(1,845)	(2,052)
Cash flows from investing activities:
Purchase of equipment	(1,128)	(501)
Purchase of equipment, government grant	(7,418)	(5,198)
Net cash used in investing activities	(8,546)	(5,699)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	113	(1,470)
Proceeds from public offering, net	2,060	—
Change in finance lease liabilities	(144)	(158)
Proceeds from government grant	6,633	4,615
Proceeds from warrant exercise	—	5,652
Proceeds from exercise of stock options	—	745
Net cash provided by financing activities	8,662	9,384
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,729)	1,633
Cash, cash equivalents, and restricted cash, beginning of period	6,530	10,426
Cash, cash equivalents, and restricted cash, end of period	$4,801	$12,059
Cash, cash equivalents, end of period	4,290	10,568
Restricted cash, end of period	511	1,491

Supplementary Cash Flow Information
Cash paid for interest	$439	$210
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$137	$108

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base and concludes that it operates in a single business segment. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2021 are derived from audited financial statements included in the Company’s 2021 Form 10-K.

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

The total intangible amortization expense was approximately $2 thousand and $4 thousand for the three and six months ended June 30, 2022 and 2021, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$416	$465	$519	$615
Warranty accruals and adjustments	(127)	242	(227)	100
Warranty claims	(7)	(2)	(10)	(10)
Ending balance	$282	$705	$282	$705

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Loss	$(1,440)	$(278)	$(1,577)	$(7,656)
Income allocated to participating securities	—	—	—	—
Loss allocated to common shares	$(1,440)	$(278)	$(1,577)	$(7,656)

Change in fair value of warrant liability(1)	$—	$—	$—	$—
Loss allocated to common shares - Diluted	$(1,440)	$(278)	$(1,577)	$(7,656)

Weighted average common shares outstanding - Basic	73,895,212	72,193,205	73,368,347	71,238,060
Dilutive effect of liability classified warrants	—	—	—	—
Weighted average common shares outstanding - Diluted(1)	73,895,212	72,193,205	73,368,347	71,238,060

Net loss per share:
Basic	$(0.02)	$-	$(0.02)	$(0.11)
Diluted	$(0.02)	$-	$(0.02)	$(0.11)

(1)For the three months ended June 30, 2022 and 2021, income (loss) allocated to common shares, and the weighted average shares used for calculating basic and diluted earnings per share exclude the assumed impact of exercise liability classified warrants, because it would be anti-dilutive to the earnings per share calculation.

In calculating net income (loss) per share amounts, all shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per common share in both periods, because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three and six months ended June 30, 2022 and 2021 that were not included in diluted earnings per share, or EPS, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Restricted Stock Units	408,226	435,501	408,226	435,501
Options	3,625,426	3,841,671	3,625,426	3,841,671
Warrants	6,009,374	9,339,816	6,009,374	9,339,816
Convertible preferred stock	18,726,009	18,726,009	18,726,009	18,726,009
Total potentially dilutive common stock equivalents	28,769,035	32,342,997	28,769,035	32,342,997

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2022	$1,374
Change in fair value of warrant liability, net	(1,372)
Balance as of June 30, 2022	$2

The fair value of the liability for common stock purchase warrants at issuance and at June 30, 2022 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. Inputs to the model at June 30, 2022 included remaining contractual terms of the warrants of 0.58 years, at risk-free interest rates of 2.51% with no expected dividends, and expected volatility of the price of the underlying common stock of 45.02%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended June 30, 2022, one customer of 11.0% accounted for over 10% of net revenues. For the six months ended June 30, 2022, a different customer of 12.5% accounted for over 10% of net revenues. As of June 30, 2022, the Company had accounts receivable from those two customers that accounted for 8.4% and 1.1% of total accounts receivable, respectively. For the three and six months ended June 30, 2021, one customer of 19.4% and 15.6%, respectively accounted for over 10% of the Company’s net revenues.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six months ended June 30, 2022, the Company incurred a net loss of $1.6 million and used cash in operating activities of $1.8 million. As of June 30, 2022, the Company had $4.3 million of cash, $2.1 million of outstanding indebtedness and borrowing availability of $0.7 million under its ABL Facility.

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

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. In addition, the COVID-19 pandemic, and disruptions caused by the war in the Ukraine have significantly increased economic and demand uncertainty across the globe and contributed to supply chain shortages and disruptions. Although demand for the Company’s products has remained steady, the Company’s ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends worsen as a result of COVID-19, the Ukraine war, or other semiconductor supply chain issues or result in lost orders it could materially and adversely affect its business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

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

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of July 2022, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the third quarter of 2023.

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

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Additional disaggregated revenue information for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
North and South America	$3,790	$3,647	$8,116	$6,950
Europe, Middle East, and Africa	3,099	2,090	6,019	4,621
Asia Pacific	270	542	382	1,481
Total	$7,159	$6,279	$14,517	$13,052

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Military	$4,799	$3,884	$10,159	$7,759
Commercial, including industrial and medical	1,184	820	2,161	1,800
Consumer	23	500	312	1,150
Multiple	1,153	1,075	1,885	2,343
Total	$7,159	$6,279	$14,517	$13,052

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $5.0 million and $4.5 million as of June 30, 2022 and December 31, 2021.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	June 30,	December 31,
	2022	2021

Unbilled Receivables (contract assets)	$1,318	$1,102

Deferred Revenue (contract liabilities)	$114	$54

For the three and six months ended June 30, 2022 the Company recognized no revenue and $42 thousand of revenue related to its contract liabilities that existed at December 31, 2021, respectively. For the three and six months ended June 30, 2021 the Company recognized $37 thousand and $339 thousand respectively, of revenue related to its contract liabilities that existed at December 31, 2020.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.7 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$5,159	$4,627
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$5,020	$4,488

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$2,749	$3,517
Work in process	3,077	2,149
Finished goods	2,225	2,363
Total inventories	8,051	8,029
Less inventory reserve	(390)	(397)
Total inventories, net	$7,661	$7,632

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	June 30,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$2,087	$1,974

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of June 30, 2022 the Company had $2.1 million in borrowings outstanding under the ABL Facility, had unused borrowing availability of $0.7 million under the ABL Facility and was in compliance with all financial debt covenants under the ABL Facility.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenues	$30	$3	$58	$3
Research and development	56	9	92	12
Selling, general and administrative	128	25	229	35
Total stock compensation expense	$214	$37	$379	$50

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	$119	$13	$189	$25
Restricted Share Units	95	24	190	25
Total stock compensation expense	$214	$37	$379	$50

At June 30, 2022, total unrecognized compensation costs related to stock options and RSUs was approximately $62 thousand and $0.9 million, respectively, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.9 years and approximately 2.1 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Six Months Ended
	June 30,
	2022			2021
Dividend yield			0%			0%
Risk free interest rates	3.24	-	3.25%	1.77	-	2.48%
Expected volatility	79.3	to	83.0%	41.7	to	49.2%
Expected term (in years)	5.0	to	5.5	3.5	to	4.0

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

A summary of the Company’s stock option activity for the six months ended June 30, 2022 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,712,867	$1.81
Options granted	270,000	0.73
Options exercised	—	—
Options forfeited	(5,000)	0.40
Options cancelled or expired	(352,441)	3.59
Outstanding at June 30, 2022	3,625,426	$1.56	3.66	$144,835
Vested or expected to vest at June 30, 2022 (1)	3,622,861	$1.56	3.65	$144,835
Exercisable at June 30, 2022	3,489,426	$1.59	3.42	$144,835

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The Company issues new shares of common stock upon exercise of stock options. There were no options were exercised in the three and six months ended June 30, 2022.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company for the six months ended June 30, 2022:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding at December 31, 2021	405,453	103,047	$3.52	$3.60
Granted	165,885	46,729	1.01	1.07
Vested and settled	(110,608)	—	3.60	—
Forfeited	(52,504)	(34,349)	3.60	3.60
RSU's outstanding at June 30, 2022	408,226	115,427	$3.13	$2.58

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2022 and 2021. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three and six months ended June 30, 2022 and 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of June 30, 2022.

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

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $17.3 million at June 30, 2022, of which $16.4 million relates to equipment to be purchased under government awards.

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

The following table sets forth the Company’s outstanding common stock warrants as of June 30, 2022:

	Issued	Outstanding	Exercise Price	Expiration
2017 Warrant Issuance (1)	100,000	100,000	2.25	Sep 2022
2018 Warrant Issuance (2)	4,004,329	2,909,374	1.55	Jan 2023
2019 Warrant Issuance (3)	6,000,000	3,000,000	0.78	Oct 2024
		6,009,374

(1)Issued in conjunction with an unsecured line of credit.

(2)Warrant is subject to liability accounting.

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

Liability classified warrants

The 2018 warrants have alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

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

Based on the Black Scholes method the fair value of the Company’s warrants are as follows (in thousands):

	June 30,	December 31,
	2022	2021
2018 January and February Issuance
Fair Value	$2	$1,355

2017 May Issuance (1)
Fair Value	—	19
	$2	$1,374

(1)Warrants from the 2017 May Issuance expired on May 24, 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Change in Fair Value of common stock warrant liability (1)	$226	$2,642	$1,372	(4,566)

(1)The combined changes in fair value are reflected as income (loss) from change in the fair market value of common stock warrant liability.

During the three and six months ended June 30, 2022, there were no warrant exercises. During the three months ended June 30, 2021, the Company received $0.6 million in payment of the exercise price for warrants to purchase 324,413 shares of common stock. During the six months ended June 30, 2021, the Company received $5.7 million in payment of the exercise price for warrants to purchase 3,343,660 shares of common stock.

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

The Company also leases an office facility for its design group in Santa Clara, California. During the fourth quarter of 2019, the Company signed a two year extension of this lease that expired in October 2021. The lease agreement did not contain any residual value guarantees, material restrictive covenants or a renewal option and was classified as an operating lease. In October 2021, the Company signed an additional two year extension of the lease for the Santa Clara design group facility, and has classified this as an operating lease. On May 2, 2019, the Company entered into a three year finance lease commitment for phone equipment.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Finance Lease Cost:
Amortization of right-of-use assets	$149	$155	$302	$312
Interest on lease liabilities	198	197	396	396
Operating lease cost	16	15	33	30
Total Lease Cost	$363	$367	$731	$738

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$15	$29	$31
Financing cash flows from finance leases	$270	$294	$542	$549
Right-of-use assets obtained in exchange for new finance lease liabilities	$69	$94	$137	$108
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

	June 30, 2022	December 31, 2021
Finance lease right-of-use assets	$13,106	$12,318
Operating lease right-of-use assets	$84	$113
Finance lease liability, current	$1,127	$1,133
Finance lease liability, non-current	$11,647	$11,647
Operating lease liabilities, current	$63	$60
Operating lease liabilities, non-current	$22	$54
Weighted average remaining lease terms - finance leases	20.58 years	20.58 years
Weighted average remaining lease terms - operating leases	1.33 years	1.83 years
Weighted average discount rate - finance leases	6.42%	6.42%
Weighted average discount rate - operating leases	6.48%	7.75%

Future annual minimum lease payments and finance lease commitments as of June 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$33	$527
2023	55	1,214
2024	-	1,229
2025	-	1,229
2026	-	1,229
Thereafter	-	22,717
Total undiscounted future minimum lease payments	88	28,145
Less imputed interest	(3)	(15,371)
Lease liability	$85	$12,774

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

During the six months ended June 30, 2022, the Company raised $2.1 million, net of offering expenses, through the sale of shares under the ATM facility. The Company used and intends to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

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

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of June 30, 2022, the Company has received $19.8 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of June 30, 2022, of $0.5 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $19.8 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the six months ended June 30, 2022, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $159 thousand.

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

During the second quarter of 2022 our total revenue was $7.2 million marked by continuing strength in military demand and increased revenue contributions from medical customers. In addition to higher yields, we saw a 40% increase in display production from the second quarter of last year. Our second quarter 2022 display revenues of $7.0 million was up 22% year over year while our quarterly display revenue gross margin improved to 21% from the prior year’s second quarter of 5%. As of the end of the second quarter, our sales backlog remained strong at $12.8 million, reflecting demand for our displays for use in thermal weapon sights, military night vision goggles, and medical applications.

Operating expenses for the second quarter of 2022, including R&D expenses were $3.4 million, compared with $3.5 million in the prior-year period. Operating expenses as a percentage of sales were 47% in the second quarter of 2022, with 55% in the prior-year period.

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

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In 2020, we received two U.S. Department of Defense, or DoD, awards totaling $39.1 million. We believe we are the only commercial U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs. The Company has committed the funds and ordered all equipment to be purchased under these programs. As of the end of the second quarter of 2022, the Company has qualified and added four pieces of equipment to its production line and received three additional pieces of equipment that are currently in qualification stages. We expended $19.3 million of grant money towards progress payments to equipment vendors and have five more major pieces of equipment on order, including an advanced, production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of AR/VR customers. Overall, the Company remains on track and on budget with the requirements of these important government grants and is beginning to realize the anticipated yield, reliability, and throughput improvements.

As of June 30, 2022, all equipment awarded by these grants had been ordered, including a production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology. We have taken delivery of seven pieces of production equipment and received $19.8 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors.

We are continually making improvements in production processes and beginning to add the government funded equipment to our production line however, most of our equipment is older. Malfunctions in single point of failure equipment have the potential to delay our production until repairs can be made. We experienced equipment issues leading to late order shipments during 2020 and 2021, and had delays in getting vendor support personnel due to COVID-19 travel restrictions, resulting in occasional production disruptions. Additional equipment to be purchased and added to our line during fiscal 2022 and 2023 under our government awards programs are expected to reduce our single point of failure risk and continue to improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy and to obtain the AS9100 quality certification by the fourth quarter of 2022. Our backlog on June 30, 2022, was $12.8 million compared to backlog of $9.5 million at June 30, 2021. Backlog is comprised of orders believed to be firm with scheduled delivery dates over the next twelve months and does not include contract revenues.

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

Consumer, commercial (in which we include the medical and industrial sectors), and military customers continue to look to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. This advanced technology gives us an increase in brightness of over 10X versus the competition. In July 2021, we achieved full color brightness levels of over 10,000 cd/m2 and expect to achieve a brightness level of over 28,000 cd/m2 ready for mass production of full color displays by 2023. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments. Our high resolution and low pixel pitch are also important to eliminate the “screen door” effect that comes with expanding lower resolution displays over wide fields of view.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, or 2021 Form 10-K for a discussion of our critical accounting policies. There were no material changes to such policies in the six months ended June 30, 2022.

Results of Operations

Comparative results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Product	$7,026	$5,742	$1,284	$14,053	$11,847	$2,206
Contract	133	$537	(404)	464	1,205	(741)
Total revenue, net	$7,159	$6,279	$880	$14,517	$13,052	$1,465

Total revenue for the three and six months ended June 30, 2022 were $7.2 million and $14.5 million, respectively, as compared to revenues of $6.3 million and $13.1 million, for the three and six months ended June 30, 2021.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three and six months ended June 30, 2022 product revenue increased by $1.3 million and $2.2 million, respectively, primarily due to increased shipments to customers in NATO countries, increased medical revenues and shipments of displays used for the ENVG-B program.

Contract revenue primarily reflected development associated with a proof of concept display for a tier one consumer company. For the three and six months ended June 30, 2022 contract revenue decreased by $0.4 million and $0.7 million, respectively, as compared to the prior period, reflecting the timing of phases and milestones of this contract. We are continuing to work on our proof of concept for this customer and expect ongoing contract revenue under this program.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Product	$5,522	$5,466	$56	$10,309	$10,173	$136
Contract	68	242	(174)	150	600	(450)
Total cost of revenues	$5,590	$5,708	$(118)	$10,459	$10,773	$(314)

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues for the three and six months ended June 30, 2022 decreased by $0.1 million and $0.3 million, respectively from the comparable prior year period due to improvements in yield.

Product cost of revenues for the three and six months ended June 30, 2022, increased from the prior year period, primarily due to the increases in revenue.

Contract cost of revenues for the three and six months ended June 30, 2022 decreased $0.2 million and $0.5 million, respectively, compared to the prior year period, reflecting decreased contract revenue.

The following table outlines product and contract gross profit and related gross margins for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenues gross profit	$1,504	$276	$3,744	$1,674
Product revenues gross margin	21%	5%	27%	14%
Contract revenues gross profit	$65	$295	$314	$605
Contract revenues gross margin	49%	55%	68%	50%
Total gross profit	$1,569	$571	$4,058	$2,279
Total gross margin	22%	9%	28%	17%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended June 30, 2022 of $1.6 million increased $1.0 million, from the comparable prior year period reflecting increased product revenues and the impact of higher average selling prices in the current year’s periods due to price increases and a favorable sales mix. Total gross margin was 22% and 28% for the three and six months ended June 30, 2022, respectively, compared to 9% and 17% for the comparable 2021 periods.

The product gross profit of $1.5 million and $3.7 million for the three and six months ended June 30, 2022, increased from $0.3 million and $1.7 million in the comparable prior year periods due to increased shipments of displays in the three and six months ended June 30, 2022 combined with the favorable impact of price increases, improvements in yields and increases in period costs capitalized into inventory due to increased production volumes.

Contract gross margin is dependent upon the mix of internal labor costs versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three and six months ended June 30, 2022, contract revenue gross profit was $0.1 million and $0.3 million compared to $0.3 million and $0.6 million, respectively, for the prior year period. The decrease in contract gross margin for the three months ended June 30, 2022 versus the prior year period is primarily due to the mix of higher margin consumer contracts versus military revenues.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Research and development expense	$1,457	$1,788	$(331)	$2,941	$3,630	$(689)
Percentage of net revenue	20%	28%		20%	28%
Selling, general and administrative expense	$1,904	$1,690	$214	$4,074	$3,514	$560
Percentage of net revenue	27%	27%		28%	27%
Total operating expenses	$3,361	$3,478	$(117)	$7,015	$7,144	$(129)
Percentage of net revenue	47%	55%		48%	55%

Research and Development Expense

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2022, compared to $ 1.8 million and $3.6 million, respectively, in the prior year period. The decrease in R&D costs in the second quarter and first six months of 2022 primarily reflect lower allocations of production costs to R&D due to the completion of development work on the XLE process in the last quarter of 2021.

Selling, General and Administrative Expense

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. The increase in SG&A expenses for the three and six months ended June 30, 2022 of $0.2 million and $0.6 million, respectively, primarily reflects changes in non-cash stock compensation, and increase in legal fees.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Other income related to the change in fair value of warrant liability was $0.2 million for the three months ended June 30, 2022, compared to other expense of $2.6 million for the three months ended June 30, 2021. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. Other income for the three and six months ended June 30, 2022, also includes a $0.1 million in reimbursement of labor overhead charges under government grant programs. During the three and six months ended June 30, 2022 we started to depreciate assets purchased with government awards and pursuant to our accounting policy, we began to record systematic reductions in the deferred income – government awards liability to recognize income associated with these grants over their useful, or depreciable lives. For each quarterly period going forward we will reduce the government awards liability and record a credit to other income equal to the related quarterly depreciation on any assets purchased with government funds. During the three and six months ended June 30, 2022 we recognized other income of $0.2 million related to these assets.

Gain on forgiveness of debt

Gain on forgiveness of debt of $1.9 million reflects indebtedness payable to the Small Business Administration that was forgiven on March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Liquidity and Capital Resources

As of June 30, 2022, we had $4.3 million in cash and cash equivalents, working capital of $12.3 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.1 million and $0.7 million, respectively. We had $5.7 million in cash, working capital of $11.8 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $2.3 million, respectively, at December 31, 2021.

On July 28, 2020, we announced that we had been awarded a $33.6 million contract over the following 33 months from the DoD to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on our proprietary direct dPd technology. This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance. We have used and expect to continue to use the investment to increase capacity and sustain operations at our Hopewell Junction, New York headquarters. In August 2020, these funds began to be released to us and will continue to be released over the life of the programs in accordance with the down payment and progress payment schedules of the various capital equipment vendors.

As of June 30, 2022, we have ordered all equipment awarded by these grants, including a production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology. We have taken delivery of seven pieces of production equipment and expended $19.3 million of the total $39.1 million in government granted awards for progress payments required by capital equipment vendors.

For the six months ended June 30, 2022 cash used in operating activities were $1.8 million which was attributable to a net loss of $1.6 million and cash used by operating assets and liabilities of $1.0 million and non-cash income and expenses of $0.7 million. Cash used in operating activities for the six months ended June 30, 2021 was $2.1 million.

For the six months ended June 30, 2022 cash used in investing activities was $8.5 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $7.4 million.

As of June 30, 2022, we had outstanding commitments to purchase approximately $0.9 million in capital expenditures, and expect to make additional capital expenditures during 2022 to improve our manufacturing and R&D capabilities. These commitments exclude $16.4 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during the six months ended June 30, 2021 was $5.7 million for equipment purchases.

For the six months ended June 30, 2022, cash provided by financing activities of $8.7 million, includes proceeds from government grants of $6.6 million, and public offering (ATM) proceeds of $2.1 million offset by net borrowings of $0.1 million under our ABL Facility. Net cash provided by financing activities during the six months ended June 30, 2021 was $9.4 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six months ended June 30, 2022, a net loss of $1.6 million was incurred and cash used in operating activities of $1.8 million. As of June 30, 2022, we had $4.3 million of cash, $2.1 million of outstanding indebtedness and borrowing availability of $0.7 million under our ABL Facility.

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

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under our ABL Facility, or continue to raise funds under our ATM facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital. In addition, the COVID-19 pandemic and disruptions caused by the war in Ukraine have significantly increased economic and demand uncertainty across the globe and contributed to supply chain shortages and disruptions. Although demand for our products has remained steady, inflationary factors and our ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends worsen as a result of COVID-19, the Ukraine war, or other semiconductor supply chain issues or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that we will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

We have taken actions to increase revenues and to reduce expenses and are considering financing alternatives. Our plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sell shares under our At the Market, or ATM, equity facility entered into in November 2021, and 7) consider additional financing and/or strategic alternatives.

We are reassessing our business plans and forecasts over the next two years. Based on our known cash needs as of July 2022, our latest forecast of revenues and expenses, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support working capital requirements through the third quarter of 2023 and beyond.

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

For the six months ended June 30, 2022, we raised $2.1 million through the sale of shares under the ATM facility. During 2021, we raised $0.2 million, net of offering expenses. We used and intend to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes. We had approximately $7.5 million of potential sales remaining under the ATM facility, gross of offering expenses as of June 30, 2022.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of June 30, 2022, we had $2.1 million in borrowings, had unused borrowing availability of $0.7 million and were in compliance with all financial debt covenants.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K. In addition, refer to our discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, which address the effects of the COVID-19 pandemic and the war in Ukraine, inflationary factors and our ability to continue as a going concern. The COVID-19 pandemic can also exacerbate other risks discussed in the “Risk Factors” sections of our 2021 Form 10-K and this Report, which could in turn have a material adverse effect on us. The “Risk Factors” section in our 2021 Form 10-K otherwise remains current in all material respects. The risks discussed in the “Risk Factors” section in our 2021 Form 10-K do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Significant Congressional delays or reductions in appropriations for programs our military customers participate in, and U.S. government funding more broadly, can negatively impact our sales of microdisplays and could have a material adverse effect on our financial position, results of operations and/or cash flows.

U.S. government programs are subject to annual Congressional budget authorization and appropriation processes. For many military programs, including those our customers participate in, Congress appropriates funds on an annual fiscal year basis even though the program performance period may extend over several years. Programs are often partially funded initially, and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which funding for individual programs will be included, increased, or reduced as part of the annual appropriations ultimately approved or in separate supplemental appropriations or continuing resolutions and what the impact will be on our customers buying decisions regarding purchases of our microdisplays.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 13, 2021).

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

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 24, 2016).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2019).

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 12, 2019).

4.8	Description of Registrant's Securities (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022).

10.1

Lease between International Business Machines Corporation (“IBM”) and FED Corporation dated May 28, 1999 (incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).

10.2	Securities Purchase Agreement, dated December 18, 2008 (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.3	2011 Incentive Stock Plan (incorporated by reference to exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2011).*

10.4	2013 Incentive Stock Plan (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on April 2, 2013).*

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

10.7	Form of Amended and Restated Change in Control Agreement (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019).

10.8	2019 Employee and Consultant Stock Option and Incentive Plan (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on October 23, 2019).*

10.9	2019 Non-Employee Director Stock Option and Incentive Plan (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on October 23, 2019).*

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

Date: August 11, 2022

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer