Form 10-Q
period 2022-09-30
EMAGIN CORP
filed 2022-11-10
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022 there were 78,216,573 common shares at $0.001 par value per share of the registrant outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in this Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our other filings with the SEC. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

•our needs for additional financing, and our ability to obtain such additional financing on reasonable terms, the interest rate and expense we incur on any debt financing and our ability to pursue strategic transaction;

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

ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,862	$5,724
Restricted cash	323	806
Accounts receivable, net	5,086	4,488
Account receivable-due from government awards	110	292
Unbilled accounts receivable	1,797	1,102
Inventories	8,334	7,632
Prepaid expenses and other current assets	837	691
Total current assets	20,349	20,735
Property, plant and equipment, net	39,511	30,483
Operating lease right - of - use assets	69	113
Intangibles and other assets	31	37
Total assets	$59,960	$51,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,522	$1,348
Accrued compensation	2,007	1,664
Revolving credit facility, net	720	1,974
Common stock warrant liability	—	1,374
Other accrued expenses	564	722
Deferred revenue	12	54
Operating lease liability - current	64	60
Finance lease liability - current	1,185	1,133
Other current liabilities	379	608
Total current liabilities	6,453	8,937
Other liability - long term	14	28
Deferred income - government awards - long term	19,346	12,458
Operating lease liability - long term	6	54
Finance lease liability - long term	13,670	11,647
Total liabilities	39,489	33,124

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,659) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,659 issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 77,601,253 shares, outstanding 77,439,503 shares as of September 30, 2022 and issued 72,931,490 shares, outstanding 72,769,424 shares as of December 31, 2021.	77	72
Additional paid-in capital	280,069	275,936
Accumulated deficit	(259,175)	(257,264)
Treasury stock, 162,066 shares as of September 30, 2022 and December 31, 2021.	(500)	(500)
Total shareholders’ equity	20,471	18,244
Total liabilities and shareholders’ equity	$59,960	$51,368

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product	$7,040	$5,313	$21,093	$17,160
Contract	581	469	1,045	1,674
Total revenues, net	7,621	5,782	22,138	18,834

Cost of revenues:
Product	4,462	4,962	14,771	15,135
Contract	304	261	454	861
Total cost of revenues	4,766	5,223	15,225	15,996

Gross profit	2,855	559	6,913	2,838

Operating expenses:
Research and development	1,236	1,669	4,177	5,299
Selling, general and administrative	1,728	2,203	5,802	5,717
Total operating expenses	2,964	3,872	9,979	11,016

Loss from operations	(109)	(3,313)	(3,066)	(8,178)

Other (expense) income:
Change in fair value of common stock warrant liability	2	4,742	1,374	176
Interest expense, net	(249)	(210)	(688)	(625)
Gain on forgiveness of debt	—	—	—	1,963
Other income, net	22	87	469	314
Total other income (expense)	(225)	4,619	1,155	1,828
Income (loss) before provision for income taxes	(334)	1,306	(1,911)	(6,350)
Income taxes	—	—	—	—
Net income (loss)	$(334)	$1,306	$(1,911)	$(6,350)
Less net income allocated to participating securities	—	268	—	—
Net income (loss) allocated to common shares	$(334)	$1,038	$(1,911)	$(6,350)

Income (loss) per share, basic	$—	$0.01	$(0.03)	$(0.09)
Loss per share, diluted	$—	$(0.05)	$(0.03)	$(0.09)

Weighted average number of shares outstanding:
Basic	76,752,107	72,527,479	74,508,662	71,675,336

Diluted	76,752,107	73,861,952	74,508,662	73,416,993

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2021	5,659	$—	72,931,490	$72	$275,936	$(257,264)	$(500)	$18,244
Stock based compensation	—	—	—	—	165	—	—	165
Public offering of common shares, net of offering costs	—	—	405,086	—	460	—	—	460
Net loss	—	—	—	—	—	(137)	—	(137)
Balance, March 31, 2022	5,659	$—	73,336,576	$72	$276,561	$(257,401)	$(500)	$18,732
Vesting of RSUs			110,608	—	—	—	—	—
Stock based compensation	—	—	—	—	214	—	—	214
Public offering of common shares, net of offering costs	—	—	2,173,942	3	1,597	—	—	1,600
Net loss	—	—	—	—	—	(1,440)	—	(1,440)
Balance, June 30, 2022	5,659	$—	75,621,126	$75	$278,372	$(258,841)	$(500)	$19,106
Vesting of RSUs	—	—	2,273	—	—	—	—	—
Stock based compensation	—	—	—	—	229	—	—	229
Public offering of common shares, net of offering costs	—	—	1,977,854	2	1,468	—	—	1,470
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, September 30, 2022	5,659	$—	77,601,253	$77	$280,069	$(259,175)	$(500)	$20,471

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercising of options	—	—	227,792	—	364	—	—	364
Stock based compensation	—	—	—	—	13	—		13
Exercise of common stock warrants	—	—	3,019,247	3	5,059	—	—	5,062
Net loss	—	—	—	—	—	(7,378)	—	(7,378)
Balance, March 31, 2021	5,659	$—	72,137,858	$72	$274,165	$(259,436)	$(500)	$14,301
Exercising of options	—	—	203,459	—	381	—	—	381
Stock based compensation	—	—	—	—	37	—	—	37
Exercise of common stock warrants	—	—	324,413	—	590	—	—	590
Net loss	—	—	—	—	—	(278)	—	(278)
Balance, June 30, 2021	5,659	$—	72,665,730	$72	$275,173	$(259,714)	$(500)	$15,031
Exercising of options	—	—	15,300	—	—	—	—	—
Vesting of RSUs	—	—	16,667	—	—	—	—	—
Stock based compensation	—	—	—	—	419	—	—	419
Net income	—	—	—	—	—	1,306	—	1,306
Balance, September 30, 2021	5,659	$—	72,697,697	$72	$275,592	$(258,408)	$(500)	$16,756

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,911)	$(6,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,236	2,110
Change in fair value of common stock warrant liability	(1,374)	(176)
Gain on forgiveness of debt	—	(1,963)
Stock-based compensation	608	469
Amortization of operating lease right-of-use assets	44	45
Changes in operating assets and liabilities:
Accounts receivable	(416)	1,778
Unbilled accounts receivable	(695)	(920)
Inventories	(702)	462
Prepaid expenses and other current assets	(146)	220
Deferred revenues	(42)	(360)
Operating lease liabilities	(44)	(46)
Accounts payable, accrued expenses, and other current liabilities	187	(1,964)
Net cash used in operating activities	(2,255)	(6,695)
Cash flows from investing activities:
Purchase of equipment	(2,634)	(729)
Purchase of equipment, government grant	(6,385)	(9,393)
Net cash used in investing activities	(9,019)	(10,122)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	(1,254)	117
Proceeds from public offering, net	3,530	—
Change in finance lease liabilities	(165)	(225)
Proceeds from government grant	6,818	8,711
Proceeds from warrant exercise	—	5,652
Proceeds from exercise of stock options	—	745
Net cash provided by financing activities	8,929	15,000
Net decrease in cash, cash equivalents, and restricted cash	(2,345)	(1,817)
Cash, cash equivalents, and restricted cash, beginning of period	6,530	10,426
Cash, cash equivalents, and restricted cash, end of period	$4,185	$8,609
Cash, cash equivalents, end of period	3,862	7,337
Restricted cash, end of period	323	1,272

Supplementary Cash Flow Information
Cash paid for interest	$688	$625
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$2,240	$194

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base and concludes that it operates in a single business segment. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2021 are derived from audited financial statements included in the Company’s 2021 Form 10-K.

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

The total intangible amortization expense was approximately $2 thousand and $6 thousand for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$282	$705	$519	$615
Warranty accruals and adjustments	76	(73)	(151)	27
Warranty claims	(34)	(2)	(44)	(12)
Ending balance	$324	$630	$324	$630

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share data) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (Loss) Income	$(334)	$1,306	$(1,911)	$(6,350)
Income allocated to participating securities	—	268	—	—
(Loss) income allocated to common shares	$(334)	$1,038	$(1,911)	$(6,350)

Change in fair value of warrant liability(1)	$—	$(4,742)	$—	$(176)
Loss allocated to common shares - Diluted	$(334)	$(3,704)	$(1,911)	$(6,526)

Weighted average common shares outstanding - Basic	76,752,107	72,527,479	74,508,662	71,675,336
Dilutive effect of liability classified warrants	—	1,334,473	—	1,741,657
Weighted average common shares outstanding - Diluted(1)	76,752,107	73,861,952	74,508,662	73,416,993

Net (loss) income per share:
Basic	$—	$0.01	$(0.03)	$(0.09)
Diluted	$—	$(0.05)	$(0.03)	$(0.09)

(1)For the three and nine months ended September 30, 2022, income (loss) allocated to common shares, and the weighted average shares used for calculating basic and diluted earnings per share exclude the assumed impact of exercise liability classified warrants, because it would be anti-dilutive to the earnings per share calculation.

In calculating net income (loss) per share amounts, all shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per common share in both periods, because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three and nine months ended September 30, 2022 and 2021 that were not included in diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted Stock Units	1,888,448	402,099	1,888,448	402,099
Options	3,459,882	3,973,758	3,459,882	3,973,758
Warrants	5,909,374	4,780,447	5,909,374	4,780,447
Convertible preferred stock	18,726,009	18,726,009	18,726,009	18,726,009
Total potentially dilutive common stock equivalents	29,983,713	27,882,313	29,983,713	27,882,313

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

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2022	$1,374
Change in fair value of warrant liability, net	(1,374)
Balance as of September 30, 2022	$-

The fair value of the liability for common stock purchase warrants at issuance and at September 30, 2022 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. Inputs to the model at September 30, 2022 included remaining contractual terms of the warrants of 0.33 years, at risk-free interest rates of 3.33% with no expected dividends, and expected volatility of the price of the underlying common stock of 56.59%.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three and nine months ended September 30, 2022, one customer of 22.8% and 16.0%, respectively accounted for over 10% of net revenues. As of September 30, 2022, the Company had accounts receivable from that one customer that accounted for 32.5% of total accounts receivable. For the three and nine months ended September 30, 2021, one customer of 25.2% and 18.5%, respectively accounted for over 10% of the Company’s net revenues.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2022, the Company incurred a net loss of $1.9 million and used cash in operating activities of $2.3 million. As of September 30, 2022, the Company had $3.9 million of cash, $0.7 million of outstanding indebtedness and borrowing availability of $1.1 million under its ABL Facility.

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

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. In addition, the COVID-19 pandemic, and disruptions caused by the war in the Ukraine have significantly increased economic and demand uncertainty across the globe and contributed to supply chain shortages and disruptions. Although demand for the Company’s products has remained steady, the Company’s ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends continue or worsen as a result of COVID-19, the Ukraine war, or other semiconductor supply chain issues or result in lost orders it could materially and adversely affect its business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue a Work Status Reduction program that began in October 2019 wherein senior management work status was reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sell shares under its At the Market or ATM equity facility entered into in November 2021, and 7) consider additional financing and/or strategic alternatives.

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of October 2022, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the fourth quarter of 2023.

However, there can be no assurance the Company’s plans will be achieved and the Company will be able to meet its financial obligations as they become due without obtaining additional financing or sources of capital or pursuing potential strategic transactions. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2021 Form 10-K.

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

Additional disaggregated revenue information for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
North and South America	$5,324	$3,727	$13,440	$10,677
Europe, Middle East, and Africa	1,635	1,957	7,654	6,578
Asia Pacific	662	98	1,044	1,579
Total	$7,621	$5,782	$22,138	$18,834

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Military	$5,612	$3,733	$15,771	$11,492
Commercial, including industrial and medical	910	440	3,071	2,240
Consumer	11	448	323	1,598
Multiple	1,088	1,161	2,973	3,504
Total	$7,621	$5,782	$22,138	$18,834

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $5.1 million and $4.5 million as of September 30, 2022 and December 31, 2021.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	September 30,	December 31,
	2022	2021

Unbilled Receivables (contract assets)	$1,797	$1,102

Deferred Revenue (contract liabilities)	$12	$54

For the three and nine months ended September 30, 2022 the Company recognized no revenue and $42 thousand of revenue related to its contract liabilities that existed at December 31, 2021, respectively. For the three and nine months ended September 30, 2021 the Company recognized $21 thousand and $360 thousand respectively, of revenue related to its contract liabilities that existed at December 31, 2020.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.2 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$5,225	$4,627
Less allowance for doubtful accounts	(139)	(139)
Accounts receivable, net	$5,086	$4,488

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$3,200	$3,517
Work in process	3,373	2,149
Finished goods	2,162	2,363
Total inventories	8,735	8,029
Less inventory reserve	(401)	(397)
Total inventories, net	$8,334	$7,632

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	September 30,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$720	$1,974

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of September 30, 2022 the Company had $0.7 million in borrowings outstanding under the ABL Facility, had unused borrowing availability of $1.1 million under the ABL Facility and was in compliance with all financial debt covenants under the ABL Facility.

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

The fair value of Restricted Stock Units, or RSU’s is established by the market price of the Company’s common stock at the date of grant and for time based grants, is amortized over the vesting period using the straight line method. Performance-based RSUs are typically granted such that they vest upon the achievement of EBITDA targets, during a specified performance period, subject to the satisfaction of certain time-based service criteria. Certain Performance-based RSUs vest upon the achievement of operational milestones. Compensation expense from these awards is equal to the fair market value of the Company’s ordinary shares on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant’s performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified non-market performance criteria, which are assessed at each reporting period.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenues	$28	$33	$86	$36
Research and development	125	62	217	74
Selling, general and administrative	76	324	305	359
Total stock compensation expense	$229	$419	$608	$469

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	$17	$284	$206	$309
Restricted Share Units	212	135	402	160
Total stock compensation expense	$229	$419	$608	$469

At September 30, 2022, total unrecognized compensation costs related to stock options and RSUs was approximately $46 thousand and $1.8 million, respectively, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.7 years and approximately 2.4 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Nine Months Ended
	September 30,
	2022			2021
Dividend yield			0%			0%
Risk free interest rates	3.24	-	3.25%	0.89	-	0.95%
Expected volatility	79.3	to	83.0%	75.9	to	79.0%
Expected term (in years)	5.0	to	5.5	5.0	to	5.5

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,712,867	$1.81
Options granted	270,000	0.73
Options exercised	—	—
Options forfeited	(5,000)	0.40
Options cancelled or expired	(517,985)	3.33
Outstanding at September 30, 2022	3,459,882	$1.50	3.58	$97,361
Vested or expected to vest at September 30, 2022 (1)	3,457,997	$1.50	3.58	$97,361
Exercisable at September 30, 2022	3,324,882	$1.53	3.33	$97,361

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The Company issues new shares of common stock upon exercise of stock options. There were no options were exercised in the three and nine months ended September 30, 2022.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company’s plans for the nine months ended September 30, 2022:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding at December 31, 2021	405,453	103,047	$3.52	$3.60
Granted	1,234,424	414,905	0.83	0.82
Vested and settled	(112,881)	—	3.58	—
Forfeited	(53,137)	(34,349)	3.60	3.60
RSU's outstanding at September 30, 2022	1,473,859	483,603	$1.26	$1.21

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2022 and 2021. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three and nine months ended September 30, 2022 and 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of September 30, 2022.

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

On March 27, 2020, the President of the United States signed the CARES Act. The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however, benefit from one provision, which allows for the immediate refund of the Alternative Minimum Tax Credit, or AMT Credit, previously recognized as deferred tax asset. The Company has filed an amendment to claim the AMT Credit and is anticipating a refund of $212 thousand. This tax receivable is reflected in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $17.0 million at September 30, 2022, of which $16.3 million relates to equipment to be purchased under government awards.

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

The following table sets forth the Company’s outstanding common stock warrants as of September 30, 2022:

	Issued	Outstanding	Exercise Price	Expiration
2018 Warrant Issuance (1)	4,004,329	2,909,374	1.55	Jan 2023
2019 Warrant Issuance (2)	6,000,000	3,000,000	0.78	Oct 2024
		5,909,374

(1)Warrant is subject to liability accounting.

(2)Private Placement unregistered warrants exercisable six months following issuance.

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

Based on the Black Scholes method the fair value of the Company’s warrants are as follows (in thousands):

	September 30,	December 31,
	2022	2021
2018 January and February Issuance
Fair Value	$—	$1,355

2017 May Issuance (1)
Fair Value	—	19
	$—	$1,374

(1)Warrants from the 2017 May Issuance expired on May 24, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Change in Fair Value of common stock warrant liability (1)	$2	$4,742	$1,374	176

(1)The combined changes in fair value are reflected as income (loss) from change in the fair market value of common stock warrant liability.

During the three and nine months ended September 30, 2022, there were no warrant exercises. During the three months ended September 30, 2021, there were no warrant exercises. During the nine months ended September 30, 2021, the Company received $5.7 million in payment of the exercise price for warrants to purchase 3,343,660 shares of common stock.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Finance Lease Cost:
Amortization of right-of-use assets	$174	$157	$476	$469
Interest on lease liabilities	245	198	641	594
Operating lease cost	16	15	49	46
Total Lease Cost	$435	$370	$1,166	$1,109

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$15	$44	$46
Financing cash flows from finance leases	$266	$271	$808	$815
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,102	$86	$2,240	$194
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

	September 30, 2022	December 31, 2021
Finance lease right-of-use assets	$14,081	$12,318
Operating lease right-of-use assets	$69	$113
Finance lease liability, current	$1,185	$1,133
Finance lease liability, non-current	$13,670	$11,647
Operating lease liabilities, current	$64	$60
Operating lease liabilities, non-current	$6	$54
Weighted average remaining lease terms - finance leases	20.25 years	20.58 years
Weighted average remaining lease terms - operating leases	1.08 years	1.83 years
Weighted average discount rate - finance leases	6.94%	6.42%
Weighted average discount rate - operating leases	6.48%	7.75%

Future annual minimum lease payments and finance lease commitments as of September 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$16	$263
2023	55	1,229
2024	—	1,229
2025	—	1,229
2026	—	1,229
Thereafter	—	22,614
Total undiscounted future minimum lease payments	71	27,793
Less imputed interest	(1)	(12,938)
Lease liability	$70	$14,855

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

During the nine months ended September 30, 2022, the Company raised $3.5 million, net of offering expenses, through the sale of shares under the ATM facility. The Company used and intends to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

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

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of September 30, 2022, the Company has received $19.9 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of September 30, 2022, of $0.3 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $19.9 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the nine months ended September 30, 2022, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $236 thousand.

The terms of various government agreements provide among other items that the Company must achieve certain yield targets, give priority to military orders and continue to maintain the productive capacity of equipment purchased for up to five years past the completion of the programs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This Report contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report. Please see "Statement Regarding Forward-Looking Information" and the sections titled “Risk Factors” included in this Report, in our Annual Report on Form 10-K for year ended December 31, 2021 filed with the SEC on March 10, 2022, or 2021 Form 10-K, and in our other filings with the SEC.

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

During the third quarter of 2022 our total revenue was $7.6 million marked by continuing strength in military demand and increased revenue contributions from medical customers. In addition to higher yields, we saw a 51% increase in display production from the third quarter of last year. Our third quarter 2022 display revenues of $7.0 million was up 32% year over year while our quarterly display revenue gross margin improved to 37% from the prior year’s third quarter of 7%. The gross margin improvement resulted from several factors including higher yields, increased volumes, a more favorable product mix, and the successful qualification and sale of product that had previously been written off because of an initial quality issue that was ultimately resolved. This resulted in a savings of approximately $0.6 million in third quarter materials costs as compared to the expected cost of producing these displays. Excluding this positive impact, third quarter 2022 gross margin would have been 30% on gross profit of $2.3 million. As of the end of the third quarter, our sales backlog remained strong at $15.4 million, reflecting demand for our displays for use in thermal weapon sights, military night vision goggles, and medical applications.

Operating expenses for the third quarter of 2022, including R&D expenses were $3.0 million, compared with $3.9 million in the prior-year period. Operating expenses as a percentage of sales were 39% in the third quarter of 2022, with 67% in the prior-year period.

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

We received a validation of our products and technology during fiscal 2020 from the U.S. government. In 2020, we received two U.S. Department of Defense, or DoD, awards totaling $39.1 million. We believe we are the only commercial U.S. manufacturer of OLED microdisplays and our displays are used in many U.S. Military programs. The Company has committed the funds and ordered all equipment to be purchased under these programs. As of the end of the third quarter of 2022, the Company has qualified and added four pieces of equipment to its production line and received three additional pieces of equipment that are currently in qualification stages. We expended $19.4 million of grant money towards progress payments to equipment vendors and have seven more major pieces of equipment on order, including an advanced, production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of AR/VR customers. Overall, the Company remains on track and on budget with the requirements of these important government grants.

As of September 30, 2022, all equipment awarded by these grants had been ordered, including a production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology. We have taken delivery of seven pieces of production equipment and received $19.9 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors.

We are seeking to improve our production processes and we are beginning to add government funded equipment to our production line. However, most of our equipment is older and malfunctions in single point of failure equipment have the potential to delay our production until repairs can be made. We experienced equipment issues leading to late order shipments during 2020 and through the second quarter of 2021, and had delays in getting vendor support personnel due to COVID-19 travel restrictions, resulting in occasional production disruptions. Additional equipment to be purchased and added to our line during fiscal 2022 and 2023 under our government awards programs have begun to reduce our single point of failure risk and continue to improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy. In October 2022, we obtained the AS9100 quality certification. AS9100 is an internationally recognized quality management system standard specific to the aerospace, aviation, and defense industries. The standard is widely supported and adhered to by major aerospace OEMs and is increasingly required by vendors within the supply chain. Our backlog on September 30, 2022, was $15.4 million compared to backlog of $13.2 million at September 30, 2021. Backlog is comprised of orders believed to be firm with scheduled delivery dates over the next twelve months and does not include contract revenues.

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

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our 2021 Form 10-K for a discussion of our critical accounting policies. There were no material changes to such policies in the nine months ended September 30, 2022.

Results of Operations

Comparative results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Product	$7,040	$5,313	$1,727	$21,093	$17,160	$3,933
Contract	581	$469	112	1,045	1,674	(629)
Total revenue, net	$7,621	$5,782	$1,839	$22,138	$18,834	$3,304

Total revenue for the three and nine months ended September 30, 2022 were $7.6 million and $22.1 million, respectively, as compared to revenues of $5.8 million and $18.8 million, for the three and nine months ended September 30, 2021.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three and nine months ended September 30, 2022 product revenue increased by $1.7 million and $3.9 million, respectively, primarily due to increased medical revenues and shipments of displays used for the ENVG-B program.

Contract revenue primarily reflected development associated with a high brightness display design for the Department of Defense and a proof of concept display for a tier one consumer company. For the three and nine months ended September 30, 2022 contract revenue increased by $0.1 million and decreased by $0.6 million, respectively, as compared to the prior period, reflecting the timing of phases and milestones of these contracts. We are continuing to work on the high brightness display design and our proof of concept for this consumer customer and expect ongoing contract revenue under these programs.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Product	$4,462	$4,962	$(500)	$14,771	$15,135	$(364)
Contract	304	261	43	454	861	(407)
Total cost of revenues	$4,766	$5,223	$(457)	$15,225	$15,996	$(771)

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues for the three and nine months ended September 30, 2022 decreased by $0.5 million and $0.8 million, respectively from the comparable prior year period due to improvements in yield.

Product cost of revenues for the three and nine months ended September 30, 2022, decreased from the prior year period, primarily due to the impact of 2022 revenues from shipments of reclaimed displays with no associated current quarter and year to date cost of revenue.

Contract cost of revenues for the three months ended September 30, 2022 was comparable to the prior year period, while for the nine months ended September 30, 2022 decreased by $0.4 million, compared to the prior year period, reflecting decreased contract revenue.

The following table outlines product and contract gross profit and related gross margins for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenues gross profit	$2,578	$351	$6,322	$2,025
Product revenues gross margin	37%	7%	30%	12%
Contract revenues gross profit	$277	$208	$591	$813
Contract revenues gross margin	48%	44%	57%	49%
Total gross profit	$2,855	$559	$6,913	$2,838
Total gross margin	37%	10%	31%	15%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended September 30, 2022 of $2.9 million increased $2.3 million, from the comparable prior year period reflecting increased product revenues and the impact of higher average selling prices in the current year’s periods due to price increases and a favorable sales mix. Total gross margin was 37% and 31% for the three and nine months ended September 30, 2022, respectively, compared to 10% and 15% for the comparable 2021 periods. Total gross profit and total gross margin were also positively impacted by successful qualification and sale of reclaimed displays that were previously written off because of an initial quality issue that was ultimately resolved. Total gross profit and total gross margin do not reflect costs associated with the production of such reclaimed displays, as such costs were recorded in prior quarters. Sales or previously written off reclaimed displays had a positive effect on total gross profit in the amount of approximately $0.6 million If we exclude gross profits attributable to such previously written off products, our third quarter gross profit would have been $2.3 million and our third quarter gross margin would have been 30%. Although we may sell additional previously written off products in the future, the gross margin and yields may vary from current quarters levels.

The product gross profit of $2.6 million and $6.3 million for the three and nine months ended September 30, 2022, increased from $0.3 million and $2.0 million in the comparable prior year periods due to increased shipments of displays in the three and nine months ended September 30, 2022 combined with the favorable impact of price increases, the favorable impact of the reclaimed displays that were previously written off, improvements in yields and increases in period costs capitalized into inventory due to increased production volumes.

Contract gross margin is dependent upon the mix of internal labor costs versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three and nine months ended September 30, 2022, contract revenue gross profit was $0.3 million and $0.6 million compared to $0.2 million and $0.8 million, respectively, for the prior year period. The increase in contract gross margin for the three and nine months ended September 30, 2022 versus the prior year period is primarily due to margins earned on the military contract entered into in the second quarter of 2022.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Research and development expense	$1,236	$1,669	$(433)	$4,177	$5,299	$(1,122)
Percentage of net revenue	16%	29%		19%	28%
Selling, general and administrative expense	$1,728	$2,203	$(475)	$5,802	$5,717	$85
Percentage of net revenue	23%	38%		26%	30%
Total operating expenses	$2,964	$3,872	$(908)	$9,979	$11,016	$(1,037)
Percentage of net revenue	39%	67%		45%	58%

Research and Development Expense

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expense was $1.2 million and $4.2 million for the three and nine months ended September 30, 2022, compared to $1.7 million and $5.3 million, respectively, in the prior year period. Prior year R&D expenses reflected significant investments in high brightness XLE, and dPd processes.

Selling, General and Administrative Expense

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. The decrease in SG&A expenses for the three months ended September 30, 2022 of $0.5 million reflects changes in non-cash stock compensation and decrease in legal fees. SG&A expenses for the nine months ended September 30, 2022 were comparable to the prior year period.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. Other income related to the change in fair value of warrant liability was $2 thousand for the three months ended September 30, 2022, compared to other income of $4.7 million for the three months ended September 30, 2021. This non-cash income or expense is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. Warrants issued in May 2017 expired on May 24, 2022.

Other income for the three and nine months ended September 30, 2022, also includes $22 thousand and $469 thousand, respectively in deferred income related to assets provided under government grant programs and the related reimbursement of labor overhead charges incurred under these grant programs. Pursuant to our accounting policy, we reduce the deferred income – government awards liability to recognize income associated with these grants over depreciable lives of the assets purchased with the awards.

Gain on forgiveness of debt

Gain on forgiveness of debt of $1.9 million reflects indebtedness payable to the Small Business Administration that was forgiven on March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Liquidity and Capital Resources

As of September 30, 2022, we had $3.9 million in cash and cash equivalents, working capital of $13.9 million and borrowings outstanding and borrowing availability under the ABL Facility of $0.7 million and $1.1 million, respectively. We had $5.7 million in cash, working capital of $11.8 million and borrowings outstanding and borrowing availability under the ABL Facility of $2.0 million and $2.3 million, respectively, at December 31, 2021.

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

As of September 30, 2022, we have ordered all equipment awarded by these grants, including a production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology. We have taken delivery of seven pieces of production equipment and received $19.9 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors.

For the nine months ended September 30, 2022 cash used in operating activities were $2.3 million which was attributable to a net loss of $1.9 million and cash used by operating assets and liabilities of $1.8 million offset by non-cash income and expenses of $1.5 million. Cash used in operating activities for the nine months ended September 30, 2021 was $6.7 million.

For the nine months ended September 30, 2022 cash used in investing activities was $9.0 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $6.4 million.

As of September 30, 2022, we had outstanding commitments to purchase approximately $0.8 million in capital expenditures, and expect to make additional capital expenditures during 2022 to improve our manufacturing and R&D capabilities. These commitments exclude $16.3 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during the nine months ended September 30, 2021 was $10.1 million for equipment purchases.

For the nine months ended September 30, 2022, cash provided by financing activities of $8.9 million, includes proceeds from government grants of $6.8 million, and public offering (ATM) proceeds of $3.5 million offset by net borrowings of $1.2 million under our ABL Facility and change in finance lease liabilities of $0.2 million. Net cash provided by financing activities during the nine months ended September 30, 2021 was $15.0 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2022, a net loss of $1.9 million was incurred and cash used in operating activities of $2.3 million. As of September 30, 2022, we had $3.9 million of cash, $0.7 million of outstanding indebtedness and borrowing availability of $1.1 million under our ABL Facility.

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

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under our ABL Facility, or continue to raise funds under our ATM facility, we may not be able to meet our financial obligations as they become due without additional financing or sources of capital. In addition, the COVID-19 pandemic and disruptions caused by the war in Ukraine have significantly increased economic and demand uncertainty across the globe and contributed to supply chain shortages and disruptions. Although demand for our products has remained steady, inflationary factors and our ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends continue or worsen as a result of COVID-19, the Ukraine war, or other semiconductor supply chain issues or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that we will be successful in sufficiently reducing expenses or raising capital to meet our operating needs.

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

We are reassessing our business plans and forecasts over the next two years. Based on our known cash needs as of October 2022, our latest forecast of revenues and expenses, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support working capital requirements through the fourth quarter of 2023 and beyond.

However, there can be no assurance our plans will be achieved and we will be able to meet our financial obligations as they become due without obtaining additional financing or sources of capital or pursuing potential strategic transactions. Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date these financial statements were issued.

Equity Raises

On November 18, 2021, we entered into an ATM offering agreement with H.C. Wainwright & Co., LLC, or Wainwright, relating to sales of shares of our common stock under an ATM facility. On November 18, 2021, we also filed a prospectus supplement to allow the sale of shares of our common stock having an aggregate offering price of up to $10.0 million under the ATM facility.

For the nine months ended September 30, 2022, we raised $3.5 million through the sale of shares under the ATM facility. During 2021, we raised $0.2 million, net of offering expenses. We used and intend to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes. We had approximately $6.3 million of potential sales remaining under the ATM facility, gross of offering expenses as of September 30, 2022.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. During the third quarter, we repaid $1.4 million under the ABL facility. As of September 30, 2022, we had $0.7 million in borrowings, had unused borrowing availability of $1.1 million and were in compliance with all financial debt covenants.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting related to complex and nonroutine transactions. In connection with management’s review of internal control over financial reporting as of September 30, 2022, it concluded that it did not design and maintain controls at a sufficient level of precision to verify the reliability of data used in its calculation of a right of use asset and a lease liability. Accordingly, management has concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within its financial statements in this or any previously filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K as a result of the material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Steps to Address the Material Weakness

The Company has commenced its remediation plan with the goal of remediating this material weakness as soon as possible, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing, although the Company cannot estimate when the remediation will be completed. Specifically, management plans to identify and document key controls over complex and nonroutine transactions and modify existing controls as necessary to ensure they operate at a sufficient level of precision.

During the remediation of the above material weakness, the Company may decide to modify other internal controls to further strengthen its overall internal control environment.

Changes in Internal Control Over Financial Reporting

Except with respect to the remediation described above, during the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the sections titled “Risk Factors” included in this Report, in our 2021 Form 10-K and in our other filings with the SEC. In addition, refer to our discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, which address the effects of the COVID-19 pandemic and the war in Ukraine, inflationary factors and our ability to continue as a going concern. The COVID-19 pandemic can also exacerbate other risks discussed in the “Risk Factors” sections of this Report, our 2021 Form 10-K and our other filings with the SEC, which could in turn have a material adverse effect on us. The “Risk Factors” section in our 2021 Form 10-K otherwise remains current in all material respects. The risks discussed in the “Risk Factors” section in our 2021 Form 10-K do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Significant Congressional delays or reductions in appropriations for programs our military customers participate in, and U.S. government funding more broadly, can negatively impact our sales of microdisplays and could have a material adverse effect on our financial position, results of operations and/or cash flows.

U.S. government programs are subject to annual Congressional budget authorization and appropriation processes. For many military programs, including those our customers participate in, Congress appropriates funds on an annual fiscal year basis even though the program performance period may extend over several years. Programs are often partially funded initially, and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which funding for individual programs will be included, increased, or reduced in annual appropriations or in separate supplemental appropriations or continuing resolutions or what the impact will be on our customers’ buying decisions regarding purchases of our microdisplays.

We have identified a material weakness in our internal control over financial reporting. Any future material weakness could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis.

In the third quarter of 2022, we identified a material weakness in internal control over financial reporting related to complex and nonroutine transactions. Specifically, management concluded that it had not designed or maintained controls at a sufficient level of precision to verify the reliability of data used in its calculation of our right of use asset and lease liability. This control deficiency could have resulted in a misstatement of right of use asset and lease liability, which would have resulted in a material misstatement of the annual or interim financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management did not identify a material misstatement within our financial statements in this or any previously filed quarterly report on Form 10-Q or annual report on Form 10-K as a result of the material weakness, and we have commenced a remediation plan with the goal of remediating this material weakness as soon as possible. However, we cannot estimate when the remediation will be completed, nor can we assure you that the measures we take will fully remediate this material weakness; or assure you that we have identified all of our existing deficiencies and material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses. Any failure to timely remedy a material weakness or deficiency, or the occurrence of any additional material weaknesses or deficiencies, could result in misstatements of our results of operations or restatements of our financial statements, cause us to fail to meet our reporting obligations, negatively impact our ability to enter into certain corporate transactions, cause investors to lose confidence in our financial reporting or harm our operating results, any of which could adversely affect our reputation, the market price of our common stock or our ability to remain listed with NYSE American.

We may require significant additional capital funding to meet our business requirements. Such capital may be difficult to obtain or may not be available to us at all.

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

Alternatives we would consider for additional funding include additional equity or debt financings, or licensing of our technology. In addition to raising capital, it may be necessary for us to consider strategic transactions, such as partnerships or entering into a business combination, and government programs that may be available to us. If we are unable to obtain additional capital, we may not be able to sustain our future operations and may be required to reduce our headcount, sell all or a portion of our assets, delay, reduce, reorganize and/or cease our operations through bankruptcy or otherwise. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic transactions or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, there can be no assurances that the majority holder of our Series B convertible preferred stock, will not withhold its consent for any future capital raise or strategic transaction we propose. See “The holders of shares of our Series B convertible preferred stock have exercised, and may continue to exercise, significant influence over us.” If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds.

The holders of shares of our Series B convertible preferred stock have exercised, and may continue to exercise, significant influence over us.

Under the terms of the certificate of designations governing our Series B convertible preferred stock, the Series B convertible preferred stock generally ranks, with respect to liquidation and dividends, senior to our other securities and, so long as any shares of Series B convertible preferred stock remain outstanding, the approval of the holders of a majority of the Series B convertible preferred stock outstanding at the time of approval is required in order for us to, among other things, (i) amend, alter or repeal our certificate of incorporation if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series B convertible preferred stock; (ii) create any series or class of stock ranking senior as to liquidation rights or dividends with the Series B convertible preferred stock (other than series A senior secured convertible preferred stock, or series A convertible preferred stock); (iii) redeem, or pay dividends on, any class or series of our capital stock (other than the series A convertible preferred stock); (iv) sell, lease or convey all or substantially all of our assets, or merge, consolidate, or enter into a business combination with any other person; or (v) so long as there are holders of at least 577 outstanding shares of Series B convertible preferred stock, issue any shares of Series B convertible preferred stock. The terms of the certificate of designations also provide that so long as any shares of Series B convertible preferred stock are outstanding, we may not offer, sell or issue, or enter into any agreement, arrangement or understanding to offer, sell or issue, any common stock or common stock equivalent (other than offerings that are underwritten on a firm commitment basis and registered with the SEC under the Securities Act) without the approval of holders of a majority of the Series B convertible preferred stock outstanding. These and other rights granted to holders of the Series B convertible preferred stock enable the holders thereof to exert substantial control over our affairs and potentially exercise their control in a manner adverse to the interest of our other stockholders.

The majority holder of our Series B convertible stock, has prevented, and may in the future prevent, us from entering into significant corporate transactions that our management and Board have otherwise approved, including certain capital raising transactions.

Certain provisions in the documents governing the issuance and sale of our Series B convertible preferred stock have impaired, and may in the future impair, our ability to enter into significant corporate transactions, including certain capital raising transactions and business combinations. For example, the securities purchase agreement pursuant to which we sold the Series B convertible preferred stock provides that so long as there are holders of at least 577 outstanding shares of Series B convertible preferred stock and until such date that (i) all shares of our Series B convertible stock become eligible for resale under Rule 144 without volume restrictions or (ii) a registration statement registering the sale of such shares become effective, unless we obtain the prior written consent of the majority holders, we may not issue or sell any securities in a capital raising transaction, unless such securities are not and will not be registered under the Securities Act until on or after the effective date of a registration statement registering the sale of the Series B convertible stock. The majority holder of our Series B convertible preferred stock, has previously withheld consent to certain capital raises that were proposed by our management and approved by our Board, most recently in September 2021. As a result, we were unable to proceed with the proposed offerings and raise capital at the times, at the prices, and in the amounts, that our management and our Board deemed most beneficial to the Company.. In addition, the certificate of designations.. The certificate of designations also requires, among other things, that we obtain the consent of the majority holder of our Series B convertible preferred stock before we may sell, lease or convey all or substantially all of our assets, or merge, consolidate, or enter into a business combination with another party. The requirement to obtain this consent may also delay or prevent an acquisition of our company on terms that our other stockholders may desire and may adversely affect the market price of our common stock. There can be no assurances that the majority holder of our Series B convertible preferred stock will ultimately grant consent for any future capital raise we propose, any proposed asset sale, merger, consolidation or similar business combination, or any other transaction or other matter that is subject to its consent pursuant the Series B certificate of designations or the securities purchase agreement.

Our third quarter 2022 total gross profit and total gross margin reflect the one-time favorable impact of reclaimed displays that were previously written off.

Our third quarter 2022 total gross profit and total gross margin reflect the favorable impact of our successful qualification and sale of reclaimed displays that were previously written off because of an initial quality issue that was ultimately resolved. Third quarter 2022 total gross profit and total gross margin do not reflect costs associated with the production of such reclaimed displays, as such costs were recorded in prior quarters. Such sales had a positive effect on total gross profit in the amount of approximately $0.6 million. If we exclude gross profits attributable to such previously written off products, our third quarter gross profit would have been $2.3 million and our third quarter gross margin would have been 30%. Although we may sell additional previously written off products in the future, the gross margin and yield may vary from current quarter levels. Accordingly, if sales of our displays do not increase in future quarters, gross margins for such quarters may decrease, which likely would have a negative effect on the market price of our common stock.

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

Date: November 10, 2022

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer