Form 10-K
period 2022-12-31
EMAGIN CORP
filed 2023-03-10
CIK 1046995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes ☐    No ☑

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
Non-accelerated filer ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes  ☐    No ☑

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the NYSE American of $0.65 was approximately $46.5 million. For purposes of the above statement only, all directors, executive officers, and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of March 1, 2023 was 82,458,198.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

•our ability to repay our indebtedness pursuant to the asset based lending, or ABL facility, the impact of the covenants contained in our ABL facility on our ability to operate our business, and our ability to extend or renew our ABL facility;

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

•changes in federal budget priorities and the timing of government funding and its potential impact on customer buying decision;

•increasing competition;

•our ability to satisfy the requirements and milestones imposed as conditions to the receipt of the government awards we have received and to otherwise comply with the terms of government awards we receive;

•our ability to reproduce the favorable impact of reclaimed displays on our 2022 total gross profit and total gross margin in future periods;

•our ability to maintain effective internal controls, including internal control over financial reporting;

•the impact of any significant congressional delays or reductions in appropriations for programs our military customers participate in; and

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

•uncertainty regarding our ability to obtain additional capital funding; and

•the impact of reclaimed displays previously written off.

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

We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in OLED and OLED-on-silicon microdisplay technology. We have an intellectual property portfolio that includes 50 issued U.S. patents and 14 pending U.S. patent applications, and have over 20 years of manufacturing know-how and other proprietary technologies to create our high-performance OLED microdisplays. We also have 22 issued foreign patents and 12 pending foreign patent applications. We believe that we are one of only a few companies to market and produce significant quantities of high resolution, small molecule OLED-on-silicon microdisplays.

Consumer, commercial (in which we include the medical and industrial sectors), and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLED microdisplays that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. We have fabricated full color displays, including our 4kX4k and WUXGA displays using our dPd tool, which was newly upgraded and installed during 2021. In July 2021, using our dPd technology we created full color WUXGA displays with a brightness of over 10,000 cd/m2, which we demonstrated to industry analysts in October 2021. We expect to achieve a brightness level of over 22,000 cd/m2 ready for mass production of full color displays by 2024. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments. Our high resolution and small pixel pitch are also important to eliminate the “screen door” effect that comes with expanding lower resolution displays over wide fields of view. We continue our development work for a tier-one consumer electronics company customer and are targeting similar levels of brightness on proof-of-concept displays using our full color dPd process.

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

We have developed very bright OLED microdisplays using our patented dPd technology and have demonstrated color high resolution 4K x 4K displays and widescreen ultra-extended graphics array, or WUXGA, microdisplays with brightness in excess of 10,000 nits, which we believe is the world’s highest resolution and brightness OLED microdisplay. In addition to our AMOLED technology, we have developed compact optic and lens enhancements, which when coupled with the microdisplay, help our OEM customers provide a high-quality large screen appearance. In December 2022 we took delivery of an R&D chamber for our OLED deposition tool that will enable us to further enhance this dPd technology. The design process for this R&D chamber has played a key role in defining the specifications for the large production-capable dPd organic deposition tool purchased under Title III funding, that passed acceptance testing at the vendors facility and will be delivered to us in the second quarter of 2023.

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

Situational Awareness. Our OLED microdisplays have been incorporated into a broad range of U.S. and foreign military situational awareness programs. Situational awareness products include head-mounted displays that are used to display images, including digital map, sensor imagery and pilot aviation information. In addition, handheld imagers provide improved situational awareness on the battlefield, as well as in training and simulation. These products can also be combined with a weapon system to give the user the capability to select targets without direct exposure. During 2022, we received orders to sell displays under a program with a prime contractor to support the F-35 Lightning II helmet mounted display systems. These custom designed OLED displays are a key component in providing enhanced contrast and projection of images and symbology display as compared to LCD technology.

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

Potential applications for these personal viewers include handheld personal computers and mobile devices, such as smartphones, whose small, direct view screens limit the amount of information that can be displayed but which are now capable of running more complex software applications. Examples encompass applications where hands-free viewing is desired such as entertainment and gaming video headset systems; nighttime or thermal imaging devices for hunting, camping, and other outdoor activities; and maintenance applications. In addition, in late 2015, we entered into a HMD technology licensing agreement with a tier-one consumer electronics company which includes the use of our 2K × 2K displays in its consumer headsets. In first quarter 2017, we entered into an agreement with an additional tier-one company interested in incorporating our proprietary dPd technology into potential headset products. Also during first quarter 2017, we performed tests for a tier-one consumer electronics company demonstrating our dPd technology as a path for AR and VR. We also entered into agreements with tier-one companies to develop a new display design for Virtual Reality, and scale our dPd technology. During 2018, we designed a silicon backplane for this 4K design which is anticipated to have a 100-degree field of view. In late 2018 we received the first silicon wafers based on our 4K design from a foundry, and began testing and applying OLED materials to the wafers in furtherance, of our development efforts. During 2019, we demonstrated a 4K display at a major industry conference. During 2020, we entered into an agreement with another tier-one consumer company to design a display. During 2021, we demonstrated a new prototype for a widescreen ultra-extended graphics array (WUXGA) (1920x1200 pixels) that uses our dPd technology to achieve 10,000 candela per square meter (cd/m2) of maximum luminance, which we believe is the world’s brightest high-resolution, full-color OLED microdisplays. During 2022 we continued work on our dPd display roadmap and made continuing enhancements to our high-brightness XLE process.

Our Products

Our first commercial microdisplay, the super video graphics array, or SVGA+, Active Matrix OLED, was introduced in 2001. In 2008, we introduced engineering samples of our super extended graphics array, or SXGA, 120 OLED microdisplays and began selling significant quantities of the product in 2010. In 2010, we introduced the VGA microdisplay. In late 2011, we began selling pre-production samples of our WUXGA OLED microdisplay which is now qualified and in production. In 2014, we released our Digital SVGA, and in 2015, we released our smaller pixel pitch SXGA096, as well as an upgrade to the SXGA120 and WUXGA displays. Our OLED display products are being designed in products to be manufactured by OEM customers for a wide variety of military, commercial, and consumer applications. We offer our products to OEMs and other buyers as both separate components, integrated bundles coupled with our own optics, or complete systems. We also offer engineering support to enable customers to integrate our products into their own product development programs and design customized displays with resolutions or features to meet specific customer requirements. In 2015, we announced the development of a prototype immersive headset that uses our prototype 2K × 2K display. During 2016, we demonstrated what we believe to be the world’s highest brightness (~4,500 cd/m2) and highest resolution (1920x1200 pixels) microdisplay using our proprietary dPd technology. During 2017, we developed prototype displays of our 2K x 2K display with an advanced backplane design and brightness exceeding 5,000 cd/m2. During 2018, we continued to make improvements in the features and brightness of our displays and achieved over 7,500 nits in our WUXGA displays. We have shipped sample high brightness displays fabricated using our dPd technology to numerous customers. During 2019, we shipped our dPd tool to the vendor for upgrading to enable better performance and yield. Following the upgrade, we received the tool back from the vendor and began fabricating dPd prototypes during the second half of 2020 and have sent samples to customers for evaluation. During 2021, we achieved full color brightness levels of over 10,000 cd/m2 on WUXGA displays which were demonstrated to industry analysts, and exhibited at a tradeshow in customer headsets. After receipt and qualification of an advanced dPd tool which we purchased with the help of government grants, we expect to achieve a brightness level of over 22,000 cd/m2 ready for mass production of full color displays by 2024. During 2021 we completed the manufacturing qualification process for our high-luminance and power-efficient XLE displays and began to ramp production to meet customer demand. Our current XLE displays are qualified at over 1,500 cd/m2. These displays use

eMagin’s existing backplane and are compatible with designs used by many customers, thereby providing an upgrade in luminance levels. Several of the display types listed below are currently available in XLE luminance levels.

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

In June 2020, we announced a $5.5 million award received under the U.S. Department of Defense Industrial Base Analysis, or IBAS, Program for OLED Supply Chain Assurance. In July 2020, we announced a $33.6 million award the U.S. Department of Defense to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will include equipment to manufacture our dPd displays. These funds are being used to purchase capital equipment over a 33-month period that will increase capacity, improve yields, and sustain operations at our Hopewell Junction, New York headquarters.

During 2022, the U.S. Army’s Program Executive Office for Simulation, Training, and Instrumentation (PEO STRI) awarded us a $2.5 million, two-year development contract to secure a U.S. source for a high-performance microdisplay that provides high brightness and visual acuity, even in bright daylight conditions. In 2022, we recognized $1.3 million of revenue under the initial phase of this contract, which was related to the design of a backplane that will allow for significantly higher luminance of our displays. The PEO STRI contract provides that upon completion a follow-on production agreement may be issued without the need for a competitive process.

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

Commercial Contract Funding

We also derive a portion of our revenue from funding we receive from development work we perform on behalf of customers in both the military and commercial sectors. During 2022, our efforts towards consumer AR/VR applications continued.

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

The following table estimates revenues by market sectors:

	Twelve Months Ended
	December 31,
	2022	2021
Military	74%	66%
Commercial, including industrial and medical	13%	11%
Consumer	1%	7%
Multiple	12%	16%
Total	100%	100%

The following table represents the domestic and international revenues as a percentage of total net revenues:

	Twelve Months Ended
	December 31,
Geographic Location	2022	2021
United States	62%	61%
International	38%	39%

Backlog

As of December 31, 2022, we had a backlog of approximately $14.8 million, an increase of approximately $1.0 million over the backlog of $13.8 million at December 31, 2021. Backlog is comprised of scheduled delivery dates through 2023 of non-binding customer purchase orders and purchase agreements, but does not include expected revenue from research and development contracts or expected non-recurring engineering programs under development. Backlog also does not include purchase orders for which deliveries are not or have not yet been scheduled. Our backlog may vary depending upon the timing of when orders are received and shipment dates scheduled, although we are generally seeing continuing growth in our year-over-year backlog. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Many of our purchase orders allow for rescheduling or cancellation by the customer with no or limited penalties.

Manufacturing Facilities

Our manufacturing facilities are located in Hopewell Junction, New York. We currently lease approximately 63,000 square feet of space, which houses our equipment for OLED microdisplay fabrication and research and development. This includes a 16,300 square foot class 10 clean room space, an additional 7,910 square foot class 10 clean room space to be completed in April 2023, additional lower level clean room testing space, assembly space, and administrative offices. At the end of the lease term we have two five-year options to extend the lease.

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

We believe manufacturing efficiency is an important factor for success, across all of our markets. As previously announced, we have been designing, specifying, and ordering advanced OLED manufacturing equipment under our $33.6 million in Defense Production Act Title III funding and $5.5 million IBAS funding grants. We have placed orders for all major pieces of equipment funded by these programs, including an order for an advanced, production-capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology by the end of 2023. Overall, the Company remains on track and within requirements of the U.S. Defense Production Act Title III and IBAS funding grants and anticipate improvements in manufacturing yield and reliability over the next 24 months as this equipment is qualified and added to the production line. The new equipment will help us increase capacity and yield for all display types, address critical productions points, and replace certain older equipment, which we expect will aid us in meeting expected demand for our microdisplays.

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

We believe we are the only company with U.S.-based manufacturing capability for OLED microdisplays. There are other non-U.S. based manufacturers of high-resolution OLED microdisplays that produce microdisplays that compete with our microdisplay products. They are Yunnan OLiGHTEK Opto-Electronic Technology Co., Ltd. in China, SeeYA Technology in China, and MicroOLED in France. Both are shipping OLED microdisplays into the market. Sony Mobile Display Corp., in Japan, produces OLED microdisplays for integration into Sony’s own higher-level systems such as digital cameras and HMDs and is now selling microdisplays to some commercial customers.

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

Intellectual Property

We have developed an intellectual property portfolio of patents, trade secrets and manufacturing know-how. Our intellectual property includes 50 issued U.S. patents and 14 pending U.S. patent applications. We also have 22 issued foreign patents and 12 pending foreign patent applications. It is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret, and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. The U.S. government holds data rights to some of our technology as a result of its funding a portion of our research and development. In 2022, we were awarded four patents related to the creation of high-resolution displays with unique pixel structures and proprietary fabrication methods.

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

Employees

As of December 31, 2022, we had a total of 109 employees, of which 107 were full time. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe. We have established a team to monitor new safety related developments, including future pandemics, and support our operations to respond to the ever-changing landscape.

The team consists of our Executive Management team, Human Resources, Manufacturing, IT, and Safety, and provides updates to the Board of Directors. The team’s goals are to:

•support safe working environments in our operations;

•regularly communicate to inform and update employees; and

•provide oversight of training on safety practices.

We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, temperature screening, use of facing coverings, reducing on-site staff through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions, in addition to generally being deemed an essential business, will prepare us to continue operating our business with minimal disruptions during safety events, or other future pandemics.

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

Our independent registered public accounting firm has issued a report for our financial statements at December 31, 2022 that includes an explanatory paragraph referring to our negative cash flow and recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern without additional capital becoming available. As a result of our historical losses and current financial condition, there is substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of those financial statements. Our ability to continue as a going concern is dependent upon our uncertain ability to generate sufficient cash flows from operations, obtain equity and/or debt financing and reduce expenditures. Specifically, we have incurred substantial net losses in the past and we may incur further losses in the future. Our net losses were $1.1 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 we had an accumulated deficit of $258 million. We can give no assurances that our losses will not continue in the future or that we will be profitable in the future. Our prior losses and potential continuing or future losses have had, and will continue to have, an adverse effect on our financial condition. In order for us to achieve profitability, we must, among other things, generate sufficient cash flows and/or obtain the additional financing we need in order to continue as a going concern; generate additional revenue; manufacture our products on a timely basis and at a competitive cost; continue to remediate manufacturing issues that have resulted in production delays; integrate new equipment on our manufacturing line, including equipment provided under government awards, meet our yield improvement initiatives; and successfully reduce expenses. If we are unable to successfully take these and other necessary steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. As of December 31, 2022, the Company had $4.3 million of cash, $1.0 million of outstanding indebtedness and borrowing availability of $1.8 million under its ABL Facility.

Our cash position as of December 31, 2022 reflects the receipt of approximately $5.8 million in net proceeds from sales of our common shares under an at-the-market, or ATM, facility entered into in November 2021. Our ongoing operations may require us to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to reduce our expenditures or generate additional funds in the future through sales of our products, financings, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our financial condition is limited. If we are unable to generate sufficient revenue or secure additional external financing when required we may have to curtail our operations or cease our development plans and operations.

Our ability to continue current operations and to execute on our plans is dependent on our ability to generate sufficient cash flows from operations, the lenders continued willingness to extend credit under our ABL Facility and raise additional capital to meet our obligations. Since the maximum amount of the borrowing base under our ABL Facility is based, in part, on our eligible accounts receivables, our borrowing ability could also be negatively impacted by any decrease in our accounts receivables. As of the December 31, 2022 we had $1.0 million in borrowings outstanding, and unused borrowing availability of $1.8 million, under our ABL Facility.

We incurred net losses of $1.1 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $3.5 million and $7.4 million, respectively. As of December 31, 2022, we had cash and cash equivalents of $4.3 million, net working capital of $17.0 million, accounts payable of $2.1 million and an accumulated deficit of $258 million. If we are unable to generate sufficient revenue or secure additional external financing when required we may have to curtail our operations or cease our development plans and operations.

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

Based on our current operating plan, working capital levels, financial projections, and our ability to borrow under our ABL Facility, we anticipate being able to meet our financial obligations as they become due through the first quarter of 2024. However, there can be no assurance that our plans will be achieved.

If we do not achieve our current financial projections we will be unable to maintain our currently planned operations after the first quarter of 2024, and we may violate one or more of our financial covenants under our ABL Facility. In addition, there can be no assurance that we will be able to renew or extend our ABL Facility when it matures on December 31, 2023. Although relations with the lender are positive and the Company expects the facility to be renewed upon expiration, there is no assurance the lender will renew or extend this facility or continue to make funds available during 2023 and beyond at present availability levels, or at all. We have no additional committed external sources of funds and additional financing may not be available when we need it or on terms that are favorable to us, if at all. In addition, we may seek additional capital, or consider strategic alternatives.

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

Our 2022 total gross profit and total gross margin reflect the favorable impact of reclaimed displays that were previously written off.

Our 2022 total gross profit and total gross margin reflect the favorable impact of our successful qualification and sale of reclaimed displays that were previously written off because of an initial quality issue that was ultimately resolved. Total gross profit and total gross margin for 2022 do not reflect costs associated with the production of such reclaimed displays, as such costs were written off to expense in prior quarters. Such sales had a positive effect on 2022 total gross profit in the amount of approximately $1.3 million. If we exclude gross profits attributable to such previously written off products, our 2022 gross profit would have been $9.0 million and our 2022 gross margin would have been 30%. Although we expect to sell additional previously written off products in the first quarter of

2023, the gross margin and yield may vary from 2022 levels. In the absence of such sales of reclaimed displays our future quarterly and fiscal year gross margins may decrease, which likely would have a negative effect on the market price of our common stock.

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

Recent inflationary pressures have resulted in the increased cost of raw materials we use in the production of our products. Rising prices for not only raw materials, but also semiconductor chips, freight, packaging, labor and energy, increases the costs to manufacture and distribute our products. In addition, we have experienced shortages in certain raw materials and component inputs of our products, some suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. During 2022 we have experienced cost increases in wafers, chemicals and other materials and supplies used in our production process. If our costs continue to rise due to ongoing inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials from our suppliers could result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operation.

The COVID-19 pandemic has affected our business and future pandemics could materially adversely affect our financial condition and results of operations and ability to continue as a going concern.

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

The COVID-19 pandemic has impacted our business. We have experienced occasional production disruptions related to the unwillingness or inability of certain of our equipment repair vendors to travel to our facility, the temporary loss of services of employees quarantined due to COVID-19 and delays in the supply of raw materials caused by disruptions due to COVID-19. Any period of interrupted access to our manufacturing facilities or our workforce, caused by COVID-19 or future pandemics, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. In addition, if we are unable to continue regularly scheduled maintenance of our manufacturing equipment, our manufacturing capabilities may be negatively impacted and we may experience further unscheduled closures and/or production disruptions, which could have a material adverse effect on our financial condition and results of operations.

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

The pandemic has significantly increased economic and demand uncertainty. It is possible that the current outbreak and continued spread of COVID-19, and any resurgence related to the Omicron variant, or other vaccine resistant strains, or future pandemics, will cause the economic slowdown to continue, and it is possible that it could cause a global recession. Although vaccines are becoming more widely available, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic and related slowdowns or economic trends. Although demand for the Company’s products has remained steady, the Company’s inability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, increased costs, and in reduced or delayed sales. If these trends worsen or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Although many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, we cannot predict the length of time that it will take for our supply chain to be restored and any meaningful economic recovery to take place. We also cannot predict whether the Omicron variant or other vaccine resistant strains will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition. It is also not possible to predict with certainty the impact of executive orders providing for mandatory COVID-19 vaccinations will have on our workforce. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

We have experienced occasional delays in product shipments, which may be exacerbated if there are additional surges of quarantines, lockdowns or travel restrictions are re-imposed or heightened. There is no assurance that our operations will not be further disrupted in the future by additional impacts of the COVID-19 virus or any resurgences, on either our internal operations or those of our suppliers or customers, including the possible impact of travel restrictions on key support personnel for our critical production equipment. A continued economic slowdown could adversely affect our business in 2023. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of the impact on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. Unanticipated consequences of the current or any future pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future as well as our ability to continue as a going concern.

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

Variations in our production yields impact our costs and cause our margins to decline and our operating results to suffer. For example, in the fiscal years 2019, 2020, and 2021, we experienced low production yields and output and an adverse impact on our gross margins and operating results due to equipment failures.

Demand for our products is dependent on economic conditions, changes in government regulation and could be impacted by alternative display technologies.

Historically, over the past two fiscal years approximately 12% of our revenue comes from sales to customers using our displays for commercial applications, including within the industrial and medical sectors. Demand by commercial customers for OLED displays could decline due to overall economic conditions and the development of alternative technologies that might offer the enhanced performance of OLED displays at a lower price. Demand for products incorporating our displays could be also affected if our OEM customers are impacted by changes in governmental, regulation or medical regulation or insurance reimbursements that influence demand for medical devices that use our products.

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

Our military, commercial, and consumer contract revenue is variable and dependent on a small number of customers. The continuation of our consumer contract revenue and our goal of developing a licensing revenue stream using our dPd and other display technology is subject to many risks and uncertainties.

Our military, commercial, and consumer contract revenue is historically comprised of a small number of customers and can vary significantly from year to year. Specifically, our military, commercial, and consumer contract revenue has varied from $4.4 million in the year ended December 31, 2020, to $1.9 million in the year ended December 31, 2021, to $1.7 million in the year ended December 31, 2022. Our prospects for commercial contract revenue are dependent on the market and technology for AR/VR systems which is in its early stages. Industry players are evaluating numerous display alternatives including OLED microdisplays, LCOS displays, smartphone screens and other display technologies. Numerous AR/VR devices are presently available in the marketplace and beginning to gain acceptance. Our 2022 contract revenue primarily relates to high brightness display design for the PEO STRI contract and a proof of concept display for a tier one consumer company. In the event that companies with which we are not engaged launch AR/VR devices that gain widespread market acceptance, continued business with us may not serve the strategic interests of our present or future consumer customers. This consumer customer may not be satisfied with the performance of our dPd displays and terminate their development process with us, or choose to use OLED microdisplays produced by a competing company, or alternative display technologies. In the event we were no longer engaged in OLED microdisplay development for consumer companies, if this customer were to terminate its development process with us or if we were to lose other commercial or military contract revenue, our business and operating results could be adversely affected.

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

As of December 31, 2022, we had a backlog of approximately $14.8 million, an increase of approximately $1.0 million over the backlog of $13.8 million at December 31, 2021. Backlog is comprised of scheduled delivery dates through 2023 of non-binding customer purchase orders and purchase agreements. Our backlog may vary depending upon the timing of when orders are received and shipment dates scheduled. Variations in the magnitude and duration of purchase orders and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Many of our purchase orders allow for rescheduling or cancellation by the customer with no or limited penalties. We have experienced postponements, cancellations and reductions in expected purchase orders due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors, including the impact of the COVID-19 pandemic and our inability to meet customer demand due to unexpected down time of our manufacturing equipment. There can be no assurance as to our customers’ requirements, our ability to meet customer demands, or that actual purchases will be consistent with our stated backlog. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. If any significant portion of our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Risks Related To Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During our four most recently completed fiscal quarters, the closing price of our stock ranged from a low of $0.55 to a high of $1.83. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

In addition, we notified the holders of our Series B convertible preferred stock that the $0.75 conversion price was reduced to $0.3022 due to sales of our common stock in December 2019, as required by a dilution provision in the related Series B preferred stock agreements. As a result, the number of shares of common stock issuable upon the conversion of the Series B preferred stock was increased from 7,652,000 shares to 18,726,009 shares. In December 2022, a holder of the Series B convertible preferred stock converted 303 preferred shares and was issued 1,002,647 shares of common stock. If the holders of the Series B convertible preferred stock sell any or all of the common stock issuable upon conversion of the Series B convertible preferred stock, this could have a material adverse effect on the market price of our common stock.

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

Certain provisions in the documents governing the issuance and sale of our Series B convertible preferred stock have impaired, and may in the future impair, our ability to enter into significant corporate transactions, including certain capital raising transactions and business combinations. For example, the securities purchase agreement pursuant to which we sold the Series B convertible preferred stock provides that so long as there are holders of at least 577 outstanding shares of Series B convertible preferred stock and until such date that (i) all shares of our Series B convertible stock become eligible for resale under Rule 144 without volume restrictions or (ii) a registration statement registering the sale of such shares become effective, unless we obtain the prior written consent of the majority holders, we may not issue or sell any securities in a capital raising transaction, unless such securities are not and will not be registered under the Securities Act until on or after the effective date of a registration statement registering the sale of the Series B convertible stock. The majority holder of our Series B convertible preferred stock, has previously withheld consent to certain capital raises that were proposed by our management and approved by our Board, most recently in September 2021. As a result, we were unable to proceed with the proposed offerings and raise capital at the times, at the prices, and in the amounts, that our management and our Board deemed most beneficial to the Company. In addition, the certificate of designations. The certificate of designations also requires, among other things, that we obtain the consent of the majority holder of our Series B convertible preferred stock before we may sell, lease or convey all or substantially all of our assets, or merge, consolidate, or enter into a business combination with another party. The requirement to obtain this consent may also delay or prevent an acquisition of our company on terms that our other stockholders may desire and may adversely affect the market price of our common stock. There can be no assurances that the majority holder of our Series B convertible preferred stock will ultimately grant consent for any future capital raise we propose, any proposed asset sale, merger, consolidation or similar business combination, or any other transaction or other matter that is subject to its consent pursuant the Series B certificate of designations or the securities purchase agreement.

Concentration of ownership of our stock may enable one stockholder or a small number of stockholders to significantly influence matters requiring stockholder approval.

As of March 1, 2023, Stillwater Holdings LLC (f/k/a Stillwater LLC) beneficially owned or controlled shares representing approximately 16% of our outstanding voting stock including ownership in Series B preferred shares that vote on an if converted basis. Flat Creek Fiduciary Management, as trustee for, a trust which the sole member of Stillwater Holdings LLC has investment control, owned approximately 3% of our outstanding voting stock, Flat Creek Fiduciary Management LLC, as trustee for a trust for the benefit of the sole member of Stillwater Holdings LLC and the descendants of such member, which owned approximately 0% of our outstanding voting stock. Together such stockholders owned approximately 19% of our outstanding voting stock. As a result, these stockholders, if they act together, may be able to exert a significant degree of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Further, if these stockholders act together with another stockholder, Ginola Limited, which has common directors with Mount Union Corp. and Chelsea Trust Company, as of March 1, 2023,

they would collectively own or control shares representing approximately 22% of our outstanding voting stock. This concentration of ownership may facilitate or hinder a change of control and might affect the market price of our common stock. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. In January 2023, the holders of the Series B preferred shares have sold 29.8 thousand shares of our outstanding common stock. Future sales of common stock by the holders of the Series B preferred shares or any other large shareholder may negatively impact the price or our common stock.

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

In connection with our management team’s monitoring and review of our internal control over financial reporting, we identified two material weaknesses: the first was reported as of September 30, 2022 and the second was reported as of the year ended December 31, 2022. Any future material weakness in our internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis and materially and adversely affect our business, financial condition, results of operations and reputation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part I, item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we identified a material weakness in internal control over financial reporting related to complex and non-routine transactions. Specifically, management concluded that it had not designed or maintained controls at a sufficient level of precision to verify the reliability of data used in its calculation of our right of use asset and lease liability. This control deficiency could have resulted in a misstatement of right of use asset and lease liability, which would have resulted in a material misstatement of the annual or interim financial statements that would not have been prevented or detected. Accordingly, management concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within our financial statements in this or any previously filed quarterly report on Form 10-Q or annual report on Form 10-K as a result of this material weakness. In the fourth quarter of 2022, we commenced a remediation plan with respect to this material weakness by modifying existing key controls at a sufficient level of precision to identify, discuss, and address any complex or non-routine transactions. Also in the fourth quarter of 2022, we completed our testing of these controls to verify that such controls are operating effectively and at a sufficient level of precision.

As of the year ended December 31, 2022, we also identified a material weakness in internal control over financial reporting related to the calculation of year-to-date diluted earnings per share. Specifically, management concluded that it had not operated or maintained controls at a sufficient level of precision to accurately calculate the year-to-date diluted earnings per share for the year ended December 31, 2022. This control deficiency could have resulted in a misstatement of diluted earnings per share for the year ended December 31, 2022, which would have resulted in a material misstatement of the annual or interim financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within our financial statements in this or any previously filed quarterly report on Form 10-Q or annual report on Form 10-K as a result of this material weakness, and we have commenced a remediation plan with the goal of remediating this material weakness as soon as possible. However, we cannot estimate when the remediation will be completed, nor can we assure you that the measures we take will fully remediate this material weakness.

We cannot assure you that we have identified all of our existing deficiencies and material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses. The occurrence of any additional material weaknesses or deficiencies, or any failure to timely remedy a material weakness or deficiency, could result in misstatements of our results of operations or restatements of our financial statements, cause us to fail to meet our reporting obligations, negatively impact our ability to enter into certain corporate transactions, cause investors to lose confidence in our financial reporting or harm our operating results, any of which could adversely affect our reputation, the market price of our common stock or our ability to remain listed with NYSE American.

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

Our ABL Facility matures on December 31, 2023 and there can be no assurance that we will be able to extend or renew the facility.

Our ABL Facility expires on December 31, 2023. While relations with the lender are positive, there is no assurance the lender will renew or extend this facility or continue to make funds available during 2023 and beyond at present availability levels, or at all. We may not be able to refinance our indebtedness under our ABL Facility, or any future indebtedness we may incur, or take such other actions, if necessary, on commercially reasonable terms, or at all. Our ability to meet our obligations as they become due is dependent, in part, on our ability to borrow under our ABL Facility. If the ABL Facility is not renewed or extended it may impair our ability to continue current operations and to execute on our plans.

Our debt is variable rate debt, and increases in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

The ABL Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates. Accordingly, with respect to any amounts from time to time outstanding under the ABL Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. There were $1.0 million net outstanding borrowings under the ABL Facility as of December 31, 2022.

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

In 2020, we were awarded a total of $39.1 million in awards under government programs designed specifically for microdisplay industry contractors and participants. We anticipate that in the future there will be new opportunities for us to apply for grants, incentives and other forms of funding from the United States government. Despite our position as the only U.S. commercial manufacturer of OLED microdisplays, there is a risk that future funding decisions, including awards of contracts for R&D development work may be influenced by political or other considerations that encompass the significant amount of awards we received during 2020. Our ability to obtain grants, incentives and other forms of funding from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants, incentives and other forms of funding is and will be highly competitive, often involving multiple levels of military and U.S. government approval before a grant or incentive can be approved and funds disbursed, each of which is subject to risk and uncertain timing.

There is also a risk that the actual price of equipment purchased or facilities and installation costs, may exceed the amounts budgeted under the awards, which would require use of our resources. The U.S. government will retain title to approximately 80% of the equipment purchased under this multi-year program, until a determination of performance is made at the end of the program. The award agreements contain an obligation to prioritize U.S. Department of Defense related orders, as well as penalties if we do not continue to produce OLED microdisplays for five years past the end of the program. Should the U.S. government retain title to our equipment at the end of the program, this could cause a disruption or limitation in our ability to operate. In addition, conditions imposed by these government awards could limit our flexibility, or the desire of potential partners to engage in business combinations.

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

In the ordinary course of our business, we will collect and store sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance, and transmission of this information is critical to our operations. Despite the security measures we employ, including systems information and event management software, our information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise such systems and networks and the information stored therein could be accessed, publicly disclosed and/or lost or stolen. Although we have cyber insurance coverage, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

General Risks

Our success depends in large part on attracting and retaining highly skilled and qualified management, technical and consulting personnel.

We must recruit and hire highly skilled technical personnel as employees and as independent contractors in order to develop our products, to assist with servicing and upgrades to our equipment, and to successfully market and sell our products. The competition for qualified management and skilled technical employees is intense and we may not be able to retain or recruit such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, including salaries, bonuses, stock options and other fringe benefits, offered to employees in order to attract and retain such personnel. The costs of attracting and retaining new personnel may have a materially adverse effect on our business and our operating results.

Changes in management could have an adverse effect on our business. In October 2022, our vice president of business development resigned from his position and in March 2023, our vice president of operations resigned from his position. As we are dependent upon the active participation of such key management personnel in our strategic planning and in our day-to-day business operations, turnover in such positions may, in the short term, harm our ability to successfully implement our business strategy, develop our business and/or remain competitive. We will need to recruit additional management to address these departures from our management team and to further expand our business in the future. Our search for additional management or other personnel may temporarily distract management’s attention from our day-to-day business, which could have a materially adverse effect on our operating results and financial performance. In addition, the failure to attract and retain additional management or personnel could also have a material adverse effect on our operating results and financial performance.

Due to our limited resources, if we are unable to retain our key employees, we may not be able to effectively manage our operations or timely replace qualified personnel, which may result in weaknesses in operations, further loss of employees and/or reduced productivity among remaining employees.

Economic conditions may adversely impact our business, operating results and financial condition.

Economic conditions, market and political instability, inflationary factors, and changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect global markets and transactions and may adversely affect our customers and suppliers. Any adverse financial or economic impact to our customers may impact their ability to pay timely, or result in their inability to pay. It may also impact their ability to fund future purchases, or increase the sales cycles which could lead to a reduction in revenue and accounts receivable. Our suppliers may increase their prices or may be unable to supply needed raw materials on a timely basis which could result in our inability to meet customers’ demand or affect our gross margins. Our suppliers may also impose more stringent payment terms on us. The timing and nature of any recovery from the effects of adverse economic conditions or market and political instability on credit and financial markets is uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected.

Our business depends on international transactions.

We purchase materials from and subcontract manufacturing processes to companies located abroad and may be adversely affected by political and currency risk, as well as the additional costs of doing business with foreign entities. In addition, 38% and 39% of our sales were to OEMs located outside the United States in 2022 and 2021, respectively. These sales also expose us to currency and political risk. In addition, some of our non-U.S. customers have longer receivable periods as is customary in those countries, which may lengthen our accounts receivable cycles or collection period.

Moreover, the U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. As a result of these executive orders and other export sanctions we have stopped shipments from Russia, and are no longer accepting orders for Russian customers.

Political uncertainty and instability resulting from the military incursion into Ukraine by Russia could negatively impact our business, financial condition and operations.

Russia’s invasion of Ukraine and the uncertainty surrounding the escalating war could continue to negatively impact global and regional economic conditions and financial markets, which may adversely affect our business operations. In response to the war, the United States, European Union and other countries have imposed financial and economic sanctions against Russia and certain businesses and companies associated with Russia, which created and may continue to create, market disruption and volatility and instability in the geopolitical environment.

The inherent uncertainty surrounding the Russian invasion has negatively impacted the share prices of publicly traded companies and may continue to do so. Government entities and both public and private companies within the United States could be exposed to attempted or actual cybersecurity attacks launched in retaliation, resulting in disruptions to domestic markets and a prolonged state of global market volatility. Furthermore, there remains ongoing uncertainty with respect to China’s willingness to support ongoing or expanded sanctions against Russia, which could distance China from its existing trade partners, potentially creating a significant impact to the semiconductor chip and equipment industries that conduct operations within China, Taiwan and the region. There is a likelihood that these sanctions, and related geopolitical tensions, will not be resolved in the short-term but may, instead, result in lengthy disruption to companies such as ours which source materials, operate in, and/or sell into their products, overseas markets.

The extent to which this conflict escalates to or involves other countries such as China, and the resulting impact of sanctions on the global market, including supply chain disruptions, shortage of energy supplies and raw materials, inflation, cyberwarfare, consumer confidence, and spending in the United States and other countries in which we operate, remains uncertain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing facility and corporate headquarters are located in Hopewell Junction, NY, where we lease approximately 63,000 square feet. The NY facility houses our equipment for OLED microdisplay fabrication, assembly operations, research and development, and product development functions. In November 2020, we entered into a new ten-year lease expanding our footprint from approximately 50,000 to 63,000 square feet, including an additional 7,910 square foot of space to be used as a class 10 clean room and additional storage space. The lease expires in 2031. Additionally, we have two five-year options to extend the lease as part of this agreement. In October 2021, the Company signed an additional two-year extension of the lease of approximately 2,000 square feet of office space for design and product development in Santa Clara, CA.

We believe our facilities are adequate for our current and near-term needs. We believe we will be able to renew these leases or obtain alternative spaces or additional spaces as necessary under acceptable terms. See Note 10 to the Consolidated Financial Statements included elsewhere in this report for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently a party to any material legal proceedings. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

In March 2019, we received a demand letter seeking payment of $0.9 million of outstanding invoices relating to purchased inventory from Suga Electronics Limited, or Suga, a contract manufacturer located in China, which manufactured product sold by our consumer night vision business. We responded to the demand letter and requested that Suga provide substantiation of purchased inventory. On August 1, 2019 we were notified by Suga that they intend to pursue arbitration. During September and October 2019, we held preliminary discussions with Suga to attempt to reach a settlement, however in November 2019 we received a formal request for arbitration which Suga filed with the International Chamber of Commerce or ICC. We retained local counsel in Hong Kong to represent it before the ICC and in December 2019 filed an answer to Suga’s request for arbitration including a counterclaim seeking repayment of amounts previously paid to Suga. An arbitrator was appointed and arbitral proceedings for the consideration of the claims and counterclaims began during 2021. The parties were permitted to settle at any point during the arbitration proceedings and the parties reached a tentative settlement in April 2021. On May 12, 2021 the parties executed settlement agreements and mutual releases from all claims in exchange for a payment of $0.6 million to Suga from the Company.

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

As of December 31, 2022, there were 129 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

There were no declared dividends in 2022 and 2021. Our ABL Facility restricts us from paying cash dividends while any obligations are outstanding under the facility. Subject to this restriction, any future decisions to pay cash dividends will be at the discretion of our Board of Directors. It is our current intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part IV, Note 14 of this Annual Report.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the year ended December 31, 2022.

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

Operating expenses for 2022, including R&D expenses, decreased approximately $1.3 million compared to 2021. The majority of the decrease was in R&D expenses due to increased activity in the prior year periods related to the development and qualification of our higher brightness XLE and dPd displays. SG&A expense increased compared to 2021, reflecting increases in legal costs and non-cash compensation.

We are continually making improvements in production processes; however until the equipment provided by the $39.1 million in government grants we were awarded in 2020 is fully operational, much of our equipment remains older, and malfunctions in single point of failure equipment have the potential to delay our production until repairs can be made. We experienced some equipment issues in 2021 that impacted revenues. Equipment purchased during 2021 and 2022 under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy. In September 2022, we obtained the AS9100 quality certification. AS9100 is an internationally recognized quality management system standard specific to the aerospace, aviation, and defense industries. The standard is widely supported and adhered to by major aerospace OEMs and is increasingly required by vendors within the supply chain.

Our backlog at December 31, 2022 was $14.8 million compared to backlog of $13.8 million at December 31, 2021. We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage. Our direct patterning equipment is operational. We have fabricated full color displays including our 4kX4k and

WUXGA displays, using our dPd tool, which was newly upgraded and installed during 2021. In July 2021, using our dPd technology we created full color WUXGA displays with a brightness of over 10,000 cd/m2 and exhibited these displays to industry analysts in October 2021. We continue our development work for a tier one consumer customer and are targeting similar levels of brightness on proof-of-concept displays using our full color dPd process.

Consumer, commercial (in which we include the medical and industrial sectors), and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd, we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. In July 2021, we achieved full color brightness levels of over 10,000 cd/m2 and expect to achieve a brightness level of over 22,000 cd/m2 ready for mass production of full color displays by 2024. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments. Our high resolution and low pixel pitch are also important to eliminate the “screen door” effect that comes with expanding lower resolution displays over wide fields of view.

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

Results of Operations

Comparative results of operations for the years ended December 31, 2022 and 2021 (in thousands):

Revenues

	Twelve Months Ended
	December 31,
	2022	2021	Change
Product	$28,844	$24,176	$4,668
Contract	1,687	1,870	(183)
Total revenue, net	$30,531	$26,046	$4,485

Total revenues increased $4.5 million to $30.5 million for the year ended December 31, 2022 compared to $26.0 million for the year ended December 31, 2021, representing a 17% increase.

Product revenues are comprised primarily of sales of displays as well as sales of other hardware. In 2022, product revenues increased $4.7 million to $28.8 million for the year ended December 31, 2022 from revenues of $24.2 million for the year ended December 31, 2021, representing a 19% increase. The increase in product revenues in 2022 was primarily due to increased military customers including shipments of displays used for night vision and thermal weapon sights, partially offset by a decrease in lower average selling price due to product mix.

In 2022, contract revenues decreased $0.2 million to $1.7 million for the year ended December 31, 2022 from revenues of $1.9 million for the year ended December 31, 2021, representing a 10% decrease. Contract revenues of $1.7 million in 2022 primarily reflected development associated with a high brightness display design for the Department of Defense and a proof of concept display for a tier one consumer company. Contract revenues of $1.9 million in 2021 primarily reflected development work for an advanced display design and proof of concept for a consumer AR/VR device. Contract revenues are milestone based and not uniformly distributed throughout the project duration.

Cost of Revenues

	Twelve Months Ended
	December 31,
	2022	2021	Change
Product	$19,372	$20,480	$(1,108)
Contract	835	973	(138)
Total cost of revenues	$20,207	$21,453	$(1,246)

Total cost of revenues is comprised of costs of product revenues and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues decreased by $1.2 million to $20.2 million for the year ended December 31, 2022 from $21.5 million for the year ended December 31, 2021.

Total cost of revenues as a percentage of revenues was 66% and 82%, respectively, for the years ended December 31, 2022 and 2021.

The decrease in product cost of goods sold for the year ended December 31, 2022 was primarily related to the impact of 2022 revenues from shipments of reclaimed displays with no associated year to date cost of revenue, as explained below.

The decrease in contract cost of goods sold for the year ended December 31, 2022, was due to the decrease in contract revenues related to the timing of activities under our development agreement with a tier-one consumer customer.

The following table outlines product, contract and total gross profit and related gross margins for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Twelve Months Ended
	December 31,
	2022	2021
Product revenues gross profit	$9,472	$3,696
Product revenues gross margin	33%	15%
Contract revenues gross profit	$852	$897
Contract revenues gross margin	51%	48%
Total gross profit	$10,324	$4,593
Total gross margin	34%	18%

Total gross profit is a function of revenues less cost of revenues. In 2022, total gross profit increased approximately $5.7 million or 124% from gross profit of $4.6 million in 2021. Total gross margin was 34% for the fiscal year ended December 31, 2022, up from 18% for the year ended December 31, 2021. Total gross profit and total gross margin for 2022 were positively impacted by successful qualification and sale of reclaimed displays that were previously written off because of an initial quality issue that was ultimately resolved. Total gross profit and total gross margin for 2022 do not reflect costs associated with the production of such reclaimed displays, as such costs were recorded in prior quarters. Sales of previously written off reclaimed displays had a positive effect on 2022 total gross profit in the amount of approximately $1.3 million. Excluding gross profits attributable to such previously written off products, our 2022 total gross profit would have been $9.0 million and our total gross margin would have been 30%. Although we may sell additional previously written off products in the future, the gross margin and yields may vary from 2022 levels.

Product revenue gross profit of 33% for the year ended December 31, 2022 increased from 15% in the prior year period due to the increased shipments of displays, combined with the favorable impact of price increases, the favorable impact of reclaimed displays that were previously written off, improvements in yields and increases in period costs capitalized into inventory due to increased production volumes.

Contract gross margin is dependent upon the mix of internal versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the year ended December 31, 2022, contract revenue gross profit was $0.9 million compared to $0.9 million for the prior year period. The slight decrease in contract revenue gross profit for the year ended December 31, 2022 primarily reflects the decrease in contract revenues.

Operating Expenses

	Twelve Months Ended
	December 31,
	2022	2021	Change
Research and development expense	$5,376	$6,976	$(1,600)
Percentage of net revenue	18%	27%
Selling, general and administrative expense	$7,883	$7,579	$304
Percentage of net revenue	26%	29%
Total operating expenses	$13,259	$14,555	$(1,296)
Percentage of net revenue	43%	56%

Research and Development Expenses

R&D expenses are company funded and are primarily comprised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expenses for the year ended

December 31, 2022 were $5.4 million as compared to $7.0 million for the year ended December 31, 2021, a decrease of $1.6 million. The decrease in R&D costs during 2022 reflects increased activity in prior year periods related to development of the high brightness XLE and dPd process and the allocation of current period costs to contract cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. SG&A expenses for the year ended December 31, 2022 were $7.9 million, as compared to $7.6 million for the year ended December 31, 2021 reflecting an increase in legal costs and non-cash compensation.

Other Income (Expense)

Other income (expense), net primarily consists of changes in the fair value of a warrant liability as well as interest expense and interest income on cash balances. Other income for the year ended December 31, 2022 was $1.8 million compared to other income of $4.8 million for the year ended December 31, 2021.

Income related to the change in fair value of warrant liability was $1.4 million for the year ended December 31, 2022 as compared to $3.2 million for the year ended December 31, 2021. This non-cash income in fiscal years 2022 and 2021 is associated with changes in the liability related to registered warrants issued in May 2017 and January 2018. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model. The remaining tranche of these warrants expire in January 2023.

In addition, during 2022 we recognized other income of $1.4 million which includes a $0.8 million refund for the employee retention credit, $0.3 million in deferred income related to assets provided under government grant programs and the related reimbursement of labor overhead charges incurred under these grant programs. Pursuant to our accounting policy, we reduce the deferred income – government awards liability to recognize income associated with these grants over depreciable lives of the assets purchased with the awards of $0.3 million.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes. During 2022, we qualified for the ERC for qualified wages paid during the quarter ended September 30, 2021. In the quarter ended December 31, 2022, we filed an amended payroll tax return and recorded an employee retention credit totaling $0.8 million, in Other Income on the Company’s consolidated statements of operations, as noted above. We are still awaiting payment from the Internal Revenue Service for the ERC claims.

Net interest expense for the year ended December 31, 2022 was $1.0 million, comparable to the year ended December 31, 2021.

Gain on forgiveness of debt

Gain on forgiveness of debt of $2.0 million for the year ended December 31, 2021, reflects indebtedness payable to the Small Business Administration that was forgiven during the three months ended March 31, 2021, pursuant to the terms of the Paycheck Protection Program and the CARES Act.

Income Tax Expense (Benefit)

For the years ended December 31, 2022 and 2021, we had no income tax expense. We have a full valuation allowance as we recognize the effect of income tax positions, which are more-likely-than-not of being sustained. We have determined that it was not likely that we will generate sufficient future taxable income to realize the deferred tax assets.

Net Loss

As a result of the above, net loss was approximately $1.1 million and $5.2 million for the fiscal years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had $4.3 million of cash and cash equivalents, working capital of $17.0 million and borrowing outstanding and borrowing availability under the ABL Facility of $1.0 million and $1.8 million, respectively. The $1.4 million decrease in cash was primarily due to cash used in operating activities of $3.5 million and investing activities of $19.2 million, offset by cash provided by financing activities of $20.9 million. The remaining decrease in cash was due to the decrease in restricted cash of $0.5 million.

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

On July 28, 2020, we received a $33.6 million award for the purchase of capital equipment over the next 33 months from the U.S. Department of Defense to sustain and enhance U.S. domestic capability for high resolution, high brightness OLED microdisplays that will be based on the our proprietary dPd. This investment is in addition to the $5.5 million award announced on June 11, 2020, under the IBAS Program for OLED Supply Chain Assurance and will be used to increase capacity and sustain operations at eMagin’s Hopewell Junction, New York headquarters.

We have committed the funds and ordered all equipment to be purchased under these programs, including a production capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of our AR/VR customers. As of December 31, 2022, we had taken delivery of seven pieces of production equipment and received $29.6 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors. Overall, we believe we remain on track and within requirements of the U.S. Defense Production Act Title III and IBAS funding grants.

For the year ended December 31, 2022, cash used by operating activities were $3.5 million, which was attributable to our net loss of $1.1 million and changes in operating assets and liabilities of $4.9 million and net non-cash expense of $2.4 million. For the year ended December 31, 2021, cash used by operating activities were $7.4 million, which was primarily attributable to our net loss of $5.2 million and the effect of net non-cash gain of $1.8 million and changes in operating assets and liabilities of $0.4 million.

For the years ended December 31, 2022 and 2021, cash used by investing activities were $19.2 million and $11.9 million, respectively, primarily due to equipment purchases for improving manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $16.4 million in 2022.

As of December 31, 2022, we had outstanding commitments to purchase approximately $0.6 million in capital expenditures, and expect to make additional capital expenditures during 2023 to improve our manufacturing and R&D capabilities. These commitments exclude $8.1 million expected to be purchased and funded by the DOD, as described above. Cash used in investing activities during the year ended December 31, 2021 was $10.5 million for grant equipment purchases.

For the year ended December 31, 2022, cash provided by financing activities was $20.9 million, including $16.2 million in proceeds from government grants, and public offering (ATM) proceeds of $5.8 million offset by net borrowings of $0.9 million under our ABL Facility and change in finance lease liabilities of $0.2 million. For the year ended December 31, 2021, cash provided by financing activities were $15.4 million, including $9.1 million in proceeds from government grants, and $6.4 million in proceeds from the exercise of warrants and employee stock options.

Going Concern

The consolidated financial statements included elsewhere in this report have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Our ABL Facility expires on December 31, 2023, and renews automatically for another year unless terminated pursuant to its terms. The ABL Facility agreement contains certain lenders remedies that give the bank the ability to impose discretionary reserves against our borrowing availability or terminate the facility upon events of default. Although our relationship with the lender is positive, there is no assurance the lender will renew or extend this facility or continue to make funds available during 2023 and beyond at present availability levels, or at all.

Due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under its ABL Facility, or continue to raise funds under our ATM facility, we may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Although demand for our products has remained steady, due to lingering supply chain issues caused in part by the COVID-19 Pandemic, and also inflationary pressures our ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs in certain of our raw materials. If these trends worsen or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

We have taken actions to increase revenues and to reduce expenses and is considering financing alternatives. Our plans with regard to these matters include the following actions:

•focus production and engineering resources on improving manufacturing yields and increasing production volumes;

•continue the Work Status Reduction program that began in October 2019 for certain members of senior management pursuant to which their work status is reduced by approximately 20%;

•continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel;

•reduce discretionary and other expenses;

•seek to enter new markets;

•sale of common shares under our ATM equity facility; and

•consider additional financing and/or strategic alternatives.

We are reassessing our business plan and forecasts over the next two years. Based on our known cash needs as of March 2023, and the anticipated availability of its ABL facility, we have developed plans to extend our liquidity to support its working capital requirements through the first quarter of 2024.

However, there can be no assurance that our plans will be achieved and we will be able to meet our financial obligations as they become due without obtaining additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date these financial statements were issued.

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

During 2022, we raised $5.8 million, net of offering expenses, through the sale of shares under the ATM facility. As of December 31, 2022, we had $2.4 million aggregate offering amount available under the ATM facility. We used and intend to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

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

The ABL Facility renewed on December 31, 2022 and will automatically renew on December 31, 2023 for a one-year term unless written notice to terminate the Financing Agreement is provided by either party.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of December 31, 2022, there were $1.0 million in net borrowings outstanding under the Financing Agreement, the interest rate was 10.5% and had unused borrowing availability of $1.8 million. We were in compliance with all financial debt covenants as of December 31, 2022.

Change in Control Agreements

The Company entered into change in control agreements with certain of its executive officers, non-executive officers and managers. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Dividends

In the years ended December 31, 2022 and 2021, no dividends were declared or paid. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes. Future decisions to pay cash dividends are at the discretion of our Board of Directors.

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

Refer to Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this report for further information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of eMagin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMagin Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring negative cash flows from operations, has suffered recurring losses from operations, and there is uncertainty regarding the Company’s ability to obtain additional capital or borrow under its asset-based lending facility. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contract Revenue and Cost Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company recognizes its contract revenues from certain research and development activities, amounting to $1,687,000 for the year ended December 31, 2022, over time for both firm fixed-price contracts and cost-type contracts. Progress and revenues from research and development activities relating to firm fixed-price contracts and cost-type contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on efforts expended to date relative to total efforts intended to be expended. Contract costs include all direct material, labor and subcontractor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. Any changes in estimate related to contract accounting are accounted for prospectively over the remaining life of the contract. Management exercises significant judgment in determining revenue recognition for these customer agreements as the estimate of the contract costs is critical to the recognition of revenue based under the input method.

We identified the Company’s revenue recognition of contract revenue and cost recognition as a critical audit matter because of the significant assumptions and judgments used by management in determining the estimated costs to be incurred throughout the customer contract. Auditing management’s estimation of cost recognition required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

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

•Selected a sample of customer agreements and performed the following procedures:

oReviewed the terms in the customer agreement and evaluated key contract terms, inclusive of project scope, key milestones and management’s budget for each contract.

oTested the completeness and accuracy of management’s calculation of progress toward completion to date by comparing actual costs incurred to date to source documents and recalculating revenue recognized based on actual costs incurred to date as a percentage of total estimated costs to determine the revenue recognition conclusions are reasonable.

oEvaluated management’s estimated cost budget for each selection compared to costs incurred to test amount to be recognized in accordance with management’s accounting policies.

Inventory Valuation

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated net inventories balance was $8,709,000 as of December 31, 2022. The Company’s inventories are stated on a standard cost basis adjusted to approximate the lower of cost (as determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The valuation of inventory requires management to perform complex manual calculations using significant assumptions, including estimates related to manufacturing yields and absorption rates.

We identified inventory valuation as a critical audit matter because of certain significant assumptions, judgments and manual calculations used by management in the calculation of standard cost basis. Auditing management’s assumptions was complex and required a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Company’s inventory valuation included the following, among others:

•Evaluated the Company’s significant accounting policies related to inventory valuation in accordance with the applicable accounting standards.

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

Stamford, Connecticut

March 10, 2023

eMAGIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,346	$5,724
Restricted cash	303	806
Accounts receivable, net	7,035	4,488
Account receivable-due from government awards	501	292
Unbilled accounts receivable	2,438	1,102
Inventories	8,709	7,632
Prepaid expenses and other current assets	594	691
Total current assets	23,926	20,735
Property, plant and equipment, net	49,099	30,483
Operating lease right - of - use assets	53	113
Intangibles and other assets	29	37
Total assets	$73,107	$51,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,077	$1,348
Accrued compensation	1,662	1,664
Revolving credit facility, net	1,037	1,974
Common stock warrant liability	—	1,374
Other accrued expenses	659	722
Deferred revenue	12	54
Operating lease liability - current	54	60
Finance lease liability - current	1,229	1,133
Other current liabilities	231	608
Total current liabilities	6,961	8,937
Other liability - long term	14	28
Deferred income - government awards - long term	28,729	12,458
Operating lease liability - long term	—	54
Finance lease liability - long term	13,608	11,647
Total liabilities	49,312	33,124

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,356) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,356 issued and outstanding as of December 31, 2022 and 5,659 issued and outstanding as of December 31, 2021.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 81,241,516 shares, outstanding 81,079,450 shares as of December 31, 2022 and issued 72,931,490 shares, outstanding 72,769,424 shares as of December 31, 2021.	80	72
Additional paid-in capital	282,582	275,936
Accumulated deficit	(258,367)	(257,264)
Treasury stock, 162,066 shares as of December 31, 2022 and December 31, 2021.	(500)	(500)
Total shareholders’ equity	23,795	18,244
Total liabilities and shareholders’ equity	$73,107	$51,368

See notes to Consolidated Financial Statements.

 eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Twelve Months Ended
	December 31,
	2022	2021
Revenues:
Product	$28,844	$24,176
Contract	1,687	1,870
Total revenues, net	30,531	26,046

Cost of revenues:
Product	19,372	20,480
Contract	835	973
Total cost of revenues	20,207	21,453

Gross profit	10,324	4,593

Operating expenses:
Research and development	5,376	6,976
Selling, general and administrative	7,883	7,579
Total operating expenses	13,259	14,555

Loss from operations	(2,935)	(9,962)

Other (expense) income:
Change in fair value of common stock warrant liability	1,374	3,248
Interest expense, net	(963)	(851)
Gain on forgiveness of debt	—	1,963
Other income, net	1,421	396
Total other income (expense)	1,832	4,756
Loss before provision for income taxes	(1,103)	(5,206)
Income taxes	—	—
Net Loss	$(1,103)	$(5,206)

Loss per share, basic	$(0.01)	$(0.07)
Loss per share, diluted	$(0.01)	$(0.12)

Weighted average number of shares outstanding:
Basic	75,637,340	71,899,057

Diluted	75,637,340	73,179,438

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	5,659	$—	68,890,819	$69	$268,729	$(252,058)	$(500)	$16,240
Exercise of common stock warrants	—	—	3,343,660	3	5,649	—	—	5,652
Exercise of options	—	—	446,551	—	725	—	—	725
Vesting of RSUs	—	—	16,667	—	—	—	—	—
Public offering of common shares, net of offering costs	—	—	233,793	—	183	—	—	183
Stock based compensation	—	—	—	—	650	—	—	650
Net loss	—	—	—	—	—	(5,206)	—	(5,206)
Balance, December 31, 2021	5,659	$—	72,931,490	$72	$275,936	$(257,264)	$(500)	$18,244
Vesting of RSUs	—	—	145,126	—	—	—	—	—
Public offering of common shares, net of offering costs	—	—	7,162,253	7	5,760	—	—	5,767
Conversion of preferred stock	(303)	—	1,002,647	1	(1)	—	—	—
Stock based compensation	—	—	—	—	887	—	—	887
Net loss	—	—	—	—	—	(1,103)	—	(1,103)
Balance, December 31, 2022	5,356	$—	81,241,516	$80	$282,582	$(258,367)	$(500)	$23,795

See notes to Consolidated Financial Statements.

eMAGIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,103)	$(5,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,825	2,815
Change in fair value of common stock warrant liability	(1,374)	(3,248)
Gain on forgiveness of debt	—	(1,963)
Stock-based compensation	887	650
Amortization of operating lease right-of-use assets	60	(63)
Changes in operating assets and liabilities:
Accounts receivable	(2,756)	1,547
Unbilled accounts receivable	(1,336)	(849)
Inventories	(1,077)	747
Prepaid expenses and other current assets	97	128
Deferred revenues	(42)	(371)
Operating lease liabilities	(60)	187
Accounts payable, accrued expenses, and other current liabilities	344	(1,805)
Net cash used in operating activities	(3,535)	(7,431)
Cash flows from investing activities:
Purchase of equipment	(2,757)	(1,420)
Purchase of equipment, government grant	(16,437)	(10,475)
Net cash used in investing activities	(19,194)	(11,895)
Cash flows from financing activities:
Borrowings (repayments) under revolving line of credit, net	(937)	99
Proceeds from public offering, net	5,767	183
Change in finance lease liabilities	(183)	(293)
Proceeds from government grant	16,201	9,064
Proceeds from warrant exercise	—	5,652
Proceeds from exercise of stock options	—	725
Net cash provided by financing activities	20,848	15,430
Net decrease in cash, cash equivalents, and restricted cash	(1,881)	(3,896)
Cash, cash equivalents, and restricted cash, beginning of period	6,530	10,426
Cash, cash equivalents, and restricted cash, end of period	$4,649	$6,530
Cash, cash equivalents, end of period	4,346	5,724
Restricted cash, end of period	303	806

Supplementary Cash Flow Information
Cash paid for interest	$963	$851
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$2,240	$263

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

Product revenue is generated primarily from contracts to produce, ship and deliver OLED microdisplays. For product shipped, the Company recognizes revenue at a single point in time when control and risk of loss transfers to our customer. Our customary terms are freight on board (“FOB”) our factory and control is deemed to transfer upon shipment. The Company has elected to treat shipping and other transportation costs charged to customers as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. As customers are invoiced at the time control transfers and the right to consideration is unconditional at that time, the Company does not maintain contract asset balances for product revenue. Additionally, the Company does not maintain contract liability balances for product revenues, as performance obligations are satisfied prior to customer payment for product. The Company offers a one year product warranty, for replacement of product only, and does not allow returns. The Company generally offers industry standard payment terms that typically require payment from our customers from 30 to 60 days after title transfers.

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

The following table provides a summary of the activity related to the Company's warranty liability, included in other current liabilities, during the years ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended
	December 31,
	2022	2021
Beginning balance	$519	$615
Warranty accruals and adjustments	(247)	(82)
Warranty claims	(58)	(14)
Ending balance	$214	$519

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

In 2021, in recognition of a shift in product demand toward larger, more complex displays yielding fewer die per wafer, we concluded that measuring output based on the number of wafers produced per quarter is an appropriate measure of production volume. We believe that fully allocating the overhead to work in process and finished goods inventories, results in more accurate inventory valuation and computation of costs of goods sold, in addition to providing better information to management in making pricing decisions. Under this methodology, overhead is fully allocated to products, resulting in an increase in standard costs and inventory values.

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

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. Impairment losses, if any, are recognized based on the excess of the assets' carrying amounts over their estimated fair values. No impairment loss was recognized on the Company’s long-lived assets during the year ended December 31, 2022.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent. Total intangible amortization expense was approximately $8 thousand for the years ended December 31, 2022 and 2021, respectively.

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

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. There was no advertising expense for the years ended December 31, 2022 and 2021.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share and share data) for the years ended December 31, 2022 and 2021:

	Twelve Months Ended
	December 31,
	2022	2021
Net (Loss) Income	$(1,103)	$(5,206)
Income allocated to participating securities	—	—
(Loss) income allocated to common shares	$(1,103)	$(5,206)

Change in fair value of warrant liability	$—	$(3,248)
Loss allocated to common shares - Diluted	$(1,103)	$(8,454)

Weighted average common shares outstanding - Basic	75,637,340	71,899,057
Dilutive effect of liability classified warrants	—	1,280,381
Weighted average common shares outstanding - Diluted(1)(2)	75,637,340	73,179,438

Net (loss) income per share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.12)

(1)For the year ended December 31, 2022, weighted average shares used for calculating basic and diluted earnings per share are the same as the inclusion of liability classified warrants, would be anti-dilutive to the earnings per share calculation.

(2)For the year ended December 31, 2021, weighted average shares used for calculating diluted earnings per share includes the effect of liability classified warrants as they have a dilutive effect on earnings per share.

The following table sets forth the potentially dilutive common stock equivalents for the years ended December 31, 2022 and 2021 that were not included in diluted EPS as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31,
	2022	2021
Restricted Stock Units	1,725,543	405,453
Options	3,048,725	3,712,868
Warrants	2,909,374	4,780,447
Convertible preferred stock	17,723,362	18,726,009
Total potentially dilutive common stock equivalents	25,407,004	27,624,777

Comprehensive Income (Loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss).

The Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss) for the years ended December 31, 2022 and 2021. Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for the periods presented.

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

The common stock warrant liability discussed in Note 12 is currently the only financial asset or liability recorded at fair value on a recurring basis, and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in current liabilities on the accompanying financial statements as of December 31, 2022, as the warrants are currently exercisable.

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2022	$1,374
Fair value of warrants issuance during period	—
Change in fair value of warrant liability, net	(1,374)
Balance as of December 31, 2022	$—

The fair value of the liability for common stock purchase warrants at December 31, 2022 was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. Inputs to the model at December 31, 2022 included remaining contractual terms of the warrants of 0.08 years, at a risk-free interest rate of 0%, with no expected dividends, and expected volatility of the price of the underlying common stock ranging of 0%.

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

For the year ended December 31, 2022, one customer of 17.8% accounted for over 10% of net revenues. As of December 31, 2022, the Company had accounts receivable balances from the one customer of 27.7%. For year ended December 31, 2021, there was one customer of 28.7%, who accounted for over 10% of net revenues. Accounts receivable balances from the one customer was 50.3%.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the year ended December 31, 2022, the Company incurred a net loss $1.1 million and used cash in operating activities of $3.5 million. As of December 31, 2022, the Company had $4.3 million of cash, $1.0 million of outstanding indebtedness and borrowing availability of $1.8 million under its ABL Facility.

The Company’s ABL Facility expires on December 31, 2023, and renews automatically for another year unless terminated pursuant to its terms. The ABL Facility agreement contains certain lenders remedies that give the bank the ability to impose discretionary reserves against our borrowing availability or terminate the facility upon events of default. Although our relationship with the lender is positive, there is no assurance the lender will renew or extend this facility or continue to make funds available during 2023 and beyond at present availability levels, or at all.

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Although demand for the Company’s products has remained steady, due to lingering supply chain issues caused in part by the COVID-19 Pandemic, and also inflationary pressures the Company’s ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends worsen or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. The Company’s plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue the Work Status Reduction program that began in October 2019 for certain members of senior management pursuant to which their work status is reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sell shares under it’s At the Market or ATM equity facility entered into in November 2021, and 7) consider additional financing and/or strategic alternatives.

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of March 2023, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the first quarter of 2024.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's accounts receivable, and it requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect this ASU to have a material impact on the consolidated financial statements.

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

Additional disaggregated revenue information for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Twelve Months Ended
	December 31,
	2022	2021
North and South America	$19,072	$16,148
Europe, Middle East, and Africa	10,008	8,180
Asia Pacific	1,451	1,718
Total	$30,531	$26,046

	Twelve Months Ended
	December 31,
	2022	2021
Military	$22,563	$17,320
Commercial, including industrial and medical	3,835	2,775
Consumer	323	1,796
Multiple	3,810	4,155
Total	$30,531	$26,046

Accounts Receivable from Customers

Accounts receivable, net of allowances, associated with revenue from customers were approximately $7.0 million and $4.5 million as of December 31, 2022 and 2021, respectively.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	December 31,	December 31,
	2022	2021

Unbilled Receivables (contract assets)	$2,438	$1,102

Deferred Revenue (contract liabilities)	$12	$54

During the years ended December 31, 2022 and 2021, the Company recognized $42 thousand and $0.4 million of revenue related to its contract liabilities that existed as of December 31, 2022 and 2021, respectively.

Remaining Performance Obligations.

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.5 million and $0.5 million. The Company expects to recognize $1.5 million of revenue relating to its remaining performance obligations over the next 12 months.

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

Pursuant to the preliminary Technology Investment Agreement the government provided when the award was announced, the Company expects that the government will own the related equipment purchases until the end of the 33-month contract period, at which point the Company can apply to take title. The Company began making payments to related equipment vendors during the fourth quarter of 2020. For accounting purposes the Company considers that it is probable that title will pass to the Company and accordingly will treat this award in a similar fashion as the IBAS award.

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of December 31, 2022, the Company has received $29.6 million for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of December 31, 2022, of $0.3 million are reflected in restricted cash on the accompanying balance sheet. Amounts due from the U.S. Department of Defense pursuant to invoices for capital equipment are presented on the balance sheet as accounts receivable – due from government awards. The total cumulative amount invoiced through the year ended December 31, 2022 of $29.6 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the year ended December 31, 2022 and 2021, the Company recognized deferred income related to certain overhead expenses reimbursed by government funds of $323 thousand and $255 thousand.

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

Note 5 – Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accounts receivable	$7,193	$4,627
Less allowance for doubtful accounts	(158)	(139)
Accounts receivable, net	$7,035	$4,488

Note 6 – Inventories, net

The components of inventories were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$3,497	$3,517
Work in process	3,496	2,149
Finished goods	2,103	2,363
Total inventories	9,096	8,029
Less inventory reserve	(387)	(397)
Total inventories, net	$8,709	$7,632

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Vendor prepayments	$379	$471
Other prepaid expenses	215	220
Total prepaid expenses and other current assets	$594	$691

Note 8 – Property, Plant and Equipment

Property, plant and equipment improvements consist of the following (in thousands):

	December 31,
	2022	2021
Computer hardware and software	$1,108	$1,008
Lab and factory equipment	22,301	21,100
Furniture, fixtures and office equipment	60	59
Finance lease - equipment	116	116
Finance lease - manufacturing facility	15,208	12,968
Construction in progress	1,108	1,088
Construction in progress - Gov't Award	27,152	10,716
Leasehold improvements	215	151
Factory Equipment - Gov't Award	2,541	1,170
Total property, plant and equipment	69,809	48,376
Less: accumulated depreciation and amortization	(20,710)	(17,893)
Property, plant and equipment, net	$49,099	$30,483

Depreciation and amortization expense was $2.8 million for years ended December 31, 2022 and 2021. Amortization expense was $650 thousand and $622 thousand for assets under finance leases for the years ended December 31, 2022 and 2021. During 2020, the Company expanded its manufacturing space and signed a 10-year renewal of the related lease agreement, with two five year options to renew. The present value of the related lease payment exceeded 90% of the fair value of the underlying asset, classifying this as a finance lease. Formerly, the lease was classified as an operating lease and right of use asset. In July 2022, the Company took possession of additional clean room and expansion space, as provided under the lease, and recorded a liability of approximately $2.2 million related to additional rental payments due under the lease.

Note 9 – Debt / Line of Credit

	December 31,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$1,037	$1,974

On December 21, 2016, the Company entered into an ABL Facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2 thousand. The Company is also obligated to pay the lender a monthly administrative fee of $1 thousand and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. As of December 31, 2022, the interest rate on outstanding borrowings was 10.5%. The ABL Facility renewed on December 31, 2022 and will automatically renew on December 31, 2023 for a one-year term unless written notice to terminate the agreement is provided by either party. In conjunction with entering into the financing, the Company incurred $0.2 million of debt issuance costs including lender and legal costs that were amortized over the original three-year term of the ABL Facility. The ABL Facility agreement contains certain lenders remedies that upon events of default, give the bank the ability to terminate the facility before the scheduled maturity date. Accordingly, the Company classifies borrowing under the ABL Facility as current liabilities on the accompanying Consolidated Balance Sheet.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of December 31, 2022, the Company had unused borrowing availability of $1.8 million and was in compliance with all financial debt covenants.

For the years ended December 31, 2022 and 2021, interest expense incurred was approximately $83 thousand and $58 thousand on outstanding ABL Facility debt.

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

The components of lease expense were as follows (in thousands):

	Twelve Months Ended
	December 31,
	2022	2021
Finance Lease Cost:
Amortization of right-of-use assets	$650	$622
Interest on lease liabilities	887	793
Operating lease cost	65	62
Total Lease Cost	$1,602	$1,477

Cash paid for amounts included in the measurement of lease liabilities:
Principal payments on operating lease liabilities	$60	$187
Principal payments on finance lease liabilities	$183	$293
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,240	$263
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

	December 31, 2022	December 31, 2021
Finance lease right-of-use assets	$13,908	$12,318
Operating lease right-of-use assets	$53	$113
Finance lease liability, current	$1,229	$1,133
Finance lease liability, non-current	$13,608	$11,647
Operating lease liabilities, current	$54	$60
Operating lease liabilities, non-current	$-	$54
Weighted average remaining lease terms - finance leases	20.00 years	20.58 years
Weighted average remaining lease terms - operating leases	.83 years	1.83 years
Weighted average discount rate - finance leases	6.94%	6.42%
Weighted average discount rate - operating leases	6.48%	7.75%

Future annual minimum lease payments and finance lease commitments as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$55	$1,229
2024	—	1,229
2025	—	1,229
2026	—	1,229
2027	—	1,269
Thereafter	—	21,345
Total undiscounted future minimum lease payments	55	27,530
Less imputed interest	(1)	(12,693)
Lease liability	$54	$14,837

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

Net loss before income taxes consists of the following (in thousands):

	For the Years Ended
	December 31,
	2022	2021
Domestic, current	$(1,103)	$(5,206)
Total	$(1,103)	$(5,206)

The tax effects of significant items comprising the Company’s deferred taxes are as follows (numbers are in thousands):

	For the Years Ended
	December 31,
	2022	2021
Deferred tax assets:
Federal and State Net Operating Loss Carryforwards	$16,555	$22,578
Research and Development Tax Credit Carryforwards	2,341	2,237
Stock based compensation	1,946	1,665
Other provision and expenses not currently deductible	7,912	4,448
Total deferred tax assets	28,754	30,928
Deferred tax liabilities:
Depreciation and amortization	427	(507)
Prepaid expenses	11	(7)
Total deferred liabilities	438	(514)
Less: valuation allowance	(29,192)	(30,414)
Net deferred tax asset	$—	$—

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

As of December 31, 2022, the Company’s deferred tax assets were generated primarily from the federal and state net operating loss, stock based compensation, research and development tax credits and other provision and expenses not currently deductible. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against the deferred tax assets at December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had net deferred tax assets before its valuation allowance of $29.2 million and $30.4 million, respectively.

During the year ended December 31, 2022, the Company did not utilize its prior years’ net operating loss carryforwards and the net operating loss of $11.8 million that originated in 2002, expired. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $76.5 million and federal research and development tax credit carryforwards of $2.3 million. Pursuant to provisions of the 2017 Tax Cut and Jobs Act, the net operating losses originating in years subsequent to 2017 totaling $15.8 million can be carried forward indefinitely but limited to 80% of taxable income in the year of utilization.

The federal net operating losses and tax credit carryforwards will expire as follows (in thousands):

	Net	Research and
	Operating	Development
	Losses	Tax Credits

2019-2020	$-	$-
2021-2024	-	-
2025-2037	60,704	2,341
No Expiration	15,758	-
	$76,462	$2,341

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	For the Years Ended
	December 31,
	2022	2021
U.S. Federal income tax benefit at federal statutory rate	21%	21%
Change in valuation allowance	111	67
Permanent differences	26	21
NOL Expiration - 1998	(267)	(115)
Other, net	109	6
Effective tax rate	-%	-%

The Company did not have unrecognized tax benefits at December 31, 2022 and 2021. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties.

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

The following table sets forth the Company’s outstanding common stock warrants as of December 31, 2022:

	Issued	Outstanding	Exercise Price	Expiration
2018 Warrant Issuance (1)	4,004,329	2,909,374	1.55	Jan 2023
2019 Warrant Issuance (2)	6,000,000	3,000,000	0.78	Oct 2024
		5,909,374

(1)Warrants are subject to liability accounting

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

Based on the Black Scholes method the fair value of the Company’s warrants are as follows (in thousands):

	December 31,	December 31,
	2022	2021
2018 January and February Issuance
Fair Value	$—	$1,355

2017 May Issuance (1)
Fair Value	—	19
	$—	$1,374

(1)Warrants from the 2017 May Issuance expired on May 24, 2022.

	Twelve Months Ended
	December 31,
	2022	2021
Change in Fair Value of common stock warrant liability (1)	1,374	3,248

(1)The combined changes in fair value is reflected as income from change in the fair market value of common stock warrant liability.

Note 13 – Shareholders’ Equity

Preferred Stock - Series B Convertible Preferred Stock (“the Preferred Stock – Series B”)

The Company has designated 10,000 shares of the Company’s preferred stock as Preferred Stock – Series B at a stated value of $1,000 per share. The Preferred Stock – Series B was initially convertible into common stock at a conversion price of $0.75 per share, subject to adjustment if the Company conducts an equity offering priced below that amount. Pursuant to this provision, the conversion price was reduced to $0.3022 per share in December 2019. At the current conversion price, the Series B Preferred Stock is convertible into 17,723,362 shares of the Company common stock and votes on an as converted basis with the common stock. The holders of the Preferred Stock – Series B are not entitled to receive dividends unless the Company’s Board of Directors declare a dividend for holders of the Company’s common stock and then the dividend shall be equal to the amount that such holder would have been entitled to receive if the holder converted its Preferred Stock – Series B into shares of the Company’s common stock. In the event of a liquidation, dissolution, or winding up of the Company, the Preferred Stock – Series B is entitled to receive liquidation preference before the Common Stock. The Company may at its option redeem the Preferred Stock – Series B by providing the required notice to the holders of the Preferred Stock – Series B and paying an amount equal to $1,000 multiplied by the number of shares for all of such holder’s shares of outstanding Preferred Stock – Series B to be redeemed.

As of December 31, 2022 and 2021, there were 5,356 shares and 5,659 shares of Preferred Stock – Series B issued and outstanding.

Common Stock

Common shares issued due to option and warrant exercises, vesting of restricted stock units, public offering of common shares, and conversion of preferred stock (dollar amounts in thousands):

	Twelve Months Ended
	December 31
	2022	2021
Shares issued due to Options exercised	-	446,551
Proceeds	$-	$725

Shares issued due to Warrants exercised	-	3,343,660
Proceeds	$-	$5,652

Shares issued due to Restricted Stock Unit Vesting	145,126	16,667
Proceeds	$-	$-

Pursuant to ATM Financing	7,162,253	233,793
Proceeds	$5,767	$183

Pursuant to conversion of preferred stock	1,002,647	-
Proceeds	$-	$-

Equity Issuances

On June 10, 2020, the Company filed a prospectus supplement to update and amend the aggregate amount of shares it may sell pursuant to the At Market Offering Agreement, dated November 22, 2019, as amended from time to time, between the Company and H.C. Wainwright & Co., LLC.

On November 18, 2021 the Company entered into an ATM offering agreement with H.C. Wainwright & Co., LLC, or Wainwright, relating to sales of shares of its common stock under a new ATM facility. On November 18, 2021 the Company also filed a prospectus supplement to allow the sale of shares of its common stock having an aggregate offering price of up to $10.0 million under the new ATM facility. During the year ended December 31, 2022 and 2021, the Company raised $5.8 million and $0.2 million, net of offering expenses, through the sale of shares under the new ATM facility.

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

Stock Option Summary

A summary of the Company’s stock option activity for the year ended December 31, 2022 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,712,868	$1.81
Options granted	270,000	0.73
Options exercised	—	—
Options forfeited	(5,000)	0.40
Options cancelled or expired	(517,985)	3.33
Outstanding at December 31, 2022	3,459,883	$1.50	3.33	$341,162
Vested or expected to vest at December 31, 2022 (1)	3,458,677	$1.50	3.33	$341,018
Exercisable at December 31, 2022	3,324,882	$1.53	3.08	$324,962

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

At December 31, 2022, there were 2,967,099 shares available for grant under the 2019 Employee and Consultant Plan and 1,370,000 shares available under the 2019 Non - Employee Director Incentive Plans. There are no shares available for grant under older plans.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock on December 31, 2022 for the options that were in-the-money. As of December 31, 2022 there were 1,224,638 options that were in-the-money. The Company’s closing stock price was $0.85 as of December 31, 2022. The Company issues new shares of common stock upon exercise of stock options. There aggregate intrinsic value of options exercised was $- for the year ended December 31, 2022.

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Twelve Months Ended
	December 31,
	2022			2021
Dividend yield			0%			0%
Risk free interest rates	3.24	-	3.25%	0.89	-	0.95%
Expected volatility	79.3	to	83.0%	75.9	to	79.0%
Expected term (in years)	5.0	to	5.5	5.0	to	5.5

The weighted average fair value per share for options granted in 2022 and 2021 was $0.49 and $2.21, respectively.

There were no dividends declared or paid in 2022 or 2021. The Company does not expect to pay dividends in the near future. Therefore, the Company used an expected dividend yield of 0%. The risk-free interest rate used in the Black-Scholes option pricing model is based on an applicable yield available at the date of the option grant on U.S. Treasury securities with an equivalent term. Expected volatility is based on the weighted average historical volatility of the Company’s common stock for the equivalent term. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Restricted Stock Units (“RSU”) Summary

A summary of the Company’s stock option activity for the year ended December 31, 2022 is presented in the following table:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding at December 31, 2021	405,453	103,047	$3.52	$3.60
Granted	1,234,424	414,905	0.83	0.82
Vested and settled	(117,332)	—	3.51	—
Forfeited	(99,866)	(81,078)	2.42	2.14
RSU's outstanding at December 31, 2022	1,422,679	436,874	$1.26	$1.23

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

The following table summarizes the allocation of non-cash stock-based compensation to the Company’s expense categories for the years ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended
	December 31,
	2022	2021
Cost of revenues	$123	$62
Research and development	389	138
Selling, general and administrative	375	450
Total stock compensation expense	$887	$650

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Twelve Months Ended
	December 31,
	2022	2021
Stock options	$223	$369
Restricted Share Units	664	281
Total stock compensation expense	$887	$650

At December 31, 2022, total unrecognized compensation costs related to stock options and RSUs was approximately $29 thousand and $1.6 million, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.4 years and approximately 2.1 years, respectively.

Note 15 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $0.6 million at December 31, 2022.

In addition, through December 31, 2022, the Company has committed to equipment to be purchased under government awards of $8.1 million.

Employee benefit plans

The Company’s U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after five years of service. The Company matches employee contributions of 50% up to a maximum of 3% of qualified compensation. The Company’s contributions were $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

Remediation of Material Weakness identified as of September 30, 2022 in Internal Control over Financial Reporting

As previously disclosed in Part I, item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we identified a material weakness in internal control over financial reporting related to complex and non-routine transactions. Management did not identify a material misstatement within its consolidated financial statements in any prior filed Annual Report on Form 10-K or quarterly report on Form 10-Q as a result of the material weakness. During 2022, we commenced a remediation plan with the goal of remediating the material weakness as soon as possible. In carrying out the remediation plan, management modified existing key controls at a sufficient level of precision to identify, discuss, and address any complex or non-routine transactions. During the fourth quarter of 2022, we completed our testing of these controls to verify that such controls are operating effectively and at a sufficient level of precision.

We believe that our remediation actions completed during 2022 significantly improved our internal control over financial reporting, and the material weakness reported as of September 30, 2022 has been fully remediated as of December 31, 2022.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Report.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting related to the calculation of diluted earnings per share for the year-ended December 31, 2022. In connection with management’s review of internal control over financial reporting as of December 31, 2022, it concluded that it did not operate and maintain controls at a sufficient level of precision to accurately calculate the year-to-date diluted earnings per share. Accordingly, management has concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within its financial statements in this or any previously filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K as a result of the material weakness.

Remediation Steps to Address the Material Weakness

The Company has commenced its remediation plan with the goal of remediating this material weakness as soon as possible, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing, although the Company cannot estimate when the remediation will be completed. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management plans to document key controls over earnings per share calculations and modify existing controls as necessary to ensure they operate at a sufficient level of precision.

During the remediation of the above material weakness, the Company may decide to modify other internal controls to further strengthen its overall internal control environment.

Management’s Assessment

As of December 31, 2022, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, as noted above, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as communicated to the Audit Committee.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be incorporated herein by reference from the sections captioned "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on June 21, 2023, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 (the "2023 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be incorporated herein by reference from the sections captioned "Compensation of Directors", "Elements of Executive Compensation", "Summary Compensation Table", and "Outstanding Equity Awards Table" in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be incorporated herein by reference in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be incorporated herein by reference from the sections captioned "Transaction with Related Persons" in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be incorporated herein by reference from the section captioned "Audit Fees" in the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

Consolidated Balance Sheets at December 31, 2022 and 2021.

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021.

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

10.13

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2023.

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 10, 2023, on behalf of the registrant and in the capacities Indicated.

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