Form 10-K/A
period 2022-12-31
EMAGIN CORP
filed 2023-05-01
CIK 1046995

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

The number of shares of common stock outstanding as of April 27, 2023 was 83,041,694.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”) of eMagin Corporation filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023. In this Amendment No. 1, unless the context indicates otherwise, the designations “eMagin,” the “Company,” “we,” “us” or “our” refer to eMagin Corporation and its wholly owned subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2022 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2022 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2022 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2022 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 10, 2023 filing of the 2022 Annual Report or modify or update the disclosures contained in the 2022 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2022 Annual Report and our other filings with the SEC.

eMAGIN CORPORATION

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Name	Age	Position
Eric Braddom(1)(3)	54	Director
Paul Cronson(2)(3*)	66	Director
Ellen Richstone(1*)(2)	71	Director
Andrew G. Sculley	72	Chief Executive Officer and Director
Brig. General Stephen M. Seay, U.S. Army (Ret.)(1)(2*)(3)	76	Director
Dr. Jill J. Wittels	73	Director, Chair of the Board

* Committee Chair

(1)Audit Committee

(2)Governance & Nominating Committee

(3)Compensation Committee

Eric Braddom	Director since 2018

Eric Braddom has served as a director since October 2018. Mr. Braddom is currently the Vice President of Product Management, Imaging, at SRI International. Prior to that, he was the General Manager, Augmented and Virtual Reality Solutions, at Flex Ltd. Prior to joining Flex in 2015, he was the Vice President of Strategy within the Consumer Solutions division at TE Connectivity, formerly Tyco Electronics, where he worked with the executive team to manage and grow the $800 million consumer devices business. Previously, Mr. Braddom spent two years at Freescale Semiconductor as Director of Global Marketing for the eReaders consumer segment and 12 years at Texas Instruments in positions of increasing responsibility, focused primarily on the Digital Light ProcessingTM display business, including starting operations in Shanghai and Taiwan. Mr. Braddom received an M.B.A. from the University of Texas and a B.S. degree in electrical engineering from Washington University in St. Louis. Mr. Braddom’s business and management experience in technology and manufacturing led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Paul Cronson	Director since 2003

Paul Cronson has served as a director since July of 2003. He is a founder and Managing Director of Larkspur Capital, a broker dealer that is a member of FINRA and advises companies seeking private equity or debt. He received his B.A. from Columbia College in 1979 and his M.B.A. from Columbia University School of Business Administration in 1982. From 1979 to 1986, Mr. Cronson worked with several financial institutions including Laidlaw, Adams Peck in New York, as well as Samuel Montagu Co., Inc. and Chase Investment Bank Ltd in London. Upon returning to the United States Mr. Cronson joined Peter Sharp Co., where he managed a real estate portfolio, structured financings and assisted with capital market investments. In 1992, he formed Larkspur Capital Corporation. Mr. Cronson represents the Managing Member of Georgetown Investors 1 and Georgetown Investors 2, both investment partnerships with primary holdings in real estate in New York, Chicago, Los Angeles, Washington DC and Columbus. Mr. Cronson serves as a trustee on the boards of the California Institute of the Arts (CalArts) the Park Avenue Armory, the Solomon R Guggenheim Foundation (the Guggenheim Museum in New York) and the Evelyn Sharp Foundation and is a member of the advisory board for the Rand Center for Global Risk and Security. Mr. Cronson’s extensive experience in the financial services industry and board service make him qualified to serve on the Board of Directors.

Ellen Richstone	Director since 2014

Ellen Richstone has served as a director since July 2014. Ms. Richstone served as the Chief Financial Officer of several public and private companies between 1989 and 2012, including Rohr Aerospace, a Fortune 500 company. From 2002 to 2004, Ms. Richstone was the President and Chief Executive Officer of the Entrepreneurial Resources Group. From 2004 until its sale in 2007, Ms. Richstone served as the financial expert on the board of directors of American Power Conversion, an S&P 500 company. Ms. Richstone currently also serves on the board of directors of Superior Industries, Orion Energy Systems and Cognition Therapeutics, Inc. She also sits on the board of the National Association of Corporate Directors (“NACD”) in New England, as well as other non-profit organizations, and became a NACD Leadership Fellow in January 2018. In April 2013, Ms. Richstone was given the first annual Distinguished Director Award from the Corporate Directors Group. Ms. Richstone graduated from Scripps College in Claremont, California and holds graduate degrees from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Richstone also completed the Advanced Professional Certificate in Finance at New York University’s Graduate School of Business Administration and attended the Executive Development program at Cornell University’s Business School. Ms. Richstone holds an Executive Master’s Certification in director governance from the American College of Corporate Directors. Ms. Richstone’s broad industry experience in technology and corporate governance expertise led to the conclusion that she should serve on the Board of Directors, given the Company’s business and structure.

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

Brigadier General Stephen M. Seay, U.S. Army (Ret.) began service as a director in January 2006. In March 2016, Brig. General Seay became Director, Leadership and Career Development Strategies, in the Department of Athletics, at the University of Central Florida (“UCF”). His responsibilities include resource development, mentor, coach and adviser to student athletes, and students, in career development opportunities in academia, government and industry, leading toward a successful career upon graduation. Additionally, in 2016, Brig. General Seay was selected to join the Proxy Board of Quantum 3D, Government Systems, Milpitas, CA. He founded Seay Business Solutions, LLC, a Florida veteran-owned small business, in 2006, specializing in providing assistance to entrepreneurs, as well as large and small businesses, focused on high technology solutions for defense and commercial markets. Brig. General Seay provides expertise in high technology operational and integrated modeling, simulation, training and education, including virtual and augmented reality systems, mission command, cyber operations, strategic planning, resource management/allocation/analysis, operations research and system life cycle planning, programming, execution, sustainment and life cycle system design. He held a wide variety of command and staff positions during his over 33 year Army career, culminating as the Commanding General, Joint Contracting Command-Iraq/Head of Contracting Authority, Operation Iraqi Freedom (2004-2005) and Program Executive Officer, Simulation, Training and Instrumentation (PEO STRI) from 2000-2005. He performs corporate and independent director responsibilities as a member of strategy, audit, compensation, finance, governance and executive committees. Brig. General Seay is the senior mentor/advisor for Talon Simulations, LLC, an entrepreneurial Florida small business, UCF graduate degree program and National Science Foundation grant awardee, TiTenn, LLC, also an entrepreneurial Florida small business spinout from UCF College of Engineering and Computer Science, and Walk On Nation, LLC, an entrepreneurial spinout from the UCF Department of Athletics, specializing in professional development training for high school and college student-athletes. Brig. General Seay received his B.S. from the University of New Hampshire, where he was a three-sport student-athlete, and an M.S. from North Carolina State University. He taught Chemistry and coached Division I lacrosse at the United States Naval Academy. Mr. Seay’s Army operational experience, coupled with his business and technical experience led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Jill J. Wittels	Director since 2011

Dr. Wittels has served as a director and Chair of the Board of Directors since August 2011. She served on the Board of Directors previously from 2003 to 2006. Dr. Wittels is currently the principal in Sostenuto Strategic Advisors, in which capacity she consults on business strategy and serves as a strategy advisor. In October 2017 she helped found Route Dynamics Corp, which subsequently was renamed Nexteon Technologies, Inc. Initially she served as the President and COO, moving to CEO and COO in Feb of 2022. She has served as a Director since the company's inception. She served on the Board of Overseers of the Fermi National Accelerator Laboratory, a laboratory of the U.S. Department of Energy Office of High Energy Physics, from June 1995 through June 2011 and from 2013 to 2014. From February 2001 until July 2011, Dr. Wittels was Corporate Vice President, Business and Technology Strategy of L-3 Communications. Her responsibilities at L-3 included strategies for growth, oversight of R&D, diligence support for M&A, and cross-company business development coordination. From 1979 to 2001, she held a variety of positions with BAE Systems North America, including Division Vice President and General Manager, Acting President and Vice President of Engineering. She served on the board of Innovative Micro Technologies, Inc. from 2002 through July, 2011 and on the board of Millivision, Inc. from 2002 to 2006. Dr. Wittels holds a B.S. and a Ph.D. in physics, both from the Massachusetts Institute of Technology. Dr. Wittels’ business management experience, her scientific knowledge, her knowledge of the Company, and her experience in developing strategy and strategic alliances led to the conclusion that she should serve on the Board of Directors, given the Company’s business and structure.

(b) Identification of Executive Officers

Name	Age	Position
Andrew G. Sculley	72	Chief Executive Officer
Mark A. Koch	64	Chief Financial Officer
Amalkumar Ghosh	68	Chief Operating Officer
Olivier Prache	63	Senior Vice President, Product Development

Andrew G. Sculley became the Company’s Chief Executive Officer and President on June 1, 2008 and continues to serve as the Chief Executive Officer. Effective October 4, 2018, Mr. Sculley resigned from his role as President. Mr. Sculley was appointed to the Board of Directors on November 2, 2009. Mr. Sculley served as the General Manager of Kodak’s OLED systems business unit and Vice President of Kodak’s Display Business from 2004 to 2008. From 2003 to 2006, he served on the board of directors of SK Display, a joint venture between Sanyo and Kodak. From 1996 to 2001, Mr. Sculley served as the Manager of Operations, Chief Financial Officer and member of the board of directors of Kodak Japan Ltd., where he managed distribution, information technologies, legal, purchasing and finance. Previously, he held positions in strategic planning and finance in Eastman Kodak Company. Mr. Sculley holds an M.B.A. from Carnegie-Mellon University and an M.S. in physics from Cornell University. He attended Harvard University’s International Senior Management Program while an executive at Kodak.

Mark Koch was appointed Chief Financial Officer effective, July 1, 2021, after previously serving as the Acting Chief Financial Officer since February 1, 2020, and as eMagin’s Vice President of Finance since October 2018, and Corporate Controller since March 2016. He has been a financial executive and consultant for over 25 years. He joined eMagin from the Turtle Beach Corporation, an audio technology company providing gaming headsets, where he was the corporate controller. Previously, Mr. Koch was a consultant with Tatum, an executive talent and strategic consulting firm providing c-suite solutions. Mr. Koch was the principal accounting officer of Del Global Technologies Corp, a medical imaging manufacturer with international operations. Mr. Koch has also served as the corporate controller of SEMX Corporation a manufacturer of specialty materials and thermal management solutions. He holds a B.S. from Manhattan College and is a Certified Public Accountant.

Dr. Amalkumar Ghosh was appointed Chief Operating Officer effective February 1, 2020. Dr. Ghosh was our Chief Technology Officer from September 30, 2018 until February 1, 2020. Dr. Ghosh was appointed Senior Vice President of Research and Development in April 2009 after serving as Vice President of OLED Research and Development at the Company since 2005. He is responsible for new microdisplay technology development, government programs, intellectual property and manufacturing process engineering. Dr. Ghosh has more than 30 years of leading industrial research and development experience. From 2002 to 2005, he was at Eastman Kodak Company where he played a key role towards OLED display technology development. From 1995 to 2002, he was employed by the Company. His work during this period laid the foundations for OLED microdisplay technology. From 1985 to 1995, he was with IBM Corporation where he was a leader in various aspects of semiconductor and LCD display technologies. He has many publications and patents to his credit and has received numerous awards and recognitions from the Society for Information Display, including being nominated a Fellow of the Society. Dr. Ghosh was the President of the Society for Information Displays from 2014 to 2016. Currently, he is a board director for the Society. Dr. Ghosh earned B.Sc. and M.Sc. degrees in physics from Poona University and a Ph.D. degree in physics from Massachusetts Institute of Technology.

Olivier Prache was appointed Senior Vice President, Product Development in September 2012. His current responsibilities encompass managing OLED product development and product engineering. In addition he is serving as interim VP of Operations, since March 2023. He served as Senior Vice President of Display Operations and Development from 2005 to 2012, after overseeing microdisplay product development at the Company since 1995 when he joined the Company’s predecessor, FED Corporation. Mr. Prache was employed by Philips-LCOS from 2002 until 2004 when he rejoined the Company. Prior to joining the Company’s predecessor in 1995, he worked for Pixtech in France and OIS Optical Imaging Systems in Troy, Michigan. He earned an M.S. degree in electronics from E.N.S.E.R.G., in Grenoble, France in 1983.

(c)   Identification of Certain Significant Employees

Not applicable.

(d) Family Relationships

There are no family relationships among our executive officers and directors.

(e) Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), "Identification of Directors" and Part III, Item 10(b), "Identification of Executive Officers," respectively, of this Amendment No.1.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Exchange or subject to Section 15 of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), "Identification of Directors" of this Annual Report on Form 10- K/A.

(f) Involvement in Certain Legal Proceedings

Pursuant to an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Exchange Act Making Findings, and Imposing a Cease-and-Desist Order and Civil Penalty dated September 10, 2014 (the “Order”), the entry to which Mr. Cronson consented, the SEC found that Mr. Cronson had violated Section 16(a) of the Exchange Act and Rule 16a-3 promulgated thereunder by virtue of having failed to timely file a Form 4 reporting transactions in our Company’s securities on numerous occasions during the calendar years 2010 through 2013. The SEC ordered Mr. Cronson to (i) cease and desist from committing or causing any future violations Section 16(a) of the Exchange Act and Rule 16a-3 promulgated thereunder, and (ii) pay a civil money penalty in the amount of $47,250. Other than the foregoing, there are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

 (g) Promoters and Control Persons

 Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.emagin.com. During 2022, members of the Audit Committee were Ellen Richstone (Chair), Stephen M. Seay, and Eric Braddom. The Board of Directors has determined that Ms. Richstone qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Ms. Richstone’s level of knowledge and experience based on a number of factors, including her prior experience as the chief financial officer of public companies, her experience and education in finance and her business experience. Ms. Richstone simultaneously serves on the audit committees of more than three public companies, and the Board of Directors has determined that her simultaneous service on the audit committees of other public companies does not impair her ability to effectively serve on the Audit Committee. During 2022, the Audit Committee held eight meetings in person or through conference calls.

(j) Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during fiscal year 2022.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer and principal accounting officer. The Code of Ethics and Business Conduct is posted on our website at http://www.emagin.com.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Objectives

The objectives of our compensation program are as follows:

•	Attract, hire and retain well-qualified executives.
•	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common stock.

Compensation Setting Process

Role of Compensation Committee.  The role of the Compensation Committee is to oversee the Company’s executive compensation strategy, oversee the administration of its executive compensation and its equity-based compensation plans, review and approve the compensation of the Company’s Chief Executive Officer, and other executive officers and managers, and oversee the compensation of the Company’s Board of Directors. The Compensation Committee is comprised exclusively of independent outside directors and includes members with executive-level experience in other companies. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

Role of Compensation Consultant.  The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. The Company engaged the Aon plc in March 2022 to provide guidance on equity compensation for Board members and to perform an assessment of an equity based-strategic incentive program for senior management.

Role of Management. In setting compensation for 2022, our Chief Executive Officer worked closely with the Compensation Committee and attended the meetings of the Compensation Committee. Our Chief Executive Officer made recommendations to the Compensation Committee regarding compensation of our executive officers other than himself. No executive officer participated directly in the final deliberations regarding his own compensation package.

Use of Comparative Market Data. The Compensation Committee approved the 2022 peer group consisting of the following 17 companies. These companies were selected as peers based on their being in a similar industry, primarily manufacturers of electronic components or electronic equipment and instruments, and of a generally similar size, based mainly on revenue.

Clearfield, Inc.	Micropac Industries Inc.
Digital Ally Inc.	Microchip Technology, Inc.
Inrad Optics Inc	Microvision Inc.
Intricon Corporation	Murata Manufacturing Co. Ltd.
Genasys Inc.	NVE Corporation
Kopin Corporation	SPI Energy Co., Ltd.
LightPath Technologies Inc.	The LGL Group, Inc.
Luna Inc.	Universal Display Corporation
Mercury Computer Systems, Inc.

Elements of Executive Compensation

The compensation level of our executives generally reflects their level of experience and is designed to provide an incentive to positively affect our future operating performance and stockholder value.

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

Mr. Sculley’s base salary was decreased in 2019 from $418,000 to $352,000 due to the Work Status Reduction (defined below) and has since remained at the same level. Mr. Koch’s base salary was increased from $235,000 to $250,000 upon his appointment as Chief Financial Officer effective July 1, 2021 and has since remained at the same level. Dr. Ghosh’s annual base salary was reduced in 2019 from $355,000 to $284,000 due to the Work Status Reduction. In January 2020, Dr. Ghosh’s annual base salary was increased to $300,000 upon his appointment as Chief Operating Officer and has since remained at the same level. Amounts reported in the 2022 Summary Compensation Table below reflect actual cash compensation paid and may differ slightly from these rates due to the timing of payroll dates in each period, and the timing of payroll increases.

Work Status Reduction. Effective October 14, 2019, pursuant to a work status reduction adopted by the Company (the “Work Status Reduction”), the work status of both Mr. Sculley and Mr. Ghosh was reduced by twenty percent (20%). The work status of certain vice presidents of the Company has also been reduced pursuant to the Work Status Reduction by either twenty percent (20%) or ten percent (10%). The Company has implemented the Work Status Reduction as a cost savings measure. The Work Status Reduction has no effect on the hourly rate of salary applicable to the named executive officers (or the vice presidents subject to the Work Status Reduction) or the benefits provided for under such executive officers’ (or such vice presidents’) Change in Control Agreements. See “Change in Control Agreements” below for a summary of the material terms of the Change in Control agreements with our named executive officers.

Equity.  Part of the compensation paid to our executives has historically been in the form of equity, which, through the end of calendar year 2020, was exclusively in the form of stock option grants. The stock option exercise price of all stock options granted by the Company is at least equal to the fair market value of our common stock on the date of grant. Therefore, a gain is only recognized if the value of the stock increases, which promotes a long-term alignment between the interests of the Company’s executives and its stockholders. In addition, the time-based vesting features of our stock options contribute to executive retention. During 2021 and 2022, the Board of Directors awarded both time-based and performance-based restricted stock units (“RSUs”) to certain members of management and senior employees. During 2022, the Board granted a retention award to Mr. Koch, which consist of time-based RSUs that cliff-vest on the later of (i) the date that the Company files its Annual Report on Form 10-K for the year ending December 31, 2025 and (ii) the date of the Company’s earnings call in the first quarter of calendar year 2026, subject to his continued service to the Company through such date, and granted a retention award to Mr. Ghosh, which consists of time-based RSUs that cliff vest on December 31, 2025 and performance-based RSUs that vest upon the achievement of certain milestones on or prior to December 31, 2025, subject to his continued service to the Company through the applicable vesting date.

Incentive Bonuses. Our named executive officers may be eligible to receive annual cash incentive awards that are tied to achieving performance metrics established by the Compensation Committee at the beginning of each year, with input from the Chief Executive Officer. Target bonuses for the named executive officers are set as a percentage of base salary. For 2022 the Compensation Committee did not establish an annual cash incentive program due to cash flow considerations and no bonuses were awarded to the named executive officers for 2022.

Anti-Hedging Policy

Under our insider trading policy, we prohibit directors and all employees (including executive officers) from trading in derivative or other instruments in order to hedge the economic risks of holding the Company’s stock received as long-term equity incentive awards under our compensation programs. Our policy does not allow any type of hedge strategy that involves creating downside protection, or that will generate an offsetting gain, in the event of a decline in the value of our stock including, but not limited to, transactions involving purchasing put or selling call options, collars or forward sales contracts. However, strategies that only increase downside risk and upside gains are permitted. Employees may not hedge movements in Company stock held in our employee’s savings plan, issued stock, stock options, or RSUs they own even if they are fully vested. The purpose of our policy is to align the interests, including the economic risk of ownership, of directors, employees and stockholders. In addition, we do not permit our executives to pledge shares of Company stock in which they have a financial interest.

Clawback Policy

Our Clawback Policy provides that the Company will seek to recover, under the direction of the Compensation Committee, any cash or equity compensation paid to an executive officer of the Company which is subject to recovery under any law, government regulation or stock exchange listing requirement, through such deductions or clawback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement. In light of the SEC’s adoption of final clawback rules in October 2022, we intend to update our clawback policy to comply with applicable listing rules when effective.

Narrative Compensation Disclosure

This section explains how our executive compensation programs are designed and operate with respect to our named executive officers. Our named executive officers in 2022 are:

Andrew G. Sculley	Chief Executive Officer
Mark A. Koch	Chief Financial Officer
Amalkumar Ghosh	Chief Operating Officer

Summary Compensation Table

The following table sets forth information regarding compensation paid to our named executive officers for the years indicated.

Name and		Salary	Bonus (1)	Stock Awards (2)	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Andrew G. Sculley
Chief Executive Officer
	2022	361,037	-	-	-	361,037
	2021	352,000	-	184,990	-	536,990
Mark A. Koch
Chief Financial Officer
	2022	254,015	-	250,000	-	504,015
	2021	242,789	-	131,386	-	374,175
Amalkumar Ghosh
Chief Operating Officer
	2022	304,846	-	868,245	-	1,173,091
	2021	300,000	-	158,587	-	458,587

(1)No bonuses were paid to the named executive officers during the fiscal years 2022 or 2021.

(2)The dollar amounts reported represent the grant date fair value of RSUs as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (referred to herein as “FASB ASC Topic 718”), excluding the effect of estimated forfeitures related to service-based vesting. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers upon settlement. The assumptions made in valuing the RSUs reported in this column are discussed in Note 14 to our financial statements included in our 2022 Annual Report. The value of the performance-based RSUs is based upon the probable achievement of the performance conditions, which is assumed to be the maximum level of achievement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards				Stock Awards
	Grant	Number of Securities Underlying Unexercised Exercisable Options	Number of Securities Underlying Unexercised Unexercisable Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested
Name	Date	(#)	(#)	($)	Date	(#)	($)(1)	(#)	($)(1)
Andrew G. Sculley
	08/12/2016	150,000	-	2.66	08/12/2023	-	-	-	-
	06/01/2021	-	-	-	-	17,129(2)	14,560	-	-
	06/01/2021	-	-	-	-	-	-	17,129(3)	14,560
Mark A. Koch
	08/12/2016	25,000	-	2.66	08/12/2023	-	-	-	-
	06/01/2021	-	-	-	-	12,165(2)	10,340	-	-
	06/01/2021	-	-	-	-	-	-	12,165(3)	10,340
	06/08/2022					305,064(4)	259,304	-	-
Amalkumar Ghosh
	08/12/2016	50,000	-	2.66	08/12/2023	-	-	-	-
	06/01/2021	-	-	-	-	14,684(2)	12,481	-	-
	06/01/2021	-	-	-	-	-	-	14,684(3)	12,481
	07/26/2022	-	-	-	-	736,461(5)	625,992	-	-
	07/26/2022	-	-	-	-	-	-	368,176(6)	312,950

(1)Represents the fair market value of unvested RSUs as of December 31, 2022 based upon the closing market price of our common stock on December 30, 2022, the last trading date of 2022, of $0.85 per share.

(2)Represents time-based RSUs that vest in equal installments over a three-year period following the date of grant.

(3)Represents performance-based RSUs that vest over a three-year period following the date of grant subject to the achievement of certain performance conditions related to achieving annual EBITDA targets.

(4)Represents time-based RSUs that cliff-vest on the later of (i) the date that the Company files its Annual Report on Form 10-K for the year ending December 31, 2025 and (ii) the date of the Company’s earnings call in the first quarter of calendar year 2026. This award is subject to pro-rated accelerated vesting in the event of a termination of employment without “Cause” (as defined in the applicable award agreement).

(5)Represents time-based RSUs that cliff vest on December 31, 2025. This award is subject to pro-rated accelerated vesting in the event of a termination of employment without “Cause,” for “Good Reason” or due to death or “Disability” (each as defined in the applicable award agreement).

(6)Represents performance-based RSUs that vest upon the achievement of certain milestones, on or prior to December 31, 2025. This award is subject to pro-rated accelerated vesting in the event of a termination of employment without “Cause,” for “Good Reason” or due to death or “Disability” (each as defined in the applicable award agreement).

Employment Agreements

Employment Agreement with Andrew G. Sculley

On July 1, 2016, the Company and Andrew G. Sculley, Jr. entered into an Amended and Restated Employment Agreement (the “2016 Sculley Employment Agreement”), which provides for an annual base salary of $440,000.

Pursuant to the 2016 Sculley Employment Agreement, if Mr. Sculley’s (i) employment is terminated without Cause (as defined in the 2016 Sculley Employment Agreement), (ii) employment is terminated or his position is significantly changed or salary decreased as a result of a Change of Control (as defined in the 2016 Sculley Employment Agreement) or (iii) if he terminates his employment for Good Reason (as defined in the 2016 Sculley Employment Agreement), then Mr. Sculley shall, at the Company’s sole discretion, be entitled to the lesser of (i) the total amount of his base salary that remains unpaid under the 2016 Sculley Employment Agreement, which shall be paid monthly, or (ii) monthly salary payments for 12 months, based on Mr. Sculley’s monthly rate of base salary at the date of such termination, provided, however, in lieu of the aforementioned monthly payments, the Company may in its sole discretion pay such payments in a lump-sum. Pursuant to the 2016 Sculley Employment Agreement, payment by the Company of the foregoing severance amounts is contingent upon Mr. Sculley’s executing a release agreement substantially in the form attached as an exhibit to the 2016 Sculley Employment Agreement, and such release becoming effective, and only so long as Mr. Sculley does not revoke or breach the provisions of such release or the restrictive covenants set forth in Sections 4 and 5 of the 2016 Sculley Employment Agreement.

Pursuant to the 2016 Sculley Employment Agreement, Mr. Sculley shall, upon a termination described in the preceding paragraph, also be entitled to: (i) payment for accrued and unused vacation; (ii) the immediate vesting of any non-vested equity-related instruments granted pursuant to Section 2.6 of the 2016 Sculley Employment Agreement; and (iii) any bonuses which have accrued but remain unpaid prior to the date of Mr. Sculley’s termination.

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

The term of the 2016 Sculley Employment Agreement expired on December 31, 2018. Mr. Sculley and the Company have agreed that the Company will continue to pay Mr. Sculley pursuant to the terms of the 2016 Sculley Employment Agreement until a new agreement is executed. In the interim, the Company and Mr. Sculley have entered into a Change in Control Agreement. See “—Change in Control Agreements” below. Mr. Sculley’s new employment agreement, when entered into, is expected to be substantially the same as the 2016 Sculley Employment Agreement.

Change in Control Agreements

We have entered into change in control agreements (such agreements, as so amended and restated, the “Change in Control Agreements”) with each of Andrew G. Sculley, Amalkumar Ghosh and Mark Koch (each an “Executive”).

The Change in Control Agreements for Mr. Sculley and Mr. Ghosh provide that if, within the 12-month period following a Change in Control of the Company (as defined in the Change in Control Agreements), the Executive suffers a Terminating Event (as defined below), he will be entitled to receive a lump-sum cash payment in an amount equal to the Executive’s annual base salary in effect immediately prior to the Terminating Event (or the Executive’s annual base salary in effect immediately prior to the Change in Control, if higher), payable in a lump sum within 60 days of the termination date, provided that the Executive executes and does not revoke a separation agreement and release in favor of us. In addition, if the Executive was participating in our group health plan immediately prior to termination and elects COBRA health continuation, then we will pay the Executive a monthly cash payment for 12 months or the Executive’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to the Executive if he had remained employed by us.

The Change in Control Agreement for Mr. Koch is on identical terms to the agreements for Mr. Sculley and Mr. Ghosh, except the payments for salary continuation are equal to one half of Mr. Koch’s annual salary and the payments for COBRA will be for up to six months.

A “Terminating Event” shall be deemed to have occurred under the Change in Control Agreements if the Executive (i) is terminated by us other than for Cause (as defined in the Change in Control Agreements), death or Disability (as defined in the Change in Control Agreements) or (ii) terminates his employment with the Company for Good Reason (as defined in the Change in Control Agreements).

The Change in Control Agreements for Mr. Sculley and Mr. Ghosh provide that (i) the Work Status Reduction applicable to the Executives as of October 14, 2019 does not qualify as Good Reason (as defined in the Change in Control Agreements); and (ii) the

Work Status Reduction would not reduce the benefits provided for under the Change in Control Agreements. See “—Elements of Executive Compensation — Work Status Reductions” above for a description of the Work Status Reduction.

Each of the agreements terminates upon the earliest of (a) the termination of the Executive’s employment for any reason prior to a Change in Control, (b) the termination of the Executive’s employment with the Company after a Change in Control for any reason other than the occurrence of a Terminating Event or (c) the date which is 12 months after a Change in Control if the Executive is still employed by the Company.

The foregoing description is a summary of the Change in Control Agreements and should be read in conjunction with the full text of the form of Change in Control Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019, and is incorporated herein by reference.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2022.

	Fees Earned or Paid in Cash	Option Awards (1)	Total
Name	($)	($)	($)
Paul Cronson	-	22,229	22,229
Eric Braddom	40,000	22,229	62,229
Ellen Richstone	47,500	22,229	69,729
Stephen M. Seay	40,000	22,229	62,229
Dr. Jill J. Wittels	70,000	44,458	114,458

(1)Amounts in this column represent the grant date fair value of stock options granted to the non-employee directors during 2022, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors upon exercise. The assumptions made in valuing the options reported in this column are discussed in Note 14 to our financial statements included in our 2022 Annual Report.

The table below sets forth the aggregate number of shares of our common stock underlying unexercised stock options held as of December 31, 2022 by each of the persons who served as a non-employee director during 2022:

Number of Shares Underlying Options Outstanding as of December 31, 2022
Name	(#)
Paul Cronson	525,181
Eric Braddom	255,232
Ellen Richstone	525,181
Stephen M. Seay	525,181
Dr. Jill J. Wittels	1,039,859

Director Fees

Board Retainer. Each non-employee director, except the Chair, received an annual cash retainer of $40,000 for his or her service as a member of the Board of Directors in 2022. The Audit Committee Chair received an additional annual retainer of $10,000 for her service in such role in 2022. Mr. Cronson determined to forgo his cash retainer for the 2022 calendar year.

Meeting Fees. Members of the Board of Directors do not receive any additional fees for meeting attendance.

Option Awards. Each non-employee director, except the Chair, received an option to purchase 45,000 shares of common stock in 2022. These options vest as to 50% of the shares underlying the option immediately on the date of grant and as to the remaining 50% of the shares underlying the option on the one-year anniversary of the date of grant.

Chair of the Board. The Chair of the Board of Directors received an annual cash retainer of $70,000 and an option to purchase 90,000 shares in 2022. The option granted to the Chair vests as to 50% of the shares underlying the option immediately on the date of grant and as to the remaining 50% of the shares underlying the option on the one-year anniversary of the date of grant.

Board Meetings During Fiscal Year 2022

During 2022, the Board of Directors held five meetings. During 2022, each member of our Board of Directors attended at least 75% of the aggregate of all meetings of our Board of Directors and of all meetings of committees of our Board of Directors on which such member served that were held during the period in which such director served. The Board of Directors also approved certain actions by unanimous written consent.

Non-employee Director Meetings

The non-employee directors meet in regularly scheduled executive sessions without management to promote open and honest discussion. The Chair of our Board, currently Dr. Wittels, is the presiding director at these meetings.

Committees Established by the Board

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees. Information concerning the function of each Board committee follows.

Audit Committee

During 2022, the Audit Committee held eight meetings in person or through conference calls.

Compensation Committee

During 2022, the members of the Compensation Committee were Paul Cronson (Chair), Eric Braddom and Stephen M. Seay. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: (1) periodically reviewing and approving salaries and incentive compensation of executive officers; (2) reviewing compensation plans, policies and benefit programs for employees, generally; and (3) reviewing the employee equity compensation and benefit plans. While performing its duties, the Compensation Committee receives substantial input from the Chief Executive Officer regarding the appropriate level and type of compensation for our executives, excluding the compensation paid to the Chief Executive Officer. The Compensation Committee has determined that no risks exist arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee retained Aon plc to provide certain compensation consulting services in 2022. The Compensation Committee reviewed the independence of the Aon plc in accordance with SEC and NYSE American rules and has determined that their work has not raised any conflicts of interest. The Compensation Committee has adopted a Compensation Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.emagin.com. During 2022, the Compensation Committee held four meetings in person or through conference calls.

Governance and Nominating Committee

During 2022, the following directors served on the Governance and Nominating Committee: Stephen M. Seay (Chair), Paul Cronson and Ellen Richstone and there were four meetings held in person or through conference calls. The Governance and Nominating Committee is responsible for considering potential Board members, nominating directors for election to the Board, implementing the Company’s corporate governance policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.emagin.com.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of eMagin’s outstanding common stock, the Company’s directors, the Company’s named executive officers, and the directors and executive officers as a group as of April 20, 2023, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise indicated, the mailing address of stockholders is c/o eMagin Corporation, 700 South Drive, Suite 201, Hopewell Junction, NY 12533.

	Common Stock	Percent of
Name of Beneficial Owner	Beneficially Owned**	Common Stock**
Beneficial owners of 5% or more of our common stock
Stillwater Holdings LLC (f/k/a Stillwater LLC)(1)	18,434,125	18.67%
Directors and named executive officers
Paul Cronson(2)	1,086,439	1.29%
Jill J. Wittels(3)	1,013,312	1.21%
Stephen Seay(4)	538,565	*
Ellen Richstone(5)	534,536	*
Andrew G. Sculley(6)	462,306	*
Eric Braddom(7)	286,810	*
Amalkumar Ghosh(8)	93,371	*
Mark A. Koch(9)	66,666	*
Other Executive Officers(10)	3,783	*
All executive officers and directors as a group (consisting of 9 individuals)	4,085,788	4.73%

*         Less than 1% of the outstanding common stock

**       Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, RSUs, or preferred shares exercisable, vesting, or convertible within 60 days of April 20, 2023 are deemed outstanding for computing the percentage of the person holding such option, warrant, RSU or preferred share.

(1)This figure represents: (i) 2,762,284 shares of common stock placed with Flat Creek Fiduciary Management LLC as trustee of a trust for the benefit of minor beneficiaries of the sole member of Stillwater Holdings LLC, in which the sole member of Stillwater Holdings LLC has investment control; and 100 shares of common stock owned by Flat Creek Fiduciary Management LLC, as trustee for a trust for the benefit of the sole member of Stillwater Holdings LLC and the descendants of such member of which the sole member of Stillwater Holdings LLC is the investment manager; (ii) 15,671,741 shares of common stock underlying Series B Convertible Preferred Stock. Mortimer D. A. Sackler exercises sole voting power with respect to the shares held in the name of Stillwater Holdings LLC as sole member, Mortimer D. A. Sackler exercises sole voting power with respect to the shares held in the name of Stillwater Trust LLC as sole member and president and Mortimer D.A. Sackler has investment control with respect to the shares held in the name of Flat Creek Fiduciary Management LLC, as trustee; therefore Stillwater Holdings LLC is deemed to beneficially own the shares held by Flat Creek Fiduciary Management LLC. The mailing address of Stillwater Holdings LLC is c/o Frank S. Vellucci, Esq, Norton Rose Fulbright US LLP, 1301 Avenue of the Americas, New York, NY 10019-6022.

(2)This figure represents 199,305 shares of common stock owned by Paul Cronson, 490,046 shares of common stock underlying options, and 397,088 shares of common stock underlying Series B Convertible Preferred Stock held directly and indirectly by Paul Cronson. This includes (i) 13,294 shares of common stock held indirectly by a family member of Paul Cronson; and (ii) 186,011 shares of common stock and 397,088 shares of common stock underlying Series B Convertible Preferred Stock held indirectly by Navacorp III, LLC. Mr. Cronson exercises sole voting power with respect to the shares held in the name of Navacorp III, LLC.

(3)This figure represents 42,843 shares of common stock owned by Jill Wittels, and 970,469 shares underlying options.

(4)This figure represents 48,519 shares of common stock owned by Stephen Seay, and 490,046 shares underlying options.

(5)This figure represents 44,490 shares owned by Ellen Richstone, and 490,046 shares underlying options.

(6)This figure represents 312,306 shares of common stock owned by Andrew G. Sculley, and 150,000 shares underlying options.

(7)This figure represents 31,578 shares of common stock owned by Eric Braddom and 255,232 shares underlying options.

(8)This figure represents 43,371 shares of common stock owned by Amalkumar Ghosh, and 50,000 shares underlying options.

(9)This figure represents 41,666 shares of common stock owned by Mark Koch and 25,000 shares underlying options.

(10)Includes one other executive officers.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,319,119	$1.50	4,337,099

Total	5,319,119	$1.50	4,337,099

(1)Represents 145,024 shares of common stock issuable upon the exercise of outstanding options under our 2008 Stock Incentive Plan (the “2008 Plan”), 203,000 shares of common stock issuable upon the exercise of outstanding options under our 2011 Stock Incentive Plan (the “2011 Plan”), 588,765 shares of common stock issuable upon the exercise of outstanding options under our 2013 Stock Incentive Plan (the “2013 Plan”), 1,893,093 shares of common stock issuable upon the exercise of outstanding options under our 2017 Stock Option and Incentive Plan (the “2017 Plan”), 630,000 shares of common stock issuable upon the exercise of outstanding options under our 2019 Non-Employee Director Stock Option and Incentive Plan (the “2019 Director Plan”), and 1,859,237 shares of common stock subject to RSUs under our 2019 Employee and Consultant Stock Option and Incentive Plan (the “2019 Employee Plan”).

(2)The weighted-average exercise price is calculated based solely on the exercise price of the outstanding options to purchase shares of our common stock. It does not reflect the shares of our common stock that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)As of December 31, 2022, there were 2,967,099 shares available for grant under the 2019 Employee Plan and 1,370,000 shares available for grant under the 2019 Director Plan. No additional equity awards may be granted under the 2008 Plan, the 2011 Plan, the 2013 Plan or the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At the beginning of each calendar year, each member of our Board of Directors and each executive officer is required to complete an extensive questionnaire that we utilize when preparing our annual proxy statement, as well as our Annual Report on Form 10-K and other SEC filings. The purpose of the questionnaire is to obtain information from directors and executive officers to verify disclosures about them that are required to be made in these documents. Regarding related person transactions, the questionnaire serves two purposes: first, to remind each executive officer and director of their obligation to disclose any related person transactions in which they have or will have a direct or indirect material interest (or a transaction in which their family members or entities in which they hold an interest have a material interest) and in which we participate that in the aggregate exceed $120,000 (“related person transaction”) that might arise in the upcoming year; and second, to ensure disclosure of any related person transaction that is currently proposed or that occurred since the beginning of the preceding year. When completing the questionnaire, each director and executive officer is required to report any such transaction, as well as any payments (including any non-cash payment) by anyone other than the Company or its subsidiaries for services performed for the Company or its subsidiaries. If a reported or proposed related person transaction is identified, the Audit Committee will review the relevant facts and circumstances, including whether the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the related person's interest in the transaction, take into account our Code of Business Conduct, and either approve, ratify or disapprove the related person transaction. The Audit Committee will also review the material terms of any agreements or arrangements between a director and any third party relating to compensation for services performed for the Company or its subsidiaries and direct that such arrangements be disclosed in the Company's annual proxy materials or other public reports as appropriate.

At no time during 2022 or 2021, has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest, been indebted to the Company or been involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Director Independence

The Company has separated the positions of Chair of the Board of Directors and Chief Executive Officer. Given the demanding nature of these positions, the Board of Directors believes it is appropriate to separate the positions of Chair and Chief Executive Officer. Our Chair presides over all meetings of the Board of Directors, including executive sessions of the independent directors, which are held at each Board meeting. She briefs the Chief Executive Officer on issues arising in executive sessions and communicates frequently with him on matters of importance. She has responsibility for shaping the Board of Directors’ agenda and consults with all directors to ensure that the Board agendas and Board materials provide the Board of Directors with the information needed to fulfill its responsibilities. From time to time she may also represent the Company in interactions with external stakeholders at the discretion of the Board.

The Board of Directors has determined that each of our current directors, except for Mr. Sculley, is an “independent director” as that term is defined in the listing standards of the NYSE American, LLC. The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Governance and Nominating Committee meets the independence standards applicable to those committees prescribed by the NYSE American, LLC and the SEC. In making this decision, the Board of Directors considered all relationships between the Company and the directors. The Board of Directors determined each such relationship, and the aggregate of such relationships, to be immaterial to the applicable director’s ability to exercise independent judgment.

Our Board of Directors has overall responsibility for risk oversight. The oversight is conducted primarily through committees of the Board of Directors, as disclosed in each of the descriptions of each of the committees above and in the charters of each of the committees, but the full Board of Directors has retained responsibility for general oversight of risks.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We were billed by RSM US LLP (Stamford, Connecticut, PCAOB ID: 49) (“RSM”), in fiscal 2022 and 2021, as follows:

Audit Fees

RSM served as eMagin’s independent auditors for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the fees for audit services associated with the annual audit and review of the Company’s quarterly reports on Form 10-Q totaled approximately $305,000 and $229,000, respectively.

Audit Related Fees

For the years ended December 31, 2022 and 2021, fees related to audit services related to the Company’s statutory and regulatory filings totaled approximately $17,500 and $29,000, respectively, from RSM.

Tax Fees

No fees were billed for the years ended December 31, 2022 and 2021 for professional services rendered by RSM for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees billed by RSM for the year ended December 31, 2022 and 2021 were approximately $16,125 and $11,521, respectively and were primarily related to out of pocket costs incurred during provision of audit services to the Company.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.Financial Statement Schedules: None.

2.Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

Exhibit Number	Exhibit Description

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

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 24, 2016).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2019).

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 12, 2019).

4.8	Description of Registrant's Securities (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed on March 10, 2023).

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 10, 2023).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 10, 2023).

24.1	Power of Attorney (included in signature page to the Company’s Annual Report on Form 10-K filed on March 10, 2023).

31.1	Certification by the Company's Chief Executive Officer (filed herewith).

31.2	Certification by the Company's Chief Financial Officer (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 10, 2023).**

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed on March 10, 2023).**

101.INS	Inline XBRL Instance Document (previously filed with the Company’s Annual Report on Form 10-K filed on March 10, 2023).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (previously filed with the Company’s Annual Report on Form 10-K filed on March 10, 2023).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on March 10, 2023).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on March 10, 2023).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on March 10, 2023).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on March 10, 2023).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement. ** Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eMagin Corporation

Date: May 1, 2023	By:	/s/ Mark Koch
	Name:	Mark Koch
	Title:	Chief Financial Officer, (Principal Financial and Accounting Officer)