Form 10-Q
period 2023-03-31
EMAGIN CORP
filed 2023-05-11
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023 there were 83,041,694 common shares at $0.001 par value per share of the registrant outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in this Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the SEC. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

•our ability to retain employees and recruit additional employees needed to staff and operate our expanded production facilities and equipment;

•the impact of expenses to qualify the additional government funded equipment, and ongoing additional operating costs on our results of operations;

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

•our ability to reproduce the favorable impact of reclaimed displays on our 2022 and 2023 total gross profit and total gross margin in future periods;

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

ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,849	$4,346
Restricted cash	303	303
Accounts receivable, net	5,513	7,035
Account receivable-due from government awards	—	501
Unbilled accounts receivable	2,665	2,438
Inventories	8,804	8,709
Prepaid expenses and other current assets	688	594
Total current assets	21,822	23,926
Property, plant and equipment, net	51,171	49,099
Operating lease right - of - use assets	37	53
Intangibles and other assets	27	29
Total assets	$73,057	$73,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,199	$2,077
Accrued compensation	1,856	1,662
Revolving credit facility, net	—	1,037
Other accrued expenses	961	659
Deferred revenue	12	12
Operating lease liability - current	38	54
Finance lease liability - current	1,229	1,229
Other current liabilities	471	231
Total current liabilities	5,766	6,961
Other liability - long term	14	14
Deferred income - government awards - long term	31,136	28,729
Finance lease liability - long term	13,545	13,608
Total liabilities	50,461	49,312

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,356) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,356 issued and outstanding as of March 31, 2023 and 5,356 issued and outstanding as of December 31, 2022.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 82,530,660 shares, outstanding 82,368,594 shares as of March 31, 2023 and issued 81,241,516 shares, outstanding 81,079,450 shares as of December 31, 2022.	82	80
Additional paid-in capital	284,002	282,582
Accumulated deficit	(260,988)	(258,367)
Treasury stock, 162,066 shares as of March 31, 2023 and December 31, 2022.	(500)	(500)
Total shareholders’ equity	22,596	23,795
Total liabilities and shareholders’ equity	$73,057	$73,107

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product	$6,368	$7,027
Contract	227	331
Total revenues, net	6,595	7,358

Cost of revenues:
Product	5,004	4,787
Contract	117	82
Total cost of revenues	5,121	4,869

Gross profit	1,474	2,489

Operating expenses:
Research and development	1,203	1,484
Selling, general and administrative	2,805	2,170
Total operating expenses	4,008	3,654

Loss from operations	(2,534)	(1,165)

Other (expense) income:
Change in fair value of common stock warrant liability	—	1,146
Interest expense, net	(207)	(214)
Other income, net	120	96
Total other (expense) income	(87)	1,028
Loss before provision for income taxes	(2,621)	(137)
Income taxes	—	—
Net Loss	$(2,621)	$(137)

Loss per share, basic and diluted	$(0.03)	$—

Weighted average number of shares outstanding:
Basic and diluted	81,993,294	72,835,629

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2022	5,356	$—	81,241,516	$80	$282,582	$(258,367)	$(500)	$23,795
Vesting of RSUs	—	—	30,148	—	—	—	—	—
Stock based compensation	—	—	—	—	256	—	—	256
Public offering of common shares, net of offering costs	—	—	1,208,996	2	1,164	—	—	1,166
Exercise of common stock warrants	—	—	50,000	—	—	—	—	—
Net Loss	—	—	—	—	—	(2,621)	—	(2,621)
Balance, March 31, 2023	5,356	$—	82,530,660	$82	$284,002	$(260,988)	$(500)	$22,596

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2021	5,659	$—	72,931,490	$72	$275,936	$(257,264)	$(500)	$18,244
Stock based compensation	—	—	—	—	165	—	—	165
Public offering of common shares, net of offering costs	—	—	405,086	—	460	—	—	460
Net Loss	—	—	—	—	—	(137)	—	(137)
Balance, March 31, 2022	5,659	$—	73,336,576	$72	$276,561	$(257,401)	$(500)	$18,732

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,621)	$(137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734	722
Change in fair value of common stock warrant liability	—	(1,146)
Stock-based compensation	256	165
Amortization of operating lease right-of-use assets	16	14
Changes in operating assets and liabilities:
Accounts receivable	2,023	(1,220)
Unbilled accounts receivable	(227)	(289)
Inventories	(95)	(535)
Prepaid expenses and other current assets	(94)	(252)
Deferred revenues	—	(42)
Operating lease liabilities	(16)	(15)
Accounts payable, accrued expenses, and other current liabilities	(143)	2,607
Net cash used in operating activities	(167)	(128)
Cash flows from investing activities:
Purchase of equipment	(411)	(474)
Purchase of equipment, government grant	(2,392)	(6,599)
Net cash used in investing activities	(2,803)	(7,073)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(1,037)	(468)
Proceeds from public offering, net	1,166	460
Change in finance lease liabilities	(63)	(74)
Proceeds from government grant	2,407	5,485
Net cash provided by financing activities	2,473	5,403
Net decrease in cash, cash equivalents, and restricted cash	(497)	(1,798)
Cash, cash equivalents, and restricted cash, beginning of period	4,649	6,530
Cash, cash equivalents, and restricted cash, end of period	$4,152	$4,732
Cash, cash equivalents, end of period	3,849	3,857
Restricted cash, end of period	303	875

Supplementary Cash Flow Information
Cash paid for interest	$207	$214
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$69

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base and concludes that it operates in a single business segment. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the periods ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2022 are derived from audited financial statements included in the Company’s 2022 Form 10-K.

Use of estimates

In accordance with GAAP, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to, among others, allowance for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, percentage of completion of contracts, deferred tax asset valuation allowances, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life which is generally the remaining life of the patent.

The total intangible amortization expense was approximately $2 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$214	$519
Warranty accruals and adjustments	245	(100)
Warranty claims	(2)	(3)
Ending balance	$457	$416

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

For the three months ended March 31, 2023 and 2022, the Company reported a net loss and as a result, basic and diluted loss per common share are the same.

In calculating net loss per share amounts, all shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per common share in both periods, because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three months ended March 31, 2023 and 2022 that were not included in diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Restricted Stock Units	790,980	454,956
Options	2,487,269	3,360,426
Warrants	—	3,100,000
Convertible preferred stock	17,723,362	18,726,009
Total potentially dilutive common stock equivalents	21,001,611	25,641,391

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

The common stock warrant liability was the only financial asset or liability recorded at fair value on a recurring basis and was considered a Level 3 liability. The respective 2018 Warrants expired on January 29, 2023.

Concentrations

The Company purchases principally all of its silicon wafers, which are a key ingredient in its OLED production process, from two suppliers located in Taiwan and Korea.

For the three months ended March 31, 2023, one customer of 15.1% accounted for over 10% of net revenues. As of March 31, 2023, the Company had accounts receivable from that one customer that accounted for 18.5% of total accounts receivable. For the three months ended March 31, 2022, one customer of 23.7% accounted for over 10% of the Company’s net revenues.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2023, the Company incurred a net loss of $2.6 million and used cash in operating activities of $0.2 million. As of March 31, 2023, the Company had $3.8 million of cash, no outstanding indebtedness and borrowing availability of $2.4 million under its ABL Facility.

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

Due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility, the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. Although demand for the Company’s products has remained steady, due to lingering supply chain issues caused in part by the COVID-19 Pandemic, and also inflationary pressures the Company’s ability to obtain components and other materials or services on a timely basis has resulted in manufacturing delays, and increased costs. If these trends worsen or result in lost orders it could materially and adversely affect its business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that the Company will be successful in sufficiently reducing expenses or raising capital to meet its operating needs.

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

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of May 2023, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the second quarter of 2024.

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

Recently adopted accounting pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2022 Form 10-K.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's accounts receivable, and it requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted the guidance on January 1, 2023, on a prospective basis and such adoption did not have a material impact on the Company’s financial statements but did change how the allowance for credit losses is determined.

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

Additional disaggregated revenue information for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
North and South America	$3,170	$4,326
Europe, Middle East, and Africa	3,021	2,920
Asia Pacific	404	112
Total	$6,595	$7,358

	Three Months Ended
	March 31,
	2023	2022
Military	$4,906	$5,360
Commercial, including industrial and medical	854	977
Consumer	5	289
Multiple	830	732
Total	$6,595	$7,358

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $5.5 million and $7.0 million as of March 31, 2023 and December 31, 2022.

Contract Assets and Liabilities

Unbilled Accounts Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. Unbilled accounts receivable is recorded to reflect revenue that is recognized when the cost based input method is applied and such revenue exceeds the amount invoiced to the customer. Unbilled receivables are disclosed on the Condensed Consolidated Balance Sheets. With the adoption of ASU 2016-13, the Company considered the risk of credit loss related to its contract assets. Our analysis was performed by type of accounts receivable (commercial vs. government) and geographic location. We did not record an adjustment to retained earnings as this ASU did not have a material impact on the Company’s consolidated allowance for credit losses.

Customer Advances and Deposits (Contract Liabilities) - The Company recognizes a contract liability when it has billed and received consideration from the customer pursuant to the terms of a contract but has not yet recognized the related revenue. These billings in excess of revenue are classified as deferred revenue on the Condensed Consolidated Statements of Operations.

Total contract assets and liabilities consisted of the following amounts (in thousands):

	March 31,	December 31,
	2023	2022

Unbilled Receivables (contract assets)	$2,665	$2,438

Deferred Revenue (contract liabilities)	$12	$12

For the three months ended March 31, 2023, the Company recognized no revenue related to its contract liabilities that existed at December 31, 2022. For the three months ended March 31, 2022, the Company recognized $42 thousand of revenue related to its contract liabilities that existed at December 31, 2021.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.3 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 3 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$5,671	$7,193
Less allowance for credit losses	(158)	(158)
Accounts receivable, net	$5,513	$7,035

Allowance for Credit Losses

Our provision for credit losses represents the periodic expense of maintaining an allowance sufficient to absorb lifetime expected credit losses in trade receivables. The evaluation of the allowance for credit losses is inherently subjective, as it requires estimates that may be susceptible to significant changes. We believe the allowance for credit losses is appropriate to cover lifetime losses expected to be incurred in our trade receivables. Prior to the adoption of ASU 2016-13, the allowance for doubtful accounts was determined based on a variety of factors, including the length of time receivables were past due, historical experience, the customer's current ability to pay its obligation, and the condition of the general economy and the industry as a whole. With the adoption of ASU 2016-13, we amended our loss model to include analysis of domestic and international political and economic conditions and future trends. Our analysis was performed by accounts receivable aging, type of accounts receivable and geographic location. We did not record an adjustment to retained earnings as this ASU did not have a material impact on the Company’s consolidated allowance for credit losses.

Activity related to the allowance for credit losses is as follows (in thousands):

Balance as of January 1, 2023	$158
Current period provision	—
Write-offs charged against the allowance	—
Recoveries collected	—
Balance as of March 31, 2023	$158

Note 4 – Inventories, net

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$3,821	$3,497
Work in process	2,694	3,496
Finished goods	2,835	2,103
Total inventories	9,350	9,096
Less inventory reserve	(546)	(387)
Total inventories, net	$8,804	$8,709

Note 5 – Line of Credit / Loan Payable

Revolving Credit Facility

	March 31,	December 31,
(in thousands)	2023	2022
Revolving credit facility	$—	$1,037

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

The ABL Facility renewed on December 31, 2022 and will automatically renew on December 31, 2023 for a one year term unless written notice to terminate the agreement is provided by either party. The ABL Facility agreement contains certain lenders remedies that upon events of default, give the bank the ability to terminate the facility before the scheduled maturity date. Accordingly, the Company classifies borrowing under the ABL Facility as current liabilities on the accompanying Consolidated Balance Sheet.

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of March 31, 2023 the Company had no borrowings outstanding under the ABL Facility, had unused borrowing availability of $2.4 million under the ABL Facility and was in compliance with all financial debt covenants under the ABL Facility.

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

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenues	$3	$28
Research and development	171	36
Selling, general and administrative	82	101
Total stock compensation expense	$256	$165

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended
	March 31,
	2023	2022
Stock options	$17	$70
Restricted Share Units	239	95
Total stock compensation expense	$256	$165

At March 31, 2023, total unrecognized compensation costs related to stock options and RSUs was approximately $13 thousand and $1.4 million, respectively, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0.2 years and approximately 2.0 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Three Months Ended
	March 31,
	2023			2022
Dividend yield			0%			0%
Risk free interest rates	3.24	-	3.25%	0.89	-	0.95%
Expected volatility	79.3	to	83.0%	75.9	to	79.0%
Expected term (in years)	5.0	to	5.5	5.0	to	5.5

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

A summary of the Company’s stock option activity for the three months ended March 31, 2023 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,459,882	$1.50
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options cancelled or expired	(209,930)	1.78
Outstanding at March 31, 2023	3,249,952	$1.48	3.27	$2,591,607
Vested or expected to vest at March 31, 2023 (1)	3,249,415	$1.48	3.27	$2,590,823
Exercisable at March 31, 2023	3,114,952	$1.52	3.02	$2,394,507

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The Company issues new shares of common stock upon exercise of stock options. There were no options exercised in the three months ended March 31, 2023.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company’s plans for the three months ended March 31, 2023:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding at December 31, 2022	1,422,679	436,874	$1.26	$1.23
Granted	20,000	—	1.66	—
Vested and settled	—	—	—	—
Forfeited	(18,021)	(11,679)	2.57	3.60
RSU's outstanding at March 31, 2023	1,424,658	425,195	$1.25	$1.16

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three months ended March 31, 2023 and 2022. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three months ended March 31, 2023 and 2022 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of March 31, 2023.

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

Note 8 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $7.5 million at March 31, 2023, of which $6.9 million relates to equipment to be purchased under government awards.

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

The following table sets forth the Company’s outstanding common stock warrants as of March 31, 2023:

	Issued	Outstanding	Exercise Price	Expiration
2019 Warrant Issuance (1)	6,000,000	2,919,402	0.78	Oct 2024

(1)Private Placement unregistered warrants exercisable six months following issuance.

Equity classified warrants

The 2019 warrants were issued in a private placement concurrent with an offering of shares of Company Common Stock, and the exercise price of the Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock splits, stock dividends, recapitalizations, reorganizations or similar transactions. The Warrants will be exercisable on a “cashless” basis in certain circumstances, including in the event a registration statement is not in effect at time of exercise. The warrant agreements contain a clause specifying that in the event there is no effective registration in effect for the underlying warrant shares to be issued at time of exercise, in no circumstance will the Company be required to net cash settle the warrants.

Based on the Company’s analysis of the terms and conditions of the warrants, the Company has concluded that they meet the conditions outlined in applicable accounting guidance to be classified as equity instruments.

During the three months ended March 31, 2023, 80,598 warrants were exercised on a cashless basis in exchange for 50,000 shares of the Company’s common stock.

During the three months ended March 31, 2022, there were no warrant exercises.

Liability classified warrants

Certain warrants issued in 2017 and in 2018 warrants had alternative settlement provisions that, at the option of the holder, provide for physical settlement or if, at the time of settlement there is no effective registration statement, a cashless exercise as defined in the warrant agreement.

Based on analysis of the underlying warrant agreement and applicable accounting guidance, the Company concluded that these registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. Accordingly, these warrants were classified in the Company’s Condensed Consolidated Balance Sheets as a current liability upon issuance and were revalued at each subsequent balance sheet date.

The warrants issued in 2017, expired May 2022, and the warrants issued in 2018 expired January 2023.

The fair value of the liability for common stock purchase warrants was estimated using the Black Scholes option pricing model based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Based on the Black Scholes method the fair value of the Company’s warrants are as follows (in thousands):

	March 31,	December 31,
	2023	2022
2018 January and February Issuance (1)
Fair Value	$—	$—
	$—	$—

(1)Warrants from the 2018 January and February Issuance expired on January 29, 2023.

	Three Months Ended
	March 31,
	2023	2022
Change in Fair Value of common stock warrant liability (1)	$—	$1,146

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

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Finance Lease Cost:
Amortization of right-of-use assets	$174	$163
Interest on lease liabilities	244	198
Operating lease cost	16	—
Total Lease Cost	$434	$361

Cash paid for amounts included in the measurement of lease liabilities:
Principal payments on operating lease liabilities	$16	$15
Principal payments on finance lease liabilities	$307	$267
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$69
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

	March 31, 2023	December 31, 2022
Finance lease right-of-use assets	$13,734	$13,908
Operating lease right-of-use assets	$37	$53
Finance lease liability, current	$1,229	$1,229
Finance lease liability, non-current	$13,545	$13,608
Operating lease liabilities, current	$38	$54
Operating lease liabilities, non-current	$-	$-
Weighted average remaining lease terms - finance leases	19.75 years	20.00 years
Weighted average remaining lease terms - operating leases	0.58 years	0.83 years
Weighted average discount rate - finance leases	6.94%	6.94%
Weighted average discount rate - operating leases	6.48%	6.48%

Future annual minimum lease payments and finance lease commitments as of March 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$39	$922
2024	—	1,229
2025	—	1,229
2026	—	1,229
2027	—	1,269
Thereafter	—	21,345
Total undiscounted future minimum lease payments	39	27,223
Less imputed interest	(1)	(12,449)
Lease liability	$38	$14,774

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

During the three months ended March 31, 2023, the Company raised $1.2 million, net of offering expenses, through the sale of shares under the ATM facility. The Company used and intends to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

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

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of March 31, 2023, the Company has received $32.2 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of March 31, 2023, of $0.3 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $32.2 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the three months ended March 31, 2023, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $40 thousand.

The terms of various government agreements provide among other items that the Company must achieve certain yield targets, give priority to military orders and continue to maintain the productive capacity of equipment purchased for up to five years past the completion of the programs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto. Our fiscal year ends December 31. This Report contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, and various competitive market factors that may prevent us from competing successfully in the marketplace. Forward-looking statements do not represent our views as of any date other than the date of this Report. Please see "Statement Regarding Forward-Looking Information" and the sections titled “Risk Factors” included in this Report, in our Annual Report on Form 10-K for year ended December 31, 2022 filed with the SEC on March 10, 2023, or 2022 Form 10-K, and in our other filings with the SEC.

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

During the first quarter of 2023 our total revenue was $6.6 million, as compared to $7.4 million in the first quarter of 2022. The decrease was primarily due to first quarter 2023 display revenues of $6.4 million which were down 9% year over year. Our quarterly display revenue gross margin decreased to 21% from the prior year’s first quarter of 32%. The gross margin decline was primarily due to production downtime, which resulted in a lower volume of displays produced and higher average product costs. As of the end of the first quarter, our sales backlog of orders shippable in one year remained strong at $11.9 million, reflecting demand for our displays for use in thermal weapon sights, military night vision goggles, and medical applications.

Operating expenses for the first quarter of 2023, including R&D expenses, were $4.0 million, compared with $3.7 million in the prior-year period. Operating expenses as a percentage of sales were 61% in the first quarter of 2023, with 50% in the prior-year period.

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

We have committed the funds and ordered all equipment to be purchased under these programs, including an advanced, production capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of our AR/VR customers. As of March 31, 2023, we had taken delivery of seven pieces of production equipment and received $32.2 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors.We believe we remain on track and within requirements of the U.S. Defense Production Act Title III and IBAS funding grants. The new equipment will help us increase capacity and yield for all display types, address critical productions points, and replace certain older equipment, which we expect will aid us in meeting expected demand for our microdisplays. In April 2023, the period of performance under the IBAS program was extended through September 30, 2023 in recognition of global supply chain challenges.

We are continually making improvements in production processes; however, until we are able to fully operationalize the equipment we acquired as a result of the $39.1 million in government grants we were awarded in 2020, much of our equipment remains older, and malfunctions in single point of failure equipment have the potential to delay our production until repairs can be made. We experienced some equipment issues in 2021 that impacted revenues. Equipment purchased and placed in service, under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy. In September 2022, we obtained the AS9100 quality certification. AS9100 is an internationally recognized quality management system standard specific to the aerospace, aviation, and defense industries. The standard is widely supported and adhered to by major aerospace OEMs and is increasingly required by vendors within the supply chain.

Our backlog on March 31, 2023, was $11.9 million compared to backlog of $13.6 million at March 31, 2022. Backlog is comprised of orders believed to be firm with scheduled delivery dates over the next twelve months and does not include contract revenues.

We believe that our U.S.-based design and manufacturing, combined with in-house advanced backplane design, and our dPd technology give us a competitive advantage. Our direct patterning equipment is operational. We have fabricated full color displays using the newly upgraded and installed dPd tool during 2021 including our 4kX4k and WUXGA displays. In July 2021, using our dPd technology we created full color WUXGA displays with a brightness of over 10,000 cd/m2 and exhibited these displays to industry analysts in October 2021. During 2023 as a result of enhancements made to our R&D chamber, we have produced several dPd displays approaching the 15,000 cd/m2 luminance levels. We continue our development work for a tier one consumer customer and are targeting similar levels of brightness on proof-of-concept displays using our full color dPd process.

Consumer, commercial (in which we include the medical and industrial sectors), and military customers are increasingly turning to us because of our technological leadership in display brightness and resolution. This leadership in brightness is further demonstrated by our proprietary dPd capability. Unlike traditional OLEDs that produce colors by using a white source with filters that eliminate about 80% of the emitted light, with dPd, we make full color displays by directly depositing each of the primary color materials on respective sub-pixels, without the use of filters. In July 2021, we achieved full color brightness levels of over 10,000 cd/m2, and in April 2023 have produced prototype displays with our enhanced R&D tool approaching 15,000 cd/m2 and expect to achieve a brightness level of over 22,000 cd/m2 ready for mass production of full color displays by 2024. We achieved the highest monochrome brightness levels in the market years ago and are continuing our leadership with color displays. Display brightness is critical for AR/VR devices because of optics inefficiency and the need to eliminate motion artifacts. This is especially important for heads up displays used in bright, daylight environments. Our high resolution and low pixel pitch are also important to eliminate the “screen door” effect that comes with expanding lower resolution displays over wide fields of view.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our 2022 Form 10-K for a discussion of our critical accounting policies. There were no material changes to such policies in the three months ended March 31, 2023.

Results of Operations

Comparative results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

Revenues

	Three Months Ended
	March 31,
	2023	2022	Change
Product	$6,368	$7,027	$(659)
Contract	227	331	(104)
Total revenue, net	$6,595	$7,358	$(763)

Total revenue for the three months ended March 31, 2023 was $6.6 million, as compared to revenues of $7.4 million, for the three months ended March 31, 2022.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three months ended March 31, 2023 product revenue decreased by $0.7 million, primarily due to late deliveries resulting from unexpected production downtime and the timing of military orders.

Contract revenue primarily reflected development associated with a high brightness display design for the Department of Defense and a proof of concept display for a tier one consumer company. For the three months ended March 31, 2023 contract revenue decreased by $0.1 million, as compared to the prior period, reflecting the timing of phases and milestones of these contracts. We are continuing to work on the high brightness display design and our proof of concept for this consumer customer and expect ongoing contract revenue under these programs. Contract revenues are based on accomplishing specific milestones and are not uniformly distributed throughout the project duration.

Cost of Revenues

	Three Months Ended
	March 31,
	2023	2022	Change
Product	$5,004	$4,787	$217
Contract	117	82	35
Total cost of revenues	$5,121	$4,869	$252

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues for the three months ended March 31, 2023 increased by $0.3 million from the comparable prior year period.

Product cost of revenues for the three months ended March 31, 2023, increased from the prior year period, primarily due to lower production volumes due to unplanned equipment downtime, and a resultant increase in average display cost.

Contract cost of revenues for the three months ended March 31, 2023 was comparable to the prior year period.

The following table outlines product and contract gross profit and related gross margins for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Product revenues gross profit	$1,364	$2,240
Product revenues gross margin	21%	32%
Contract revenues gross profit	$110	$249
Contract revenues gross margin	48%	75%
Total gross profit	$1,474	$2,489
Total gross margin	22%	34%

Total gross profit is a function of revenues less cost of revenues. Gross profit for the three months ended March 31, 2023 of $1.5 million decreased $1.0 million, from the comparable prior year period reflecting decreased product and contract revenues. Total gross margin was 22% for the three months ended March 31, 2023, compared to 34% for the comparable 2022 period.

The product gross profit of $1.4 million for the three months ended March 31, 2023, decreased from $2.2 million in the comparable prior year period. The decrease was primarily due to production downtime, which resulted in a lower volume of displays produced, and higher average product costs resulting from factory overhead costs being allocated across a reduced quantity of finished and work in process displays.

Contract gross margin is dependent upon the mix of internal labor costs versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three months ended March 31, 2023, contract revenue gross profit was $0.1 million compared to $0.2 million, for the prior year period. The decrease in contract gross margin for the three months ended March 31, 2023 versus the prior year period is primarily due to decreased contract revenues.

Operating Expenses

	Three Months Ended
	March 31,
	2023	2022	Change
Research and development expense	$1,203	$1,484	$(281)
Percentage of net revenue	18%	20%
Selling, general and administrative expense	$2,805	$2,170	$635
Percentage of net revenue	43%	29%
Total operating expenses	$4,008	$3,654	$354
Percentage of net revenue	61%	50%

Research and Development Expense

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expense was $1.2 million for the three months ended March 31, 2023, compared to $1.5 million, in the prior year period. Prior year R&D expenses reflected higher benefit accruals.

Selling, General and Administrative Expense

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. The increase in SG&A expenses for the three months ended March 31, 2023 of $0.6 million reflects an increase in legal and professional fees and changes in non-cash stock compensation.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. There was no other income related to the change in fair value of warrant liability for the three months ended March 31, 2023, compared to other income of $1.1 million for the three months ended March 31, 2022. This non-cash income recorded in the first quarter of 2022 was associated with changes in the liability related to registered warrants issued in January 2018. In periods before the expiration of these warrants in January 2023, we were required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.

Other income for the three months ended March 31, 2023, includes $120 thousand in deferred income related to assets provided under government grant programs and the related reimbursement of labor overhead charges incurred under these grant programs. Pursuant to our accounting policy, we reduce the deferred income – government awards liability to recognize income associated with these grants over depreciable lives of the assets purchased with the awards.

Liquidity and Capital Resources

As of March 31, 2023, we had $3.8 million in cash and cash equivalents, working capital of $16.1 million, no borrowings outstanding and borrowing availability under the ABL Facility of $2.4 million. We had $4.3 million in cash, working capital of $17.0 million and borrowings outstanding and borrowing availability under the ABL Facility of $1.0 million and $1.8 million, respectively, at December 31, 2022.

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

We have committed the funds and ordered all equipment to be purchased under these programs, including a production capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of our AR/VR customers. As of March 31, 2023, we had taken delivery of seven pieces of production equipment and received $32.2 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors. Overall, we believe we remain on track and within requirements of the U.S. Defense Production Act Title III and IBAS funding grants.

For the three months ended March 31, 2023 cash used in operating activities were $0.2 million which was attributable to a net loss of $2.6 million offset by cash used by operating assets and liabilities of $1.4 million and non-cash income and expenses of $1.0 million. Cash used in operating activities for the three months ended March 31, 2022 was $0.1 million.

For the three months ended March 31, 2023 cash used in investing activities was $2.8 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $2.4 million.

As of March 31, 2023, we had outstanding commitments to purchase approximately $0.6 million in capital expenditures, and expect to make additional capital expenditures during 2023 to improve our manufacturing and R&D capabilities. These commitments exclude $6.9 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during the three months ended March 31, 2022 was $7.1 million for equipment purchases.

For the three months ended March 31, 2023, cash provided by financing activities of $2.5 million, includes proceeds from government grants of $2.4 million, and public offering (ATM) proceeds of $1.2 million offset by net borrowings of $1.0 million under our ABL Facility and change in finance lease liabilities of $0.1 million. Net cash provided by financing activities during the three months ended March 31, 2022 was $5.4 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2023, a net loss of $2.6 million was incurred and cash used in operating activities of $0.2 million. As of March 31, 2023, we had $3.8 million of cash, no borrowings outstanding and borrowing availability of $2.4 million under our ABL Facility.

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

We have taken actions to increase revenues and to reduce expenses and are considering financing alternatives. Our plans with regard to these matters include the following actions: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue the Work Status Reduction program that began in October 2019 for certain members of senior management pursuant to which their work status is reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sale of common shares under our At the Market, or ATM, equity facility entered into in November 2021, and 7) consider additional financing and/or strategic alternatives.

We are reassessing our business plans and forecasts over the next two years. Based on our known cash needs as of March 2023, our latest forecast of revenues and expenses, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support working capital requirements through the second quarter of 2024 and beyond.

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

For the three months ended March 31, 2023, we raised $1.2 million through the sale of shares under the ATM facility. We used and intend to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes. We had approximately $2.4 million of potential sales remaining under the ATM facility, gross of offering expenses as of March 31, 2023.

ABL Facility

On December 21, 2016, we entered into an asset based revolving credit facility with a lender that provides for up to a maximum amount of $5 million based on a borrowing base equivalent of 85% of eligible accounts receivable plus the lesser of $2 million or 50% of eligible inventory. The interest on the ABL Facility is equal to the Prime Rate plus 3% but may not be less than 6.5% with a minimum monthly interest payment of $2,000. We are obligated to pay the lender a monthly administrative fee of $1,000 and an annual facility fee equal to 1% of the maximum amount borrowable under the facility. The ABL Facility automatically renewed on December 31, 2022 for a one-year term.

Our ABL Facility expires on December 31, 2023 and renews automatically for another year unless terminated pursuant to its terms. Our ABL Facility agreement contains certain lenders remedies that give the bank the ability to impose discretionary reserves against our borrowing availability or terminate the facility upon events of default.

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of March 31, 2023, we had no borrowings, had unused borrowing availability of $2.4 million and were in compliance with all financial debt covenants.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting related to the calculation of diluted earnings per share for the year-ended December 31, 2022, that was disclosed in the our Annual Report on Form 10-K for the year-ended December 31, 2022. Accordingly, management has concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within its financial statements in this or any previously filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K as a result of the material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Steps to Address the Material Weakness

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year-ended December 31,2022, we commenced a remediation plan with the goal of remediating this material weakness as soon as possible. The material weakness will not be considered remediated until the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing, although the Company cannot estimate when the remediation will be completed. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management plans to document key controls over earnings per share calculations and modify existing controls as necessary to ensure they operate at a sufficient level of precision.

During the remediation of the above material weakness, the Company may decide to modify other internal controls to further strengthen its overall internal control environment.

Changes in Internal Control Over Financial Reporting

Except with respect to the remediation efforts described above, during the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the sections titled “Risk Factors” included in this Report, in our 2022 Form 10-K and in our other filings with the SEC. In addition, refer to our discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, which address the effects of the COVID-19 pandemic and the war in Ukraine, inflationary factors and our ability to continue as a going concern. The COVID-19 pandemic can also exacerbate other risks discussed in the “Risk Factors” sections of this Report, our 2022 Form 10-K and our other filings with the SEC, which could in turn have a material adverse effect on us. The “Risk Factors” section in our 2022 Form 10-K otherwise remains current in all material respects. The risks discussed in the “Risk Factors” section in our 2022 Form 10-K do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant's Definitive Proxy Statement filed on September 21, 2006).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to an appendix to the Registrant’s Definitive Proxy Statement filed on October 26, 2010).

3.3	Bylaws of the Registrant (incorporated by reference to exhibit 99.3 to the Registrant's Definitive Proxy Statement filed on June 14, 2001).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on December 23, 2008).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 13, 2021).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2019).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 12, 2019).

4.3	Description of Registrant's Securities (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023).

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

Date: May 11, 2023

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer