Form 10-Q
period 2023-06-30
EMAGIN CORP
filed 2023-08-10
CIK 1046995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 83,187,916 common shares at $0.001 par value per share of the registrant outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in this Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission, or the SEC. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

Important factors, among others, that may affect the future results expressed or implied by forward-looking statements in this Report include:

•risks relating to the proposed Merger (as defined herein), including the possibility that the consummation of the Merger could be delayed or not completed and the effect of the Merger Agreement (as defined herein) and the pendency of the Merger on our business, results of operations, financial condition and stock price;

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

ITEM 1.  Financial Statements

eMAGIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,260	$4,346
Restricted cash	352	303
Accounts receivable, net	3,907	7,035
Account receivable-due from government awards	429	501
Unbilled accounts receivable	2,738	2,438
Inventories	9,023	8,709
Prepaid expenses and other current assets	902	594
Total current assets	20,611	23,926
Property, plant and equipment, net	52,524	49,099
Operating lease right - of - use assets	22	53
Intangibles and other assets	25	29
Total assets	$73,182	$73,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,643	$2,077
Accrued compensation	1,727	1,662
Revolving credit facility, net	—	1,037
Other accrued expenses	3,755	659
Deferred revenue	12	12
Operating lease liability - current	22	54
Finance lease liability - current	1,229	1,229
Other current liabilities	602	231
Total current liabilities	9,990	6,961
Other liability - long term	14	14
Line of credit - long term	5,036	—
Deferred income - government awards - long term	33,005	28,729
Finance lease liability - long term	13,481	13,608
Total liabilities	61,526	49,312

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.001 par value: authorized 10,000,000 shares:
Series B Convertible Preferred stock, (liquidation preference of $5,356) stated value $1,000 per share, $0.001 par value: 10,000 shares designated and 5,356 issued and outstanding as of June 30, 2023 and 5,356 issued and outstanding as of December 31, 2022.	—	—
Common stock, $0.001 par value: authorized 200,000,000 shares, issued 83,349,982 shares, outstanding 83,187,916 shares as of June 30, 2023 and issued 81,241,516 shares, outstanding 81,079,450 shares as of December 31, 2022.	83	80
Additional paid-in capital	284,231	282,582
Accumulated deficit	(272,158)	(258,367)
Treasury stock, 162,066 shares as of June 30, 2023 and December 31, 2022.	(500)	(500)
Total shareholders’ equity	11,656	23,795
Total liabilities and shareholders’ equity	$73,182	$73,107

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product	$4,883	$7,026	$11,251	$14,053
Contract	72	133	299	464
Total revenues, net	4,955	7,159	11,550	14,517

Cost of revenues:
Product	5,425	5,522	10,428	10,309
Contract	37	68	155	150
Total cost of revenues	5,462	5,590	10,583	10,459

Gross (loss) profit	(507)	1,569	967	4,058

Operating expenses:
Research and development	1,638	1,457	2,841	2,941
Selling, general and administrative	9,021	1,904	11,825	4,074
Total operating expenses	10,659	3,361	14,666	7,015

Loss from operations	(11,166)	(1,792)	(13,699)	(2,957)

Other (expense) income:
Change in fair value of common stock warrant liability	—	226	—	1,372
Interest expense, net	(254)	(225)	(461)	(439)
Other income, net	250	351	369	447
Total other (expense) income	(4)	352	(92)	1,380
Loss before provision for income taxes	(11,170)	(1,440)	(13,791)	(1,577)
Income taxes	—	—	—	—
Net Loss	$(11,170)	$(1,440)	$(13,791)	$(1,577)

Loss per share, basic and diluted	$(0.13)	$(0.02)	$(0.17)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	83,027,175	73,895,212	82,513,090	73,368,347

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share data)

(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2022	5,356	$—	81,241,516	$80	$282,582	$(258,367)	$(500)	$23,795
Vesting of RSUs	—	—	30,148	—	—	—	—	—
Stock based compensation	—	—	—	—	256	—	—	256
Public offering of common shares, net of offering costs	—	—	1,208,996	2	1,164	—	—	1,166
Exercise of common stock warrants	—	—	50,000	—	—	—	—	—
Net Loss	—	—	—	—	—	(2,621)	—	(2,621)
Balance, March 31, 2023	5,356	$—	82,530,660	$82	$284,002	$(260,988)	$(500)	$22,596
Exercise of options	—	—	20,000	—	29	—	—	29
Vesting of RSUs	—	—	146,222	—	(129)	—	—	(129)
Stock based compensation	—	—	—	—	330	—	—	330
Exercise of common stock warrants	—	—	653,100	1	(1)	—	—	—
Net Loss	—	—	—	—	—	(11,170)	—	(11,170)
Balance, June 30, 2023	5,356	$—	83,349,982	$83	$284,231	$(272,158)	$(500)	$11,656

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2021	5,659	$—	72,931,490	$72	$275,936	$(257,264)	$(500)	$18,244
Stock based compensation	—	—	—	—	165	—	—	165
Public offering of common shares, net of offering costs	—	—	405,086	—	460	—	—	460
Net Loss	—	—	—	—	—	(137)	—	(137)
Balance, March 31, 2022	5,659	$—	73,336,576	$72	$276,561	$(257,401)	$(500)	$18,732
Vesting of RSUs	—	—	110,608	—	—	—	—	—
Stock based compensation	—	—	—	—	214	—	—	214
Public offering of common shares, net of offering costs	—	—	2,173,942	3	1,597	—	—	1,600
Net Loss	—	—	—	—	—	(1,440)	—	(1,440)
Balance, June 30, 2022	5,659	$—	75,621,126	$75	$278,372	$(258,841)	$(500)	$19,106

See notes to Condensed Consolidated Financial Statements.

eMAGIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,791)	$(1,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,517	1,671
Change in fair value of common stock warrant liability	—	(1,372)
Stock-based compensation	586	379
Amortization of operating lease right-of-use assets	31	29
Changes in operating assets and liabilities:
Accounts receivable	3,200	(607)
Unbilled accounts receivable	(300)	(216)
Inventories	(314)	(29)
Prepaid expenses and other current assets	(308)	19
Deferred revenues	—	60
Operating lease liabilities	(32)	(29)
Accounts payable, accrued expenses, and other current liabilities	4,097	(173)
Net cash used in operating activities	(5,314)	(1,845)
Cash flows from investing activities:
Purchase of equipment	(723)	(1,128)
Purchase of equipment, government grant	(4,214)	(7,418)
Net cash used in investing activities	(4,937)	(8,546)
Cash flows from financing activities:
Repayments under revolving line of credit, net	(1,037)	113
Proceeds from public offering, net	1,166	2,060
Borrowings under line of credit	5,036	—
Change in finance lease liabilities	(127)	(144)
Proceeds from government grant	4,276	6,633
Proceeds from exercise of stock options	29	—
Payments in withholding taxes for vested RSUs	(129)	—
Net cash provided by financing activities	9,214	8,662
Net decrease in cash, cash equivalents, and restricted cash	(1,037)	(1,729)
Cash, cash equivalents, and restricted cash, beginning of period	4,649	6,530
Cash, cash equivalents, and restricted cash, end of period	$3,612	$4,801
Cash, cash equivalents, end of period	3,260	4,290
Restricted cash, end of period	352	511

Supplementary Cash Flow Information
Cash paid for interest	$461	$439
Cash paid for income taxes	$—	$—

Non-cash activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$137

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

On May 17, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsung Display Co., Ltd., a Korean corporation (“Parent” or “Samsung Display”), Emerald Intermediate, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Silk USA”), and Emerald Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Silk USA (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”) (see Note 2).

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of eMagin Corporation and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base and concludes that it operates in a single business segment. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the “SEC”). These unaudited Condensed Consolidated Financial Statements, and related disclosures, should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2022 are derived from audited financial statements included in the Company’s 2022 Form 10-K.

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

Intangible Assets – Patents

Acquired patents are recorded at purchase price as of the date acquired and amortized over the expected useful life, which is generally the remaining life of the patent.

The total intangible amortization expense was approximately $2 thousand and $4 thousand for the three and six months ended June 30, 2023 and 2022, respectively.

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

The following table provides a summary of the activity related to the Company's warranty liability included in other current liabilities, during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$457	$416	$214	$519
Warranty accruals and adjustments	133	(127)	378	(227)
Warranty claims	(2)	(7)	(4)	(10)
Ending balance	$588	$282	$588	$282

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

For the three and six months ended June 30, 2023 and 2022, the Company reported a net loss and as a result, basic and diluted loss per common share are the same.

In calculating net loss per share amounts, all shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per common share in both periods, because their effect was anti-dilutive.

The following table sets forth the potentially dilutive common stock equivalents for the three and six months ended June 30, 2023 and 2022 that were not included in diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Restricted Stock Units	1,296,787	408,226	1,296,787	408,226
Options	3,229,952	3,625,426	3,229,952	3,625,426
Warrants	1,947,491	6,009,374	1,947,491	6,009,374
Convertible preferred stock	17,723,362	18,726,009	17,723,362	18,726,009
Total potentially dilutive common stock equivalents	24,197,592	28,769,035	24,197,592	28,769,035

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

For the three months, ended June 30, 2023, two customers of 15.96% and 10.93% accounted for over 10% of net revenues. For the six months ended June 30, 2023, one customer of 10.11% accounted for over 10% of net revenues. As of June 30, 2023, the Company had accounts receivable from one of these customers that accounted for 9.6% of total accounts receivable, the other customer had no accounts receivable balance. For the three and six months ended June 30, 2022, one customer of 11.0% and a different customer of 12.5% accounted for over 10% of the Company’s net revenues, respectively.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As described in Note 2 - Merger, on May 17, 2023, the Company signed a Merger Agreement pursuant to which it will be acquired by Samsung Display, in a transaction expected to close in the fourth quarter of 2023. As described in Note 6 – Debt, concurrently with the signing of the Merger Agreement the Company entered into a Loan and Security Agreement with Samsung Display that provides for two advances of up to $5 million each and a third advance of $3 million with an increase to $5 million upon satisfaction of certain conditions.

For the six months ended June 30, 2023, the Company incurred a net loss of $13.8 million, including approximately $7 million of investment banking, legal and other Merger related expenses and used cash in operating activities of $5.3 million. As of June 30, 2023, the Company had $3.3 million of cash, no outstanding indebtedness under its ABL Facility and borrowing availability of $0.8 million under its ABL Facility. In June 2023, the Company received the first $5 million advance under the Loan and Security Agreement with Samsung Display. In August 2023, the Company received the second $5 million advance under the Loan and Security Agreement and is eligible to borrow the third installment of $3 to $5 million in January 2024.

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

Should the merger with Samsung Display not occur the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. This is due to continuing losses, the Company’s financial position, and uncertainty regarding the Company’s ability to borrow under its ABL Facility, or continue to raise funds under its ATM facility. Although demand for the Company’s products has remained steady, due to inflationary pressures the Company’s costs to obtain components and other materials has increased and ongoing equipment failures and lower than expected yields have resulted in higher material costs and delays in quarterly revenue. If these trends worsen or result in lost orders it could materially and adversely affect its business, financial condition, and results of operations.

The Company has taken actions to increase revenues and to reduce expenses and is considering financing alternatives. The Company’s plans with regard to these matters include the following actions if the merger with Samsung Display is delayed beyond the fourth quarter of 2023 or does not close: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue the Work Status Reduction program that began in October 2019 for certain members of senior management pursuant to which their work status is reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sell shares under its At the Market or ATM equity facility entered into in November 2021, 7) consider additional financing and/or strategic alternatives, and 8) borrowings under its line of credit per the Samsung Display Merger agreement discussed in Note 6.

The Company is reassessing its business plans and forecasts over the next two years. Based on its known cash needs as of August 2023, and the anticipated availability of its ABL facility, the Company has developed plans to extend its liquidity to support its working capital requirements through the third quarter of 2024.

However, there can be no assurance that the Company’s plans will be achieved and the Company will be able to meet its financial obligations as they become due without obtaining additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

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

Note 2 – Merger

On May 17, 2023, the Company, agreed to be acquired by Samsung Display. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a subsidiary of Samsung Display. At the closing of the Merger (the “Effective Time”), each holder of the Company’s common stock, outstanding immediately prior to the Effective Time will be entitled to receive $2.08 in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Price”) for each share of common stock held by such holder, and each holder of the Series B Convertible Preferred Stock outstanding immediately prior to the Effective Time will be entitled to the right to receive cash in an amount equal to the total number of shares of the Company’s common stock issuable upon conversion of such holder’s preferred stock multiplied by the Per Share Merger Price.

At the Effective Time, all of the Company’s equity award programs will terminate. All equity awards with an exercise price below the Per Share Merger Price will immediately vest and the holders thereof will receive cash compensation for the in the money portion of their awards. All restricted stock unit awards, including those with performance conditions will be deemed to be fully earned and vest as of the Effective Time and holders thereof will receive cash compensation equal to the Per Share Merger Price for each share of common stock underlying such holders restricted stock unit awards.

The closing of the Merger is subject to certain customary conditions, including approvals by the Company’s stockholders, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of any other required governmental approvals or waivers thereof, including clearance from the Committee on Foreign Investment in the United States, and other customary conditions for a transaction of this type.

The Merger Agreement provides for certain termination rights for the Company and Samsung Display, including by mutual written consent and if the closing does not occur on or prior to May 17, 2024 (the "Outside Date"), provided that the Outside Date may be extended by either party for up to 90 days if, all closing conditions other than regulatory approval have been satisfied. Under terms of the Merger Agreement, the Company would be required to pay Samsung Display at termination fee of $9 million, if the Company entered into a transaction with another buyer, or if the Company’s board of directors (the “Board”) changes its recommendation to shareholders to vote in favor of the transaction with Samsung Display.

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

Additional disaggregated revenue information for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North and South America	$1,803	$3,790	$4,973	$8,116
Europe, Middle East, and Africa	2,923	3,099	5,944	6,019
Asia Pacific	229	270	633	382
Total	$4,955	$7,159	$11,550	$14,517

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Military	$3,480	$4,799	$8,386	$10,159
Commercial, including industrial and medical	822	1,184	1,676	2,161
Consumer	9	23	14	312
Multiple	644	1,153	1,474	1,885
Total	$4,955	$7,159	$11,550	$14,517

Accounts Receivable from Customers

Accounts receivable, net of allowances, were $3.9 million and $7.0 million as of June 30, 2023 and December 31, 2022.

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

Total contract assets and liabilities consisted of the following amounts (in thousands):

	June 30,	December 31,
	2023	2022

Unbilled Receivables (contract assets)	$2,738	$2,438

Deferred Revenue (contract liabilities)	$12	$12

For the three and six months ended June 30, 2023, the Company recognized no revenue related to its contract liabilities that existed at December 31, 2022. For the three and six months ended June 30, 2022, the Company recognized no revenue and $42 thousand of revenue related to its contract liabilities that existed at December 31, 2021, respectively.

Remaining Performance Obligations

The Company has elected the practical expedient, which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations primarily relate to engineering and design services. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.2 million. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Accounts Receivable

The majority of the Company’s commercial accounts receivable are due from OEM’s. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$4,205	$7,193
Less allowance for credit losses	(298)	(158)
Accounts receivable, net	$3,907	$7,035

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

Activity related to the allowance for credit losses is as follows (in thousands):

Balance as of January 1, 2023	$158
Current period provision	140
Write-offs charged against the allowance	—
Recoveries collected	—
Balance as of June 30, 2023	$298

Note 5 – Inventories, net

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$4,480	$3,497
Work in process	2,410	3,496
Finished goods	2,630	2,103
Total inventories	9,520	9,096
Less inventory reserve	(497)	(387)
Total inventories, net	$9,023	$8,709

Note 6 – Debt

Revolving Credit Facility

	June 30,	December 31,
(in thousands)	2023	2022
Revolving credit facility	$—	$1,037

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

The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million at all times. As of June 30, 2023 the Company had no borrowings outstanding under the ABL Facility, had unused borrowing availability of $0.8 million under the ABL Facility and was in compliance with all financial debt covenants under the ABL Facility.

Samsung Display Line of Credit

	June 30,	December 31,
(in thousands)	2023	2022
Line of Credit - long term	$5,000	$—
Interest Payable - long term	36	—
Total Line of Credit - long term	$5,036	$—

Concurrently with the execution and delivery of the Merger Agreement, the Company and Samsung Display entered into a Loan and Security Agreement, dated May 17, 2023. Pursuant to the Loan and Security Agreement, Samsung Display agreed to provide a long term line of credit to the Company, including two advances to the Company of up to $5 million each, and a third advance to us of up to $3 million with an increase up to $5 million upon satisfaction of certain conditions. Interest under the Loan and Security Agreement is payable semi-annually on the advances at the prime rate as published in the Wall Street Journal (to be set on the first day of each semi-annual interest period), and is payable at the Company’s option either in cash or in kind by adding to the aggregate outstanding principal amount of the loan on each semi-annual interest payment date an amount equal to the amount of interest accrued and unpaid as of such date. In the event the Merger does not close, the loan balance, including any accrued by unpaid interest is payable upon the five year anniversary of the termination of the Merger Agreement. On June 15, 2023, the Company received the first advance of $5 million provided for under the Loan and Security Agreement.

The long term line of credit is subordinated to the ABL facility and secured by certain collateral, including a second lien on all receivables, inventory, fixed assets other general intangibles (but excluding all rights in intellectual property). The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants, events of default and termination provisions.

Note 7 – Stock Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period using the straight-line method.

The fair value of Restricted Stock Units, or RSU’s is established by the market price of the Company’s common stock at the date of grant and for time based grants, is amortized over the vesting period using the straight line method. Certain Performance-based RSUs are typically granted such that they vest upon the achievement of EBITDA targets, during a specified performance period, subject to the satisfaction of certain time-based service criteria. Certain Performance-based RSUs vest upon the achievement of operational milestones. Compensation expense from these awards is equal to the fair market value of the Company’s ordinary shares on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant’s performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified non-market performance criteria, which are assessed at each reporting period.

The following table summarizes the allocation of non-cash stock-based compensation to our expense categories for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenues	$9	$30	$12	$58
Research and development	171	56	342	92
Selling, general and administrative	150	128	232	229
Total stock compensation expense	$330	$214	$586	$379

The following table summarizes the Company’s stock-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	$13	$119	$30	$189
Restricted Share Units	317	95	556	190
Total stock compensation expense	$330	$214	$586	$379

At June 30, 2023, there was no unrecognized compensation costs related to stock options and for RSUs there was approximately $1.2 million, net of estimated forfeitures. Total unrecognized compensation cost for stock options and RSUs will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 0 years and approximately 2.0 years, respectively.

Stock Option Summary

The following key assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	Six Months Ended
	June 30,
	2023			2022
Dividend yield			0%			0%
Risk free interest rates	3.24	-	3.25%	3.24	-	3.25%
Expected volatility	79.3	to	83.0%	79.3	to	83.0%
Expected term (in years)	5.0	to	5.5	5.0	to	5.5

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

A summary of the Company’s stock option activity for the six months ended June 30, 2023 presented in the following table (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,459,882	$1.50
Options granted	—	—
Options exercised	(20,000)	1.45
Options forfeited	—	—
Options cancelled or expired	(209,930)	1.78
Outstanding at June 30, 2023	3,229,952	$1.48	3.04	$2,332,189
Vested or expected to vest at June 30, 2023 (1)	3,229,952	$1.48	3.04	$2,332,189
Exercisable at June 30, 2023	3,229,952	$1.48	3.04	$2,332,189

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised was $19.8 thousand for the three and six months ended June 30, 2023.

Restricted Stock Units (“RSU”) Summary

The following table summarized the activity in respect of RSUs issued under the Company’s plans for the six months ended June 30, 2023:

			Weighted Average Grant Date
	Number of Awards		Fair Value Per Share

	Service	Performance	Service	Performance
	based	based	based	based
RSU's outstanding at December 31, 2022	1,422,679	436,874	$1.26	$1.23
Granted	101,686	—	1.92	—
Vested and settled	(163,026)	(28,509)	2.88	3.60
Forfeited	(64,552)	(11,679)	1.52	3.60
RSU's outstanding at June 30, 2023	1,296,787	396,686	$1.10	$0.99

Note 8 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2023 and 2022. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for three and six months ended June 30, 2023 and 2022 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of June 30, 2023.

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

On March 27, 2020, the President of the United States signed the CARES Act. The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company. The Company can, however, benefit from one provision, which allows for the immediate refund of the Alternative Minimum Tax Credit, or AMT Credit, previously recognized as deferred tax asset. The Company has filed an amendment to claim the AMT Credit and received the refund of $232 thousand on August 2, 2023. This tax receivable is reflected in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.

Note 9 – Commitments and Contingencies

Equipment Purchase Commitments

The Company has committed to equipment purchases of approximately $7.7 million at June 30, 2023, of which $7.5 million relates to equipment to be purchased under government awards.

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

In connection with the Merger Agreement, three complaints have been filed by purported stockholders of the Company and the Board as individual actions in the United States District Court for the Southern District of New York, captioned Oppenhuizen v. eMagin Corporation, et. al., Civil Action No. 1:23-5360 (filed June 23, 2023), Berkland v. eMagin Corporation, et. al., Civil Action No. 1:23-cv-5551 (filed June 28, 2023), and O’Dell v. eMagin Corporation, et. al., Civil Action No. 1:23-cv-5621 (filed June 30, 2023) (collectively, the “Exchange Act Complaints”). The Exchange Act Complaints allege that the defendants filed or caused to be filed a materially incomplete and misleading preliminary proxy statement with the SEC and assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended.

In addition, on June 26, 2023, June 27, 2023, June 29, 2023 and July 5, 2023, the Company received demand letters from six purported stockholders of the Company alleging that the preliminary proxy statement relating to the Merger omits purportedly material information. On June 26, 2023, the Company received a demand made by a purported stockholder of the Company pursuant to Section 220 of the Delaware General Corporation Law seeking certain books and records of the Merger and related matters (collectively, the “Demand Letters”).

While the Company believes that the disclosures set forth in the preliminary proxy statement comply fully with all applicable law and denies the allegations in the pending Exchange Act Complaint and Demand Letters described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, the Company made certain disclosures that supplement and revise those contained in the definitive proxy statement relating to the Merger (the "Supplemental Disclosures"). These Supplemental Disclosures were filed with the SEC under Schedule 14A. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth therein. To the contrary, the Company specifically denies all allegations in the Exchange Act Complaint and Demand Letters described above that any additional disclosure was or is required or material. The Company cannot predict the outcome of the Exchange Act Complaint and Demand Letters. The Company believes that the Exchange Act Complaint and Demand Letters are without merit, and the Company and the individual defendants intend to vigorously defend against the Exchange Act Complaint and Demand Letters and any subsequently filed similar actions. If additional similar complaints are filed or demand letters are received, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.

In addition to the Exchange Act Complaints and the Demand Letters, on July 14, 2023, a purported stockholder of the Company filed a putative class action complaint against the Company, the Board, Samsung Display, Silk USA, and Merger Sub in the Delaware Court of Chancery, captioned Heckerman v. Wittels, et al. (Case No. 2023-0716). The Heckerman Complaint alleges, on behalf of a putative class of the Company’s stockholders, among other things, claims for breach of fiduciary duty against the Board with respect to the inclusion of certain termination provisions in the Merger Agreement and with respect to the process leading up to the Merger, and claims for aiding and abetting such alleged breaches of fiduciary duty against Samsung Display. The Heckerman Complaint seeks, among other things, an injunction enjoining the consummation of the Merger or the enforcement of certain provisions of the Merger Agreement, or, in the event the Merger is consummated, to recover damages resulting from defendants’ alleged breaches of fiduciary duty and/or aiding and abetting of breaches of fiduciary duty. The Company cannot predict the outcome of the Heckerman Action. The Company believes that the Heckerman Action is without merit, and the Company and the individual defendants intend to vigorously defend against the Heckerman Action.

Note 10 – Warrants

The Company accounts for common stock warrants pursuant to applicable accounting guidance contained in ASC 815, "Derivatives and Hedging - Contracts in Entity's Own Equity" and makes a determination as to their treatment as either equity instruments or a warrant liability based on an analysis of the underlying warrant agreements.

The following table sets forth the Company’s outstanding common stock warrants as of June 30, 2023:

	Issued	Outstanding	Exercise Price	Expiration
2019 Warrant Issuance (1)	6,000,000	1,947,491	0.78	Oct 2024

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

During the three and six months ended June 30, 2023, 971,911 warrants and 1,052,509 warrants, respectively, were exercised on a cashless basis in exchange for 653,100 shares and 703,100 shares, respectively of the Company’s common stock.

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

Based on the Black Scholes method the fair value of the Company’s warrants are as follows (in thousands):

	June 30,	December 31,
	2023	2022
2018 January and February Issuance (1)
Fair Value	$—	$—
	$—	$—

(1)Warrants from the 2018 January and February Issuance expired on January 29, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Change in Fair Value of common stock warrant liability (1)	$—	$226	$—	1,372

(1)The combined changes in fair value are reflected as income (loss) from change in the fair market value of common stock warrant liability.

Note 11 – Leases

The Company leases office and manufacturing facilities in Hopewell Junction, New York under a non-cancelable lease agreement, which, as amended, expires in 2031, and includes two, five year options to extend. The lease agreement did not contain any residual value guarantees, or material restrictive covenants. Upon signing a 12th amendment in November 2020, the Company reassessed the lease from operating to a finance lease.

The Company also leases an office facility for its design group in Santa Clara, California. In October 2021, the Company signed an additional two year extension of the lease for the Santa Clara design group facility, and has classified this as an operating lease. The lease agreement did not contain any residual value guarantees, material restrictive covenants or a renewal option and was classified as an operating lease. On May 2, 2019, the Company entered into a three year finance lease commitment for phone equipment, which expired in June 2022.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Finance Lease Cost:
Amortization of right-of-use assets	$174	$149	$348	$302
Interest on lease liabilities	243	198	488	396
Operating lease cost	16	16	33	33
Total Lease Cost	$433	$363	$869	$731

Cash paid for amounts included in the measurement of lease liabilities:
Principal payments on operating lease liabilities	$—	$14	$32	$29
Principal payments on finance lease liabilities	$307	$270	$615	$542
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$69	$—	$137
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

	June 30, 2023	December 31, 2022
Finance lease right-of-use assets	$13,560	$13,908
Operating lease right-of-use assets	$22	$53
Finance lease liability, current	$1,229	$1,229
Finance lease liability, non-current	$13,481	$13,608
Operating lease liabilities, current	$22	$54
Operating lease liabilities, non-current	$-	$-
Weighted average remaining lease terms - finance leases	19.50 years	20.00 years
Weighted average remaining lease terms - operating leases	0.33 years	0.83 years
Weighted average discount rate - finance leases	6.94%	6.94%
Weighted average discount rate - operating leases	6.48%	6.48%

Future annual minimum lease payments and finance lease commitments as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$22	$615
2024	—	1,229
2025	—	1,229
2026	—	1,229
2027	—	1,269
Thereafter	—	21,345
Total undiscounted future minimum lease payments	22	26,916
Less imputed interest	—	(12,206)
Lease liability	$22	$14,710

Note 12 – Shareholders’ Equity

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

During the six months ended June 30, 2023, the Company raised $1.2 million, net of offering expenses, through the sale of shares under the ATM facility. The Company used and intends to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes.

Note 13 – Government Funding

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

The Company recognizes the government awards as deferred income – government awards as program milestones are invoiced, and will recognize other income as depreciation and other expenditures are incurred over the useful life of the capital equipment. As of June 30, 2023, the Company has received $33.9 million in total, for initial deposits required by capital equipment vendors. Amounts received, pending payment of deposits to vendors as of June 30, 2023, of $0.4 million are reflected in restricted cash on the accompanying Condensed Consolidated Balance Sheets. Amounts due from the U.S. DoD pursuant to invoices for capital equipment are presented on the Condensed Consolidated Balance Sheets as accounts receivable – due from government awards. The total amount invoiced on these programs of $33.9 million is reflected less depreciation in deferred revenue government awards – long term, and other current liabilities. Additional amounts remaining under the awards will be recorded in a similar fashion and will coincide with the progress payments required under the various capital equipment purchase terms. For the six months ended June 30, 2023, the Company recognized deferred income related to certain overhead expenses, not capitalized, of $58 thousand.

The terms of various government agreements provide among other items that the Company must achieve certain yield targets, give priority to military orders and continue to maintain the productive capacity of equipment purchased for up to five years past the completion of the programs.

Note 14 – Subsequent Events

On August 1, 2023, the Company received the second advance of $5 million provided for under the loan and security agreement with Samsung Display, as described in Note 6 – Debt. Additionally, on August 2, 2023 the Company received the refund of $232 thousand for the AMT credit, as described in Note 8 – Income Taxes.

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

During the second quarter of 2023 our total revenue was $5.0 million, as compared to $7.2 million in the second quarter of 2022. The decrease was primarily due to second quarter 2023 display revenues of $4.9 million which were down 31% year over year. Our quarterly display revenue gross margin was (11)% compared to the prior year’s second quarter of 21%. The gross margin decline was primarily due to production downtime, lower than expected yields, and excess wafer scrap, which resulted in a lower volume of displays produced and shipped, and higher average product costs. As of the end of the second quarter, our sales backlog of orders shippable in one year remained strong at $17.5 million, reflecting demand for our displays for use in thermal weapon sights, military night vision goggles, and medical applications.

Operating expenses for the second quarter of 2023, including R&D expenses, were $10.7 million, compared with $3.4 million in the prior-year period reflecting an increase in investment banking, legal, accounting and other professional fees incurred in conjunction with the Merger. Operating expenses as a percentage of sales were 215% in the second quarter of 2023, with 47% in the prior-year period.

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

We have committed the funds and ordered all equipment to be purchased under these programs, including an advanced, production capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of our AR/VR customers. As of June 30, 2023, we had taken delivery of eighteen pieces of production equipment and received $33.9 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors. We remain on track and within requirements of the U.S. Defense Production Act Title III and IBAS funding grants. The new equipment will help us increase capacity and yield for all display types, address critical productions points, and replace certain older equipment, which we expect will aid us in meeting expected demand for our microdisplays. In April 2023, the period of performance under the IBAS program was extended through September 30, 2023 in recognition of global supply chain challenges.

We are continually making improvements in production processes; however, until we are able to fully operationalize the equipment we acquired as a result of the $39.1 million in government grants we were awarded in 2020, much of our equipment remains older, and malfunctions in single point of failure equipment have the potential to delay our production until repairs can be made. We experienced some equipment issues in 2021 and 2023 that impacted revenues. Equipment purchased and placed in service, under our government awards programs is expected to reduce our single point of failure risk and improve manufacturing yields and throughput. As part of our ongoing efforts to improve our throughput, yield, and quality practices, we are working with an industrial engineering firm to develop an operations excellence strategy. In September 2022, we obtained the AS9100 quality certification. AS9100 is an internationally recognized quality management system standard specific to the aerospace, aviation, and defense industries. The standard is widely supported and adhered to by major aerospace OEMs and is increasingly required by vendors within the supply chain.

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

Merger Agreement with Samsung Display Co. Ltd.

On May 17, 2023, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Samsung Display Co., Ltd., a Korean corporation, or Samsung Display, Emerald Intermediate, Inc., a Delaware corporation and wholly owned subsidiary of Samsung Display, or Silk USA, and Emerald Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Silk USA, or Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation, which we refer to herein as the Merger. At the closing of the Merger, or the Effective Time, each holder of the our common stock, outstanding immediately prior to the Effective Time will be entitled to receive $2.08 in cash, without interest and less any applicable withholding taxes, which we refer to as the Per Share Merger Price, for each share of common stock held by such holder, and each holder of the Series B Convertible Preferred Stock outstanding immediately prior to the Effective Time will be entitled to the right to receive cash in an amount equal to the total number of shares of the Company’s common stock issuable upon conversion of such holder’s Series B Convertible Preferred Stock multiplied by the Per Share Merger Price.

At the Effective Time, all of our equity award programs will terminate. All equity awards with an exercise price below the Per Share Merger Price will immediately vest and the holders thereof will receive cash compensation for the in the money portion of their awards. All restricted stock unit awards, including those with performance conditions will be deemed to be fully earned and vest as of the Effective Time and holders thereof will receive cash compensation equal to the Per Share Merger Price for each share of common stock underlying such holders restricted sock unit awards.

The closing of the Merger is subject to certain customary conditions, including approvals by our stockholders, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of any other required governmental approvals or waivers thereof, including clearance from the Committee on Foreign

Investment in the United States, or CFIUS, and other customary conditions for a transaction of this type.

The Merger Agreement provides for certain termination rights for us and Samsung Display, including by mutual written consent and if the closing does not occur on or prior to May 17, 2024, or the Outside Date, provided that the Outside Date may be extended by either party for up to 90 days if, all closing conditions other than regulatory approval have been satisfied. Under terms of the Merger Agreement, we would be required to pay Samsung Display at termination fee of $9 million if we entered into a transaction with another buyer, or if our board of directors changes its recommendation to shareholders to vote in favor of the transaction with Samsung Display.

Concurrently with the execution and delivery of the Merger Agreement, we and Samsung Display entered into a Loan and Security Agreement, dated on May 17, 2023. Pursuant to the Loan and Security Agreement, Samsung Display agreed to provide a long term line of credit to us, including two advances to us of up to $5 million each, and a third advance to us of up to $3 million with an increase to up to $5 million upon satisfaction of certain conditions. Interest under the Loan and Security Agreement is payable semi-annually on the advances at the prime rate as published in the Wall Street Journal (to be set on the first day of each semi-annual interest period), and is payable at our option either in cash or in kind by adding to the aggregate outstanding principal amount of the loan on each semi-annual interest payment date an amount equal to the amount of interest accrued and unpaid as of such date. In the event the Merger does not close, the loan balance, including any accrued by unpaid interest is payable upon the five year anniversary of the termination of the Merger Agreement. On June 15, 2023 and August 1, 2023, the Company received the first and second advances, respectively, of $5 million each, as provided for under the Loan and Security Agreement.

The long-term line of credit is subordinated to our ABL facility and secured by certain collateral, including a second lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents (but excluding all rights in intellectual property). The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants, events of default and termination provisions.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Please refer to the information provided under the heading "Critical Accounting Policies and Estimates" included in our 2022 Form 10-K for a discussion of our critical accounting policies. There were no material changes to such policies in the six months ended June 30, 2023.

Results of Operations

Comparative results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Product	$4,883	$7,026	$(2,143)	$11,251	$14,053	$(2,802)
Contract	72	133	(61)	299	464	(165)
Total revenue, net	$4,955	$7,159	$(2,204)	$11,550	$14,517	$(2,967)

Total revenue for the three and six months ended June 30, 2023 was $5.0 million and $11.6 million, respectively, as compared to revenues of $7.2 million and $14.5 million for the three and six months ended June 30, 2022.

Product revenue is comprised primarily of sales of displays as well as sales of other hardware. For the three and six months ended June 30, 2023 product revenue decreased by $2.1 million and $2.8 million, respectively, primarily due to late deliveries resulting from unplanned equipment downtime.

Contract revenue primarily reflected development associated with a high brightness display design for the Department of Defense and a proof of concept display for a tier one consumer company. For the three and six months ended June 30, 2023 contract revenue decreased by $0.1 million and $0.2 million, as compared to the prior period, reflecting the timing of phases and milestones of these contracts. We are continuing to work on the high brightness display design and our proof of concept for this consumer customer and expect ongoing contract revenue under these programs. Contract revenues are based on accomplishing specific milestones and are not uniformly distributed throughout the project duration.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Product	$5,425	$5,522	$(97)	$10,428	$10,309	$119
Contract	37	68	(31)	155	150	5
Total cost of revenues	$5,462	$5,590	$(128)	$10,583	$10,459	$124

Total cost of revenues is comprised of costs of product and contract revenues. Cost of product revenue includes materials, labor and manufacturing overhead, warranty costs and depreciation related to our products. Cost of contract revenue includes direct and allocated indirect costs associated with performance on the contracts, primarily engineering resources and materials. Total cost of revenues for the three and six months ended June 30, 2023, decreased by $0.1 million and increased by $0.1 million, respectively, from the comparable prior year period.

Product cost of revenues for the three months ended June 30, 2023, were comparable to the prior year period. Product cost of revenues for the six months ended June 30, 2023, increased from the prior year period, primarily due to lower production volumes due to unplanned equipment downtime, lower yields, and a resultant increase in average display cost.

Contract cost of revenues for the three and six months ended June 30, 2023 were comparable to the prior year period.

The following table outlines product and contract gross (loss) profit and related gross margins for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenues gross (loss) profit	$(542)	$1,504	$823	$3,744
Product revenues gross margin	(11)%	21%	7%	27%
Contract revenues gross profit	$35	$65	$144	$314
Contract revenues gross margin	49%	49%	48%	68%
Total gross (loss) profit	$(507)	$1,569	$967	$4,058
Total gross margin	(10)%	22%	8%	28%

Total gross profit is a function of revenues less cost of revenues. Gross loss for the three months ended June 30, 2023 of $(0.5) million decreased $2.1 million, from the comparable prior year period reflecting decreased product and contract revenues. Total gross margin was (10)% and 8% for the three and six months ended June 30, 2023, compared to 22% and 28% for the comparable 2022 period.

The product gross (loss) profit of $(0.5) million and $0.8 million for the three and six months ended June 30, 2023, decreased from $1.5 million and $3.7 million, respectively, in the comparable prior year period. The decrease was primarily due to unexpected equipment downtime, which resulted in a lower volume of displays produced, lower shipments, lower yields and higher average product costs resulting from factory overhead costs being allocated across a reduced quantity of finished and work in process displays.

Contract gross margin is dependent upon the mix of internal labor costs versus external third-party costs and materials, with the external third-party costs and materials causing a lower gross margin and reducing the contract gross profit. For the three and six months ended June 30, 2023, contract revenue gross profit was $35 thousand and $0.1 million, compared to $0.1 million and $0.3 million, for the prior year period. The decrease in contract gross margin for the three and six months ended June 30, 2023 versus the prior year period is primarily due to decreased contract revenues.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Research and development expense	$1,638	$1,457	$181	$2,841	$2,941	$(100)
Percentage of net revenue	33%	20%		25%	20%
Selling, general and administrative expense	$9,021	$1,904	$7,117	$11,825	$4,074	$7,751
Percentage of net revenue	182%	27%		102%	28%
Total operating expenses	$10,659	$3,361	$7,298	$14,666	$7,015	$7,651
Percentage of net revenue	215%	47%		127%	48%

Research and Development Expense

R&D expenses are Company funded and are primarily compromised of salaries and related benefits, development materials and other costs specifically allocated to the development of new technologies, microdisplay products, OLED technologies and production processes. R&D related costs associated with fulfilling contracts are categorized as contract cost of revenues. R&D expense was $1.6 million and $2.8 million for the three and six months ended June 30, 2023, compared to $1.5 million and $2.9 million, in the prior year period.

Selling, General and Administrative Expense

SG&A expenses consist primarily of personnel expenses, professional services fees, as well as other marketing, general corporate and administrative expenses. The increase in SG&A expenses for the three and six months ended June 30, 2023 of $7.1 million and $7.8 million reflects an increase in investment banking, legal, accounting and other professional fees incurred in conjunction with the Merger, and changes in non-cash stock compensation.

Other Income (Expense)

Other income (expense), net consists of changes in the fair value of warrant liability as well as interest income earned on cash balances. There was no other income related to the change in fair value of warrant liability for the three and six months ended June 30, 2023, compared to other income of $0.2 million and $1.4 million for the three and six months ended June 30, 2022, respectively. This non-cash income recorded in 2022 was associated with changes in the liability related to registered warrants issued in January 2018. In periods before the expiration of these warrants in January 2023, we were required to revalue warrants classified on our Condensed Consolidated Balance Sheets as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred.

Other income for the three and six months ended June 30, 2023, includes $250 thousand and $369 thousand, respectively, in deferred income related to assets provided under government grant programs and the related reimbursement of labor overhead charges incurred under these grant programs. Pursuant to our accounting policy, we reduce the deferred income – government awards liability to recognize income associated with these grants over depreciable lives of the assets purchased with the awards.

Liquidity and Capital Resources

As of June 30, 2023, we had $3.3 million in cash and cash equivalents, working capital of $10.6 million, borrowing availability under the ABL Facility of $0.8 million and $5.0 million of borrowings outstanding under the long term line of credit issued pursuant to our Loan and Security Agreement with Samsung Display. We had $4.3 million in cash, working capital of $17.0 million and borrowings outstanding and borrowing availability under the ABL Facility of $1.0 million and $1.8 million, respectively, at December 31, 2022.

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

We have committed the funds and ordered all equipment to be purchased under these programs, including a production capable dPd organic deposition tool that is expected to improve yield and throughput of this innovative technology for the benefit of our AR/VR customers. As of June 30, 2023, we had taken delivery of eighteen pieces of production equipment and received $33.9 million of the total $39.1 million in government granted awards for initial deposits required by capital equipment vendors. Overall, we remain on track and within requirements of the U.S. Defense Production Act Title III and IBAS funding grants.

For the six months ended June 30, 2023 cash used in operating activities were $5.3 million which was attributable to a net loss of $13.8 million offset by cash used by operating assets and liabilities of $6.3 million and non-cash income and expenses of $2.1 million. Cash used in operating activities for the six months ended June 30, 2022 was $1.8 million.

For the six months, ended June 30, 2023 cash used in investing activities was $4.9 million related to equipment purchases primarily to improve manufacturing yields and production capacity and to advance our dPd technology including grant proceeds for capital expenditures of $4.2 million.

As of June 30, 2023, we had outstanding commitments to purchase approximately $0.2 million in capital expenditures, and expect to make additional capital expenditures during 2023 to improve our manufacturing and R&D capabilities. These commitments exclude $7.5 million expected to be purchased and funded by the DoD, as described above. Cash used in investing activities during the six months ended June 30, 2022 was $8.5 million for equipment purchases.

For the six months ended June 30, 2023, cash provided by financing activities of $9.2 million, includes borrowings under a line of credit of $5.0 million, proceeds from government grants of $4.3 million, and public offering (ATM) proceeds of $1.2 million offset by net repayments of $1.0 million under our ABL Facility, change in finance lease liabilities of $0.1 million, payments in withholding taxes on vested RSUs of $0.1 million and proceeds from the exercise of stock options of $29 thousand. Net cash provided by financing activities during the six months ended June 30, 2022 was $8.7 million.

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As described in Note 2 - Merger, on May 17, 2023, the Company signed a Merger Agreement pursuant to which it will be acquired by Samsung Display, in a transaction expected to close in the fourth quarter of 2023. As described in Note 6 – Debt, concurrently with the signing of the Merger Agreement the Company entered into a Loan and Security Agreement with Samsung Display that provides for two advances of up to $5 million each and a third advance of $3 million with an increase to $5 million upon satisfaction of certain conditions.

For the six months ended June 30, 2023, a net loss of $13.8 million, including approximately $7 million of investment banking, legal and other Merger related expenses and cash used in operating activities of $5.3 million. As of June 30, 2023, we had $3.3 million of cash, no borrowings outstanding under the ABL Facility and borrowing availability of $0.8 million under our ABL Facility. In June 2023, the Company received the first $5 million advance under the Loan and Security Agreement with Samsung Display. In August 2023, the Company received the second $5 million advance under the Loan and Security Agreement and is eligible to borrow the third installment of $3 to $5 million in January 2024.

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

Should the merger with Samsung Display not occur the Company may not be able to meet its financial obligations as they become due without additional financing or sources of capital. This is due to continuing losses, our financial position, and uncertainty regarding our ability to borrow under our ABL Facility, or continue to raise funds under our ATM facility. Although demand for our products has remained steady, due to inflationary pressures our costs to obtain components and other materials has increased and ongoing equipment failures and lower than expected yields have resulted higher material costs and delays in quarterly revenue. If these trends worsen or result in lost orders it could materially and adversely affect our business, financial condition, and results of operations. Management is prepared to reduce expenses and raise additional capital, but there can be no assurance that we will be successful in sufficiently reducing expenses or raising capital to meet our operating needs.

We have taken actions to increase revenues and to reduce expenses and are considering financing alternatives. Our plans with regard to these matters include the following actions if the merger with Samsung Display is delayed beyond the fourth quarter of 2023 or does not close: 1) focus production and engineering resources on improving manufacturing yields and increasing production volumes, 2) continue the Work Status Reduction program that began in October 2019 for certain members of senior management pursuant to which their work status is reduced by approximately 20%, 3) continue to utilize government grants for purchase of capital equipment and funding manufacturing personnel, 4) reduce discretionary and other expenses, 5) seek to enter new markets, 6) sale of common shares under our At the Market, or ATM, equity facility entered into in November 2021, 7) consider additional financing and/or strategic alternatives, and 8) borrowings under its line of credit per the Samsung Display Merger agreement discussed in Note 6.

We are reassessing our business plans and forecasts over the next two years. Based on our known cash needs as of August 2023, our latest forecast of revenues and expenses, and the anticipated availability of our ABL facility, we have developed plans to extend our liquidity to support working capital requirements through the third quarter of 2024 and beyond.

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

For the six months ended June 30, 2023, we raised $1.2 million through the sale of shares under the ATM facility. We used and intend to use the net proceeds from sales made under the ATM facility for working capital and other general corporate purposes. We had approximately $2.4 million of potential sales remaining under the ATM facility, gross of offering expenses as of June 30, 2023.

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

The ABL Facility is secured by a lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents. The ABL Facility contains customary representations and warranties, affirmative and negative covenants and events of default, including a provision that we maintain a minimum tangible net worth of $13 million and a minimum working capital balance of $4 million. As of June 30, 2023, we had no borrowings, had unused borrowing availability of $0.8 million and were in compliance with all financial debt covenants.

Loan and Security Agreement

Concurrently with the execution and delivery of the Merger Agreement, Samsung Display and we entered into a Loan and Security Agreement, dated on May 17, 2023. Pursuant to the Loan and Security Agreement, Samsung Display agreed to provide a long-term line of credit to us, including two advances to us of up to $5 million each, and a third advance to us of up to $3 million with an increase to up to $5 million upon satisfaction of certain conditions. Interest under the Loan and Security Agreement is payable semi-annually on the advances at the prime rate as published in the Wall Street Journal (to be set on the first day of each semi-annual interest period), and is payable at our option either in cash or in kind by adding to the aggregate outstanding principal amount of the loan on each semi-annual interest payment date an amount equal to the amount of interest accrued and unpaid as of such date. In the event the Merger does not close, the loan balance, including any accrued by unpaid interest is payable upon the five year anniversary of the termination of the Merger Agreement. On June 15, 2023 and August 1, 2023, the Company received the first and second advances, respectively, of $5 million each, as provided for under the Loan and Security Agreement.

The long term line of credit is subordinated to our ABL facility and secured by certain collateral, including a second lien on all receivables, property and the proceeds thereof, credit insurance policies and other insurance relating to the collateral, books, records and other general intangibles, inventory and equipment, proceeds of the collateral and accounts, instruments, chattel paper, and documents (but excluding all rights in intellectual property). The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants, events of default and termination provisions.

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

Remediation Steps to Address the Material Weakness

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year-ended December 31, 2022, we commenced a remediation plan with the goal of remediating this material weakness as soon as possible. The material weakness will not be considered remediated until the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing, although the Company cannot estimate when the remediation will be completed. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management plans to document key controls over earnings per share calculations and modify existing controls as necessary to ensure they operate at a sufficient level of precision.

During the remediation of the above material weakness, the Company may decide to modify other internal controls to further strengthen its overall internal control environment.

Changes in Internal Control Over Financial Reporting

Except with respect to the remediation efforts described above, during the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Merger Agreement, three complaints, which we refer to as the Exchange Act Complaints, have been filed by purported stockholders of our Company and the Board as individual actions in the United States District Court for the Southern District of New York, captioned Oppenhuizen v. eMagin Corporation, et. al., Civil Action No. 1:23-5360 (filed June 23, 2023), Berkland v. eMagin Corporation, et. al., Civil Action No. 1:23-cv-5551 (filed June 28, 2023), and O’Dell v. eMagin Corporation, et. al., Civil Action No. 1:23-cv-5621 (filed June 30, 2023). The Exchange Act Complaints allege that the defendants filed or caused to be filed a materially incomplete and misleading preliminary proxy statement with the SEC and assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended.

In addition, on June 26, 2023, June 27, 2023, June 29, 2023 and July 5, 2023, we received demand letters from six purported stockholders of our Company alleging that the preliminary proxy statement relating to the Merger omits purportedly material information. On June 26, 2023, we received a demand made by a purported stockholder of our Company pursuant to Section 220 of the Delaware General Corporation Law seeking certain books and records of the Merger and related matters, which, collectively with the aforementioned six demand letters, we refer to herein as the Demand Letters.

While we believe that the disclosures set forth in the preliminary proxy statement comply fully with all applicable law and deny the allegations in the pending Exchange Act Complaint and Demand Letters described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, we made certain disclosures that supplement and revise those contained in the definitive proxy statement relating to the Merger (the "Supplemental Disclosures"). These Supplemental Disclosures were filed with the SEC under Schedule 14A. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth therein. To the contrary, we specifically deny all allegations in the Exchange Act Complaint and Demand Letters described above that any additional disclosure was or is required or material. We cannot predict the outcome of the Exchange Act Complaint and Demand Letters. We believe that the Exchange Act Complaint and Demand Letters are without merit, and we and the individual defendants intend to vigorously defend against the Exchange Act Complaint and Demand Letters and any subsequently filed similar actions. If additional similar complaints are filed or demand letters are received, absent new or significantly different allegations, we will not necessarily disclose such additional filings.

In addition to the Exchange Act Complaints and the Demand Letters, on July 14, 2023, a purported stockholder of the Company filed a putative class action complaint against us, the Board, Samsung Display, Silk USA, and Merger Sub in the Delaware Court of Chancery, captioned Heckerman v. Wittels, et al. (Case No. 2023-0716), which we refer to herein as the Heckerman Complaint. The Heckerman Complaint alleges, on behalf of a putative class of our stockholders, among other things, claims for breach of fiduciary duty against the Board with respect to the inclusion of certain termination provisions in the Merger Agreement and with respect to the process leading up to the Merger, and claims for aiding and abetting such alleged breaches of fiduciary duty against Samsung Display. The Heckerman Complaint seeks, among other things, an injunction enjoining the consummation of the Merger or the enforcement of certain provisions of the Merger Agreement, or, in the event, the Merger is consummated, to recover damages resulting from defendants’ alleged breaches of fiduciary duty and/or aiding and abetting of breaches of fiduciary duty. We cannot predict the outcome of the Heckerman Action. We believe that the Heckerman Action is without merit, and we and the individual defendants intend to vigorously defend against the Heckerman Action.

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

Risks Related to the Merger

The Merger Agreement and the pendency of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

On May 17, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsung Display Co., Ltd., a Korean corporation (“Samsung Display”), Emerald Intermediate, Inc., a Delaware corporation and wholly owned subsidiary of Samsung Display (“Silk USA”), and Emerald Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Silk USA (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (“the Merger”). The Merger Agreement contains customary representations, warranties and covenants for transactions of this type, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and the Company’s conduct of its business between the date of signing the Merger Agreement and the Closing. The Merger Agreement also contains representations, warranties and covenants unique to the Company’s assets and commercial activities. The closing of the Merger (the “Closing”) is subject to certain customary conditions, including (i) required approvals by the Company’s stockholders, (ii) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any other required governmental approvals or waivers thereof, including clearance from the Committee on Foreign Investment in the United States, and (iv) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Merger, the bringing down of certain representations and warranties as of the Closing and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement).

During the period between the date of signing of the Merger Agreement and the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger and the transactions contemplated by the Merger. Some of these risk factors include:

•difficulties maintaining relationships with customers, distributors, vendors, suppliers, service providers and other business partners, who may defer decision about working with us, move to our competitors, seek to delay or change existing business relationships with us;

•uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;

•distraction of our current employees as a result of the announced Merger Agreement which could result in a decline in their productivity or cause distractions in the workplace;

•our inability to attract new employees or retain current employees may be exacerbated due to uncertainties related to the Merger;

•the impact of litigation in respect of the Merger Agreement and the Merger;

•diversion of significant management time and resources towards the completion of the Merger and transactions related to the Merger;

•impact of costs related to completion of the Merger and transactions related to the Merger, including any costs related to any divestitures for which we are required to obtain regulatory approvals;

•our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business and other restrictions on our ability to conduct our business pursuant to the Merger Agreement; and

•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could cause us or Samsung Display to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Merger under the HSR Act, and any voluntary agreement with the United States Federal Trade Commission (“FTC”), or the Department of Justice Antitrust Division (“DOJ”). In deciding whether to grant antitrust approvals, the FTC or DOJ, and other state regulatory agencies will consider the effect of the Merger on competition and will likely condition their approval of the Merger on our and/or Samsung Display’s agreement to various requirements, limitations, divestitures or impose restrictions on the conduct of the combined entity’s business following the Merger. We cannot provide any assurance that we or Samsung Display will obtain the necessary approvals to complete the Merger. In addition, these requirements, limitations, divestitures, or restrictions may result in the delay or abandonment of the Merger.

At any time before or after completion of the Merger, notwithstanding the termination or expiration of the waiting period under the HSR Act, the FTC or DOJ or any other state regulatory agency could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of us and/or Samsung Display, or requiring us or Samsung Display to agree to other remedies or requirements. We cannot be certain that a legal challenge to the Merger will not be made or that, if a legal challenge is made, Samsung Display or we will prevail. Failure to prevail in any legal challenge to the Merger may result in the delay or abandonment of the Merger.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practices but are restricted from taking certain actions without Samsung Display’s prior consent, which is not to be unreasonably withhold, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursing strategic business opportunities and taking extraordinary actions with respect to our business during this period.

Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect our businesses and operations.

Putative stockholder complaints, including stockholder class action complaints, demands for books and records and other complaints or actions may be filed against us, our board of directors (the “Board”), Samsung Display, Samsung Display’s board of directors, and others in connection with the transactions contemplated by the Merger Agreement. For example, three complaints, which we refer to as the Exchange Act Complaints, have been filed by purported stockholders of our Company and the Board as individual actions in the United States District Court for the Southern District of New York, captioned Oppenhuizen v. eMagin Corporation, et. al., Civil Action No. 1:23-5360 (filed June 23, 2023), Berkland v. eMagin Corporation, et. al., Civil Action No. 1:23-cv-5551 (filed June 28, 2023), and O’Dell v. eMagin Corporation, et. al., Civil Action No. 1:23-cv-5621 (filed June 30, 2023). The Exchange Act Complaints allege that the defendants filed or caused to be filed a materially incomplete and misleading preliminary proxy statement with the SEC and assert claims under Sections 14(a) and 20(a) of the Exchange Act. In addition, on June 26, 2023, June 27, 2023, June 29, 2023 and July 5, 2023, we received demand letters from six purported stockholders of our Company alleging that the preliminary proxy statement relating to the Merger omits purportedly material information. On June 26, 2023, we received a demand made by a purported stockholder of our Company pursuant to Section 220 of the Delaware General Corporation Law seeking certain books and records of the Merger and related matters, which, collectively with the aforementioned six demand letters, we refer to herein as the Demand Letters. In addition to the Exchange Act Complaints and the Demand Letters, on July 14, 2023, a purported stockholder of the Company filed a putative class action complaint against us, the Board, Samsung Display, Silk USA, and Merger Sub in the Delaware Court of Chancery, captioned Heckerman v. Wittels, et al. (Case No. 2023-0716), which we refer to herein as the Heckerman Complaint. We believe that the Exchange Act Complaint, the Demand Letters and the Heckerman Complaint are without merit, and we and the individual defendants intend to vigorously defend against the Exchange Act Complaint, Demand Letters, the Heckerman Complaint and any subsequently filed similar actions. We cannot predict the outcome of the Exchange Act Complaint, the Demand Letters or the Heckerman Complaint. The outcome of these actions and any other litigation that arises in connection with the Merger or the Merger Agreement is uncertain, and we may not be successful in defending against them or any such future claims. Lawsuits that may be filed against us, our Board, Samsung Display, or Samsung Display’s board of directors could delay or prevent the Merger and otherwise adversely affect our business, results of operations, and financial condition.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.

We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all;

•investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, investors and other business partners may be adversely impacted, and we may be unable to retain key personnel;

•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger, for which we may receive little or no benefit if the Merger and the transactions contemplated by the Merger are no completed and may relate to activities that we would not have undertaken other than to complete the Merger; and

•failure to complete the Merger, may result in negative publicity and negative impression of us in the investment community.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement provide that we may enter into a definitive agreement with respect to proposals that may be superior to the transaction contemplated by the Merger Agreement (“Superior Proposals”) under certain circumstances and in compliance with certain obligations under the Merger Agreement. However, if the Merger Agreement is terminated under certain circumstance, including termination by us in order to enter into a definitive agreement providing for a Superior Proposal, or if our board changes its recommendation to shareholders to vote in favor of the transaction with Samsung Display, we would be required to pay Samsung Display a termination fee of $9 million. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

The consideration payable to holders of our common stock pursuant to the Merger will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the market price of our common stock.

The consideration payable to holders of our common stock pursuant to the Merger will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the proposed Merger consideration.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant fees and expenses, including fees for professional services and other transaction costs, in connection with the Merger, including costs that we may not currently expect. Except as otherwise provided in the Merger Agreement, we must pay all fees and expenses incurred by us in connection with the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, whether or not the transactions contemplated by the Merger Agreement are consummated, In addition, if the Merger Agreement is terminated under specified circumstances, we would be required to pay to Parent a termination fee equal to $9 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger remains subject to review by CFIUS and we are not certain how the outcome of the review will impact the Merger or our business.

Consummation of the Merger is subject to review and approval (the “CFIUS Approval”) by the Committee on Foreign Investment in the United States ( “CFIUS”) pursuant to Section 721 of the Defense Production Act of 1950, as amended (50 U.S.C. § 4565), and all interim or final rules and regulations issued and effective thereunder (“DPA”). In connection therewith, on July 10, 2023 the parties submitted a joint voluntary notice to CFIUS with respect to the Merger and the other transactions contemplated by the Merger Agreement (the “CFIUS Notice”). The CFIUS Notice was accepted for review on July 18, 2023, which triggered a 45-day initial review period that ends on August 31, 2023.

We may not receive CFIUS Approval or such approval may contain a condition that would be unacceptable to the parties. If CFIUS seeks to impose conditions on the granting of its approval, lengthy negotiations may ensue among CFIUS, Samsung Display and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.

We cannot assure you that CFIUS clearance will be obtained in a timely manner or obtained at all, or that the granting of CFIUS clearance will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. The special meeting of our stockholders at which the adoption and approval of the Merger Agreement will be considered (the “Special Meeting”) may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and Samsung Display may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, Samsung Display, or the combined company.

The large number of retail investors that comprise our shareholder base may impact our ability to obtain shareholder approval for the Merger.

The presence at the Special Meeting of the holders of a majority of the number of shares of our common stock and the Series B Convertible Preferred Stock (on an as-converted basis with the common stock) issued and outstanding on the record date will constitute a quorum permitting the meeting to conduct its business. If a quorum is not present, the only business that can be transacted at the Special Meeting is the adjournment or postponement of the meeting to another date or time. Because our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently, there can be a significant turnover of shareholders between the record date for the special meeting and the meeting date, which may make it harder to get retail investors to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover may create logistical issues for obtaining the shareholder approval required to consummate the Merger. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes or to achieve the quorum needed for the special meeting may impede our ability consummate the Merger. If we find it necessary to delay or adjourn the special meeting or to seek approval again, it will be time consuming and we will incur additional costs.

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

2.2

Agreement and Plan of Merger, by and among the Company, Samsung Display Co., Ltd., Emerald Intermediate, Inc. and Emerald Merger Sub, Inc., dated May 17, 2023 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2023).

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

3.6

Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2023).

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

10.1

Form of Support Agreement, by and among Samsung Display Co., Ltd., Emerald Intermediate, Inc. and Emerald Merger Sub, Inc., and certain stockholders of the Company Stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2023).

10.2

Loan and Security Agreement, by and among Samsung Display Co., Ltd., Emerald Intermediate, Inc. and the Company, dated May 17, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 17, 2023).

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

Date: August 10, 2023

eMAGIN CORPORATION

By:	/s/ Andrew G. Sculley
Andrew G. Sculley
Chief Executive Officer
Principal Executive Officer